Form 10QSB
period 2006-09-30
Navidec Financial Services, Inc.
filed 2006-11-14
CIK 1302946

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[x] Quarterly Report pursuant to Section 13 or 15(d) of the Securities  Exchange
    Act of 1934 for the period ended September 30, 2006.

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the transition period from                to
                              ---------------    --------------


                       Commissions file number 000-51139


                        NAVIDEC FINANCIAL SERVICES, INC.
   ---------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

     COLORADO                                         13-4228144
     --------                                         ----------
     (State or other                                  (IRS Employer
     jurisdiction of                                  Identification No.)
     Incorporation)



         8310 South Valley Highway, 3rd Floor, Englewood, Colorado 80112
   ---------------------------------------------------------------------------
                    (Address of principal executive offices)

                   Registrant's telephone number: 303-222-1000

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes           No   X
                                -----        -----

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 7,950,048 shares of common stock were outstanding at November 14, 2006.

Transitional Small Business Disclosure Format (Check One):

                            Yes            No   X
                                 ------       -----

Transitional Small Business Disclosure Format:  No

                NAVIDEC FINANCIAL SERVICES, INC. AND SUBSIDARIES.

                                      INDEX

                                                                                  Page Number
                                                                                  -----------

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets as of September 30,                      2
         2006 and December 31, 2005

         Condensed Consolidated Statements of Operations for the                        3
         Three Months and Nine Months ended September 30, 2006 and 2005

         Condensed Consolidated Statements of Cash Flows for the                        4
         Nine Months ended September 30, 2006 and 2005

         Notes to Financial Statements                                                  5


Item 2.  Management's Discussion and Analysis of Financial                              13
         Condition and Results of Operations

Item 3.  Controls and Procedures                                                        18


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                              18

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds                    18

Item 3.  Defaults upon Senior Securities                                                19

Item 4.  Submission of Matters to a Vote of Security Holders                            19

Item 5.  Other Information                                                              19

Item 6.  Exhibits and Reports on Form 8-K                                               19

Signatures                                                                              19

ITEM 1.     FINANCIAL STATEMENTS.


                        NAVIDEC FINANCIAL SERVICES, INC.
                           CONSOLIDATED BALANCE SHEET
                                 (In thousands)


                                                                          September 30, 2006  December 31, 2005
                                                                              (Unaudited)         (Audited)
                                                                          ------------------  -----------------
ASSETS:

      CURRENT ASSETS:
             Cash and cash equivalents                                        $       333         $       398
             Marketable securities                                                      3                   3
             Accounts receivable, net                                                  36                  56
             Prepaid expenses and other                                                54                  --
                                                                              ------------       ------------
               Total current assets                                                   425                 457
                                                                              ------------       ------------

      PROPERTY, EQUIPMENT, AND SOFTWARE, net                                           80                  89

      OTHER ASSETS:
             Notes receivable - Related Party                                         886                 554
             Investments in securities of BPZ Inc.                                  4,002               6,131
             Other assets                                                              11                   5
             Acquired goodwill                                                        190                 190
                                                                              ------------       ------------
                                                                                    5,089               6,880

TOTAL ASSETS                                                                  $     5,594         $     7,426
                                                                              ============       ============

LIABILITIES AND STOCKHOLDERS' EQUITY
      CURRENT LIABILITIES:
             Accounts payable                                                 $       119         $       250
             Accrued liabilities                                                       --                  85
             Current borrowings and capital leases                                     --                 300
                                                                              ------------       ------------
               Total current liabilities                                              119                 635

      MINORITY INTEREST IN CONSOLIDATED SUBSIDIARY                                     64                  54

      STOCKHOLDERS' EQUITY
             Common stock, 100,000,000, $.001 par value, shares
             authorized, and voting 7,950,048 shares obligated outstanding              8                   8
             Warrants for common stock                                                 --                  --
             Deferred compensation                                                     --                  --
             Additional paid in capital                                             9,413               9,413
             Unrealized gain on marketable securities                                (102)                825
             Accumulated deficit                                                   (3,908)             (3,509)
                                                                              ------------       ------------

               Total stockholders' equity                                            5,413              6,737
                                                                              ------------       ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                    $      5,594        $     7,426
                                                                              ============       ============



         The accompanying notes to consolidated financial statements are an integral part of these statements.

                        NAVIDEC FINANCIAL SERVICES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
  FOR THE THREE MONTHS AND NINE ENDED SEPTEMBER 30, 2006 AND SEPTEMBER 30, 2005
                                 (IN THOUSANDS)
                                   (UNAUDITED)



                                                      For the Three Months Ended     For the Nine Months Ended
                                                              September 30,                 September 30,
                                                          2006          2005             2006          2005
                                                      -----------   ------------      -----------   -----------
REVENUE                                               $      329    $       781       $      971   $     1,123
COST OF REVENUE                                               16            210               --           237
                                                      -----------   ------------      -----------  ------------

GROSS PROFIT                                          $      314    $       571       $      971   $       886

OPERATING EXPENSES:
      General and administrative                             532          1,832            1,641         2,511
      Impairment, depreciation and amortization                2              6                8             9
                                                      -----------   ------------      -----------   -----------

          Total operating expenses                           534          1,837            1,649         2,520
                                                      -----------   ------------      -----------   -----------

LOSS FROM OPERATIONS                                        (220)        (1,266)            (679)       (1,634)

OTHER INCOME (EXPENSE):
      Gain on settlement of debt                              --             31               --            31
      Gain on sale of investments                             --             --               66            --
      Gain on sale of AegisUSA                               100             --              300            --
      Interest income (expense)                               11             --               21            --
      Other income (expense)                                  --             23               17             7
                                                      -----------   ------------      -----------   -----------

          Total other income (expense)                       111             54              403            38
                                                      -----------   ------------      -----------   -----------

NET INCOME (LOSS) FROM OPERATIONS                     $     (109)   $    (1,211)      $     (286)  $    (1,596)
                                                      ===========   ============      ===========   ===========

NET INCOME (LOSS) BEFORE MINORITY INTEREST                  (109)        (1,211)            (286)       (1,596)
      Minority interest in Consolidated subsidiary            (1)            --               --            --

NET INCOME (LOSS)                                     $     (110)   $    (1,211)      $     (286)  $    (1,596)
                                                      ===========   ============      ===========   ===========

EARNINGS PER SHARE:
      Basic                                           $    (0.01)   $     (0.18)      $    (0.04)  $     (0.24)
      Diluted                                         $    (0.01)   $     (0.18)      $    (0.04)  $     (0.24)

WEIGHTED AVERAGE SHARES OUTSTANDING:
      Basic                                                7,950          6,725            7,950         6,593
                                                      ===========   ============      ===========  ============

      Diluted                                              7,950          7,673            7,950         7,673
                                                      ===========   ============      ===========  ============




         The accompanying notes to consolidated financial statements are an integral part of these statements.

                        NAVIDEC FINANCIAL SERVICES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
       FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND SEPTEMBER 30, 2005
                                   (unaudited)
                                    ($ 000's)


                                                                                     2006            2005
                                                                                   ------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Loss                                                                       $     (286)   $     (1,596)
    Adjustments to reconcile net loss to net cash
          Used in operating activities:
          Depreciation                                                                      9               9
          Loss (Gain) on sale of investments                                               (8)             --
          Minority interest                                                                10              (1)
    Changes in operating assets and liabilities:
          Accounts receivable                                                              20             125
          Prepaid expenses and other assets                                               (54)             (1)
          Accounts payable                                                               (131)            521
          Accrued liabilities                                                             (85)            (73)
          Notes receivable                                                               (332)             --
          Other                                                                            (6)             20
                                                                                   ------------  --------------
    Net cash used in operating activities:                                               (863)         (1,026)
                                                                                   ------------  --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
          Proceeds from sale of equity investments                                        808              --
          Other                                                                            --              --
          Cash acquired in business acquisition                                            --              58
          Cash used in business acquisition                                                --            (560)
                                                                                   ------------  --------------
    Net cash provided by investing activities                                             808            (502)
                                                                                   ------------  --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
          Post-merger proceeds from exercise of BPZ options                               289             939
          Proceeds from exercise of options                                                --              13
          Payments on notes payable and capital lease obligations                        (300)             --
          Proceeds from private placement of common stock                                  --             817
                                                                                   ------------  --------------
 Net cash provided by financing activities                                                (11)          1,769
                                                                                   ------------  --------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                                 (65)            241
CASH AND CASH EQUIVALENTS, beginning of period                                            398             380
                                                                                   ------------  --------------

CASH AND CASH EQUIVALENTS, end of period                                           $      333    $        621
                                                                                   ============  ==============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFO
          Cash paid for interest                                                           13              --
          Cash paid for taxes                                                              --              --



         The accompanying notes to consolidated financial statements are an integral part of these statements.

                NAVIDEC FINANCIAL SERVICES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
                               September 30, 2006


NOTE 1 - ORGANIZATION

Navidec Financial Services, Inc. ("NFS") is a Colorado corporation that was established in December 2002 under the name "Navidec Capital, Inc." and was renamed "Navidec Financial Services, Inc." in October 2003. NFS was a wholly-owned subsidiary of Old Navidec until it was spun-off as a dividend, pro rata, to the shareholders of Old Navidec pursuant to the terms of a revised Merger Agreement, dated as of July 8, 2004, between BPZ and Old Navidec (the "Merger Agreement"). The Merger Agreement provided, among other things, for the transfer of all of the business assets and liabilities of Old Navidec and its subsidiaries to NFS and for the spin-off of NFS to the shareholders of Old Navidec pro rata as of September 9, 2004, the record date for the share distribution.

The separation of NFS from Old Navidec and the distribution of Old Navidec's historical business to NFS was a condition to the merger transaction between Old Navidec and BPZ. In contemplating the merger transaction, the Old Navidec board of directors determined that separating its historical business development and mortgage services businesses from its new oil and gas exploration and production business to be acquired through the acquisition of BPZ and distributing the common stock of the subsidiary NFS pro rata to Old Navidec shareholders was advisable to protect the economic interests of the existing Navidec shareholders as of September 9, 2004. Old Navidec's board of directors believed that the separation of NFS from Old Navidec would provide both companies with the opportunity to focus exclusively on their respective businesses and their unique opportunities. In addition, the separation should enable each company to enhance its strategic, financial and operational flexibility, and better facilitate future financings.

The merger transaction was consummated on September 10, 2004. On February 2, 2005, all of the shares of NFS common stock required to be distributed as a dividend pursuant to the merger and spin-off transaction were distributed to the Old Navidec shareholders of record as of September 9, 2004.


NFS SERVICES

NFS is in the business of identifying and acquiring substantial controlling interests in development stage companies with strong growth potential. NFS's policy in this regard is to obtain at least 51% and preferably 80-90% or more of any such company that we may acquire. Our goal is to significantly enhance their growth potential by providing capital, consulting, personnel and other services, both internally and through outside sources. After developing and operating such acquired companies NFS may elect to either sell them privately or publicly, or NFS may distribute equity therein by dividend to NFS shareholders, or NFS may continue to operate them as subsidiaries. From time to time NFS may, on a contract basis, also provide similar capital, consulting, personnel and other services, both internally and through the use of subcontractors, to development stage companies in which NFS has decided not to acquire an interest.

                NAVIDEC FINANCIAL SERVICES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
                               September 30, 2006

NORTHSIGHT

On September 11, 2003, Old Navidec entered into a purchase agreement with Northsight Mortgage Group, LLC ("Northsight") and its sole member that provided for the transfer of eighty percent (80%) of the issued and outstanding membership units of Northsight to Old Navidec in exchange for the issuance of shares of Old Navidec common stock. Pursuant to the terms of the purchase agreement, 42,667 shares of Old Navidec common stock were issued to the sole member of Northsight and additional shares were placed in escrow. After the audit of Northsight's December 31, 2003 financial statements, an additional 42,667 shares of Old Navidec common stock were issued to the sole member of Northsight and an aggregate of 43,562 shares of Old Navidec common stock were issued to two employees of Northsight pursuant to the terms of the purchase agreement in exchange for the transfer of any trade names, trademarks or trade dress related to Northsight. At that time the balance of the shares subject to the escrow was adjusted pursuant to the purchase agreement to provide for a total of 197,056 shares that are to be released and issued to the two employees in equal annual installments over a three year period beginning on September 11, 2004 and ending on September 11, 2006. Following this adjustment the total acquisition cost for the 80% interest in Northsight was valued at $246,320. The 80% ownership interest in Northsight was transferred and assigned by Old Navidec to NFS pursuant to the terms of the merger transaction. In May of 2005, NFS established Navidec Mortgage Holdings, Inc. ("Mortgage Holdings"), a Colorado corporation and wholly-owned subsidiary of NFS that is the holding company of the mortgage-related entities and assets of NFS.

Northsight  is  subject  to  the   regulations  of  the  Arizona  State  Banking
Commission, and is also subject to Federal regulations regarding consumer protection, including Truth-In-Lending and RESPA, since it originates consumer loans.

NOTE 2 - BASIS OF PRESENTATION AND MANAGEMENT OPINION

The unaudited financial statements and related notes for the first quarter of 2006 presented herein have been prepared by the management of NFS and its subsidiaries pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. Operating results for the three and nine month periods ended September 30, 2006 are not necessarily indicative of the results that may be expected for the full year. It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the December 31, 2005 audited consolidated financial statements.

In the opinion of management, all adjustments (consisting only of normal recurring adjustments), which are necessary for a fair presentation of operating results for the interim period presented have been made.

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of NFS and its subsidiaries, Northsight Mortgage Group, LLC, and Navidec Mortgage Holdings, Inc. All significant inter-company balances and transactions have been eliminated in consolidation. In April 2005, NFS acquired Aegis Business Group, Inc. ("Aegis"), a technology company that develops and markets security solutions related to identity and computer access management. In December 2005, Aegis was sold to two individuals, one of whom is an officer of NFS and one of whom was at the time, a director of NFS. As a result of this sale, effective December 13, 2005 we discontinued all operations within the technology division. As of that date the operations of Aegis USA, Inc. are no longer consolidated into the financials of Navidec Financial Services, Inc.

                NAVIDEC FINANCIAL SERVICES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
                               September 30, 2006


USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities, disclose of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ materially from those estimates.

CASH AND CASH EQUIVALENTS

For purposes of reporting cash flows, NFS considers cash and cash equivalents to include highly liquid investments with original maturities of 90 days or less. Those are readily convertible into cash and not subject to significant risk from fluctuations in interest rates. The recorded amounts for cash equivalents approximate fair value due to the short-term nature of these financial instruments.

CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject NFS to significant concentrations of credit risk include cash equivalents, notes receivable and trade accounts receivable. The Company maintains its cash and investment balances in the form of bank demand deposits, money market accounts, commercial papers and short-term notes with financial institutions that management believes to be of high credit quality. Accounts receivable are typically unsecured and are derived from transactions with and from customers primarily located in the United States.

NFS performs ongoing evaluations of its clients' financial condition and generally does not require collateral, except for billings in advance of work performed. Management reviews accounts receivable periodically and reduces the carrying amount by a valuation allowance that reflects management's best estimate of amounts that may not be collectible. Allowances, if any, for uncollectible accounts receivable are determined based upon information available and historical experience. There was no allowance at September 30, 2006.

No sales to unaffiliated customers represented 10% or more of the Company's revenue for the nine months ended September 30, 2006.

INVESTMENTS

Investments in publicly traded equity securities over which NFS does not exercise significant influence are recorded at market value in accordance with FAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities", which requires that all applicable investments be classified as trading securities, available for sale securities or held-to-maturity securities. The Company has investments treated as available-for-sale securities that are restricted from sale in the open market under Section 144 and have limited trading volume. There can be no assurance that we will realize the recorded value of this investment due to the size of the investment and its limited trading volume.

Investments in non-publicly traded equity securities or non-marketable equity securities are stated at the lower of cost or estimated realizable value.

                NAVIDEC FINANCIAL SERVICES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
                               September 30, 2006


PROPERTY, EQUIPMENT AND SOFTWARE

Office equipment and software are stated at cost and deprecation is provided using the straight-line method. Leasehold improvements are amortized using the straight-line method over the shorter of the useful life of the improvements or the minimum term of the lease. Maintenance and repairs are expensed as incurred and major additions, replacements and improvements are capitalized. Internal use software is amortized on a straight-line basis over its expected economic life.

LONG-LIVED ASSETS

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. A long-lived asset is considered impaired when estimated future cash flow related to the asset, undiscounted and without interest, are insufficient to recover the carrying amount of the asset. If deemed impaired, the long-lived asset is reduced to its estimated fair value. Long-lived assets to be disposed of are reported at the lower of their carrying amount or estimated fair value less cost of sale.

START-UP COSTS

Start-up costs, including organizational restructuring expenses, are expensed as incurred.

GOODWILL

Goodwill is evaluated annually to determine if its value has been impaired. On September 11, 2003, Old Navidec entered into an agreement with Northsight Mortgage Group, LLC. ("Northsight") and its sole member that provided for the transfer of eighty percent (80%) of the issued and outstanding membership units of Northsight to Old Navidec resulting in the realization of $190,000 of goodwill. This membership interest was transferred to NFS pursuant to the terms of the Merger Agreement.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying value of cash and cash equivalents, trade receivables and payables approximated their fair value because of their short-term nature. Investments in debt securities are recorded at their amortized cost, which approximates fair value because of their short-term maturity. Investments in marketable equity securities are recorded at fair value based upon quoted market prices. Investments in non-marketable equity securities are based upon recent sales of similar securities by the investees and approximated their carrying value. The Company's borrowings approximate their carrying amounts based upon interest rates currently available to the Company.

REVENUE RECOGNITION

Contract Revenues

Revenues from time and materials contracts are recognized as the work is completed. Revenue recognition for time and materials contracts is not significantly impacted by judgments and estimates. When work is performed based on fixed price agreements, it is generally of a short duration and revenue is recognized when the work is completed.

                NAVIDEC FINANCIAL SERVICES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
                               September 30, 2006


Other Revenues

Revenues from mortgage brokerage operations are generally related to transaction based fees and are recognized at the consummation of the transactions, generally when mortgage transactions close.

STOCK BASED COMPENSATION

As permitted under the Statements of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation", the Company accounts for its stock-based compensation for options issued to employees in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). As such, for options granted to employees and directors, compensation expense is recorded on a straight-line basis over the shorter of the period that the services are provided or the vesting period, only if the current market price of the underlying stock exceeds the exercise price. Certain pro forma net income and earnings per share disclosures for employee stock option grants are also included in the notes to the financial statements as if the fair value method as defined in SFAS 123 had been applied. No options were granted as compensation to employees or directors during the nine month period ended September 30, 2006 such that the current market price of the underlying stock was greater than the exercise price of the options. Transactions in equity instruments with non-employees for goods or services are accounted for by the fair value method.


NET INCOME (LOSS) PER SHARE

Basic net income (loss) per share is computed by dividing net income (loss) available to common shareholders for the period by the weighted average number of common shares outstanding for the period. Diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common and potential common shares outstanding during the period, if the effect of the potential commons share is dilutive.

COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) includes net income or loss and changes in equity from the market price variations in the BPZ stock and options held by the Company. The net loss for the year ended December 31, 2005 was $1,377,000 and the unrealized gain from BPZ stock was $450,000 Therefore, the Company's total comprehensive loss for the period ended December 31, 2005 was $927,000.

NOTE 3 - INVESTMENT IN BPZ

Significant estimates were made with respect to the valuation of certain of our investments in BPZ common stock and BPZ common stock purchase warrants that we have been granted. Upon consummation of the merger transaction between Old Navidec and BPZ, BPZ issued 604,246 shares of its common stock to NFS. These shares were issued in consideration of NFS's assumption of all of the pre-merger business assets and liabilities of Old Navidec. These shares have not been registered and are issued as "restricted securities" as that term is defined in rule 144 under the Securities Act of 1933. Our belief, however, is that these shares qualify as "marketable securities" as that term is defined by SFAS 115 (and as further defined in Footnote 2 to that Statement). Under this definition, if the equity security is restricted for sale by a governmental or other contractual requirement, but the holder of the security has the

                NAVIDEC FINANCIAL SERVICES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
                               September 30, 2006


power to cause such requirement of restriction to be met in a manner that the security would reasonably be expected to qualify for sale within one year, the security is not considered restricted for the purposes of SFAS 115. As such, we are required to record our investment in these securities at their fair value.

Further, due to certain registration rights and contractual conditions related to the exercise of these warrants, we believe that they do not qualify as derivative securities as the term is defined under SFAS 133 and as such should be recorded at their fair value as stipulated under the guidance of SFAS 115 (see paragraph above) and EITF 96-11. To this end (using the Black- Sholes options pricing model), we have estimated the fair value of these warrants to be $2.51 per share as of December 31, 2005 Had we not treated these warrants as marketable securities they would have been recorded on our books at the lower of cost or basis, which in this case would be zero. The Company has accounted for the receipt of stock and warrants as a contribution of capital from BPZ.

As of December 31, 2005 the closing market price per share was $4.25. The Company's "investments in BPZ" is valued at approximately $4,002,000 at September 30, 2006.

Due to the large block of shares held by us and due to the significant number of shares underlying the warrants relative to the trading volume of BPZ, it is uncertain if we could liquidate our positions in BPZ at an amount equal to the estimated fair value. Actual proceeds from the sale of the stock or the stock received upon exercise of the warrants may be significantly lower than the amount recorded on the balance sheet.

Under the terms of the merger agreement, cash proceeds from the exercise of certain legacy stock options in Old Navidec (now BPZ) are payable to NFS as additional contributed capital. For the nine months ended September 30, 2006 approximately $289,000 was credited to NFS equity accounts from the exercise of such options.

NOTE 4 - SUBSIDIARIES

The accompanying consolidated financial statements include the accounts of NFS and its subsidiaries, Northsight Mortgage Group, LLC, and Navidec Mortgage Holdings, Inc. All significant inter-company balances and transactions have been eliminated in consolidation. In April 2005, NFS acquired Aegis Business Group, Inc. ("Aegis"), a technology company that develops and markets security solutions related to identity and computer access management. In December 2005, Aegis was sold to two individuals, one of whom is an officer of NFS and one of whom was at the time, a director of NFS. As a result of this sale, effective December 13, 2005 we discontinued all operations within the technology division. As of that date the operations of Aegis USA, Inc. are no longer consolidated into the financials of Navidec Financial Services, Inc.

We are organized into two divisions: business development and mortgage services. In 2005 Annual revenues for the business development and mortgage services businesses were approximately $1,835,000. In 2005 we also operated a technology division. 2005 revenues for this division were approximately $588,000. In April 2005, NFS acquired Aegis Business Group, Inc. ("Aegis"), a technology company that develops and markets security solutions related to identity and computer access management. In December 2005, Aegis was sold to two individuals, one of whom is an officer of NFS and one of whom was at the time, a director of NFS. As a result of this sale, effective December 2005 we discontinued all operations within the technology division.

                NAVIDEC FINANCIAL SERVICES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
                               September 30, 2006


Our business development division focuses on identifying and acquiring controlling interests in development stage companies to further their growth by providing capital, consulting, personnel and other services, both internally and through the use of subcontractors. This division also provides consulting, personnel and other services, both internally and through the use of subcontractors, to development stage companies, in which we have decided not to invest. This is usually provided on a contract basis for fees and related expenses. After evaluating a potential candidate for the probability of success in its core business and determining its growth strategy and anticipated capital requirements, we develop a specific strategy of success with management of the development stage company and provide personnel and services to work in concert with the management to develop and execute the business plan.

The mortgage services division is focused on the Phoenix and Scottsdale Arizona markets and is primarily engaged in the business of marketing, originating, and brokering residential mortgages secured by real estate.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

Under the terms of the merger agreement for the acquisition by Old Navidec of BPZ, NFS is obligated to indemnify BPZ for all costs or losses associated with liabilities that existed as of the merger date. Also, as partial consideration for the services of NFS, BPZ issued to NFS a stock purchase warrant granting the right to purchase up to 1,500,000 shares of BPZ common stock at an exercise price of $2.00 per share. In this regard, NFS has entered into sub-contract arrangements with certain third parties for the provision of some of the services contemplated under the aforementioned agreement. Pursuant to the terms of these sub-contract agreements, NFS has assigned 540,000 of the warrants to these third parties. Subsequently NFS has exercised 150,000 of the warrants. Accordingly, the amount recorded in the unaudited Consolidated Balance Sheet of NFS as of September 30, 2005 for "Investment in securities of BPZ" has been adjusted to reflect a remaining net right to purchase 810,000 shares of BPZ common stock.

LITIGATION

On February 14, 2006 BPZ filed a Petition in the District Court of Arapahoe County, Colorado for the appointment of a receiver and the judicial dissolution of NFS ("the Action"). On May 19, 2006, BPZ and the Company entered into a Settlement Agreement and Mutual Release (the "Agreement") by and among the
Company, BPZ, and John McKowen, the Chief Executive Officer of NFS (collectively, the "Parties"). The Agreement settles all disputes amongst the Parties relating to the Action. The Agreement provides for among other things a complete mutual release between the Parties of any and all claims relating to the Action. The Agreement also provides that the expiration date that currently applies to the BPZ warrants held by NFS will be extended to a date that is one year following the effective date of the registration of the BPZ shares underlying the warrants. BPZ is obligate to use good faith and reasonably diligent efforts to obtain effective registration of such shares and will bear any related, direct and customary registration expense. On June 20, 2006 the Court dismissed the petition with prejudice and further issued a declaratory judgment and finding of fact that BPZ was not now nor had it ever been shareholder of NFS since September 9, 2004, the record date of the spin-off.

                NAVIDEC FINANCIAL SERVICES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
                               September 30, 2006


On April 4, 2006 NFS received notice that a default judgment had been entered in favor of NFS in Denver District Court, Colorado in a matter pending in that court between NFS, Larson International Limited, and Leslie Greyling. NFS had brought an action against Larson International Limited and Leslie Greyling (collectively "Larson") alleging among other things non-performance with regards to a business consulting agreement between Old Navidec and Larson. The court awarded NFS approximately $420,000 in cash and the court ordered that 100,000 shares of BPZ Energy common stock revert back to NFS. NFS had initially conveyed these shares to Larson as compensation under the business consulting agreement. NFS had been holding the shares pending completion of the services contemplated under the business consulting agreement.

In the normal course of business, the Company is subject to, and may become a party to, litigation regarding disputes with vendors and employment issues. Management believes there are no other matters currently in litigation, other than the SEC investigation described above that could have a material impact on the Company's financial position or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006

The following discussion is intended to provide an analysis of the Company's financial condition and should be read in conjunction with NFS financial statements and the notes thereto set forth herein. The matters discussed in these sections that are not historical or current facts deal with potential future circumstances and developments. NFS actual results could differ materially from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include those discussed below.

OVERVIEW

NFS is in the business of identifying and acquiring substantial controlling interests in development stage companies with strong growth potential. NFS's policy in this regard is to obtain at least 51% and preferably 80-90% or more of any such company that we may acquire. Our goal is to significantly enhance their growth potential by providing capital, consulting, personnel and other services, both internally and through outside sources. After developing and operating such acquired companies NFS may elect to either sell them privately or publicly, or NFS may distribute equity therein by dividend to NFS shareholders, or NFS may continue to operate them as subsidiaries. From time to time NFS may, on a contract basis, also provide similar capital, consulting, personnel and other services, both internally and through the use of subcontractors, to development stage companies in which NFS has decided not to acquire an interest. NFS does not intend to become an investment company required to be registered under the Investment Company Act of 1940.


NORTHSIGHT

Northsight is our mortgage subsidiary of which we own 80%. Northsight is subject to the regulations of the Arizona State Banking Commission, and is also subject to Federal regulations regarding consumer protection, including Truth-In-Lending and RESPA, since it originates consumer loans.

AEGISUSA BUSINESS GROUP

On April 7, 2005, NFS entered into a Stock Purchase Agreement with AegisUSA Business Group, Inc., a Colorado corporation ("AegisUSA"), in which NFS was entitled to receive three million (3,000,000) shares of AegisUSA common stock and two million (2,000,000) shares of AegisUSA Series B Convertible Preferred Stock in exchange for a purchase price of $625,000, to be paid over a period of ninety days, and by agreeing to exchange shares of NFS common stock for all of the issued and outstanding shares of the AegisUSA Series A Preferred Stock. The negotiated purchase price was based on the pro forma financial information, business plan and the anticipated capital funding requirements of AegisUSA.

On December 13, 2005 AegisUSA was sold to two individuals, one of whom is an officer of NFS and one of whom was at the time, a director of NFS. The terms of the sale provided for a $100,000 cash payment to NFS at the closing of the sale and a $528,000 note due and payable to NFS on December 31, 2006. The note caries an 8% interest rate and is secured by 2,000,000 common shares and 3,000,000 preferred shares of AegisUSA. 288,862 shares of NFS common stock held by the purchasers are also pledged as collateral against the note. In addition, the note carries a price escalation of approximately $33,334 per month for each month that the note remains unpaid after January 31, 2006, until such time that a cumulative escalation of $400,000 is reached. No interest is accrued on the escalation amounts unless and until the note is in default at which point the cumulative escalation amount also carries an interest charge at 8% per annum.

Further, the terms of the sale also called for the cancellation of all common stock exchange rights that initially had been given by NFS to the holders of all of the issued and outstanding shares of AegisUSA Series A Preferred Stock at the time of the original purchase of AegisUSA by NFS. Also, as a condition to closing, the terms of the sale required reimbursement by AegisUSA to NFS of approximately $51,000 in expenses paid by NFS on behalf of AegisUSA. Approximately $26,000 of this amount was paid to NFS at the closing with the remainder due and payable to NFS no later than six months from the date of the closing.

For the period ended December 31, 2005, NFS realized a gain on the sale of AegisUSA of approximately $744,000. As of September 30, 2006 NFS had accrued an additional approximately $331,000 in price escalation and interest charges on the sale of AegisUSA. As a result of this sale, effective December 2005 NFS discontinued all of its technology services operations.

NFS STRATEGY

The Company's primary strategy going forward will be to focus NFS resources on the acquisition of new companies and continued development of previous acquisitions. NFS describes in this document the businesses that were contributed to NFS by Old Navidec in the separation as if they were NFS businesses for all historical periods described. References in this document to the historical assets, liabilities, businesses or activities of Old Navidec or NFS business are generally intended to refer to the historical assets, liabilities, businesses or activities of the contributed business as it was conducted as part of Old Navidec and its subsidiaries prior to the separation. NFS is now an independent company and Old Navidec does not have a continuing stock ownership interest in NFS. NFS historical financial results as part of Old Navidec contained herein may not reflect NFS financial results in the future.

The operating expenses of NFS consist of general and administrative, and depreciation and amortization. Additional operating expenses were incurred in 2004, such as non-cash stock expense and losses on impairment of assets. General and administrative consists primarily of salary and benefit expenses for NFS employees. It also includes expenses associated with NFS's office facility.

CRITICAL ACCOUNTING POLICIES

NFS has identified the policies below as critical to NFS business operations and the understanding of NFS results from operations. The impact and any associated risks related to these policies on the Company's business operations is discussed throughout Management's Discussion and Analysis of Financial Conditions and Results of Operations where such policies affect NFS reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see Note 2 in the Notes to the Consolidated Financial Statements beginning on page F-6 of this document. Note that the
Company's  preparation  of this  document  requires  NFS to make  estimates  and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of NFS financial statements, and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates.

REVENUE RECOGNITION

NFS follows very specific and detailed guidelines in measuring revenue; however, certain judgments may affect the application of NFS revenue policy. Revenue results are difficult to predict and any shortfall in revenue or delay in recognizing revenue could cause NFS operating results to vary significantly from quarter to quarter and could result in future operating losses.

REVENUES FROM BUSINESS DEVELOPMENT SERVICES

Revenue from NFS business development services is generally derived from time and materials contracts and is recognized as the work is completed. Revenue recognition for time and materials contracts is not significantly impacted by judgments and estimates. Within the business development division a small amount of the work is performed based on fixed price agreements. When this occurs the projects are generally of a short duration and revenue is recognized when the project is completed.

REVENUES FROM MORTGAGE SERVICES

Revenues  from  mortgage   brokerage   operations   are  generally   related  to
transaction-based   fees  and  are  recognized  at  the   consummation   of  the
transactions, generally when mortgage transactions close.

RESERVES FOR BAD DEBT

NFS's policy on reserves for bad debt determines the timing and recognition of expenses. The Company follows guidelines that reserve based off of historical and account specific trends; however, certain judgments affect the application of NFS bad debt reserve policy. NFS receivables are recorded net of an allowance for doubtful accounts which requires management to estimate amounts due which may not be collected. This estimate requires consideration of general economic conditions, overall historical trends related to the Company's collection of receivables, customer specific payment history, and customer specific factors affecting their ability to pay amounts due. Management routinely assesses and revises its estimate of the allowance for doubtful accounts. As of September 30, 2006, all trade accounts receivable were under thirty days; therefore there is no provision for bad debt as of this date.

GOODWILL AND INTANGIBLE ASSETS

Intangible assets are amortized on a straight-line basis over their estimated useful lives. Goodwill is evaluated annually to determine if its value has been impaired. On September 11, 2003, Old Navidec entered into a purchase agreement with Northsight and its sole member that provided for the transfer of eighty percent (80%) of the issued and outstanding membership units of Northsight to Old Navidec resulting in the realization of $190,000 of goodwill. This membership interest was transferred to NFS pursuant to the terms of the merger agreement. Management determined that no impairment should be recognized for fiscal 2005.

RESULTS OF OPERATIONS FOR THE THREE MONTH PERIOD ENDED SEPTEMBER 30, 2006 COMPARED TO THE THREE MONTH PERIOD ENDED SEPTEMBER 30, 2005.

Revenue for the three months ended September 30, 2006 was approximately $329,000 as compared to approximately $781,000 for the period ended September 30, 2005. This decrease was largely due to the sale of AegisUSA in 2005 and the discontinuance of technology services operation. A small drop-off in revenue from Northsight was also realized as a result of higher interest rates and a declining real estate market in the Phoenix area.

Gross margin for the three months ended September 30, 2006 was approximately $314,000 or 95% of revenue, as compared to approximately $571,000, or 73% of revenue, for the same period in 2005. The increase in gross margin as a percentage of revenue was realized largely as a result the sale of AegisUSA in 2005 and the discontinuance of technology services operation.

General and administrative expenses decreased approximately $1,300,000, or 70%, over general and administrative expenses of $1,832,000 for the three months ended September, 2005 to $532,000 in 2006. The decrease in general and administrative expenses was realized largely as a result the sale of AegisUSA in 2005 and the discontinuance of technology services operation.

Depreciation and amortization for the three months ended September 30, 2006 decreased approximately $4,000 to $2,000 being recorded for the three months ended September 30, 2006 from approximately $6,000 for the same period in 2005.

NFS recorded a net loss from operations of approximately $109,000 and an overall loss per share of approximately ($0.01) for the three month period ended September, 2006. This compares to a net loss from operations of approximately $1,211,000 and an overall loss per share of approximately ($0.18) recorded for the three months ended September 30, 2005. The decrease in loss from operations was realized largely as a result the sale of AegisUSA in 2005 and the discontinuance of technology services operation.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2005.

Revenue for the nine months ended September 30, 2006 was approximately $971,000 as compared to approximately $1,123,000 for the period ended September 30, 2005. This decrease was largely due to the sale of AegisUSA in 2005 and the discontinuance of technology services operation. A small drop-off in revenue from Northsight was also realized as a result of higher interest rates and a declining real estate market in the Phoenix area.

Gross margin for the nine months ended September 30, 2006 was approximately $971,000 or 100% of revenue, as compared to approximately $886,000, or 79% of revenue, for the same period in 2005. The increase in gross margin as a percentage of revenue was realized largely as a result the sale of AegisUSA in 2005 and the discontinuance of technology services operation.

General and administrative expenses decreased approximately $862,000, or 34%, over general and administrative expenses of $2,511,000 for the nine months ended September, 2005 to $1,641,000 in 2006. The decrease in gross margin as a percentage of revenue was realized largely as a result the sale of AegisUSA in 2005 and the discontinuance of technology services operation.

Depreciation and amortization for the nine months ended September 30, 2006 remained fairly flat with approximately $9,000 being recorded for the nine months ended September 30, 2005 and approximately $8,000 for the same period in 2006.

NFS recorded a net loss from operations of approximately $286,000 and an overall loss per share of approximately ($0.04) for the nine month period ended September, 2006. This compares to a net loss from operations of approximately $1,596,000 and an overall loss per share of approximately ($0.24) recorded for the nine months ended September 30, 2005.

The decrease in loss from operations was realized largely as a result the sale of AegisUSA and the discontinuance of technology services operation.

The Company believes its trend of losses will continue at the same or a slightly lesser rate in the next quarter.

LIQUIDITY AND CAPITAL RESOURCES

From the Company's inception through September 30, 2006, NFS has funded its operations primarily from the following sources:

         o      Equity proceeds through private placements of NFS securities;

         o      Revenue generated from operations;

         o      Loans and lines of credit;

         o      Sales of equity investments;

         o      Proceeds from the exercise of legacy Old Navidec Options

Cash flow from operations has not historically been sufficient to sustain NFS operations without the above additional sources of capital. As of September 30, 2006, the Company had cash and cash equivalents of approximately $336,000 and a working capital surplus of approximately $217,000.

Net cash used in the Company's operating activities totaled $872,000 for the nine months ended September 30, 2006.

Net cash flow from investing activities during the nine months ended September 30, 2006 was approximately $818,000. This was largely as a result of the sale of approximately 208,000 shares of BPZ common stock.

Net cash used by financing activities was approximately $11,000 for the nine months ended September, 2006. During the nine months ended September 30, 2006 the Company paid off approximately $300,000 in outstanding notes payables. This was offset by approximately $289,000 of funds received from the exercise of legacy Old Navidec stock options (now BPZ Energy, Inc.) that NFS was entitled to receive pursuant to the terms of the merger transaction.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

NFS is exposed to the impact of interest rate changes and change in the market values of the Company's investments. Based on NFS's market risk sensitive instruments outstanding as of September 30, 2006, as described below, it has determined that there was no material market risk exposure to the Company's consolidated financial position, results of operations, or cash flows as of such date. NFS does not enter into derivatives or other financial instruments for trading or speculative purposes.

INTEREST RATE RISK - At September 30, 2006 the Company's exposure to market rate risk for changes in interest rates relates primarily to its mortgage services business. NFS has not used derivative financial instruments in its credit facilities. A hypothetical 10% increase in the Prime rate would not be significant to the Company's financial position, results of operations, or cash flows.

INVESTMENT RISK - In addition to the Company's investments in securities of BPZ, from time to time NFS has made investments in equity instruments in companies for business and strategic purposes. These investments, when held, are included in other long-term assets and are accounted for under the cost method since ownership is less than twenty percent (20%) and NFS does not assert significant influence.

INFLATION -- NFS does not believe that inflation will have a material impact on its future operations.

ITEM 3.  CONTROLS AND PROCEDURES

The management of the Company has evaluated the effectiveness of the issuer's disclosure controls and procedures as of the end of the period of the report (evaluation date) and have concluded that the disclosure controls internal controls and procedures are adequate and effective based upon their evaluation as of the evaluation date.

There were no changes in the small business issuer's internal controls over financial reporting identified in connection with the Company evaluation required by paragraph (3) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the small business issuer's fourth fiscal quarter that has materially affected or is reasonably likely to materially affect the small business issuer's internal control over financial reporting.


PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On February 14, 2006 BPZ filed a Petition in the District Court of Arapahoe County, Colorado for the appointment of a receiver and the judicial dissolution of NFS ("the Action"). On May 19, 2006, BPZ and the Company entered into a Settlement Agreement and Mutual Release (the "Agreement") by and among the
Company, BPZ, and John McKowen, the Chief Executive Officer of NFS (collectively, the "Parties"). The Agreement settles all disputes amongst the Parties relating to the Action. The Agreement provides for among other things a complete mutual release between the Parties of any and all claims relating to the Action. The Agreement also provides that the expiration date that currently applies to the BPZ warrants held by NFS will be extended to a date that is one year following the effective date of the registration of the BPZ shares underlying the warrants. BPZ is obligate to use good faith and reasonably diligent efforts to obtain effective registration of such shares and will bear any related, direct and customary registration expense. On June 20, 2006 the Court dismissed the petition with prejudice and further issued a declaratory judgment and finding of fact that BPZ was not now nor had it ever been shareholder of NFS since September 9, 2004, the record date of the spin-off.

On April 4, 2006 NFS received notice that a default judgment had been entered in favor of NFS in Denver District Court, Colorado in a matter pending in that court between NFS, Larson International Limited, and Leslie Greyling. NFS had brought an action against Larson International Limited and Leslie Greyling (collectively "Larson") alleging among other things non-performance with regards to a business consulting agreement between Old Navidec and Larson. The court awarded NFS approximately $420,000 in cash and the court ordered that 100,000 shares of BPZ Energy common stock revert back to NFS.

NFS had initially conveyed these shares to Larson as compensation under the business consulting agreement. NFS had been holding the shares pending completion of the services contemplated under the business consulting agreement.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

              EXHIBIT NO.                   DESCRIPTION
              31.1                          Section 302 Certification - CEO
              31.2                          Section 302 Certification - CFO

              32.1                          Section 906 Certification - CEO
              32.2                          Section 906 Certification - CFO

(b) The following is a list of Current Reports on Form 8-K filed by the Company during and subsequent to the quarter for which this report is filed.

              None.



                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 14, 2006      NAVIDEC FINANCIAL SERVICES, INC.

                              By: /s/ John R. McKowen
                              ______________________________________________
                              John R. McKowen, Chief Executive Officer, Chairman and Director


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: November 14, 2006     NAVIDEC FINANCIAL SERVICES, INC.

                             By: /s/ Robert D. Grizzle
                             _______________________________________________
                             Robert D. Grizzle
                             COO, President and Principal Accounting Officer