Form 10QSB/A
period 2006-09-30
Navidec Financial Services, Inc.
filed 2007-03-09
CIK 1302946

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-QSB/A


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

                            Yes           No   X
                                -----        -----

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                          Yes             No    X
                                 ------       -----

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 7,950,048 shares of common stock were outstanding at November 14, 2006.

Transitional Small Business Disclosure Format (Check One):

                            Yes            No   X
                                 ------       -----

                NAVIDEC FINANCIAL SERVICES, INC. AND SUBSIDARIES

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

Dated: March 9, 2007          NAVIDEC FINANCIAL SERVICES, INC.

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

Dated: March 9, 2007         NAVIDEC FINANCIAL SERVICES, INC.

                             By: /s/ Robert D. Grizzle
                             _______________________________________________
                             Robert D. Grizzle
                             COO, President and Principal Accounting Officer