Form 10KSB
period 2006-12-31
Navidec Financial Services, Inc.
filed 2007-05-07
CIK 1302946

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)
[X] Annual  report under  Section 13 or 15(d)  of the  Securities  Exchange
    Act of 1934 For the fiscal year ended December 31, 2006.

[ ] Transition  report under Section 13 or 15(d) of the  Securities  Exchange
    Act of 1934.

                        Commission file number 000-51139


                        NAVIDEC FINANCIAL SERVICES, INC.
                 (Name of small business issuer in its charter)

          Colorado                                      13-4228144
          --------                                      ----------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

         8310 South Valley Highway, 3rd Floor, Englewood, Colorado 80112
        ---------------------------------------------------------- -----
               (Address of principal executive offices) (Zip Code)

                                 (303) 222-1000
                            Issuer's telephone number

Securities registered under Section 12(b) of the Exchange Act: None.

Securities registered under Section 12(g) of the Exchange Act: Common Stock, No Par Value.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X   No
     -

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Indicate by check mark whether the registrant is a shell company (as described in Rule 12b-2 of the Exchange Act).

Yes    No  X
           -

The issuer's revenues for its most recent fiscal year were $1,508,000.

The issuer had 7,983,445 shares of its common stock outstanding at April 17, 2007. Of these shares 6,243,083 are held by non-affiliated persons. Currently, there is not a public trading market for the Company's common stock.

Documents incorporated by reference: None.

                                TABLE OF CONTENTS

PART I                                                                     PAGE

   Item 1.  Description of Business                                         2
   Item 2.  Description of Property                                         5
   Item 3.  Legal Proceedings                                               5
   Item 4.  Submission of Matters to a Vote of Security Holders             7

PART II

   Item 5.  Market for Common Equity and Related Stockholder Matters        7
   Item 6.  Management's Discussion and Analysis or Plan of Operation       9
   Item 7.  Financial Statements                                            16
   Item 8. Changes in and Disagreements with Accountants on Accounting 16 and Financial Disclosure
   Item 8a. Controls and Procedures                                         16
   Item 8b. Other Information                                               16

PART III

   Item 9.  Directors, Executive Officers, Promoters and Control Persons;
            Compliance with Section 16(a) of the Exchange Act              17
   Item 10. Executive Compensation                                         19
   Item 11. Security Ownership of Certain Beneficial Owners and Management 21
   Item 12. Certain Relationships and Related Transactions                 22
   Item 13. Exhibits and Reports on Form 8-K                               24
   Item 14. Principal Accountant Fees and Services                         25

SIGNATURES                                                                 26

This annual report  contains  forward-looking  statements  within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," or "continue," or the negative of these terms or other comparable terminology. These statements are only predictions and may involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors," that may cause our or our industry's actual results, level of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.
                                       1

                                     PART I


ITEM 1. DESCRIPTION OF BUSINESS.
-------------------------------

GENERAL OVERVIEW

Navidec Financial Services, Inc. (the Company or NFS) was originally incorporated as Navidec Capital, Inc. by John McKowen and Navidec, Inc. ("Old Navidec") as founders in the State of Colorado in December 2002. In October 2003, the Company was renamed "Navidec Financial Services, Inc. As a part of a Merger Agreement ("Merger Agreement"), dated July 8, 2004, between BPZ Energy, Inc. ("BPZ") and Old Navidec, the wholly-owned subsidiary of Old Navidec, NFS, was spun-off as a dividend, pro rata, to the shareholders of Old Navidec. The Merger Agreement provided, among other things, for the transfer of all of the business assets and liabilities of Old Navidec and its subsidiaries to NFS and for the spin-off of NFS to the shareholders of Old Navidec pro rata as of September 9, 2004, the record date for the share distribution.

The separation of NFS from Old Navidec and the distribution of Old Navidec's historical business to NFS was a condition to the merger transaction between Old Navidec and BPZ. In contemplating the merger transaction, the Board of Directors of Old Navidec determined that separating its historical business development division and mortgage services division from its new oil and gas exploration and production business and distributing the common stock of the subsidiary NFS pro rata to the Old Navidec shareholders was advisable to protect the economic interests of the existing Old Navidec shareholders. Old Navidec's board of directors believed that the separation of NFS from Old Navidec would provide both companies with the opportunity to focus exclusively on their respective businesses and their unique opportunities. In addition, the separation should enable each company to enhance its strategic, financial and operational flexibility, and better facilitate future financings.

The merger transaction was consummated on September 10, 2004. On February 2, 2005, all of the shares of NFS common stock required to be distributed as a dividend pursuant to the merger and spin-off transaction were distributed to the Old Navidec shareholders of record as of September 9, 2004.

NFS SERVICES

NFS is in the business of identifying and acquiring controlling interests in development stage companies or business operations and/or engaging in joint ventures to further their growth by providing capital, consulting, personnel and other services, both internally and through outside sources. After acquiring its interest in companies or joint ventures, NFS may either sell them privately or publicly, or NFS may distribute the shares of such companies to NFS shareholders, or continue to operate them. NFS may also, from time to time, for a negotiated fee provide capital, consulting, personnel and other services, both internally and through the use of subcontractors, to development stage companies that NFS has decided not to acquire.

NORTHSIGHT MORTGAGE GROUP, LLC

On September 11, 2003, Old Navidec entered into a purchase agreement with Northsight Mortgage Group, LLC ("Northsight"). The sole member of Northsight provided for the transfer of 80% of the issued and outstanding membership units of Northsight to Old Navidec in exchange for the issuance of 42,667 shares of Old Navidec common stock with additional shares being placed in escrow. After the audit of Northsight's December 31, 2003 financial statements, an additional 42,667 shares of Old Navidec's common stock was issued to the sole member of Northsight and an aggregate of 43,562 shares of Old Navidec's common stock was issued to two employees of Northsight, pursuant to the terms of the purchase agreement in exchange for the transfer of any trade names, trademarks or trade dress related to Northsight. At that time, the balance of the Old Navidec shares subject to the escrow were adjusted pursuant to the purchase agreement to provide for a total of 197,056 shares of Old Navidec that are to be released and issued to the two employees in equal annual installments over a three year period beginning on September 11, 2004 and ending on September 11, 2006. Following this adjustment, the total acquisition cost for the 80% interest in Northsight was valued at $246,320. The 80% ownership interest in Northsight was transferred and assigned by Old Navidec to NFS pursuant to the terms of the merger transaction. In May of 2005, NFS established Navidec Mortgage Holdings, Inc. ("Mortgage Holdings"), a Colorado corporation and a wholly-owned subsidiary of NFS, which is the holding company of the mortgage-related entities and assets of NFS.

Northsight  is  subject  to  the   regulations  of  the  Arizona  State  Banking
Commission, and is also subject to Federal regulations regarding consumer protection, including Truth-In-Lending and RESPA, since it originates consumer loans.

AEGIS BUSINESS GROUP, INC.

On April 7, 2005, NFS entered into a Stock Purchase Agreement with Aegis Business Group, Inc., a Colorado corporation ("AegisUSA"), in which NFS was entitled to receive 3,000,000 shares of AegisUSA common stock and 2,000,000 shares of AegisUSA Series B Convertible Preferred Stock in exchange for a purchase price of $625,000, to be paid over a period of 90 days, and by agreeing to exchange shares of NFS common stock for all of the issued and outstanding shares of the AegisUSA Series A Preferred Stock. The negotiated purchase price was based on the pro forma financial information, business plan and the anticipated capital funding requirements of AegisUSA as presented by AegisUSA management in its solicitation of NFS to invest in AegisUSA.

AegisUSA failed to achieve the milestones and objectives provided by AegisUSA in the pro formas presented to Company. As a result the Company declined to provide further capital investment in AegisUSA.

In the fall of 2005 Robert Grizzle, the current President and COO of the Company and Ralph Armijo, a director of the Company, asked the Company to sell the equity acquired in AegisUSA so that they could continue with the business development of AegisUSA. On December 13, 2005, the equity in AegisUSA owned by the Company was sold to Ralph Armijo and Robert Grizzle.

The terms and conditions of the sale were negotiated, considered and approved at arm's length by the Company's CEO, John McKowen, with the assistance of outside legal counsel to the Company. On December 13, 2005, Aegis was sold to Mr. Robert Grizzle and Mr. Ralph Armijo. The terms of the sale provided for a $100,000 cash payment to NFS at the closing of the sale and a $528,000 note due and payable to NFS on December 31, 2006 and the personal guarantees of the purchasers. The note caries an 8% interest rate and is secured by 2,000,000 common shares and 3,000,000 preferred shares of Aegis. The 288,862 shares of NFS common stock held by the purchasers were also pledged as collateral against the note. In addition, the note carries a price escalation of approximately $33,334 per month for each month that the note remains unpaid after January 31, 2006, until such time that a cumulative escalation of $400,000 is reached. No interest is accrued on the escalation amounts, unless and until the note is in default, at which point the cumulative escalation amount also carries an interest charge at 8% per annum. Further, the terms of the sale also called for the cancellation of all common stock exchange rights that initially had been given by NFS to the holders of all of the issued and outstanding shares of AegisUSA Series A Preferred Stock at the time of the original purchase of Aegis by NFS. As a result of this sale, effective December 2005, NFS discontinued all of its technology services operations.

For the year ended December 31, 2005, NFS realized a gain on the sale of Aegis of approximately $744,000. As of December 31, 2006, NFS had accrued an additional, approximately $442,000 in price escalation and interest charges on the sale of Aegis. At December 31, 2006, no payments due under the note had been made. As such, Effective January 16, 2007 the note is in default for non-payment. Pursuant to the terms of the note and sale agreement, on or about January 22, 2007, the Company demanded and received all Aegis and NFS stock pledged under the agreement, however, such stock has not been registered in the name of NFS. Between approximately February 1, 2007 and April 6, 2007, the parties attempted to negotiate a settlement and pay-off of the debt. On April 9, 2007, under the terms of note the Company filed a Demand for Arbitration with the Judicial Arbiter Group in Denver, Colorado. A date for such arbitration has not been set.

As of December 31, 2006, the Company recorded an allowance for bad debt in this regard of approximately $81,000. On May 1, 2007, the Company reached a settlement agreement with Mr. Grizzle and Mr. Armijo whereby Mr. Armijo paid the Company $300,000 in cash and surrendered to the Company 68,862 shares of the Company's common stock and 100,000 of his fully vested options to purchase the Company's common stock at $0.28 per share. This surrender represents 100% of Mr. Armijo's ownership in the Company's common stock and 100% Mr. Armijo's options to purchase the common stock of the Company. Based upon an agreed upon value of $150,000 which relates to approximately $1.055 per share which approximates the most recent private placement sales price per share of the companies common stock, Mr. Grizzle executed a note payable to the Company for $450,000, due on the earlier of one year from the date that the common stock of the Company is publicly traded and his shares are registered for resale under an effective registration statement filed by the Company or December 31, 2009. The note caries an 8% interest rate and is secured by 1,000,000 Aegis common shares, 1,500,000 Aegis preferred shares, 220,000 shares of the Company's common stock and 200,000 options to purchase shares of the Company's common stock at $0.05 per share held by Mr. Grizzle.

COMPETITION

While management believes it has specialized experience and skills relating to acquiring and developing startups or early stage business operations, there are many competitors with greater resources and experience than NFS in this specialized business sector. It may be difficult for NFS to identify and acquire startups or early stage business operations.

EMPLOYEES

As of December 31, 2006, NFS and its subsidiaries had a total of 15 employees. There are 2 full time employees, who are dedicated to NFS and 13 full time employees who are dedicated to the business operations of Northsight. None of NFS employees are represented by a labor union.

ITEM 2. DESCRIPTION OF PROPERTY.
--------------------------------

NFS closed its permanent corporate office space in 2006 and has adopted a plan for virtual offices. The Company's CEO maintains an office at his home and is given a monthly office allowance of $2,000. The Company's CFO and COO and corporate operations, records and servers are principally located at 8310 South Valley Highway 3rd Floor, Englewood, Colorado 80112 and leased on month to month basis for approximately $3,500 a month. The virtual offices plan has resulted in savings of over $8,000 a month for office space. The Company's mortgage operation, Northsight, a subsidiary of NFS, utilizes permanent offices located at 8520 E. Shea Blvd., Scottsdale, Arizona. The lease for this facility has a current lease rate of approximately $6,700 per month through December 31, 2009.


ITEM 3. LEGAL PROCEEDINGS.
--------------------------

On February 14, 2006, BPZ filed a Petition in the District Court of Arapahoe County, Colorado for the appointment of a receiver and the judicial dissolution of NFS. On May 19, 2006, BPZ and the Company entered into a settlement agreement and mutual release (by and among the Company, BPZ, and John McKowen, the Chief Executive Officer of NFS). The settlement agreement settled all disputes amongst the parties relating to the petition and provided for among other things a complete mutual release between the parties of any and all claims relating to the petition. As a result of the settlement agreement, on June 20, 2006, the Company was able to obtain a declaratory judgment from the Court dismissing the BPZ petition with prejudice and further issuing a declaratory judgment and finding of fact that BPZ was not now nor had it ever been a shareholder of NFS since September 9, 2004, the record date of the spin-off. Additionally, the Company was able to obtain an extension of the expiration date of the BPZ warrants owned by NFS to a date that is one year following the effective date of the registration of the BPZ shares underlying the warrants. BPZ was able to obtain an effective registration of the shares underlying the warrants on December 15, 2006. However, the registration statement for the underlying shares of the warrants became "stale" in early 2007 when BPZ failed to amend the registration statement with its 2006 year end financial statements. On April 15, 2007, BPZ filed a Post Effective Amendment with the Securities and Exchange Commission to re-register the underlying shares of the warrants owned by the Company. BPZ is obligated to use good faith and reasonably diligent efforts to obtain and maintain an effective registration of such shares and will bear any related, direct and customary registration expense.

On April 4, 2006, NFS obtained a default judgment in favor of NFS in Denver District Court, Colorado in a matter pending in that court between NFS, Larson International Limited, and Leslie Greyling. NFS had brought an action against Larson International Limited, and Leslie Greyling alleging among other things non-performance with regards to a business consulting agreement between Old Navidec and Greyling. The Court awarded NFS approximately $420,000 in cash and ordered that 100,000 shares of BPZ common stock revert back to NFS. NFS had initially conveyed these shares to Greyling as compensation under the business consulting agreement. NFS had been holding the shares pending completion of the services contemplated under the business consulting agreement. NFS is pursuing the collection of the $420,000 cash judgment from Greyling through counsel in London England, the place of residence for Greyling.

On April 7, 2005, NFS entered into a Stock Purchase Agreement with Aegis Business Group, Inc., a Colorado corporation ("AegisUSA"), in which NFS was entitled to receive 3,000,000 shares of AegisUSA common stock and 2,000,000 shares of AegisUSA Series B Convertible Preferred Stock in exchange for a purchase price of $625,000, to be paid over a period of 90 days, and by agreeing to exchange shares of NFS common stock for all of the issued and outstanding shares of the AegisUSA Series A Preferred Stock. The negotiated purchase price was based on the pro forma financial information, business plan and the anticipated capital funding requirements of AegisUSA as presented by AegisUSA management in its solicitation of NFS to invest in AegisUSA. AegisUSA failed to achieve the milestones and objectives provided by AegisUSA in the pro formas presented to Company. As a result the Company declined to provide further capital investment in AegisUSA.

In the fall of 2005, Robert Grizzle, the current President and COO of the Company, and Ralph Armijo, a director of the Company, asked the Company to sell the equity acquired in AegisUSA so that they could continue with the business development of AegisUSA. On December 13, 2005, the equity in AegisUSA owned by the Company was sold to Ralph Armijo and Robert Grizzle. The terms and conditions of the sale were negotiated, considered and approved at arm's length by the Company's CEO, John McKowen, with the assistance of outside legal counsel to the Company. On December 13, 2005, Aegis was sold to Mr. Robert Grizzle and Mr. Ralph Armijo. The terms of the sale provided for a $100,000 cash payment to NFS at the closing of the sale and a $528,000 note due and payable to NFS on December 31, 2006 and the personal guarantees of the purchasers. The note caries an 8% interest rate and is secured by 2,000,000 common shares and 3,000,000 preferred shares of Aegis. The 288,862 shares of NFS common stock held by the purchasers were also pledged as collateral against the note. In addition, the note carries a price escalation of approximately $33,334 per month for each month that the note remains unpaid after January 31, 2006, until such time that a cumulative escalation of $400,000 is reached. No interest is accrued on the escalation amounts unless and until the note is in default at which point the cumulative escalation amount also carries an interest charge at 8% per annum. Further, the terms of the sale also called for the cancellation of all common stock exchange rights that initially had been given by NFS to the holders of all of the issued and outstanding shares of AegisUSA Series A Preferred Stock at the time of the original purchase of Aegis by NFS. As a result of this sale, effective December 2005, NFS discontinued all of its technology services operations. For the year ended December 31, 2005, NFS realized a gain on the sale of Aegis of approximately $744,000. As of December 31, 2006, NFS had accrued an additional approximately $442,000 in price escalation and interest charges on the sale of Aegis. At December 31, 2006 no payments due under the note had been made. As such, Effective January 16, 2007 the note is in default for non-payment. Pursuant to the terms of the note and sale agreement, on or about January 22, 2007 the company demanded and received all Aegis and NFS stock pledged under the agreement, however, such stock has not been registered in the name of NFS. Between approximately February 1, 2007 and April 6, 2007, the parties attempted to negotiate a settlement and pay-off of the debt. On April 9, 2007 under the terms of note the Company filed a Demand for Arbitration with the Judicial Arbiter Group in Denver, Colorado. A date for such arbitration has not been set.

As of December 31, 2006, the Company recorded an allowance for bad debt in this regard of approximately $81,000. On May 3, 2007, the Company reached a settlement agreement with Mr. Grizzle and Mr. Armijo whereby Mr. Armijo paid the

Company $300,000 in cash and surrendered to the Company 68,862 shares of the Company's common stock and 100,000 of his fully vested options to purchase the Company's common stock at $0.28 per share. This surrender represents 100 percent of Mr. Armijo's ownership in the Company's common stock and 100 percent Mr. Armijo's options to purchase the common stock of the Company. Based upon an agreed upon value of $150,000 which relates to approximately $1.055 per share which approximates the most recent private placement sales price per share of the companies common stock, Mr. Grizzle executed a note payable to the Company for $450,000, due on the earlier of one year from the date that the common stock of the Company is publicly traded and his shares are registered for resale under an effective registration statement filed by the Company or December 31, 2009. The note caries an 8% interest rate and is secured by 1,000,000 Aegis common shares, 1,500,000 Aegis preferred shares, 220,000 shares of the Company's common stock and 200,000 options to purchase shares of the Company's common stock at $0.05 per share held by Mr. Grizzle.

In the normal course of business, the Company is subject to, and may become a party to, litigation regarding disputes with vendors and employment issues. Management believes there are no other matters currently in litigation, which could have a material impact on the Company's financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
------------------------------------------------------------

During the fiscal year ended December 31, 2006, the Company did not submit any matters to the shareholders of the Company to be voted upon, no was a meeting of the shareholders called. The Company was unable to conduct a meeting of the shareholders while the BPZ Action was being litigated and the status of shareholders was at issue. The company expects to hold a shareholder meeting in the normal course of business in 2007.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
-----------------------------------------------------------------

Market Information.

There is currently no public trading market for the Company's common stock. The Company has cooperated with GLB Trading, Inc., an NASD registered broker/dealer located in Irvine, CA, in filing the necessary paperwork to obtain a listing on the NASDAQ Over-The-Counter Bulletin Board.

Holders.

The estimated number of record holders of the Company's common stock at April 17, 2007 was approximately 1,200.

Dividends.

Holders of common stock are entitled to receive such dividends as may be declared by our Board of Directors. No dividends have been paid with respect to our common stock and no dividends are anticipated to be paid in the foreseeable future.

Securities.

We have no securities authorized for issuance under equity compensation plans.

RECENT SALES OF UNREGISTERED SECURITIES.

COMMON STOCK PURCHASE WARRANT

On July 6, 2005 and on November 11, 2005, NFS granted a common stock purchase warrants as additional consideration on a loan made by third parties to the Company. The warrants grant the right to purchase 100,000 and 50,000 shares, respectively, of NFS common stock at a purchase price of $1.00 per share for a period of time expiring on July 6, 2010. The exercise price and number of shares is subject to adjustment if (i) the Company should pay a dividend in shares of NFS capital stock or other equity, (ii) subdivide NFS outstanding shares of common stock (a forward split), (iii) consolidate or combine NFS outstanding common stock into a smaller number of shares (reverse split), (iv) in some other manner reclassify NFS shares of common stock, or (v) there is a change of control event involving NFS.

NFS has agreed to register the resale of the common stock underlying the warrant on any registration statement filed by the Company. NFS has also agreed to pay all expenses of the registration statement; however, each investor will be responsible for paying any commissions or expenses related to the sale of his or her securities. The Company agrees to maintain the effectiveness of the registration statement with respect to the selling shareholders for a period of 12 months or such longer periods as may be permitted by the Securities Act of 1933, as amended.

PRIVATE PLACEMENT

On April 1, 2005, the Company commenced a private offering to accredited investors under Regulation D of the Securities Act of 1933, as amended. The offering consisted of one unit comprised of one share of NFS common stock, par value $0.001 per share, one Class A warrant and one Class B warrant for an offering price of $1.00 per unit. The Class A warrant entitles the holder to purchase one share of NFS common stock for each warrant held at a purchase price of $2.00 per share and the Class B warrant entitles the holder to purchase one share of NFS common stock for each warrant held at a purchase price of $4.00 per share. Each of the Class A and Class B warrants permits the holder to purchase one share of NFS common stock for each warrant for a period of time expiring on May 31, 2010. The purchase price is subject to adjustment if (i) the Company should pay a dividend in share of NFS capital stock, (ii) subdivide NFS outstanding shares of common stock (a forward split), (iii) consolidate or combine NFS outstanding common stock into a smaller number of shares (reverse split) or (iv) in some other manner reclassify NFS shares of common stock.

The Company has agreed to register the resale of all of the shares of common stock sold as part of the units and the issuance of the common stock underlying the Class A and Class B warrants ("Warrant Shares") on a registration statement on Form SB-2. The Company has agreed to pay all expenses of the registration statement; however, each investor will be responsible for paying any commissions or expenses related to the sale of his or her securities. The Company agrees to maintain the effectiveness of the registration statement with respect to the selling shareholders for a period ending one year from the date of the final closing of the private offering and with respect to the Warrant Shares, during any period of time when the warrants may be exercised by the warrant holders and any Class A or Class B warrants remain outstanding. Each Class A warrant may be called by the Company for exercise at any time a registration statement registering the common stock underlying the Class A warrants is effective and after the Company's common stock has traded on an exchange for a period of 20 consecutive trading days in excess of $2.00 per share. Each Class B warrant may be called for exercise by the Company at anytime a registration statement is effective which registers the issuance of the common stock underlying the warrants and after the Company's common stock has traded on an exchange at a price in excess of $4.00 per share for 20 consecutive trading days. If the Company calls for the exercise of either the Class A or Class B warrants, it shall provide 30 days written notice to each of the holders that fixes the "Call Date." If the warrants are not exercised prior to the Call Date they shall expire unless the Company also provides for an over-allotment for any unexercised warrants which provision would be set forth in the call notice. If an over-allotment option is granted, any of the holders who exercises their warrants would have the right to purchase shares of the common stock underlying unexercised warrants for which a pool would be established at the Call Date and each exercising holder who wished to participate in the over-allotment pool would be allowed to purchase the shares of common stock underlying the unexercised warrants up to the maximum amount of the deposit made by said exercising holder. If total participation in the over-allotment pool exceeds the number of shares of common stock available in that pool, each participating holder would receive a pro rata number of shares based on the total amounts of deposits made in the pool. The Company has not obligated to call the warrants or to establish an over-allotment pool.

The offering was a $500,000 minimum best efforts "all or none"/$2,000,000 maximum best efforts offering and will terminates upon the sale of the maximum number of units being sold or May 31, 2005 unless extended by the Company to a date not later than August 31, 2005. In August 2005, the Company closed on the sale 1,332,500 of these units. The Company intends to use the proceeds of the offering to develop its various businesses and for working capital purposes.

The Company did not make any repurchases of its securities during any month within the fourth quarter covered by this report as required to be disclosed by
Item 701 of Regulation S-B.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.
------------------------------------------------------------------

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

OVERVIEW

NFS is in the business of identifying and acquiring controlling interests in development stage companies or business operations to further their growth by providing capital, consulting, personnel and other services, both internally and through outside sources. After developing acquired companies, NFS may either sell them privately or publicly, or NFS may distribute to shares in such companies to the NFS shareholders, or NFS may continue to operate them. NFS may also from time to time provide capital, consulting, personnel and other services, both internally and through the use of subcontractors, to development stage companies that it has decided not to acquire.

NORTHSIGHT

On September 11, 2003, Old Navidec entered into a purchase agreement with Northsight Mortgage Group, LLC ("Northsight") and its sole member that provided for the transfer of eighty percent (80%) of the issued and outstanding membership units of Northsight to Old Navidec in exchange for the issuance of shares of Old Navidec common stock. Pursuant to the terms of the purchase agreement, 42,667 shares of Old Navidec common stock were issued to the sole member of Northsight and additional shares were placed in escrow. After the audit of Northsight's December 31, 2003 financial statements, an additional 42,667 shares of Old Navidec common stock were issued to the sole member of Northsight and an aggregate of 43,562 shares of Old Navidec common stock were issued to two employees of Northsight pursuant to the terms of the purchase agreement in exchange for the transfer of any trade names, trademarks or trade dress related to Northsight. At that time, the balance of the shares subject to the escrow was adjusted pursuant to the purchase agreement to provide for a total of 197,056 shares that are to be released and issued to the two employees in equal annual installments over a three year period beginning on September 11, 2004 and ending on September 11, 2006. Following this adjustment the total acquisition cost for the 80% interest in Northsight was valued at $246,320. The 80% ownership interest in Northsight was transferred and assigned by Old Navidec to NFS pursuant to the terms of the merger transaction. In May of 2005, NFS established Navidec Mortgage Holdings, Inc. ("Mortgage Holdings"), a Colorado corporation and wholly-owned subsidiary of NFS, that is the holding company of the mortgage-related entities and assets of NFS.

AEGIS BUSINESS GROUP

On April 7, 2005, NFS entered into a Stock Purchase Agreement with Aegis Business Group, Inc., a Colorado corporation ("AegisUSA"), in which NFS was entitled to receive 3,000,000 shares of AegisUSA common stock and 2,000,000 shares of AegisUSA Series B Convertible Preferred Stock in exchange for a purchase price of $625,000, to be paid over a period of 90 days, and by agreeing to exchange shares of NFS common stock for all of the issued and outstanding shares of the AegisUSA Series A Preferred Stock. The negotiated purchase price was based on the pro forma financial information, business plan and the anticipated capital funding requirements of AegisUSA as presented by AegisUSA management in its solicitation of NFS to invest in AegisUSA.

AegisUSA failed to achieve the milestones and objectives provided by AegisUSA in the pro formas presented to Company. As a result, the Company declined to provide further capital investment in AegisUSA.

In the fall of 2005 Robert Grizzle, the current President and COO of the Company and Ralph Armijo, a director of the Company, asked the Company to sell the equity acquired in AegisUSA so that they could continue with the business development of AegisUSA. On December 13, 2005, the equity in AegisUSA owned by the Company was sold to Ralph Armijo and Robert Grizzle. The terms and conditions of the sale were negotiated, considered and approved at arm's length by the Company's CEO, John McKowen, with the assistance of outside legal counsel to the Company. On December 13, 2005, Aegis was sold to Mr. Robert Grizzle and Mr. Ralph Armijo. The terms of the sale provided for a $100,000 cash payment to NFS at the closing of the sale and a $528,000 note due and payable to NFS on

December 31, 2006 and the personal guarantees of the purchasers. The note caries an 8% interest rate and is secured by 2,000,000 common shares and 3,000,000 preferred shares of Aegis. The 288,862 shares of NFS common stock held by the purchasers were also pledged as collateral against the note. In addition, the note carries a price escalation of approximately $33,334 per month for each month that the note remains unpaid after January 31, 2006, until such time that a cumulative escalation of $400,000 is reached. No interest is accrued on the escalation amounts unless and until the note is in default at which point the cumulative escalation amount also carries an interest charge at 8% per annum. Further, the terms of the sale also called for the cancellation of all common stock exchange rights that initially had been given by NFS to the holders of all of the issued and outstanding shares of AegisUSA Series A Preferred Stock at the time of the original purchase of Aegis by NFS. As a result of this sale, effective December 2005, NFS discontinued all of its technology services operations.

For the year ended December 31, 2005, NFS realized a gain on the sale of Aegis of approximately $744,000. As of December 31, 2006, NFS had accrued an additional approximately $442,000 in price escalation and interest charges on the sale of Aegis. At December 31, 2006, no payments due under the note had been made. As of December 31, 2006, the Company recorded an allowance for bad debt in this regard of approximately $81,000. As such, effective January 16, 2007, the note was in default for non-payment. Pursuant to the terms of the note and sale agreement, on or about January 22, 2007, the Company demanded and received all Aegis and NFS stock pledged under the agreement, however, such stock has not been registered in the name of NFS. Between approximately February 1, 2007 and April 6, 2007, the parties attempted to negotiate a settlement and pay-off of the debt. On April 9, 2007, under the terms of note the Company filed a Demand for Arbitration with the Judicial Arbiter Group in Denver, Colorado.

On May 3, 2007, the Company reached a settlement agreement with Mr. Grizzle and Mr. Armijo whereby Mr. Armijo paid the Company $300,000 in cash and surrendered to the Company 68,862 shares of the Company's common stock and 100,000 of his fully vested options to purchase the Company's common stock at $0.28 per share. This surrender represents 100 percent of Mr. Armijo's ownership in the Company's common stock and 100 percent of Mr. Armijo's options to purchase the common stock of the Company. Based upon an agreed upon value of $150,000 which relates to approximately $1.055 per share which approximates the most recent private placement sales price per share of the companies common stock, Mr. Grizzle executed a note payable to the Company for $450,000, due on the earlier of one year from the date that the common stock of the Company is publicly traded and his shares are registered for resale under an effective registration statement filed by the Company or December 31, 2009. The note caries an 8% interest rate and is secured by 1,000,000 Aegis common shares, 1,500,000 Aegis preferred shares, 220,000 shares of the Company's common stock and 200,000 options to purchase shares of the Company's common stock at $0.05 per share held by Mr. Grizzle.

NFS STRATEGY -

The Company's primary business strategy going forward will be to focus its resources on the acquisition of new companies or business operations and continued development of previous acquisitions. NFS describes in this document the businesses that were contributed to NFS by Old Navidec in the separation as if they were NFS businesses for all historical periods described. References in this document to the historical assets, liabilities, businesses or activities of Old Navidec or NFS business are generally intended to refer to the historical assets, liabilities, businesses or activities of the contributed business as it was conducted as part of Old Navidec and its subsidiaries prior to the separation. NFS is now an independent company and Old Navidec does not have a continuing stock ownership interest in NFS. NFS historical financial results as part of Old Navidec contained herein may not reflect NFS financial results in the future.

The operating expenses of NFS consist of general and administrative, and depreciation and amortization. Additional operating expenses were incurred in 2004, such as non-cash stock expense and losses on impairment of assets. General and administrative expenses consist primarily of salary and benefit expenses for NFS employees. It also includes expenses associated with NFS's office facility.

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

REVENUE RECOGNITION

NFS follows very specific and detailed guidelines in measuring revenue; however, certain judgments may affect the application of NFS revenue policy. Revenue results are difficult to predict, and any shortfall in revenue or delay in recognizing revenue could cause NFS operating results to vary significantly from quarter to quarter and could result in future operating losses.

REVENUES BUSINESS DEVELOPMENT SERVICES

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

RESERVES FOR BAD DEBT

NFS's policy on reserves for bad debt determines the timing and recognition of expenses. The Company follows guidelines that reserve based off of historical and account specific trends; however, certain judgments affect the application of NFS bad debt reserve policy. NFS receivables are recorded net of an allowance for doubtful accounts which requires management to estimate amounts due which may not be collected. This estimate requires consideration of general economic conditions, overall historical trends related to the Company's collection of receivables, customer specific payment history, and customer specific factors affecting their ability to pay amounts due. Management routinely assesses and revises its estimate of the allowance for doubtful accounts. As of December 31, 2006, the allowance for bad debt was approximately $80,000.

GOODWILL AND INTANGIBLE ASSETS

Intangible assets are amortized on a straight-line basis over their estimated useful lives. Goodwill is evaluated annually to determine if its value has been impaired. On September 11, 2003, Old Navidec entered into a purchase agreement with Northsight and its sole member that provided for the transfer of 80% of the issued and outstanding membership units of Northsight to Old Navidec resulting in the realization of $190,000 of goodwill. This membership interest was transferred to NFS pursuant to the terms of the merger agreement. Management determined that no impairment should be realized for fiscal periods 2006 and 2005.

YEARS ENDED DECEMBER 31, 2006 AND 2005

Revenues for the year ended December 31, 2006 were $1,508,000, a decrease of $ 333,000, or 18.10%%, from revenues of $1.8 million for the year ended December 31, 2005. The decrease was realized primarily as a result of a downturn in the mortgage industry during 2005 resulting in weaker revenue numbers from Northsight.

Gross margin increased approximately $506,000, or 33.82%, from a gross margin of approximately $(1,497,000) in 2005 to approximately $(991,000) in 2006. Despite a downturn in the mortgage industry during 2006, resulting in weaker revenue numbers from Northsight against static fixed costs, gross margin as a percentage of revenue remained relatively flat between the reported periods primarily as a result of discontinued operations in the technology segment and a general reduction in overhead costs as result of the company's office relocation.

General and administrative expenses for 2006 were $2,437,000 a decrease of $833,000 or 26.61%, from general and administrative expenses of $3,320,000 in 2005. The decrease in general and administrative expenses was primarily realized through the sale of Aegis and the elimination of our technology segment.

Impairment, depreciation, and amortization for the year ended December 31, 2006 was $62,000 an increase of 375.76% from $13,000 in 2005. This was largely due to the write down of $46,000 in capitalized leasehold improvements at the Company's former location. Almost all other property, equipment, and software assets of NFS are fully depreciated. Remaining depreciation and amortization amounts incurred were primarily due to fiscal year 2005 purchases of office equipment by Northsight.

Pursuant to the terms of the merger transaction NFS assumed certain obligations related to the settlement of capital leases by Old Navidec. The obligations had been converted to separate settlement agreements by Old Navidec prior to the consummation of the merger transaction. These agreements resulted in a net obligation of $81,000 assumed by NFS. Further settlement and payment of these debts resulted in a gain on settlement of the debt of $31,000 for 2005. No such further settlement agreements were entered into or obligations incurred in 2006. NFS did not acquire any property under capital lease arrangements in fiscal years 2006 or 2005.

The Company had deferred income tax assets of approximately $2.3 million and $1.3 million at December 31, 2006 and 2005, respectively. These are primarily related to net operating loss carry forwards. The amounts are offset by an equal valuation allowance. Any tax benefit generated from taxable losses incurred in the years ended December 31, 2006 and 2005, has been offset by an equal increase in the valuation allowance.

NFS recorded a net operating loss of $991,000 in 2006 versus net loss of $1,497,000 for 2005. The Company's overall net loss was $455,000 and $1,414,000 in 2006 and 2005, respectively. Basic and diluted loss per share was $0.06 in 2006 versus a basic and diluted loss per share of $0.20 in 2005.

LIQUIDITY AND CAPITAL RESOURCES

From the Company's inception through December 31, 2006, NFS has funded its operations primarily from the following sources:

     -    Equity proceeds through private placements of NFS securities;

     -    Revenue generated from operations;

     -    Loans and lines of credit;

     -    Sales of equity investments; and

     - Proceeds from the exercise of Old Navidec stock options that became BPZ options with the BPZ Merger.

Cash flow from operations has not historically been sufficient to sustain NFS operations without the above additional sources of capital. As of December 31, 2006, the Company had cash and cash equivalents of $274,000 and a working capital surplus of approximately $196,000.

Cash used in the Company's operating activities totaled $1,101,000 for the year ended December 31, 2006. This was primarily as a result a decrease in accounts payable and accrued liabilities.

Cash flow from investing activities during the year ended December 31, 2006 was approximately $893,000. This was largely as a result of the sale of 216,000 shares of BPZ common stock.

Net cash used in financing activities was approximately $11,000 for the year ended December 31, 2006. This was primarily a result of the receipt of approximately $289,000 in funds from the exercise of Old Navidec stock options (now BPZ Energy, Inc.) offset by the payment of approximately $300,000 on notes payable obligations of the Company.

RECENT ACCOUNTING PRONOUNCEMENTS

SFAS 123R applies to all awards granted after the required effective date (the beginning of the first interim or annual reporting period that begins after December 15, 2005) and to awards modified, repurchased, or cancelled after that date. As of the required effective date, all public entities that used the fair-value-based method for either recognition or disclosure under Statement 123 will apply this Statement using a modified version of prospective application. Under that transition method, compensation cost is recognized on or after the required effective date for the portion of outstanding awards, for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated under Statement 123 for either recognition or pro forma disclosures. For periods before the required effective date, those entities may elect to apply a modified version of the retrospective application under which financial statements for prior periods adjusted on a basis consistent with the pro forma disclosures required for those periods by Statement 123. As a result, beginning in NFS fiscal first quarter for 2006, NFS will adopt SFAS 123R and begin reflecting the stock option expense determined under fair value based methods in NFS income statements rather than a pro forma disclosure in the notes to the financial statements. NFS expects the effect of adopting SFAS 123R to be similar to the effect presented in the Company's pro forma disclosure related to SFAS 123.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

NFS is exposed to the impact of interest rate changes and change in the market values of the Company's investments. Based on NFS's market risk sensitive instruments outstanding as of December 31, 2006, as described below, it has determined that there was no material market risk exposure to the Company's consolidated financial position, results of operations, or cash flows as of such date. NFS does not enter into derivatives or other financial instruments for trading or speculative purposes.

INTEREST RATE RISK

At December 31, 2006, the Company's exposure to market rate risk for changes in interest rates relates primarily to its borrowings, as well as, its mortgage services business. NFS has not used derivative financial instruments in its credit facilities. A hypothetical 10% increase in the Prime Rate would not be significant to the Company's financial position, results of operations, or cash flows.

INVESTMENT RISK

In addition to the Company's investments in securities of BPZ, from time to time NFS has made investments in equity instruments in companies for business and strategic purposes. These investments, when held, are included in other long-term assets and are accounted for under the cost method since ownership is less than 20% and NFS does not assert significant influence.

INFLATION

NFS does not believe that inflation will have a material impact on its future operations.

ITEM 7. FINANCIAL STATEMENTS.
-----------------------------

The Report of the Independent Registered Accounting Firm appearing at Page F-1 and the Consolidated Financial Statements and Notes to Consolidated Financial Statements appearing at Pages F-2 through F-25 hereof are incorporated herein by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
--------------------------------------------------------------------------------

None.

ITEM 8A. CONTROLS AND PROCEDURES.

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

ITEM 8B. OTHER INFORMATION.

Not applicable.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNENCES; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The Company's Officers and Directors are as follows:

NAME                        AGE       POSITION

John R. McKowen             57        Chief Executive Officer, Chairman of
                                      the Board and Directors

Robert D. Grizzle           45        President, Chief Operating Officer and
                                      Chief Financial Officer

Howard L. Farkas            83        Director

NFS officers are elected by the board of directors at the first meeting after each annual meeting of NFS shareholders and hold office until their successors are duly elected and qualified under NFS bylaws.

The directors named above will serve until the next annual meeting of the Company's stockholders. Thereafter, directors will be elected for one-year terms at the annual stockholders' meeting. Officers will hold their positions at the pleasure of the board of directors absent any employment agreement. There is no arrangement or understanding between the directors and officers of the Company and any other person pursuant to which any director or officer was or is to be selected as a director or officer.

The officers of the Company will devote full time to the Company's affairs.

BIOGRAPHICAL INFORMATION

Management will devote the majority of its time to screening, assessing, and negotiating to acquire business or joint venture opportunities.

JOHN R. MCKOWEN. Mr. McKowen is a founder of the Company. Mr. McKowen has served as the only Chief Executive Officer of the Company since its founding in December 2002. In August 2003 he also became President and CEO and a director of Old Navidec. Mr. McKowen served as President of Old Navidec from August 2003 to September 2004 and served as a director of Old Navidec, now BPZ, from December 2002 to May 2005. Mr. McKowen was hired by Old Navidec as a financial consultant in 1996 and was instrumental in the private, public and secondary financing of Old Navidec. He served as a financial consultant to Old Navidec until March 1999. Mr. McKowen began his career in the financial services industry 1978. In 1984 Mr. McKowen began working as a financial consultant and has worked in that capacity for the last 23 years. Mr. McKowen received a B.A. in economics from Metropolitan State College.

ROBERT D. GRIZZLE. Mr. Grizzle has served as the Chief Operating Officer and President of the Company since June 2005 and as Chief Financial Officer of the Company, since September 2004. From September 2004 to July 2005, Mr. Grizzle served as Secretary of NFS. From February 2004 to September 2004, he served as Vice President of Finance for Old Navidec. He has over 23 years of finance, accounting, and management experience. In 1986 Mr. Grizzle joined Coopers & Lybrand (now Price Waterhouse Coopers). During his tenure there he served nationally as an analyst and project manager. His activities were primarily focused on the development and implementation of partnership tax allocations and investor relations software systems. In 1994, Mr. Grizzle began work as an independent consultant. He worked in that capacity until joining Old Navidec as the Vice President of Finance in early 2004. Mr. Grizzle received a B.S.B.A. degree in Finance from the University of Northern Colorado.

HOWARD L. FARKAS. Mr. Farkas serves as a Director of the Company. Mr. Farkas is the owner and managing broker of Windsor Gardens Realty, Inc., a residential real estate brokerage company, which he co-founded in 1964. He also serves as President of Farkas Group, Inc., a company that provides management services to various business interests. He serves as a director of Synthetech, Inc., a public traded chemical research and manufacturing company whose products are used extensively in new drug research; Logic Devices, Inc., a publicly traded semiconductor design and manufacturing company for which he also serves as Chairman; Northwestern Engineering Company, a privately held real estate, lumber processing, and hotel owner and operator; Ivory LLC, Aragorn LLC, Strider LLC, Angel LLC, and Buddy LLC, all of which are in the gas and oil exploration and development business.

Mr. Farkas is a licensed CPA, though not presently in practice, a real estate broker, and graduated from the University of Denver with a BS (BA) degree. He has had extensive experience in running large companies in the condominium construction and management business over a period in excess of twenty years.

KEY EMPLOYEE OF OPERATING SUBSIDIARY

DANIEL F. WALEN. Daniel F. Walen is considered a key employee as managing member of Northsight Mortgage Group, LLC, an 80% owned subsidiary of the Company. Mr. Walen has been the Managing Member of Northsight since 2003. Mr. Walen has over 35 years of experience in banking and mortgage management. From 1988 through 1999, Mr. Walen owned Valley Financial Funding, LLC, which he sold in December 1999. Mr. Walen also served as President, Vice President and as an Investment Officer of several Midwest banks from 1967 to 1988. Mr. Walen received a double major in Business Administration from Moorhead State University in Moorhead, Minnesota.

COMMITTEE OF THE BOARD OF DIRECTORS

NFS is managed under the direction of its board of directors. NFS's board of directors plans to establish an audit committee as soon as practicable.

ITEM 10. EXECUTIVE COMPENSATION.
--------------------------------

The following table summarizes the compensation of key executive ("Named Executives") for the years ended December 31, 2006, 2005 and 2004, respectively. No other officers of directors received annual compensation in excess of $100,000 during the last three complete fiscal years.

----------------------------------------------------------------------------------------------------------------------------
                                          SUMMARY OF EXECUTIVE COMPENSATION TABLE
----------------------------------------------------------------------------------------------------------------------------
                             ---------------------------------------------------------- ------------------------------------
                                                Annual Compensation                                   Awards
---------------------------- ---------------------------------------------------------- ------------------------------------
Name, Position                Year       Salary or Fee       Bonus          Other         Restricted         Securities
                                                                                                        Underlying Options
                                                                        Compensation     Stock Awards          SARS
---------------------------- -------- ------------------- ----------- ----------------- --------------- --------------------
John McKowen, CEO             2004      $ 40,000            $646,646      $2,000             $280,000         $1,000,000
                              2005      $125,000            $ 28,902           -                    -                  -
                              2006      $150,000                   -           -                    -                  -



Robert Grizzle, COO, CFO      2004      $ 30,000            $133,861           -             $ 56,000         $  200,000
                              2005      $ 98,438            $ 21,677           -                    -                  -
                              2006      $112,500                   -           -                    -                  -
---------------------------- -------- ------------------- ----------- ----------------- --------------- --------------------

The following table provides information relating to the grant of stock options to the Company's executive officers and directors during the year ended December 31, 2006.

----------------------------------------------------------------------------------------------------------------------------
                                                     INDIVIDUAL GRANTS
----------------------------------------------------------------------------------------------------------------------------
------------------------- ---------------------- -------------------------------- ----------------------- ------------------
Name                         # of Underlying         % of Total Options/SARs         Exercise of Base      Expiration Date
                          Options/SARs Granted   Granted to Employees in Fiscal
                                   (#)                       Year(1)                 Price ($/share)
------------------------- ---------------------- -------------------------------- ----------------------- ------------------
------------------------- ---------------------- -------------------------------- ----------------------- ------------------
John McKowen                    1,480,948                    50.00%                       $1.25                 2016
Robert Grizzle                    452,362                    15.30%                       $1.25                 2016
Howard Farkas                   1,023,200                    34.70%                       $1.25                 2016
------------------------- ---------------------- -------------------------------- ----------------------- ------------------

     (1) Based on a total of 2,956,510 options granted in the year ended December 31, 2006.

The following table provides information relating to the exercise of stock options during the year ended December 31, 2006 by the Company's executive officers and the 2006 fiscal year-end value of unexercised options.

-------------------- ------------------- -------------- ----------------------------------- -------------------------------
Name                                         Value       Number of Securities Underlying         Value of Unexercised
                      Shares Acquired                                                        In-The-Money Options/SARS at
                      On Exercise (#)      Realized     Unexercised Options/SARS at FY-End              FY-End
-------------------- ------------------- -------------- ----------------------------------- -------------------------------
John McKowen                 0                0                    1,980,948/0                           $0/0
Robert Grizzle               0                0                     652,362/0                            $0/0
-------------------- ------------------- ------------- ------------------------------------ -------------------------------

The Company's common stock does not currently trade on any markets.

Directors' Compensation

The following table sets forth the compensation, if any, paid by the Company to those directors who served on the Company's Board of Directors during the year ended December 31, 2006.

---------------------------------------------------------------------------------------------------------------------------
                                                 Director's Compensation
---------------------------------------------------------------------------------------------------------------------------
                       Fees Earned                                        Non-Equity       Nonqualified
                        or Paid in                                      Incentive Plan       Deferred         All Other
Name                       Cash         Stock Awards   Options Awards    Compensation      Compensation      Compensation
--------------------- --------------- --------------- ---------------- ----------------- ------------------ ---------------
John McKowen              $0.00           $0.00            $0.00            $0.00              $0.00            $0.00
Howard Farkas             $0.00           $0.00            $0.00            $0.00              $0.00            $0.00
--------------------- --------------- --------------- ---------------- ----------------- ------------------ ---------------

Each outside director is entitled to receive $1,000 for each director's meeting attended in person and $500 for each meeting attended telephonically. Additionally, each member of the Audit Committee will receive $500 for each meeting attended of that committee, such meetings generally occurring immediately following a regularly scheduled director's meeting. No such Director Compensation was paid in the years ended December 31, 2005 or 2006.

Long Term Compensation Plans and Stock Options.
-----------------------------------------------

The board of directors has adopted a Management Incentive Plan that contemplates the issuance of options as well as cash bonuses to certain executive officers and key employees of the Company. The incentive plan is administered by the Company's board of directors and it is contemplated that bonuses will be granted following the successful closing of a transaction by the business development division of the Company. The amount of the grants will be based on the value of the transaction and participants are designated by the Company's board of directors upon recommendation by the Chief Executive Officer. There have not been any stock options granted under this incentive plan.

Stock Option Plan

On May 6, 2005, the Company's board of directors adopted the Navidec Financial Services, Inc. 2005 Stock Option Plan pursuant to which the board may grant options to purchase a maximum of 5,000,000 shares of NFS common stock to key employees, directors and consultants. As of December 31, 2006, options to purchase an aggregate of 4,331,511 shares of common stock were issued and outstanding consisting of options to purchase 1,200,000 shares of common stock at an exercise price of $0.05 per share, options to purchase 75,000 shares of common stock at an exercise price of $0.28 per share and options to purchase an aggregate of 1,000,000 shares of common stock at an exercise price of $1.00 per share and options to purchase an aggregate of 2,956,511 shares of common stock at an exercise price of $1.25 per share. The later options were granted to the Company's executive officers and Directors and are subject to approval by the shareholders at the next annual meeting of the Company. The option plan only provides for the grant of nonqualified stock options.

The exercise price of options may not be less than the fair market value on the date of grant as determined by the board of directors and will expire no later than the tenth anniversary of the date of grant. The board may establish vesting or other requirements which must be met prior to the exercise of the stock options. In the event of a corporate transaction involving NFS (including, without limitation, any stock dividend, stock split, extraordinary cash dividend, recapitalization, reorganization, merger, consolidation, split-up, spin-off, combination or exchange of shares), the board may adjust outstanding awards to preserve the benefits or potential benefits of the awards.

Audit Committee

The Company does not have an Audit Committee. The members of the Board sit as the Audit Committee.

Code of Ethics

The Company has not adopted a Code of Ethics for the Board and the salaried employees.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
--------------------------------------------------------------------------------

The following table sets forth, as of December 31, 2006, the beneficial ownership of Common Stock by each person who is known by the Company to own beneficially more than 5% of the issued and outstanding Common Stock and the shares of Common Stock owned by each nominee and all officers and Directors as a group. Each person has sole voting and investment power as to all shares unless otherwise indicated.

----------------------------------------------- ---------------------------- ---------------------------------------
SHAREHOLDERS/BENEFICIAL OWNERS                       NUMBER OF SHARES               OWNERSHIP PERCENTAGE (1)
----------------------------------------------- ---------------------------- ---------------------------------------
John McKowen                                             2,580,192 (2)                         19.85%
CEO & Director
8310 South Valley Hwy, 3rd Fl
Englewood, CO 80112

Robert Grizzle                                             872,362 (3)                          6.71%
COO, CFO
8310 South Valley Hwy, 3rd Fl
Englewood, CO 80112

Howard Farkas                                            1,345,200 (4)                         10.35%
Director
8310 South Valley Hwy, 3rd Fl
Englewood, CO 80112

All directors and executive officers as a
group (3 person)                                         3,452,491                             35.91%
----------------------------------------------- ---------------------------- ---------------------------------------

(1) Based upon 7,983,445 shares of common stock issued and outstanding and assuming the exercise of warrants and options exercisable for 5,015,000 shares. Fully diluted there would be 12,998,445 shares of common stock issued and outstanding.

(2) Mr. McKowen holds; (i) 599,181 shares of common stock; and (ii) options presently exercisable to purchase 500,000 shares of common stock at an exercise price of $0.05 per share; and (iii) options presently exercisable to purchase 1,480,948 shares of common stock at an exercise price of $1.25 per share.

(3) Mr. Grizzle holds, (i) 220,000 shares of common stock; and (ii) options presently exercisable to purchase 200,000 shares of common stock at an exercise price of $0.05 per share; and (iii) options presently exercisable to purchase 452,362 at an exercise price of $1.25 per share.

(4) Mr Farkas holds, (i) 322,000 shares of common stock and (ii) options presently exercisable to purchase 1,023,200 shares of common stock at an exercise price of $1.25 per share.

ITEM  12.  CERTAIN   RELATIONSHIPS  AND  RELATED   TRANSACTIONS,   AND  DIRECTOR
INDEPENDENCE.
--------------------------------------------------------------------------------

On April 7, 2005, NFS entered into a Stock Purchase Agreement with AegisUSA Business Group, Inc., a Colorado corporation ("AegisUSA"), in which NFS was entitled to receive 3,000,000 shares of AegisUSA common stock and 2,000,000 shares of AegisUSA Series B Convertible Preferred Stock in exchange for a purchase price of $625,000, to be paid over a period of ninety days, and by agreeing to exchange shares of NFS common stock for all of the issued and outstanding shares of the AegisUSA Series A Preferred Stock. The negotiated purchase price was based on the pro forma financial information, business plan and the anticipated capital funding requirements of AegisUSA provided by AegisUSA. Mr. Ralph Armijo was then a director of NFS and is an officer, director and shareholder of AegisUSA.

Mr. Armijo's positions with AegisUSA were disclosed to the NFS board of directors and the terms and conditions of the transaction was considered and approved by the Company's board of directors on April 7, 2005. Mr. Armijo waived the ownership of his stock in AegisUSA to complete the transaction and was granted options to reacquire his interest based on the achievement of certain milestones.

AegisUSA failed to achieve the milestones and objectives provided by AegisUSA in the pro formas presented to Company in Aegis USA's solicitation for the Company to make an investment in AegisUSA. As a result the Company declined to provide further capital investment in AegisUSA.

In the fall of 2005, Robert Grizzle, the current President and COO of the Company, and Ralph Armijo, a director of the Company, asked the Company to sell the equity acquired in AegisUSA so that they could continue with the business development of AegisUSA. On December 13, 2005, the equity in AegisUSA that was owned by the Company was sold to Mr. Ralph Armijo and Mr. Robert Grizzle. The terms and conditions of the sale were negotiated, considered and approved at arm's length by the Company's CEO John McKowen with the assistance of outside legal counsel to the Company. The terms of the sale provided for a $100,000 cash payment to NFS at the closing of the sale and a $528,000 note due and payable to NFS on December 31, 2006. The note caries an 8% interest rate and is secured by 2,000,000 common shares and 3,000,000 preferred shares of AegisUSA. The note is further secured by the personal guarantee of the purchasers and 288,862 shares of NFS common stock held by the purchasers are also pledged as collateral against the note. In addition, the note carries a price escalation of approximately $33,334 per month for each month that the note remains unpaid after January 31, 2006, until such time that a cumulative escalation of $400,000 is reached. No interest is accrued on the escalation amounts unless and until the note is in default at which point the cumulative escalation amount also carries an interest charge at 8% per annum. Further, the terms of the sale also called for the cancellation of all common stock exchange rights that initially had been given by NFS to the holders of all of the issued and outstanding shares of AegisUSA Series A Preferred Stock at the time of the original purchase of AegisUSA by NFS. Also, as a condition to closing, the terms of the sale required there be reimbursement by AegisUSA to NFS of approximately $51,000 in expenses paid by NFS on behalf of Aegis.

For the period ended December 31, 2006, NFS realized a gain on the sale of Aegis of $400,000. For the period ended December 31, 2005, NFS realized a gain on the sale of Aegis of approximately $744,000. As of January 16, 2007, the note was in default due to non-payment. In accordance with the terms of the note, NFS has taken possession of all items pledged as collateral in support of the note and the Company filed a Demand for Arbitration with the Judicial Arbiter Group in Denver, Colorado. A date for such arbitration has not been set.

As of December 31, 2006, the Company recorded an allowance for bad debt in this regard of approximately $81,000. On May 3, 2007, the Company reached a settlement agreement with Mr. Grizzle and Mr. Armijo whereby Mr. Armijo paid the Company $300,000 in cash and surrendered to the Company 68,862 shares of the Company's common stock and 100,000 of his fully vested options to purchase the Company's common stock at $0.28 per share. This surrender represents 100 percent of Mr. Armijo's ownership in the Company's common stock and 100 percent Mr. Armijo's options to purchase the common stock of the Company. Based upon an agreed upon value of $150,000 which relates to approximately $1.055 per share which approximates the most recent private placement sales price per share of the companies common stock, Mr. Grizzle executed a note payable to the Company for $450,000, due on the earlier of one year from the date that the common stock of the Company is publicly traded and his shares are registered for resale under an effective registration statement filed by the Company or December 31, 2009. The note caries an 8% interest rate and is secured by 1,000,000 Aegis common shares, 1,500,000 Aegis preferred shares, 220,000 shares of the Company's common stock and 200,000 options to purchase shares of the Company's common stock at $0.05 per share held by Mr. Grizzle.


                                     PART IV

ITEM 13. EXHIBITS.
------------------

Exhibit No.                Description
-------------------        ---------------------------------------------------------------------------------------------------------
3.1                        Articles of Incorporation of Navidec Capital, Inc. filed
                           with the Colorado Secretary of State on
                           December 20, 2002. (1)

3.2                        Articles of Amendment to Articles of Incorporation filed
                           with the Colorado Secretary of State on October 24, 2003
                           to change the name of Navidec  Capital, Inc. to Navidec
                           Financial Services, Inc. (1)

3.3                        Bylaws of Navidec Capital, Inc. (1)

4.1                        Form of Specimen Certificate for Shares of Common Stock Navidec Financial Services, Inc. (1)

4.2                        Common Stock Purchase Warrant issued by Navidec Financial Services,  Inc. to The Elevation Fund, LLC on
                           July 6, 2005.(1)

10.1                       Stock  Purchase  Warrant  dated  July 8, 2004 for the acquisition  of up to  1,500,000  shares of
                           Navidec, Inc. common stock.(1)

10.2                       Amended and Restated  Employment  Agreement,  effective as of June 15, 2005,  by and between John R.
                           McKowen and the  Company.(1)

10.3                       Amended and Restated Employment  Agreement,  effective as of June 15, 2005, by and between Robert D.
                           Grizzle and the Company. (1)


10.4                       Merger Agreement, dated as of July 8, 2004, by and between Navidec, Inc. and BPZ Energy, Inc.(1)

10.5                       Stock Purchase  Agreement,  dated as of April 7, 2005, by and between Navidec Financial  Services,  Inc.
                           and AegisUSA Business Group, Inc. (1)

10.6                       Navidec Financial Services, Inc. Management Incentive Plan (1)

10.7                       Navidec Financial Services, Inc. 2005 Stock Option Plan. (1)

10.8                       Business Consulting Agreement, dated July 22, 2005, by and between Waterton Financial LLC and Navidec
                           Financial Services, Inc. (1)

10.9                       Business  Consulting  Agreement,  dated July 26, 2005, by and between J. Paul  Consulting  Corp. and
                           Navidec Financial Services, Inc. (1)

10.10                      Loan Agreement,  dated as of July 6, 2005, by and between Navidec Financial Services, Inc. and The
                           Elevation Fund, LLC.(1)

21.1                       List of Subsidiaries of Navidec Financial Services, Inc.(1)

31.1                       Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act*

31.2                       Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act*

32.1                       Certification of Chief Financial Officer Pursuant to Section 906 of Sarbanes-Oxley Act*

32.2                       Certification of Chief Financial Officer Pursuant to Section 906 of Sarbanes-Oxley Act*
------------------
(1)      Incorporated by reference from the Form 10SB12G, filed with the Securities and Exchange Commission on July 13, 2006.
 *       Filed herewith.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.
------------------------------------------------

General. JASPERS + HALL, PC, CPAs ("Jaspers") serves as the Company's Independent Accounting and Auditing Firm. The Company's Board of Directors has considered whether the provisions of audit services are compatible with maintaining Jasper's independence.

Audit Fees. Jasper's, billed the Company $31,100 for the following professional services: audit of the annual financial statement of the Company for the fiscal year ended December 31, 2006 and review of the interim financial statements included in quarterly reports on Form 10-QSB for the periods ended March 31, 2006, June 30, 2006, and September 30, 2006.

There were $7,500 of audit related fees billed in 2006. There were no tax fees or other fees in 2006 paid to the auditors or auditors' affiliates.

The Company's Board acts as the audit committee and had no "pre-approval policies and procedures" in effect for the auditors' engagement for the audit year 2006.

All audit work was performed by the auditors' full time employees.

                          INDEX TO FINANCIAL STATEMENTS

                                                                      Page

Report of Independent Registered Public Accounting Firm
- Jaspers + Hall                                                       F-2

Consolidated Balance Sheet - December 31, 2006                         F-3

Consolidated Statements of Operations and Comprehensive Loss -
Years ended December 31, 2006 and 2005                                 F-4

Consolidated Statements of Changes in Stockholders' Equity
(Deficit) - Years ended December 31, 2006 and 2005                     F-5

Consolidated Statements of Cash Flows - Years ended
December 31, 2006 and 2005                                             F-6

Notes to Consolidated Financial Statements                             F-7-F-25

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



                               JASPERS + HALL, PC
                          CERTIFIED PUBLIC ACCOUNTANTS
                          9175 Kenyon Avenue, Suite 100
                                Denver, CO 80237
                                  303-796-0099


To the Board of Directors and Stockholders of Navidec Financial Services, Inc.


We have audited the accompanying consolidated balance sheets of Navidec Financial Services, Inc. as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Navidec Financial Services, Inc. of December 31, 2006 and 2005, and the related statements of operations, stockholders' equity and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.


/s/ Jaspers + Hall, PC
Jaspers + Hall, PC
Denver, Colorado
May 3, 2007

                        Navidec Financial Services, Inc.
                           Consolidated Balance Sheets
                                 (In thousands)

                                                                          For the Years Ended December 31,
                                                                             2006                  2005
                                                                       ------------------    -----------------

ASSETS
       CURRENT ASSETS:
             Cash and cash equivalents                                        179                  398
             Marketable securities                                              3                    3
             Related party investments
             Accounts receivable, net                                          50                   56
             Prepaid expenses                                                  42                    -
             Prepaid expenses and other                                         -
                                                                       ------------------    -----------------
                     Total current assets                                     274                  457
                                                                       ------------------    -----------------

       PROPERTY, EQUIPMENT, AND SOFTWARE, net                                  25                   89

       OTHER ASSETS:
             Notes receivable                                                 900                  554
             Investments in  BPZ                                            5,587                6,131
             Other assets                                                      75                    5
             Goodwill                                                         190                  190
                                                                       ------------------    -----------------
                            Total other assets                              6,752                6,880
                                                                       ------------------    -----------------
TOTAL ASSETS                                                                7,051                7,426
                                                                       ==================    =================

LIABILITIES AND STOCKHOLDERS' EQUITY
       CURRENT LIABILITIES:
             Accounts payable                                                  78                  250
             Accrued liabilities                                                -                   85
             Other current liabilities                                          -
             Current borrowings and capital leases                              -                  300
                                                                       ------------------    -----------------
                     Total current liabilities                                 78                  635
                                                                       ------------------    -----------------

       MINORITY INTEREST                                                       43                   54

       STOCKHOLDERS' EQUITY (DEFICIT):
             Common stock, .001 par value,
               100,000,000 shares authorized,                                   8                    8
               7,950,048 outstanding, respectively
             Warrants for common stock
             Deferred compensation
             Additional paid in capital                                     9,413                9,413
             Unrealized gain on securities                                  1,483                  825
             Accumulated income (deficit)                                  (3,973)              (3,509)

                                                                       ------------------    -----------------
       Total stockholders' equity (deficit)                                 6,931                6,737
                                                                       ------------------    -----------------

                                                                       ------------------    -----------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                        7,051                7,426
                                                                       ==================    =================

                The accompanying notes to consolidated financial
               statements are an integral part of this statement.
                                       F-3

                        Navidec Financial Services, Inc.
                      Consolidated Statement of Operations
                   (In thousands except for per share amounts)

                                                          For the Years Ended December 31,
                                                            2006                 2005
                                                       ---------------    --------------------

REVENUE                                                         1,508                   1,841

COST OF REVENUE                                                     -                       6
                                                       ---------------    --------------------

GROSS PROFIT                                                    1,508                   1,835
                                                       ---------------    --------------------
OPERATING EXPENSES:

         General and administrative                             2,437                   3,320

         Impairment, depreciation and amortization                 62                      13

            Total operating expenses                            2,499                   3,332
                                                       ---------------    --------------------
LOSS FROM OPERATIONS
                                                                 (991)                 (1,497)
                                                       ---------------    --------------------
OTHER INCOME (EXPENSE):

         Gain on settlement of debt                                27                      31

         Gain on sale of investments                               66                      86

         Interest income(expense)                                  (1)                      -

         Other  income(expense)                                     -                     (35)
                                                       ---------------    --------------------

Total other income (expense)                                       91                      82
                                                       ---------------    --------------------
NET INCOME (LOSS) FROM  OPERATIONS
                                                                 (899)                 (1,414)
                                                       ---------------    --------------------
OTHER INCOME (EXPENSE):

         Gain on sale of Aegis                                    400                     744

         Loss from discontinued operations                          -                    (741)

         Interest income(expense)                                  44                      (3)

Total other income(expense)                                       444                       -
                                                       ---------------    --------------------
NET INCOME (LOSS) FROM  OPERATIONS
                                                                 (455)                      -

NET INCOME (LOSS) BEFORE MINORITY INTEREST                       (455)                 (1,414)

         Minority Interest in Consolidated Subsidiary              (9)                     38
                                                       ---------------    --------------------

NET INCOME (LOSS)                                                (464)                 (1,376)
                                                       ===============    ====================
NET INCOME (LOSS) PER SHARE:
         Basic                                          $       (0.06)          $       (0.20)
         Diluted                                        $       (0.06)          $       (0.20)
WEIGHTED AVERAGE SHARES OUTSTANDING:

         Basic                                                  7,950                   6,725
         Diluted                                                7,950                   7,673

           The accompanying notes to consolidated financial statements are an integral part of these statements.
                                       F-4

                        NAVIDEC FINANCIAL SERVICES, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 For the Years Ended December 31, 2006 and 2005
                                 (In thousands)

                                     Treasury        Voting               Non-Voting         Warrants
                                      Stock       Common Stock            Common Stock        Common
                                                  ------------            ------------        ------       Unrealized  Accumulated
                                                  Shares  Amount         Shares   Amount      Stock          Gain         Deficit
                                    ----------    ------  -------      --------- -------      -------     ------------  ------------

Balances, Dec. 31, 2004                --          6,378 $      6           --        --          --      $     375          (2,132)
                                    ==========    ======  =======      ========= =======      =======     ============  ============

BPZ legacy options exercised           --             --       --           --        --          --             --              --
Options exercised                                    250        1
Common stock sold in private                       1,322        1
placement
Additional paid in capital
from recapitalization
Net loss                               --             --       --           --        --          --         (1,377)         (1,377)
Comprehensive Income:
    Gain on marketable securities      --             --       --           --        --          --            450              --
Total Comprehensive gain/(loss)        --             --       --           --        --          --           (927)             --

                                    ----------    ------  -------      --------- -------      -------     ------------  ------------
Balances, Dec. 31, 2005                --          7,950        8           --        --          --            825          (3,509)
                                    ==========    ======  =======      ========= =======      =======     ============  ============
Net loss                               --             --       --           --        --          --           (464)           (464)
Comprehensive Income:
    Gain on marketable securities      --             --       --           --        --          --          1,590              --
Total Comprehensive gain/(loss)        --             --       --           --        --          --          1,126              --
                                    ----------    ------  -------      --------- -------      -------     ------------  ------------
Balances, Dec. 31, 2006                --          7,950  $     8           --        --          --      $   1,483     $    (3,973)
                                    ==========    ======  =======      ========= =======      =======     ============  ============

                        NAVIDEC FINANCIAL SERVICES, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 For the Years Ended December 31, 2006 and 2005
                                 (In thousands)

                                  (continued)

Sub                           Paid
Notes          Deferred       in           Stockholder
Receivable       Comp.        Capital       Equity
-----------    -----------    --------    ------------
     --             --        $5,911      $     4,160
===========   ============    ========    ============


     --             --           963              963
                                  13               14
                               1,323            1,324

                               1,203            1,203

     --             --            --           (1,377)


     --             --            --              450



     --             --            --               --

-----------   ------------    --------    ------------
     --             --          9,413            6,737
===========   ============    ========    ============



     --             --            --              (464)

     --             --            --             1,126


     --             --            --                --

-----------   ------------    --------    ------------
     --             --        $ 9,413      $     6,931
===========   ============    ========    ============



          The accompanying notes to consolidated financial statements are an integral part of these statements.
                                       F-5

                         NAVIDEC FINANCIAL SERVICES INC.
                            STATEMENTS OF CASH FLOWS
                                 (In thousands)


                                                                 For the Years Ended December 31,
                                                                  -------------------------------
                                                                        2006              2005
                                                                     ----------        ----------
Cash flows from operating activities:
     Net loss                                                        $    (464)        $  (1,377)
     Adjustments to reconcile net income loss
     to net cash used in operating activities:
           Depreciation and amortization                                    62                13
           Provision for bad debt on note receivable                       (98)               --
           Loss (Gain) on sale of investments                             (534)             (276)
           Loss (Gain) on settlement of debt                               (27)              (31)
           Minority interest                                                 9                38
    Changes in operating assets and liabilities:
           Accounts receivable                                              (6)               83
           Prepaid expenses and other assets                                42                 9
           Accounts payable                                                172               160
           Notes receivable                                                122              (554)
           Accrued liabilities and other                                     4              (261)
                                                                     ----------        ----------
Net cash used in operating activities                                   (1,101)           (2,196)
                                                                     ----------        ----------

Cash flows from investing activities:
     Proceeds (Purchase) from sale of equipment                             --               (71)
     Purchase of BPZ stock                                                  --              (300)
     Sale (Purchase) of investments                                        893                --
                                                                     ----------        ----------
     Net cash provided by investing activities                             893              (371)
                                                                     ----------        ----------

Cash flows from financing activities:
     Payments on notes payable and capital lease obligations              (300)              (16)
     Post merger proceeds from exercise of BPZ options                     289               963
     Proceeds from private placement of common stock                        --             1,324
     Interest paid with common stock                                        --                --
                                                                    -----------        ----------

Net cash provided by (used in) financing activities                         11             2,585
                                                                     ----------        ----------
Net increase (decrease) in cash and cash equivalents                      (219)               18
Cash and cash equivalents, beginning of year                               398               380
                                                                     ----------        ----------

Cash and cash equivalents, end of year                               $     179         $     398
                                                                     ==========        ==========

Supplemental Information:
Interest paid                                                        $      --         $      --
Taxes paid                                                           $      --         $      --
                                                                     ==========        ==========


         The accompanying notes to consolidated financial statements are an integral part of these statements.
                                       F-6

                NAVIDEC FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2006 and 2005

NOTE 1 - ORGANIZATION

Navidec Financial Services Inc. ("NFS" or "Company") was incorporated in December. 2002 as a wholly owned subsidiary of Navidec Inc. ("Old Navidec"). In July 2004, Old Navidec, entered into a definitive agreement to acquire BPZ Energy, Inc. a Texas corporation established in 2001 ("BPZ"). As a condition of this agreement, Old Navidec transferred all of its historical operations into NFS. In September 2004, Navidec Inc. consummated a reverse merger with BPZ. In connection with the merger, Old Navidec changed its name to BPZ Energy Inc. in February 2005. Also pursuant to the merger agreement, Old Navidec affected a spin-off of NFS to the shareholders of record of Old Navidec and assigned essentially all of its business assets and liabilities to Navidec Financial Services, Inc.

We are organized into two divisions: business development and mortgage services. In 2006 Annual revenues for the business development and mortgage services businesses were approximately $1,508,000. In 2005 we also operated a technology division. 2005 revenues for this division were approximately $588,000. In April 2005, NFS acquired Aegis Business Group, Inc. ("Aegis"), a technology company that develops and markets security solutions related to identity and computer access management. In December 2005, Aegis was sold to two individuals, one of who is an officer of NFS and one of whom was at the time, a director of NFS. As a result of this sale, effective December 2005 we discontinued all operations within the technology division. For the year ended December 31, 2006, we incurred a net loss of approximately $932,000.

Our business development division focuses on identifying and acquiring controlling interests in development stage companies to further their growth by providing capital, consulting, personnel and other services, both internally and through the use of subcontractors. This division also provides consulting, personnel and other services, both internally and through the use of subcontractors, to development stage companies, in which we have decided not to invest. This is usually provided on a contract basis for fees and related expenses. After evaluating a potential candidate for the probability of success in its core business and determining its growth strategy and anticipated capital requirements, we develop a specific strategy of success with management of the development stage company and provide personnel and services to work in concert with the management to develop and execute the business plan ss.The mortgage services division is focused on the Phoenix and Scottsdale Arizona markets and is primarily engaged in the business of marketing, originating, and brokering residential mortgages secured by real estate.

                NAVIDEC FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2006 and 2005

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of NFS and its subsidiaries, Northsight Mortgage Group, LLC (an 80% ownership), and Navidec Mortgage Holdings, Inc. All significant inter-company balances and transactions have been eliminated in consolidation. In April 2005, NFS acquired Aegis Business Group, Inc. ("Aegis"), a technology company that develops and markets security solutions related to identity and computer access management. In December 2005, Aegis was sold to two individuals, one of whom is an officer of NFS and one of who was at the time, a director of NFS. As a result of this sale, effective December 13, 2005 we discontinued all operations within the technology division. As of that date the operations of Aegis USA, Inc. are no longer consolidated into the financials of Navidec Financial Services, Inc.

USE OF ESTIMATES

The preparation of financial statements in conformity generally accepted accounting principles in the United States requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities, disclose of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ materially from those estimates.

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

                NAVIDEC FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2006 and 2005

NFS performs ongoing evaluations of its clients' financial condition and generally does not require collateral, except for billings in advance of work performed. Management reviews accounts receivable periodically and reduces the carrying amount by a valuation allowance that reflects management's best estimate of amounts that may not be collectible. Allowances, if any, for uncollectible accounts receivable are determined based upon information available and historical experience. There was no allowance at December 31, 2005.

No sales to unaffiliated customers represented 10% or more of the Company's revenue for the year ended December 31, 2006.

INVESTMENTS

Investments in publicly traded equity securities over which NFS does not exercise significant influence are recorded at market value in accordance with FAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities", which requires that all applicable investments be classified as trading securities, available for sale securities or held-to-maturity securities. The Company has investments treated as available-for-sale securities that are restricted from sale in the open market under Section 144 and have limited trading volume. There can be no assurance that we will realize the recorded value of this investment due to the size of the investment and its limited trading volume. Comprehensive income includes net income or loss and changes in equity from the market price variations in stock and warrants held by the Company. The Company's comprehensive gain for the period ended December 31, 2005 was approximately $425,000.

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

                NAVIDEC FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2006 and 2005

Other Revenues

Revenues from mortgage brokerage operations are generally related to transaction based fees and are recognized at the consummation of the transactions, generally when mortgage transactions close.

INCOME TAXES

Provision for income taxes represents actual or estimated amounts payable on tax return filings each year. Deferred tax assets and liabilities are recorded for the estimated future tax effects of temporary differences between the tax basis of assets and liabilities and amounts reported in the accompanying balance sheets, and for operating loss and tax credit carry forwards. The change in deferred tax assets and liabilities for the period measures the deferred tax provision or benefit for the period. Effects of changes in enacted tax laws on deferred tax assets and liabilities are reflected as adjustment to the tax provision or benefit in the period of enactment. NFS deferred tax assets have been reduced by a valuation allowance to the extent it was deemed more likely than not, that some or all of the deferred tax assets would not be realized.

At December 31, 2006, the Company had deferred income tax assets of approximately $1,740,000 related primarily to net operating loss carry forwards. That amount is offset by an equal valuation allowance. Net operating loss carry forwards of $1,740,000 will expire beginning in 2024.

ACCRUALS

Accrued expenses include the following (in thousands):


                                                    December 31    December 31
                                                       2006           2005
                                                    -----------    -----------
           Accrued litigation expenses                   --             50
           Other                                         --             35
                                                    -----------    -----------
                                                    $    --         $   85
                                                    -----------    -----------

Prepaid expenses of approximately $42,000 at December 31, 2006 are prepaid legal fees.

                NAVIDEC FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2006 and 2005


STOCK BASED COMPENSATION

As permitted under the Statements of Financial Accounting Standards No. 123("SFAS 123"), Accounting for Stock-Based Compensation," the Company accounts for its stock-based compensation for options issued to employees in accordance with the provisions of Accounting Principles board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). As such, for options granted to employees and directors, compensation expense is recorded on a straight-line basis over the shorter of the period that the services are provided or the vesting period, only if the current market price of the underlying stock exceeds the exercise price. Certain pro forma net income and earnings per share disclosures for employee stock option grants are also included in the notes to the financial statements as if the fair value method as defined in SFAS 123 had been applied. Transactions in equity instruments with non-employees for goods or services are accounted for by the fair value method.

For 2006, consistent with the provisions of SFAS 123, the Company's net loss and net loss per share would have been increased to the pro forma amounts indicated below. No options were granted to employees and directors during 2005.


                           For The Twelve Months Ended
                                  December 31,
                      (in thousands, except per share data)

                                                                      2006          2005
                                                                  ------------  ------------
Net Loss:                                                          $   (464)    $   (1,377)
Add back:
Expense recognized under APB25                                           --             --
                                                                  ------------  ------------
Net total stock based employee  compensation expense
 determined under fair value method for all awards,
  net of related tax effect                                              --             --
                                                                  ------------  ------------
Pro Forma net loss                                                $    (932)    $    (1,377)
                                                                  ============  ============
Net loss per share basic and diluted:

Basic:
                   As Reported                                    $   (0.12)    $     (0.20)
                                                                  ============  ============
                   Pro Forma                                      $   (0.12)    $     (0.20)
                                                                  ============  ============
Diluted:
                   As Reported                                    $   (0.12)    $     (0.20)
                                                                  ============  ============
                   Pro Forma                                      $   (0.12)    $     (0.20)
                                                                  ============  ============

                NAVIDEC FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2006 and 2005

NET INCOME (LOSS) PER SHARE

Basic net income (loss) per share is computed by dividing net income (loss) available to common shareholders for the period by the weighted average number of common shares outstanding for the period. Diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common and potential common shares outstanding during the period, if the effect of the potential common shares is dilutive.

Potentially dilutive securities consisting of 5,015,000 options and warrants, have been excluded from the determination of diluted earnings per share because their effect would be anti-dilutive.

COMPREHENSIVE INCOME(LOSS)

Comprehensive income (loss) includes net income or loss and changes in equity from the market price variations in the BPZ stock and options held by the Company. For 2006 The net loss was approximately $464,000 and the unrealized gain from BPZ stock was $1,590,000. Therefore, the Company's total comprehensive gain for the period ended December 31, 2006 was approximately $1,126,000.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In February 2003, the Financial Accounting Standards Board ("FASB") issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity". The provisions of SFAS 150 are effective for financial instruments entered into or modified after May 31, 2003, and otherwise are effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of nonpublic entities. The Company has not issued any financial instruments with such characteristics.

In December 2003, the FASB issued FASB  Interpretation  No. 46 (revised December
2003), "Consolidation of Variable Interest Entities" (FIN No. 46R), which addresses how a business enterprise should evaluate , whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN No. 46R replaces FASB Interpretation No. 46, "Consolidation of Variable Interest Entities", which was issued in January 2003. Companies are required to apply FIN 46R to variable interests in variable interest entities ("VIE") created after December 31, 2003. For variable interest in VIEs created before January 1, 2004 the interpretation is applied beginning January 1, 2005. For any VIEs that must be consolidated under FIN No. 46R that were created before January 1, 2004, the assets, liabilities and non-controlling interests of the VIE initially are measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change. If determining the carrying value is not practicable, fair value at the date FIN No. 46R first applies may be used measure the assets, liabilities and non-controlling interest of the VIE. The Company does not have any interest in VIEs.

                NAVIDEC FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2006 and 2005


In December 2004, the FASB issued SFAS No. 123R (revised 2004) "Share-Based Payment" which amends FASB Statement No. 123 and will be effective for public companies for interim or annual periods beginning June 15, 2005. The new statement will require entities to expense employee stock options and other share-based payments. The new standard may be adopted in one of three ways - the modified prospective transition method, a variation of the modified transition method or the modified retrospective transition method. The Company is to evaluate how it will adopt the standard and the evaluation the effect that the adoption of SFAS 123R will have on the financial position and results of operations.

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs, an amendment of ARB No. 43, Chapter 4." The statement amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). Paragraph 5 of ARB No. 43, Chapter 4 previously stated that "under some circumstances, items such as idle facility expense, excessive spoilage, double freight and rehandling costs may be so abnormal as to require treatment as current period charges". SFAS No. 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal". In addition, this statement requires that allocation of fixed production overhead to the costs of conversion be based on the prospectively and are effective for inventory costs incurred during fiscal years beginning after June 15, 2005, with earlier application permitted for inventory costs incurred during fiscal years beginning after the date this Statement is issued. The adoption of SFAS No. 151 does not have an impact on the Company's financial position and results of operations.

In December 2004, the FASB issued SFAS No. 153, Exchange of Non-monetary Assets, an amendment of APB Opinion No. 29. The guidance in APB opinion No. 29, Accounting for Non-monetary Transactions, is based on the principle that exchange of non-monetary assets should be measured on the fair value of the assets exchanges. The guidance in that Opinion, however, included certain exceptions to that principle. This Statement amends Opinion 29 to eliminate the exception for non-monetary exchanges of similar productive assets that do not have commercial substance. A non-monetary has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for non-monetary exchanges occurring in fiscal periods beginning June 15, 2005. The adoption of SFAS No. 153 is not expected to have an impact on the Company's financial position and results of operations.

In March 2005, the FASB issued FASB Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations" ("FIN 47"). FIN 47 provides guidance relating to the identification of and financial reporting for legal obligations to perform an asset retirement activity. The Interpretation requires recognition of a liability for the fair value of a conditional asset retirement obligation when incurred if the liability's fair value can be reasonably estimated. FIN 47 also defines when an entity would have sufficient information to reasonably estimate the fair value of an asset
                                      F-13

                NAVIDEC FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2006 and 2005

retirement obligation. The provision is effective no later than the end of fiscal years ending after December 15, 2005. The Company will adopt FIN 47 beginning the first quarter of fiscal year 2006 and does not believe the adoption will have a material impact on its consolidated financial position or results of operations or cash flows.

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections" ("SFAS 154") which replaces Accounting Principles Board Opinions No. 20 "Accounting Changes" and SFAS No. 3, "Reporting Accounting Changes in
Interim Financial Statements-An Amendment of APB Opinion No. 28." SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error.. SFAS 154 is effective for accounting changes and a correction of Company in the first quarter of 2006. The Company is currently evaluating the effect that the adoption of SFAS 154 will have on its results of operations and financial condition but does not expect it to have a material impact. In June 2005, the Emerging Issues Task Force, or EITF, reached a consensus on Issue 05-6, Determining the Amortization Period for Leasehold Improvements, which requires that leasehold improvements acquired in a business combination purchased subsequent to the inception of a lease be amortized over the lesser of the useful life of the assets or a term that includes renewals that are reasonably assured at the date of the business combination or purchase. EITF 05-6 is effective for periods beginning after July 1, 2005. We do not expect the provisions of this consensus to have a material impact on the financial position, results of operations or cash flows.

In February 2006, the FASB issued SFAS 155, Accounting for Certain Hybrid Financial Instruments, which amends SFAS 133, Accounting for Derivative Instruments and Hedging Activities, and SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a replacement of FASB Statement No. 125. SFAS 155 will be effective for the Company for all financial instruments issued or acquired after the beginning its fiscal year ending December 31, 2006. The Company not yet evaluated and determined the likely effect of SFAS 155 on future financial statements.

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109, (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return that results in a tax benefit. Additionally, FIN 48 provides guidance on de-recognition, income statement classification of interest and penalties, accounting in interim periods, disclosure, and transition. This interpretation is effective for the Company for its fiscal year ending December 31, 2007. The Company has not yet evaluated the effect that the application of FIN 48 may have, if any, on its future results of operations and financial condition.
                                      F-14

                NAVIDEC FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2006 and 2005

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements". This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements. The Company is currently assessing the impact the adoption of SFAS No. 157 will have on its financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin (SAB) No. 108 in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements. In SAB 108, the SEC staff established an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the Company's financial statements and the related financial statement disclosures. SAB No. 108 is effective for the Company for its current fiscal year. The adoption of SAB No. 108 did not have an impact on the Company's financial statements.

On February 15, 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115." This standard permits an entity to measure many financial instruments and certain other items at estimated fair value. Most of the provisions of SFAS No. 115 ("Accounting for Certain Investments in Debt and Equity Securities) applies to all entities that own trading and available-for-sale securities. The fair value option created by SFAS No. 159 permits an entity to measure eligible items at fair value as of specified election dates. Among others, eligible items exclude (1) financial instruments classified (partially or in total) as permanent or temporary stockholders' equity (such as a convertible debt security with a non-contingent beneficial conversion feature) and (2) investments in subsidiaries and interests in variable interests that must be consolidated. A for-profit business entity will be required to report unrealized gains and losses on items for which the fair value option has been elected in its statements of operations at each subsequent reposting date. The fair value option (a) may generally be applied instrument by instruments, (b) is irrevocable unless a new elections date occurs, and (c) must be applied to the entire instrument and not to only a portion of the instrument. SFAS No. 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. The Company has not yet evaluated the effect that the application of SFAS No. 159, may have, if any, on its future results of operations and financial condition.

NOTE 3 - INVESTMENT IN BPZ

Significant estimates were made with respect to the valuation of certain of our investments in BPZ common stock and BPZ common stock purchase warrants that we have been granted. Upon consummation of the merger transaction between Old Navidec and BPZ, BPZ issued 604,246 shares of its common stock to NFS. These shares were issued in consideration of NFS's assumption of all of the pre-merger business assets and liabilities of Old Navidec. These shares qualify as "marketable securities" as that term is defined by SFAS 115 (and as

                NAVIDEC FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2006 and 2005


further defined in Footnote 2 to that Statement). Under this definition, if the equity security is restricted for sale by a governmental or other contractual requirement, but the holder of the security has the power to cause such requirement of restriction to be met in a manner that the security would reasonably be expected to qualify for sale within one year, the security is not considered restricted for the purposes of SFAS 115. As such, we are required to record our investment in these securities at their fair value.

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

At the end of the year of 2006, the closing market price was $4.10 per share and as of December 31, 2005 the closing market price per share was $4.25. The Company's "investments in BPZ" is valued at approximately $5,587,000 on December 31, 2006.

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

Under the terms of the merger agreement, cash proceeds from the exercise of certain legacy stock options in Old Navidec (now BPZ) are payable to NFS as additional contributed capital. For the year ended December 31, 2006 approximately $963,000 was credited to NFS equity accounts from the exercise of such options.

NOTE 4 - CAPITAL LEASES OBLIGATIONS

NFS acquired no property under capital lease arrangements in 2006 or 2006.

                NAVIDEC FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2006 and 2005

NOTE 5 - SUBSIDIARIES

The accompanying consolidated financial statements include the accounts of NFS and its subsidiaries, Northsight Mortgage Group, LLC, and Navidec Mortgage Holdings, Inc. All significant inter-company balances and transactions have been eliminated in consolidation. In April 2005, NFS acquired Aegis Business Group, Inc. ("Aegis"), a technology company that develops and markets security solutions related to identity and computer access management. In December 2005, Aegis was sold to two individuals, one of whom is an officer of NFS and one of who was at the time, a director of NFS. As a result of this sale, effective December 13, 2005 we discontinued all operations within the technology division. As of that date the operations of Aegis USA, Inc. are no longer consolidated into the financials of Navidec Financial Services, Inc.

We are organized into two divisions: business development and mortgage services. In 2005 annual revenues for the business development and mortgage services businesses were approximately $1,835,000. In 2005 we also operated a technology division. 2005 revenues for this division were approximately $588,000. In April 2005, NFS acquired Aegis Business Group, Inc. ("Aegis"), a technology company that develops and markets security solutions related to identity and computer access management. In December 2005, Aegis was sold to two individuals, one of who is an officer of NFS and one of whom was at the time, a director of NFS. As a result of this sale, effective December 2005 we discontinued all operations within the technology division. For the year ended December 31, 2005, we incurred a net loss of approximately $1,377,000.

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

The mortgage services division is focused on the Phoenix, and Scottsdale Arizona markets and is primarily engaged in the business of marketing, originating, and brokering residential mortgages secured by real estate.

NOTE 6 EQUITY TRANSACTIONS

Prior to the merger transaction, NFS had 2,000,000 shares of common stock issued and outstanding. The date of the merger transaction these were forward split and increased to 5,177,748 shares as NFS was contractually obligated to issue 5,177,748 shares on a pro rata basis to the Old Navidec shareholders of record on September 9, 2004.
                                      F-17

                NAVIDEC FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2006 and 2005

In 2004 the Company granted 1,200,000 shares of the Company's common stock to certain executive officers of the Company as compensation. Executive employment agreements provide for the grant of fully vested options to purchase 1,200,000 shares of the common stock of the Company at an exercise price of $0.05 per share.

In January 2005 a consultant to the Company exercised options to purchase 250,000 shares of NFS common stock for cash proceeds of $12,500 On April 1, 2005, the Company commenced a private offering to accredited investors under Regulation D of the Securities Act of 1933, as amended. The offering consists of units comprised of one share of NFS common stock, par value $.001 per share, one Class A warrant and one Class B warrant for an offering price of $1.00 per unit. The Class A warrant entitles the holder to purchase one share of NFS common stock for each warrant held at a purchase price of $2.00 per share and the Class B warrant entitles the holder to purchase one share of NFS common stock for each warrant held at a purchase price of $4.00 per share. The minimum for the offering was $500,000 or 500,000 units and the maximum was $2 million or 2 million units. In August 2005, the Company closed the offering on 1,332,500 units.

STOCK OPTIONS AND WARRANTS

Executive employment agreements provide for the grant of fully vested options to purchase 1,200,000 shares of the common stock of the Company at an exercise price of $0.05. The options have 8.75 years remaining contractual lives at December 31, 2006.

On July 6, 2005, we entered into a loan agreement with The Elevation Fund, LLC whereby The Elevation Fund, LLC loaned to NFS an aggregate amount of $312,000 for a period of 90 days following the closing date at an interest rate equal to the highest prime rate per annum published in the Money Rate Table of the Western Edition of The Wall Street Journal plus four percent (4%), compounded annually. In consideration for the loan, NFS issued a common stock purchase warrant representing the right to purchase 100,000 shares of NFS common stock at a purchase price of $1.00 per share for a period of time expiring on July 6, 2010. The exercise price and number of shares is subject to adjustment under certain circumstances. NFS has agreed to register the resell of the common stock underlying the warrant on any registration statement filed by the Company. The Company also entered into a security agreement with The Elevation Fund, LLC providing a security interest in 150,000 shares of BPZ common stock held by NFS to secure its performance under the loan agreement.

During the years ended December 31, 2005, and December 31, 2004, an aggregate of 5,540,000 of options and/or warrants to purchase shares of the Company's common stock were issued. Such options and/or warrants are exercisable at prices ranging from $.05 to $4.00 per share, is fully vested, and expire at various times through August 2010.

During the year ended December 31, 2005 certain option holder's exercised options to purchase 250,000 shares of the Company's common stock for an amount of $12,500.
                                      F-18

                NAVIDEC FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2006 and 2005

During the year ended December 31, 2006 an aggregate of 2,965,510 options to purchase common stock of the company were granted to executive officers and directors of the Company. The options are fully vested, exercisable at a price of $1.25 per share and expire in 2016. No options or warrants were exercised during the year ended December 31, 2006.

A summary of option and warrant activity for 2006 and 2005 is as follows:


                                                    Weighted-                                  Weighted-
                                   Number of         Average            Options/                Average
                                    Options/         Exercise           Warrants               Exercise
                                     Warants          Price           Exercisable                Price
                                  -------------    -------------    -----------------    ----------------------
       Outstanding,
           December 31, 2003                --               --                   --                        --
           Granted in 2004           1,200,000             0.05            1,200,000                      0.05

       Outstanding,               -------------    -------------    -----------------    ----------------------
           December 31, 2004         1,200,000             0.05            1,200,000                      0.05
                                  -------------    -------------    -----------------    ----------------------
           Granted  in 2005          4,315,000             2.26            4,315,000                      2.26
           Terminated in 2005         (250,000)            0.05             (250,000)                     0.05
           Exercised                  (250,000)            0.05             (250,000)                     0.05
                                  -------------    -------------    -----------------    ----------------------
       Outstanding,
           December 31, 2005         5,015,000             1.82            5,015,000                      1.82
                                  -------------    -------------    -----------------    ----------------------
           Granted in 2006           2,965,510             1.25            2,965,510                      1.25

                                  -------------    -------------    -----------------    ----------------------
       Outstanding,
           December 31, 2006         7,971,510             1.61            7,971,510                      1.61
                                  =============    =============    =================    ======================



At December 31, 2006, the range of prices for shares under options and warrants and the weighted-average remaining contractual life is as follows:


                         Warrants Outstanding                                        Warrants Exercisable
        --------------------------------------------------------    -------------------------------------------------------
                                                                        Weighted-
                                                     Weighted-           Average                                 Weighted-
     Range of Option/Warrant                          Average           Remaining             Number              Average
     Exercise Price              Number of            Exercise         Contractual              Of                Exercise
                                  Warrants             Price              Life               Warrants              Price
     ----------------------- ------------------     ------------      -------------      ----------------       -----------
      $ 0.05                          1,200,000          $ 0.05            7.75                  1,200,000          $ 0.05
        1.00                          1,150,000            1.00            3.50                  1,150,000            1.00
        1.25                          2,965,510            1.00            9.50                  2,965,510            1.00
        2.00                          1,332,500            2.00            1.17                  1,332,500            2.00
        4.00                          1,332,500            4.00            1.17                  1,332,500            4.00
                                ---------------                                            ---------------
                                      7,917,510                                                  7,971,510
                                ===============                                            ===============

                NAVIDEC FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2006 and 2005

NOTE 7 - EMPLOYMENT AGREEMENTS, TERMINATION OF EMPLOYMENT, AND CHANGE-IN-CONTROL ARRANGEMENTS

The Company entered an Amended and Restated Employment Agreement with John R. McKowen, as Chief Executive Officer ("CEO") and Chairman of the Board, effective June 15, 2005 which amends and restates in its entirety the Employment Agreement dated as of September 21, 2004 between Mr. McKowen and the Company. The term of that agreement is for two years and renews automatically for successive additional one-year periods provided that neither the CEO nor the Company provide the other with notice of intent not to renew the agreement at least thirty (30) days before the anniversary date of the agreement. The CEO's current annual salary under the agreement is $150,000 and his salary is to be reviewed not less than monthly. The agreement also provides that the CEO may be paid an annual bonus at the discretion of the NFS board of directors.

The agreement further provides for the grant of a fully vested option to purchase one million shares of the Company's common stock at an exercise price of $.05 per share. In the event that CEO's employment were to be terminated without "Cause" by the Company, as defined in the agreement, then the Company must pay the CEO severance payments (the "Severance Payments"). The Severance Payments will be an amount equal to six months of the CEO's highest base salary in effect during the prior twelve months (either in a lump sum or in monthly increments depending on the Company's financial status, plus a pro rata amount of any annual bonus paid for the most recently completed fiscal year. In addition, upon termination of the CEO, the Company will provide the continuation of all of benefits that the CEO is entitled to under Company plans, as defined in the agreement, for one year and the immediate vesting of the CEO's non-vested options for shares of the Company's capital stock. If the CEO's employment were terminated without "Cause", including termination due to a change in control, the CEO would receive $75,000. The CEO is eligible to participate in the Company's Management Incentive Plan.

The Company entered into an Amended and Restated Employment Agreement with Robert D. Grizzle, as its Chief Operating Officer ("COO), Chief Financial Officer and President, effective June 15, 2005 which amends and restates in its entirety that Employment Agreement dated as of September 21, 2004, between Mr. Grizzle and the Company. The term of that agreement is for two years and renews automatically for successive additional one-year periods provided that neither the COO nor the Company provide the other with notice of their intent not to renew the agreement at least 30 days before the anniversary date of the agreement. The COO's current annual salary under the agreement is $112,500 and his salary to be reviewed no less than monthly. The agreement also provides that the COO may be paid an annual bonus at the discretion of the NFS board of directors. The agreement further provides for the grant of a fully vested option to purchase 200,000 shares of the Company's common stock at an exercise price of $.05 per share. In the event that COO's employment were to be terminated without "Cause" by the Company, as defined in the agreement, then the Company must pay the COO severance payments (the "Severance Payments").

                NAVIDEC FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2006 and 2005

The Severance Payments will be an amount equal to six months of the COO's highest base salary in effect during the prior twelve months (either in lump sum or in monthly increments depending on the Company's financial status), plus a pro rata amount of any annual bonus paid for the most recently completed fiscal year. In addition, upon termination of the COO, the Company will provide the continuation of all of benefits that the COO is entitled to under Company plans, as defined in the agreement, for one year and the immediate vesting of all of the COO's non-vested options for shares of the Company's capital stock. If the COO's employment were terminated without "Cause", including termination due to a change in control, the COO would receive $56,250. The COO is also eligible to participate in the Company's Incentive Plan.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

OPERATING LEASES

NFS entered into an operating lease for office facilities at 8310 South Valley Highway, 3rd Floor, Englewood Colorado which expires in June 2007. The obligation for the year of 2007 is approximately $22,000. Northsight Mortgage Group has a lease for office space at 8520 E. Shea, #111, Scottsdale, AZ with an obligation of $80,366 per year for fiscal years 2007, 2008, and 2009.

DEFINED CONTRIBUTION PLAN

NFS has a 401(k) profit sharing plan (the "Plan"). Subject to limitations, eligible employees may make voluntary contributions to the Plan. The Company may, at its discretion, make additional contributions to the Plan. The Company did not contribute during the year ended December 31, 2006.

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

                NAVIDEC FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2006 and 2005

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

NOTE 9 - SEGMENT REPORTING

In 2006 the Company operated in two different segments, Business Development, and Mortgage Services. In 2005 the Company operated in three different segments, Business Development, Mortgage Services and Technology. Management has chosen to organize the Company around these segments based on differences in products and services. Segment operations are measured consistent with the accounting policies used in these consolidated financial statements.

                NAVIDEC FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2006 and 2005

The following provides information on the Company's operating segments (in thousands):

                             For the year ended December 31, 2006
                             ------------------------------------
                                 Development        Mortgage
                             ------------------------------------
Revenue from customers            $    --           $ 1,508

Profit (Loss) from operations         (440)             (45)

Identifiable assets                  6,403              153


                                      For the year ended December 31, 2005
                                 ----------------------------------------------
                                 Technology(a)     Development        Mortgage
                                 ----------------------------------------------

Revenue from customers                $ 588          $    142          $ 1,682

Profit (Loss) from operations          (741)           (1,641)             146

Identifiable assets                      --             6,323              245

(a)      See Note 10



NOTE 10 - DISCONTINUED OPERATIONS

On April 7, 2005, we entered into a Stock Purchase Agreement with Aegis Business Group, Inc., a Colorado corporation ("AegisUSA"), in which we were entitled to receive three million (3,000,000) shares of AegisUSA common stock and two million (2,000,000) shares of AegisUSA Series B Convertible Preferred Stock in exchange for a purchase price of $625,000, to be paid over a period of ninety days, and by agreeing to exchange shares of our common stock for all of the issued and outstanding shares of the AegisUSA Series A Preferred Stock. The negotiated purchase price was based on the pro forma financial information, business plan and the anticipated capital funding requirements of AegisUSA.

On December 13, 2005 Aegis was sold to two individuals, one of whom is an officer of NFS and one of whom was at the time, a director of NFS. The terms of the sale provided for a $100,000 cash payment to NFS at the closing of the sale and a $528,000 note due and payable to NFS on December 31, 2006. The note caries an 8% interest rate and is secured by 2,000,000 common shares and 3,000,000 preferred shares of Aegis. 288,862 shares of NFS common stock held by the purchasers are also pledged as collateral against the note. In addition, the note carries a price escalation of approximately $33,334 per month for each month that the note remains unpaid after January 31, 2006,
                                      F-23

                NAVIDEC FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2006 and 2005

until such time that a cumulative escalation of $400,000 is reached. No interest is accrued on the escalation amounts unless and until the note is in default at which point the cumulative escalation amount also carries an interest charge at 8% per annum. Further, the terms of the sale also called for the cancellation of all common stock exchange rights that initially had been given by NFS to the holders of all of the issued and outstanding shares of AegisUSA Series A Preferred Stock at the time of the original purchase of Aegis by NFS. Also, as a condition to closing, the terms of the sales required reimbursement by Aegis to NFS of approximately $51,000 in expenses paid by NFS on behalf of Aegis.

For the period ended December 31, 2006, NFS realized a gain on the sale of Aegis of $400,000. For the period ended December 31, 2005, NFS realized a gain on the sale of Aegis of approximately $744,000. As of January 16, 2007, the note was in default due to non-payment. In accordance with the terms of the note, NFS took possession of all items pledged as collateral in support of the note and the Company filed a Demand for Arbitration with the Judicial Arbiter Group in Denver, Colorado. A date for such arbitration has not been set. As of December 31, 2006, the Company recorded an allowance for bad debt in this regard of approximately $81,000.

In August 2003, Navidec Technology Corporation was formed as a wholly-owned subsidiary of Old Navidec and in October 2003, changed its name to SwiftSure, Inc. Pursuant to the terms of the merger transaction with BPZ, Swiftsure became a wholly-owned subsidiary of NFS, but it does not currently transact any business or have any assets or liabilities.

NOTE 11- SUBSEQUENT EVENTS

On December 13, 2005, Aegis was sold to two individuals, one of whom is an officer of NFS and one of whom was at the time, a director of NFS. The terms of the sale provided for a $100,000 cash payment to NFS at the closing of the sale and a $528,000 note due and payable to NFS on December 31, 2006. The note caries an 8% interest rate and is secured by 2,000,000 common shares and 3,000,000 preferred shares of Aegis. 288,862 shares of NFS common stock held by the purchasers are also pledged as collateral against the note. In addition, the note carries a price escalation of approximately $33,334 per month for each month that the note remains unpaid after January 31, 2006, until such time that a cumulative escalation of $400,000 is reached. No interest is accrued on the escalation amounts unless and until the note is in default at which point the cumulative escalation amount also carries an interest charge at 8% per annum. Further, the terms of the sale also called for the cancellation of all common stock exchange rights that initially had been given by NFS to the holders of all of the issued and outstanding shares of AegisUSA Series A Preferred Stock at the time of the original purchase of Aegis by NFS.

                NAVIDEC FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2006 and 2005

Also, as a condition to closing, the terms of the sales required reimbursement by Aegis to NFS of approximately$51,000 in expenses paid by NFS on behalf of Aegis. At December 31, 2006 no payments due under the note had been made. As such Effective January 16, 2007 the note is in default for non-payment Pursuant to the terms of the note on or about January 22, 2007 the company demanded and received all Aegis and NFS stock pledged under the agreement, however, such stock was not registered in the name of NFS. Between approximately February 1, 2007 and April 6, 2007, the parties attempted to negotiate a settlement and pay-off of the debt. On April 9, 2007 under the terms of note the Company filed a Demand for Arbitration with the Judicial Arbiter Group in Denver, Colorado.

As of December 31, 2006, the Company recorded an allowance for bad debt in this regard of approximately $81,000. On May 3, 2007, the Company reached a settlement agreement with Mr. Grizzle and Mr. Armijo whereby Mr. Armijo paid the Company $300,000 in cash and surrendered to the Company 68,862 shares of the Company's common stock and 100,000 of his fully vested options to purchase the Company's common stock at $0.28 per share. This surrender represents 100 percent of Mr. Armijo's ownership in the Company's common stock and 100 percent of Mr. Armijo's options to purchase the common stock of the Company. Based upon an agreed upon value of $150,000 which relates to approximately $1.055 per share which approximates the most recent private placement sales price per share of the companies common stock, Mr. Grizzle executed a note payable to the Company for $450,000, due on the earlier of one year from the date that the common stock of the Company is publicly traded and his shares are registered for resale under an effective registration statement filed by the Company or December 31, 2009. The note caries an 8% interest rate and is secured by 1,000,000 Aegis common shares, 1,500,000 Aegis preferred shares, 220,000 shares of the Company's common stock and 200,000 options to purchase shares of the Company's common stock at $0.05 per share held by Mr. Grizzle.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       NAVIDEC FINANCIAL SERVICES, INC.


Date:  May 1, 2007                     By:/s/John R. McKowen
                                          -----------------------------------
                                          John R. McKowen, CEO and Chairman


Date:  May 1, 2007                     By:/s/Robert D. Grizzle
                                          -----------------------------------
                                          Robert D. Grizzle, President, COO, CFO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date:  May 1, 2007                     By:/s/John R. McKowen
                                          -----------------------------------
                                          John R. McKowen, Director

Date:  May 1, 2007                     By:/s/Howard L. Farkas
                                          -----------------------------------
                                          Howard L. Farkas, Director