Form 10QSB
period 2007-03-31
Navidec Financial Services, Inc.
filed 2007-05-15
CIK 1302946

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[x] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                                   For the quarterly period ended March 31, 2007

[ ]  Transition  Report  Pursuant to Section 13 or 15(d) of the  Exchange Act of
1934

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]         No [_]


Indicate by check mark whether the  registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act). Yes [_]        No [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

As of May 10, 2007, there were 7,983,445 shares of issuer's sole class of common shares outstanding.

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



                NAVIDEC FINANCIAL SERVICES, INC. AND SUBSIDARIES.

                                      INDEX

                                                                               Page Number
                                                                               -----------

PART I.           FINANCIAL INFORMATION
       Item 1.    Financial Statements

                  Condensed Consolidated Balance Sheet as of
                     March 31, 2007                                                F-1

                  Condensed Consolidated Statements of Operations for
                     the Three Months ended March 31, 2007 and 2006                F-2

                  Condensed Consolidated Statements of Cash Flows for
                     the Three Months ended March 31, 2007 and 2006                F-3

                  Notes to the Condensed Consolidated Financial Statements         F-4


       Item 2.    Management's Discussion and Analysis of Financial                  1
                  Condition and Results of Operations

       Item 3.    Controls and Procedures

     Item 3(A)T.  Controls and Procedures

PART II.          OTHER INFORMATION

      Item 1.  Legal Proceedings                                                     3

     Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds            3


     Item 3.  Defaults Upon Senior Securities - Not Applicable                       3

     Item 4.  Submission of Matters to a Vote of Security Holders
                  - Not Applicable                                                   3

     Item 5.  Other Information - Not Applicable                                     3

     Item 6.  Exhibits                                                               3

SIGNATURES                                                                           4

PART I.  FINANCIAL INFORMATION


Item 1.     Financial Statements.


                              Navidec Financial Services, Inc. And Subsidiaries
                                         Consolidated Balance Sheets
                                               (In thousands)

                                                                       March 31, 2007      December 31, 2006
                                                                         (Unaudited)            (Audited)
ASSETS
       CURRENT ASSETS:
             Cash and cash equivalents                                  $     553           $    179
             Marketable securities                                              3                  3
             Accounts receivable, net                                          13                 50
             Prepaid expenses                                                  52                 42
                                                                       ----------------    -------------------
                     Total current assets                                     620                274
                                                                       ----------------    -------------------

       PROPERTY, EQUIPMENT, AND SOFTWARE, net                                  29                 25

       OTHER ASSETS:
             Notes receivable                                                 900                900
             Investments in  BPZ                                            5,737              5,587
             Other assets                                                      38                 75
             Goodwill                                                         190                190
                                                                       ----------------    -------------------
              Total other assets                                            6,865              6,752
                                                                       ----------------    -------------------
TOTAL ASSETS                                                           $    7,514          $   7,051
                                                                       ================    ===================

LIABILITIES AND STOCKHOLDERS' EQUITY
       CURRENT LIABILITIES:
             Accounts payable                                                  33                 78
                                                                       ----------------    -------------------
                     Total current liabilities                                 33                 78
                                                                       ----------------    -------------------

       MINORITY INTEREST                                                       50                 43

   COMMITMENTS & CONTINGENCIES (Note 5)

       STOCKHOLDERS' EQUITY:
             Common stock, $0.001 par value, 100,000,000 shares
             authorized,                                                        8                  8
             7,983,445 and 7,950,048 voting shares outstanding,
             at March 31, 2007
              and December 31, 2006, respectively
             Additional paid in capital                                     9,377              9,413
             Unrealized Gain on Securities                                  1,995              1,483
             Accumulated Deficit                                           (3,950)            (3,973)

                                                                       ----------------    -------------------
       Total stockholders' equity                                           7,430              6,931
                                                                       ----------------    -------------------

                                                                       ----------------    -------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             $    7,514          $   7,051
                                                                       ================    ===================

 The accompanying notes to consolidated financial statements are an integral part of these statements.


                    Navidec Financial Services, Inc. and Subsidiaries
                      Condensed Consolidated Statement of Operations
                                       (UNAUDITED)

                                 (In Thousands)

                           For the Three Months Ended
                                                                  March 31,
                                                       2007                     2006
                                                       ----                     ----
REVENUE                                                   $  224                   $   323

COST OF REVENUE                                                -                         -
                                                   --------------          ----------------

GROSS PROFIT                                                 224                       323
                                                   --------------          ----------------
OPERATING EXPENSES:

     General and administrative                              392                       537

     Depreciation and amortization                             2                         2
                                                   --------------          ----------------

        Total operating expenses                             394                       539
                                                   --------------          ----------------


LOSS FROM OPERATIONS                                       (171)                     (216)
                                                   --------------          ----------------
OTHER INCOME (EXPENSE):

     Gain on sale of BPZ shares                              199                       166
     Interest income(expense)                                                           17
                                                   --------------          ----------------

Total other income (expense)                                 201                       182
                                                   --------------          ----------------

NET INCOME FROM  OPERATIONS                                   31                       182
                                                   --------------          ----------------

NET INCOME (LOSS) BEFORE MINORITY INTEREST                    31                      (34)
     Minority Interest in Consolidated
       Subsidiary                                            (8)                         5
                                                   --------------          ----------------

NET INCOME (LOSS)                                         $   23                  $   (29)
                                                   ==============          ================
NET INCOME (LOSS) PER SHARE:
     Basic                                          $    *                 $     (0.01)
     Diluted                                        $    *                 $     (0.01)
WEIGHTED AVERAGE SHARES OUTSTANDING:

     Basic                                                 7,983                     7,950
     Diluted                                                                         7,950

* Less than $0.01 income per share

The accompanying notes to consolidated financial statements are an integral part of these statements.



                         Navidec Financial Services, Inc. And Subsidiaries
                          Condensed Consolidated Statement of Cash Flows
                                           (In Thousands)
                                            (Unaudited)

                                                                                      For the Three Months Ended
                                                                                               March 31,

                                                                                          2007             2006
                                                                                          ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                                               $    23             $ (29)
     Adjustments to reconcile net loss to net cash
        Used in operating activities:
        Depreciation and amortization                                                      2                 2
        Loss (Gain) on investments                                                       (199)             (166)
        Minority interest in consolidated subsidiary                                       8                 5
     Changes in operating assets and liabilities:
        Decrease (increase) in Accounts receivable                                         37              (14)
        Increase in Prepaid expenses and other assets                                     (10)             (64)
        Decrease in Accounts payable                                                      (44)             (57)
        Decrease in Accrued liabilities                                                    -               (84)
        Decrease in Notes receivable                                                       -               (111)
        Other                                                                             (4)               40
                                                                                     ---------------     ----------
     Net cash used in operating activities:                                              (188)             (478)
                                                                                     ---------------     ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
        Proceeds from sale of equity investments                                          199               773
                                                                                     --------------- --- ----------
     Net cash provided by investing activities                                            199               773
                                                                                     --------------- --- ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
        Payments on notes payable and capital lease obligations                            -               (300)
        Post-merger proceeds from exercise of BPZ Options                                 362               289
                                                                                     ---------------     ----------
     Net cash (used in) provided by financing activities                                  362              (11)
                                                                                     ---------------     ----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                                 373               274

CASH AND CASH EQUIVALENTS, beginning of period                                            179               398

                                                                                     ---------------     ----------
CASH AND CASH EQUIVALENTS, end of period                                             $    553            $  672
                                                                                     ===============     ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
        Cash paid for interest                                                       $      -            $    -
                                                                                     ================    ==========
        Cash paid for taxes                                                          $      -            $   13
                                                                                     ================    ==========


 The accompanying notes to consolidated financial statements are an integral part of these statements.

                NAVIDEC FINANCIAL SERVICES, INC. AND SUBSIDIARIES
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    For the Three Months Ended March 31, 2007
                                   (Unaudited)


NOTE 1 - ORGANIZATION

GENERAL OVERVIEW
Navidec Financial Services, Inc. (the Company or NFS) was originally incorporated as Navidec Capital, Inc. by John McKowen and Navidec, Inc. ("Old Navidec") as founders in the State of Colorado in December 2002. In October 2003, the Company was renamed Navidec Financial Services, Inc. As a part of a Merger Agreement ("Merger Agreement"), dated July 8, 2004, between BPZ Energy, Inc. ("BPZ") and Old Navidec, the wholly-owned subsidiary of Old Navidec, NFS, was spun-off as a dividend, pro rata, to the shareholders of Old Navidec. The Merger Agreement provided, among other things, for the transfer of all of the business assets and liabilities of Old Navidec and its subsidiaries to NFS and for the spin-off of NFS to the shareholders of Old Navidec pro rata as of September 9, 2004, the record date for the share distribution.

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

AegisUSA failed to achieve the milestones and objectives provided by AegisUSA in the pro formas presented to the Company. As a result, the Company declined to provide further capital investment in AegisUSA.

In the fall of 2005 Robert Grizzle, the current President and Chief Operating Officer (COO) of the Company and Ralph Armijo, a director of the Company, asked the Company to sell the equity acquired in AegisUSA so that they could continue with the business development of AegisUSA. On December 13, 2005, the equity in AegisUSA owned by the Company was sold to Ralph Armijo and Robert Grizzle.

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

For the year ended December 31, 2005, NFS realized a gain on the sale of Aegis of approximately $744,000. As of December 31, 2006, NFS had accrued an additional, approximately $442,000 in price escalation and interest charges on the sale of Aegis. At December 31, 2006, no payments due under the note had been made. Effective January 16, 2007, the note is in default for non-payment. Pursuant to the terms of the note and sale agreement, on or about January 22, 2007, the Company demanded and received all Aegis and NFS stock pledged under the agreement, however, such stock has not been registered in the name of NFS. Between February 1, 2007 and April 6, 2007, the parties attempted to negotiate a settlement and pay-off of the debt. On April 9, 2007, under the terms of note, the Company filed a Demand for Arbitration with the Judicial Arbiter Group in Denver, Colorado. A date for such arbitration has not been set.

As of March 31, 2007, the Company had recorded an allowance for bad debt in this regard of approximately $81,000. On May 3, 2007, the Company reached a settlement agreement with Mr. Grizzle and Mr. Armijo whereby Mr. Armijo paid the Company $300,000 in cash and surrendered to the Company 68,862 shares of the Company's common stock and 100,000 of his fully vested options to purchase the Company's common stock at $0.28 per share. This surrender represents 100% of Mr. Armijo's ownership in the Company's common stock and 100% Mr. Armijo's options to purchase the common stock of the Company. Based upon an agreed upon value of $150,000 which relates to approximately $1.055 per share, which approximates the price per share of the Company's most recent private placement sales price per share of the Company's common stock, Mr. Grizzle executed a note payable to the Company for $450,000, due on the earlier of one year from the date that the common stock of the Company is publicly traded and his shares are registered for resale under an effective registration statement filed by the Company or December 31, 2009. The note caries an 8% interest rate and is secured by 1,000,000 Aegis common shares, 1,500,000 Aegis preferred shares, 220,000 shares of the Company's common stock and 200,000 options to purchase shares of the Company's common stock at $0.05 per share held by Mr. Grizzle.

NOTE 2 - BASIS OF PRESENTATION AND MANAGEMENT OPINION

The unaudited condensed consolidated financial statements and related notes for the first quarter of 2007 presented herein have been prepared by the management of NFS and its subsidiaries pursuant to the rules and regulations of the
Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. Operating results for the three month ended March 31, 2007 are not necessarily indicative of the results that may be expected for the full year. It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the December 31, 2006 audited consolidated financial statements.

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

NFS performs ongoing evaluations of its clients' financial condition and generally does not require collateral, except for billings in advance of work performed. Management reviews accounts receivable periodically and reduces the carrying amount by a valuation allowance that reflects management's best estimate of amounts that may not be collectible. Allowances, if any, for uncollectible accounts receivable are determined based upon information available and historical experience. There was no allowance with respect to clients' accounts receivable at March 31, 2007.

No sales to unaffiliated customers represented 10% or more of the Company's revenue for the three months ended March 31, 2007.

INVESTMENTS

Investments in publicly traded equity securities over which NFS does not exercise significant influence are recorded at market value in accordance with Financial Accounting Standard (FAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities", which requires that all applicable investments be classified as trading securities, available for sale securities or held-to-maturity securities. The Company has investments treated as available-for-sale securities that are restricted from sale in the open market under Rule 144 of the Securities Act of 1933 and have limited trading volume.

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


NOTE 3 - INVESTMENT IN BPZ

Significant estimates were made with respect to the valuation of certain of our investments in BPZ common stock and BPZ common stock purchase warrants that we have been granted. Upon consummation of the merger transaction between Old Navidec and BPZ, BPZ issued 604,246 shares of its common stock to NFS. These shares were issued in consideration of NFS's assumption of all of the pre-merger business assets and liabilities of Old Navidec. These shares qualify as "marketable securities" as that term is defined by Statement of Financial

Accounting Standard Number (SFAS) 115 "Accounting for Certain Investments in Debt and Equity Securities." (and as further defined in Footnote 2 to that Statement). Under this definition, if the equity security is restricted for sale by a governmental or other contractual requirement, but the holder of the security has the power to cause such requirement of restriction to be met in a manner that the security would reasonably be expected to qualify for sale within one year, the security is not considered restricted for the purposes of SFAS
115. As such, we are required to record our investment in these securities at their fair value.

Further, due to certain registration rights and contractual conditions related to the exercise of these warrants, we believe that they do not qualify as derivative securities as the term is defined under SFAS 133, "Accounting for Derivative Instruments and Hedging Activities" and as such should be recorded at their fair value as stipulated under the guidance of SFAS 115 (see paragraph above) and EITF 96-11 "Accounting for Forward Contracts and Purchased Options to Acquire Securities Covered by FASB Statement No. 115". To this end (using the Black-Scholes options pricing model), we have estimated the fair value of these warrants to be $4.91 per share as of March 31, 2007 Had we not treated these warrants as marketable securities they would have been recorded on our books at the lower of cost or basis, which in this case would be zero. The Company has accounted for the receipt of stock and warrants as a contribution of capital from BPZ.

At year end, December 31,2006, the closing market price was $4.10 per share and as of March 31, 2007, the closing market price per share was $6.00. The Company's "investments in BPZ" is valued at approximately $5,737,000 on March 31, 2007.

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

Under the terms of the merger agreement, cash proceeds from the exercise of certain legacy stock options in Old Navidec (now BPZ) are payable to NFS as additional contributed capital. For the three months ended March 31, 2007, approximately $362,000 was credited to NFS equity accounts from the exercise of such options.

NOTE 4 - SUBSIDIARIES

The accompanying condensed consolidated financial statements include the accounts of NFS and its subsidiaries, Northsight Mortgage Group, LLC, and Navidec Mortgage Holdings, Inc. All significant inter-company balances and transactions have been eliminated in consolidation. In April 2005, NFS acquired Aegis Business Group, Inc. ("Aegis"), a technology company that develops and markets security solutions related to identity and computer access management. In December 2005, Aegis was sold to two individuals, one of whom is an officer of NFS and one of who was at the time, a director of NFS. As a result of this sale, effective December 13, 2005 we discontinued all operations within the technology division. As of that date, the operations of Aegis USA, Inc. are no longer consolidated into the financial statements of the Company.

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

Northsight Mortgage Group has a lease for office space at 8520 E. Shea, #111, Scottsdale, Arizona with an obligation of $80,366 per year for fiscal years 2007, 2008, and 2009.

DEFINED CONTRIBUTION PLAN

NFS has a 401(k) profit sharing plan (the "Plan"). Subject to limitations, eligible employees may make voluntary contributions to the Plan. The Company may, at its discretion, make additional contributions to the Plan. The Company did not contribute during the three months ended March 31, 2007.

LITIGATION

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

The Agreement provides for among other things a complete mutual release between the Parties of any and all claims relating to the Action. The Agreement also provides that the expiration date that currently applies to the BPZ warrants held by NFS will be extended to a date that is one year following the effective date of the registration of the BPZ shares underlying the warrants. BPZ is obligate to use good faith and reasonably diligent efforts to obtain effective registration of such shares and will bear any related, direct and customary registration expense. On June 20, 2006, the Court dismissed the petition with prejudice and further issued a declaratory judgment and finding of fact that BPZ was not now nor had it ever been shareholder of NFS since September 9, 2004, the record date of the spin-off.

On April 4, 2006, NFS received notice that a default judgment had been entered in favor of NFS in Denver District Court, Colorado in a matter pending in that court between NFS, Larson International Limited, and Leslie Greyling. NFS had brought an action against Larson International Limited and Leslie Greyling (collectively "Larson") alleging among other things non-performance with regards to a business consulting agreement between Old Navidec and Larson. The court awarded NFS approximately $420,000 in cash and the court ordered that 100,000 shares of BPZ Energy common stock revert back to NFS. NFS had initially conveyed these shares to Larson as compensation under the business consulting agreement. NFS had been holding the shares pending completion of the services contemplated under the business consulting agreement.

In the normal course of business, the Company is subject to, and may become a party to, litigation regarding disputes with vendors and employment issues. Management believes there are no other matters currently in litigation, other than the SEC investigation described above that could have a material impact on the Company's financial position or results of operations.

NOTE 6 - STOCKHOLDERS EQUITY

During the period ended March 31, 2007, the Company, pursuant to the terms of the merger with BPZ in September 2004, issued 33,397 shares of its common stock to CEDE & CO. The shares were issued, as the result of a reconciliation with Depository Trust Company, where the Company found that that it had issued 33,397 fewer shares to CEDE & CO than it was required to under the terms of merger agreement with BPZ.

NOTE 7 - SUBSEQUENT EVENTS

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

In the fall of 2005, Robert Grizzle, the current President and COO of the Company and Ralph Armijo, a director of the Company, asked the Company to sell the equity acquired in AegisUSA so that they could continue with the business development of AegisUSA. On December 13, 2005, the equity in AegisUSA owned by the Company was sold to Ralph Armijo and Robert Grizzle. The terms and conditions of the sale were negotiated, considered and approved at arm's length by the Company's CEO, John McKowen, with the assistance of outside legal counsel to the Company. On December 13, 2005, Aegis was sold to Mr. Robert Grizzle and Mr. Ralph Armijo. The terms of the sale provided for a $100,000 cash payment to NFS at the closing of the sale and a $528,000 note due and payable to NFS on December 31, 2006 and the personal guarantees of the purchasers. The note caries an 8% interest rate and is secured by 2,000,000 common shares and 3,000,000 preferred shares of Aegis. The 288,862 shares of NFS common stock held by the purchasers were also pledged as collateral against the note. In addition, the note carries a price escalation of approximately $33,334 per month for each month that the note remains unpaid after January 31, 2006, until such time that a cumulative escalation of $400,000 is reached. No interest is accrued on the escalation amounts, unless and until, the note is in default at which point the cumulative escalation amount also carries an interest charge at 8% per annum. Further, the terms of the sale also called for the cancellation of all common stock exchange rights that initially had been given by NFS to the holders of all of the issued and outstanding shares of AegisUSA Series A Preferred Stock at the time of the original purchase of Aegis by NFS. As a result of this sale, effective December 2005, NFS discontinued all of its technology services operations.

For the year ended December 31, 2005, NFS realized a gain on the sale of Aegis of approximately $744,000. As of December 31, 2006, NFS had accrued an additional approximately $442,000 in price escalation and interest charges on the sale of Aegis. At December 31, 2006, no payments due under the note had been made. As such, effective January 16, 2007, the note is in default for non-payment. Pursuant to the terms of the note and sale agreement, on or about January 22, 2007, the Company demanded and received all Aegis and NFS stock pledged under the agreement, however, such stock has not been registered in the name of NFS. Between approximately February 1, 2007 and April 6, 2007, the parties attempted to negotiate a settlement and pay-off of the debt. On April 9, 2007, under the terms of note, the Company filed a Demand for Arbitration with the Judicial Arbiter Group in Denver, Colorado. A date for such arbitration has not been set.

On May 3, 2007, the Company reached a settlement agreement with Mr. Grizzle and Mr. Armijo whereby Mr. Armijo paid the Company $300,000 in cash and surrendered to the Company 68,862 shares of the Company's common stock and 100,000 shares of his fully vested options to purchase the Company's common stock at $0.28 per share. This surrender represents 100% of Mr. Armijo's ownership in the Company's common stock and 100% Mr. Armijo's options to purchase the common stock of the Company. Based upon an agreed upon value of $150,000 which relates to approximately $1.055 per share which approximates the most recent private placement sales price per share of the companies common stock, Mr. Grizzle executed a note payable to the Company for $450,000, due on the earlier of one year from the date that the common stock of the Company is publicly traded and his shares are registered for resale under an effective registration statement filed by the Company or December 31, 2009. The note caries an 8% interest rate and is secured by 1,000,000 Aegis common shares, 1,500,000 Aegis preferred shares, 220,000 shares of the Company's common stock and 200,000 options to purchase shares of the Company's common stock at $0.05 per share held by Mr. Grizzle.

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

NORTHSIGHT

On September 11, 2003, Old Navidec entered into a purchase agreement with Northsight Mortgage Group, LLC ("Northsight") and its sole member that provided for the transfer of 80% of the issued and outstanding membership units of Northsight to Old Navidec in exchange for the issuance of shares of Old Navidec common stock. Pursuant to the terms of the purchase agreement, 42,667 shares of Old Navidec common stock were issued to the sole member of Northsight and additional shares were placed in escrow. After the audit of Northsight's December 31, 2003 financial statements, an additional 42,667 shares of Old Navidec common stock were issued to the sole member of Northsight and an aggregate of 43,562 shares of Old Navidec common stock were issued to two employees of Northsight, pursuant to the terms of the purchase agreement in exchange for the transfer of any trade names, trademarks or trade dress related to Northsight. At that time, the balance of the shares subject to the escrow was adjusted pursuant to the purchase agreement to provide for a total of 197,056 shares that are to be released and issued to the two employees in equal annual installments over a three year period beginning on September 11, 2004 and ending on September 11, 2006. Following this adjustment the total acquisition cost for the 80% interest in Northsight was valued at $246,320. The 80% ownership interest in Northsight was transferred and assigned by Old Navidec to NFS pursuant to the terms of the merger transaction. In May of 2005, NFS established Navidec Mortgage Holdings, Inc. ("Mortgage Holdings"), a Colorado corporation and wholly-owned subsidiary of NFS, that is the holding company of the mortgage-related entities and assets of NFS.

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

In the fall of 2005, Robert Grizzle, the current President and COO of the Company, and Ralph Armijo, a director of the Company, asked the Company to sell the equity acquired in AegisUSA so that they could continue with the business development of AegisUSA. On December 13, 2005, the equity in AegisUSA owned by the Company was sold to Ralph Armijo and Robert Grizzle. The terms and conditions of the sale were negotiated, considered and approved at arm's length by the Company's CEO, John McKowen, with the assistance of outside legal counsel to the Company. On December 13, 2005, Aegis was sold to Mr. Robert Grizzle and Mr. Ralph Armijo. The terms of the sale provided for a $100,000 cash payment to NFS at the closing of the sale and a $528,000 note due and payable to NFS on December 31, 2006 and the personal guarantees of the purchasers. The note caries an 8% interest rate and is secured by 2,000,000 common shares and 3,000,000 preferred shares of Aegis. The 288,862 shares of NFS common stock held by the purchasers were also pledged as collateral against the note. In addition, the note carries a price escalation of approximately $33,334 per month for each month that the note remains unpaid after January 31, 2006, until such time that a cumulative escalation of $400,000 is reached. No interest is accrued on the escalation amounts, unless and until, the note is in default, at which point the cumulative escalation amount also carries an interest charge at 8% per annum. Further, the terms of the sale also called for the cancellation of all common stock exchange rights that initially had been given by NFS to the holders of all of the issued and outstanding shares of AegisUSA Series A Preferred Stock at the time of the original purchase of Aegis by NFS. As a result of this sale, effective December 2005, NFS discontinued all of its technology services operations.

For the year ended December 31, 2005, NFS realized a gain on the sale of Aegis of approximately $744,000. As of December 31, 2006, NFS had accrued an additional approximately $442,000 in price escalation and interest charges on the sale of Aegis. At December 31, 2006, no payments due under the note had been made. As such, effective January 16, 2007, the note is in default for non-payment. Pursuant to the terms of the note and sale agreement, on or about January 22, 2007, the Company demanded and received all Aegis and NFS stock pledged under the agreement, however, such stock has not been registered in the name of NFS. Between approximately February 1, 2007 and April 6, 2007, the parties attempted to negotiate a settlement and pay-off of the debt. On April 9, 2007, under the terms of note the Company filed a Demand for Arbitration with the Judicial Arbiter Group in Denver, Colorado. A date for such arbitration has not been set.

As of March 31, 2007, the Company had recorded an allowance for bad debt in this regard of approximately $81,000. On May 3, 2007, the Company reached a settlement agreement with Mr. Grizzle and Mr. Armijo whereby Mr. Armijo paid the Company $300,000 in cash and surrendered to the Company 68,862 shares of the Company's common stock and 100,000 shares of his fully vested options to purchase the Company's common stock at $0.28 per share. This surrender represents 100% of Mr. Armijo's ownership in the Company's common stock and 100% Mr. Armijo's options to purchase the common stock of the Company. Based upon an agreed upon value of $150,000, which relates to approximately $1.055 per share which approximates the most recent private placement sales price per share of the Company's common stock, Mr. Grizzle executed a note payable to the Company for $450,000, due on the earlier of one year from the date that the common stock of the Company is publicly traded and his shares are registered for resale under an effective registration statement filed by the Company or December 31, 2009. The note caries an 8% interest rate and is secured by 1,000,000 Aegis common shares, 1,500,000 Aegis preferred shares, 220,000 shares of the Company's common stock and 200,000 options to purchase shares of the Company's common stock at $0.05 per share held by Mr. Grizzle.

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

RESULTS OF OPERATIONS

The Company recognized revenues for the three months ended March 31, 2007 of approximately $224,000, compared to approximately $323,000 for the three month period ended March 31, 2006. The $99,000 decrease in revenue was primarily a result of a down-turn in the mortgage industry.

During the three months ended March 31, 2007, general and administrative expenses were $392,000, a $145,000. or 27% decrease from general and administrative expenses of $539,000, during the three months ended March 31, 2006. The decrease in general and administrative expenses were largely as result of management efforts to reduce and eliminate general and administrative costs.

Depreciation and amortization for the three months ended March 31, 2007 remained constant with approximately $2,000 being recorded for the three months ended March 31, 2007 and approximately $2,000 for the same period in 2006.

NFS recorded a loss from operations of approximately $171,000 for the three month period ended March 31, 2007. This compares to a loss from operations of approximately $216,000 for the three months ended March 31, 2006. The $45,000 decrease in losses from operations was a result of the decrease in revenue.

During the three months ended March 31, 2007, the Company sold shares of BPZ Energy; in connection with the sale the Company recognized a gain on the sale of approximately $199,000. Interest income for the three months ended March 31, 2007 and 2006 were $2,000 and $17,000, respectively.

During the three months ended March 31, 2007, the Company recognized a net income of $23,000 compared to a net loss of $129,000 during the three months ended March 31, 2006. Net income per share was nominal for the three months ended March 31, 2007 and net loss for the three months ended March 31, 2006 was $0.01 per share.

LIQUIDITY AND CAPITAL RESOURCES

From the Company's inception through March 31, 2007, NFS has funded its operations primarily from the following sources:

         o  Equity proceeds through private placements of NFS securities;

         o  Revenue generated from operations;

         o  Loans and lines of credit;

         o  Sales of equity investments; and

         o  Proceeds from the exercise of legacy Old Navidec Options.

Cash flow from operations has not historically been sufficient to sustain NFS operations without the above additional sources of capital. As of March 31, 2007, the Company had cash and cash equivalents of approximately $553,000 and a working capital surplus of approximately $587,000.

Net cash used in the Company's operating activities totaled approximately $188,000 for the three months ended March 31, 2007.

Net cash flow from investing activities during the three months ended March 31, 2007 was approximately $199,000. This was realized as a result of the sale of approximately 40,000 shares of BPZ Energy, Inc. common stock.

As a result of proceeds received from the exercise of legacy Old Navidec options (now BPZ Energy, Inc.), that NFS was entitled to receive pursuant to the terms of the merger transaction, net cash provided by financing activities was approximately $362,000 for the three months ended March 31, 2007.


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

RESERVES FOR BAD DEBT

NFS's policy on reserves for bad debt determines the timing and recognition of expenses. The Company follows guidelines that reserve based off of historical and account specific trends; however, certain judgments affect the application of NFS bad debt reserve policy. NFS receivables are recorded net of an allowance for doubtful accounts which requires management to estimate amounts due which may not be collected. This estimate requires consideration of general economic conditions, overall historical trends related to the Company's collection of receivables, customer specific payment history, and customer specific factors affecting their ability to pay amounts due. Management routinely assesses and revises its estimate of the allowance for doubtful accounts. As of March 31, 2007, the allowance for bad debt was approximately $81,000.

GOODWILL AND INTANGIBLE ASSETS

Intangible assets are amortized on a straight-line basis over their estimated useful lives. Goodwill is evaluated annually to determine if its value has been impaired. On September 11, 2003, Old Navidec entered into a purchase agreement with Northsight and its sole member that provided for the transfer of 80% of the issued and outstanding membership units of Northsight to Old Navidec resulting in the realization of $190,000 of goodwill. This membership interest was transferred to NFS pursuant to the terms of the merger agreement. Management determined that no impairment should be realized for the three months ended March 31, 2007.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

NFS is exposed to the impact of interest rate changes and change in the market values of the Company's investments. Based on NFS's market risk sensitive instruments outstanding as of March 31, 2007, as described below, it has determined that there was no material market risk exposure to the Company's consolidated financial position, results of operations, or cash flows as of such date. NFS does not enter into derivatives or other financial instruments for trading or speculative purposes.

INTEREST RATE RISK - At March 31, 2007 the Company's exposure to market rate risk for changes in interest rates relates primarily to its mortgage services business. NFS has not used derivative financial instruments in its credit facilities. A hypothetical 10% increase in the Prime rate would not be significant to the Company's financial position, results of operations, or cash flows.

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

Item 3.  Controls and Procedures

a.       Evaluation of Disclosure Controls and Procedures:

The management of the company has evaluated the effectiveness of the issuer's disclosure controls and procedures as of the end of the period of the report
March 31, 2007 and have concluded that the disclosure controls, internal controls and procedures are adequate and effective based upon their evaluation as of the evaluation date.

b.       Changes in Internal Control over Financial Reporting:

There were no changes in the small business issuers internal control over financial reporting identified in connection with the Company evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange act that occurred during the small business issuers last fiscal quarter that has materially affected or is reasonable likely to materially affect, the small business issuers internal control over financial reporting.


ITEM 3(A)T. CONTROLS AND PROCEDURES

There have been no changes in the small business issuers internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 240.15d-15 that occurred during the small business issuer's last fiscal quarter that has materially affected, or is reasonable likely to materially affect, the small business issuer's internal control over financial reporting.


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

On April 4, 2006, NFS received notice that a default judgment had been entered in favor of NFS in Denver District Court, Colorado in a matter pending in that court between NFS, Larson International Limited, and Leslie Greyling. NFS had brought an action against Larson International Limited and Leslie Greyling (collectively Larson") alleging among other things non-performance with regards to a business consulting agreement between Old Navidec and Larson. The court awarded NFS approximately $420,000 in cash and the court ordered that 100,000 shares of BPZ Energy common stock revert back to NFS. NFS had initially conveyed these shares to Larson as compensation under the business consulting agreement. NFS had been holding the shares pending completion of the services contemplated under the business consulting agreement.

In the normal course of business, the Company is subject to, and may become a party to, litigation regarding disputes with vendors and employment issues. Management believes there are no other matters currently in litigation, other than the SEC investigation described above that could have a material impact on the Company's financial position or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

         Not applicable


Item 3. Defaults Upon Senior Securities.

         None

Item 4. Submission of Matters to a Vote of Security Holders.

         None

Item 5. Other Information.

         None

Item 6. Exhibits.

         The following is a complete list of exhibits filed as part of this Form 10-QSB. Exhibit numbers correspond to the numbers in the Exhibit Table of Item 601 of Regulation S-B.

         31.1 Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
         31.2 Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
         32.1 Certification by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.
         32.2 Certification by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                        NAVIDEC FINANCIAL SERVICES, INC.

                           By /s/ Robert D. Grizzle
                           ------------------------
                           Robert D. Grizzle
                           COO, President and Principal Accounting Officer

                           Date:   May 14, 2007


                           By: /s/ John McKowen
                           -------------------------
                           John McKowen, Chief Executive Officer

                           Date:  May 14, 2007