Form 10QSB
period 2007-06-30
Navidec Financial Services, Inc.
filed 2007-08-17
CIK 1302946

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[x] Quarterly Report pursuant to Section 13 or 15(d) of the Securities  Exchange
    Act of 1934 For the quarterly period ended June 30, 2007

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [_] No [X[

Indicate by check mark whether the  registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).    Yes  [_]     No  [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

As of August 10, 2007, there were 7,983,445 shares of issuer's sole class of common shares outstanding.

Transitional Small Business Disclosure Format (Check One):

                            Yes [_]        No  [X]


                NAVIDEC FINANCIAL SERVICES, INC. AND SUBSIDARIES.

                                      INDEX

                                                                                      Page Number

PART I.           FINANCIAL INFORMATION

   Item 1.    Financial Statements

              Condensed Consolidated Balance Sheet as of June 30, 2007
                 and December 31, 2006                                                  F-1

              Condensed Consolidated  Statements of Operations for the Three
                  and Six Months ended June 30, 2007 and 2006                           F-2

              Condensed Consolidated Statements of Cash Flows for
                 the Six Months ended June 30, 2007 and 2006                            F-3

              Notes to the Condensed Consolidated Financial Statements                  F-4


   Item 2.    Management's Discussion and Analysis of Financial
              Condition and Results of Operations                                        3

   Item 3.    Controls and Procedures                                                    8

   Item 3(A)T.  Controls and Procedures                                                  8

PART II.          OTHER INFORMATION

   Item 1.  Legal Proceedings                                                            8

   Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds                  9

   Item 3.  Defaults Upon Senior Securities - Not Applicable                             9

   Item 4.  Submission of Matters to a Vote of Security Holders                          9
                - Not Applicable

   Item 5.  Other Information - Not Applicable                                           9

   Item 6.  Exhibits                                                                     9

SIGNATURES                                                                              10

                NAVIDEC FINANCIAL SERVICES, INC. AND SUBSIDIARIES
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                For the Three and Six Months Ended June 30, 2007
                                   (Unaudited)

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.



                Navidec Financial Services, Inc. And Subsidiaries
                      Condensed Consolidated Balance Sheets
                                 (In thousands)

                                                                   June 30, 2007      December 31, 2006
                                                                    (Unaudited)            (Audited)
ASSETS
CURRENT ASSETS:
             Cash and cash equivalents                                  $   1,687           $    179
             Marketable securities                                              3                  3
             Accounts receivable, net                                          28                 50
        Prepaid expenses                                                       --                 42
                                                                       ----------------    -------------------
                     Total current assets                                   1,718                274
                                                                       ----------------    -------------------

PROPERTY, EQUIPMENT, AND SOFTWARE, net                                         27                 25

OTHER ASSETS:
             Notes receivable                                                 450                900
             Investments in  BPZ                                            5,383              5,587
             Other assets                                                      11                 75
             Goodwill                                                         190                190
                                                                       ----------------    -------------------
              Total other assets                                            6,034              6,752
                                                                       ----------------    -------------------
TOTAL ASSETS                                                           $    7,779           $  7,051
                                                                       ================    ===================

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
             Accounts payable                                                  56                 78
                                                                       ----------------    -------------------
                     Total current liabilities                                 56                 78
                                                                       ----------------    -------------------

MINORITY INTEREST                                                              50                 43

   COMMITMENTS & CONTINGENCIES (Note 5)

STOCKHOLDERS' EQUITY:
             Common stock, $0.001 par value, 100,000,000 shares
             authorized,                                                        9                  8
             8,983,445 and 7,950,048 voting shares issued and
             outstanding, at June 30, 2007
              and December 31, 2006, respectively
             Additional paid in capital                                     9,413              9,413
        Unrealized Gain on Securities                                       1,758              1,483
             Accumulated Deficit                                           (3,326)            (3,973)

                                                                       ----------------    -------------------
Total stockholders' equity                                                  7,673              6,931
                                                                       ----------------    -------------------

                                                                       ----------------    -------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             $    7,779           $  7,051
                                                                       ================    ===================

The accompanying notes to consolidated financial statements are an integral part of these statements.

                                      F-1


                         Navidec Financial Services, Inc. and Subsidiary
                         Condensed Consolidated Statement of Operations
                                           (UNAUDITED)

                                                     For the Three Months Ended    For the Six Months Ended
                                                              June 30,                     June 30,

                                                         2007           2006            2007          2006
                                                         ----           ----            ----          ----
CONTINUED OPERATIONS

REVENUE
                                                               156           318               380        641
COST OF REVENUE
                                                        -----------      --------         ---------   --------
GROSS PROFIT
                                                               156           318               380        641
                                                        -----------      --------         ---------   --------
OPERATING EXPENSES:
     General and administrative                                446           539               838      1,102
     Impairment, depreciation and amortization                   2             2                 4          6
                                                        -----------      --------         ---------   --------
        Total operating expenses                               448           541               842      1,108
                                                        -----------      --------         ---------   --------
LOSS FROM OPERATIONS                                          (292)         (223)             (462)      (467)
                                                        ===========      ========         =========   ========
OTHER INCOME (EXPENSE):
     Gain on sale of investments                              868           100             1,067        266
     Interest income(expense)
     Gain on settlement of debt
                                                        -----------      --------         ---------   --------
Total other income (expense)                                  918           111             1,119        294

NET INCOME (LOSS) FROM  OPERATIONS                            626         (112)               657      (173)
                                                        -----------      --------         ---------   --------

NET INCOME (LOSS) BEFORE MINORITY INTEREST                    626         (112)               657      (173)

     Minority Interest in Consolidatd Subsidary                 -           (1)               (8)        (5)
                                                        -----------      --------         ---------   --------
NET INCOME (LOSS)                                             626         (113)               649      (178)
                                                        ===========      ========         =========   ========
NET INCOME (LOSS) PER SHARE:
                                                                               $                     $
     Basic                                              $    0.07        (0.01)        $     0.08     (0.02)
                                                        ===========      ========         =========   ========
     Diluted                                            $    0.05             $        $     0.08   $ (0.02)
                                                        ===========      ========         =========   ========
WEIGHTED AVERAGE SHARES OUTSTANDING:

     Basic                                                  8,983         7,950             7,983      7,950
                                                        ===========      ========         =========   ========
     Diluted                                               12,998         7,950             7,983      7,950
                                                        ===========      ========         =========   ========

The accompanying notes to consolidated financial statements are an integral part of these statements.

                                      F-2



                 Navidec Financial Services, Inc. and Subsidiary
                 Condensed Consolidated Statement of Cash Flows
                                 (In Thousands)
                                   (UNAUDITED)

                                                                           For the Six Months Ended
                                                                                   June 30,
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                                        $     649    $     (178)
     Adjustments to reconcile net loss to net cash
        Used in operating activities:
        Depreciation and amortization                                                 2             6

        Loss (Gain) on investments                                               (1,067)         (102)
        Loss (Gain) on settlement of debt                                           (50)            -
        Minority interest                                                             8             5
     Changes in operating assets and liabilities:                                     -             -
        Accounts receivable                                                          22            (2)
        Prepaid expenses and other assets                                            42            44
        Accounts payable                                                            (22)         (126)
        Accrued liabilities                                                           -            85
        Notes receivable                                                            450          (221)
        Other                                                                       (32)           14
                                                                                --------       -------
     Net cash used in operating activities:                                         (40)         (645)
                                                                                --------       -------
CASH FLOWS FROM INVESTING ACTIVITIES:
        Proceeds from sale of equity investments                                  1,026           773
        Purchase of BPZ stock                                                         -             -
                                                                                --------       -------
     Net cash provided by investing activities                                    1,068           773
                                                                                --------       -------
CASH FLOWS FROM FINANCING ACTIVITIES:

        Payments on notes payable and capital lease obligations                       -          (300)
        Post-merger proceeds from exercise of BPZ Options                           479           289
        Proceeds from private placement of common stock                               -             -
                                                                                --------       -------
     Net cash (used in) provided by financing activities                            479           (11)
                                                                                --------       -------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                              1,507           117
                                                                                --------       -------
CASH AND CASH EQUIVALENTS, beginning of period                                      179           398
                                                                                --------       -------
CASH AND CASH EQUIVALENTS, end of period                                          1,687           515
                                                                                ========       =======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
        Cash paid for interest                                                        -            13
                                                                                ========       =======
        Cash paid for taxes                                                           -             -
                                                                                ========       =======

The accompanying notes to consolidated financial statements are an integral part of these statements.

                                      F-3

               NAVIDEC FINANCIAL SERVICES, INC. AND SUBSIDIARIES
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               For the Three- and Six-Months Ended June 30, 2007
                                  (Unaudited)

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

NORTHSIGHT MORTGAGE GROUP, LLC

On September 11, 2003, Old Navidec entered into a purchase agreement with Northsight Mortgage Group, LLC ("Northsight"). The sole member of Northsight provided for the transfer of 80% of the issued and outstanding membership units of Northsight to Old Navidec in exchange for the issuance of 42,667 shares of Old Navidec common stock with additional shares being placed in escrow. After

               NAVIDEC FINANCIAL SERVICES, INC. AND SUBSIDIARIES
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               For the Three- and Six-Months Ended June 30, 2007
                                  (Unaudited)

the audit of Northsight's December 31, 2003 financial statements, an additional 42,667 shares of Old Navidec's common stock was issued to the sole member of Northsight and an aggregate of 43,562 shares of Old Navidec's common stock was issued to two employees of Northsight, pursuant to the terms of the purchase agreement in exchange for the transfer of any trade names, trademarks or trade dress related to Northsight. At that time, the balance of the Old Navidec shares subject to the escrow were adjusted pursuant to the purchase agreement to provide for a total of 197,056 shares of Old Navidec that are to be released and issued to the two employees in equal annual installments over a three year period beginning on September 11, 2004 and ending on September 11, 2006. Following this adjustment, the total acquisition cost for the 80% interest in Northsight was valued at $246,320. The 80% ownership interest in Northsight was transferred and assigned by Old Navidec to NFS pursuant to the terms of the merger transaction. In May of 2005, NFS established Navidec Mortgage Holdings, Inc. ("Mortgage Holdings"), a Colorado corporation and a wholly-owned subsidiary of NFS, which is the holding company of the mortgage-related entities and assets of NFS.

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

For the year ended December 31, 2005, NFS realized a gain on the sale of Aegis of approximately $744,000. As of December 31, 2006, NFS had accrued an additional, approximately $442,000 in price escalation and interest charges onthe sale of Aegis. At December 31, 2006, no payments due under the note had been made. Effective January 16, 2007, the note is in default for non-payment. Pursuant to the terms of the note and sale agreement, on or about January 22, 2007, the Company demanded and received all Aegis and NFS stock pledged under the agreement, however, such stock has not been registered in the name of NFS. Between February 1, 2007 and April 6, 2007, the parties attempted to negotiate a settlement and pay-off of the debt. On April 9, 2007, under the terms of note, the Company filed a Demand for Arbitration with the Judicial Arbiter Group in Denver, Colorado.

On May 3, 2007, the Company reached a settlement agreement with Mr. Grizzle and Mr. Armijo, whereby Mr. Armijo paid the Company $300,000 in cash and surrendered to the Company 68,862 shares of the Company's common stock and 100,000 shares of his fully vested options to purchase the Company's common stock at $0.28 per share. This surrender represents 100% of Mr. Armijo's ownership in the Company's common stock and 100% Mr. Armijo's options to purchase the common stock of the Company. Based upon an agreed upon value of $150,000 which equals approximately $1.055 per share, which approximates the price per share of the Company's most recent private placement sales price per share of the Company's common stock, Mr. Grizzle executed a note payable to the Company for $450,000, due on the earlier of one year from the date that the common stock of the Company is publicly traded and his shares are registered for resale under an effective registration statement filed by the Company or December 31, 2009. The note caries an 8% interest rate and is secured by 1,000,000 Aegis common shares, 1,500,000 Aegis preferred shares, 220,000 shares of the Company's common stock and 200,000 options to purchase shares of the Company's common stock at $0.05 per share held by Mr. Grizzle.

NOTE 2 - BASIS OF PRESENTATION AND MANAGEMENT OPINION

The unaudited condensed consolidated financial statements and related notes for the first quarter of 2007 presented herein have been prepared by the management of NFS and its subsidiaries pursuant to the rules and regulations of the
Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. Operating results for the six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the full year. It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the December 31, 2006 audited consolidated financial statements.

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

NFS performs ongoing evaluations of its clients' financial condition and generally does not require collateral, except for billings in advance of work performed. Management reviews accounts receivable periodically and reduces the carrying amount by a valuation allowance that reflects management's best estimate of amounts that may not be collectible. Allowances, if any, for uncollectible accounts receivable are determined based upon information available and historical experience. There was no allowance with respect to clients' accounts receivable at June 30, 2007.

No sales to unaffiliated customers represented 10% or more of the Company's revenue for the six months ended June 30, 2007.

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

Potentially dilutive securities consisting of 4,015,000 options and warrants, have been excluded from the determination of diluted earnings per share because their effect would be anti-dilutive.


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

Further, due to certain registration rights and contractual conditions related to the exercise of these warrants, we believe that they do not qualify as derivative securities as the term is defined under SFAS 133, "Accounting for Derivative Instruments and Hedging Activities" and as such should be recorded at their fair value as stipulated under the guidance of SFAS 115 (see paragraph above) and EITF 96-11 "Accounting for Forward Contracts and Purchased Options to Acquire Securities Covered by FASB Statement No. 115". To this end (using the Black-Scholes options pricing model), we have estimated the fair value of these warrants to be $4.91 per share as of June 30, 2007 Had we not treated these warrants as marketable securities they would have been recorded on our books at the lower of cost or basis, which in this case would be zero. The Company has accounted for the receipt of stock and warrants as a contribution of capital from BPZ.

At year end, December 31, 2006, the closing market price was $4.10 per share and as of June 30, 2007, the closing market price per share was $5.58. The Company's "investments in BPZ" is valued at approximately $5,383,000 on June 30, 2007.

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

Under the terms of the merger agreement, cash proceeds from the exercise of certain legacy stock options in Old Navidec (now BPZ) are payable to NFS as additional contributed capital. For the three and six months ended June 30, 2007, approximately $279,000 and $479,000 respectively was credited to NFS equity accounts from the exercise of such options.

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

NOTE 5 - COMMITMENTS AND CONTINGENCIES

OPERATING LEASES

NFS entered into an operating lease for office facilities at 8310 South Valley Highway, 3rd Floor, Englewood, Colorado, which expires in September 2007. As of June 30, 2007 the remaining obligation for the year of 2007 is approximately $12,000.

Northsight Mortgage Group has a lease for office space at 8520 E. Shea, #111, Scottsdale, Arizona with an obligation of $80,366 per year for fiscal years 2007, 2008, and 2009.

DEFINED CONTRIBUTION PLAN

NFS has a 401(k) profit sharing plan (the "Plan"). Subject to limitations, eligible employees may make voluntary contributions to the Plan. The Company may, at its discretion, make additional contributions to the Plan. The Company did not contribute during the three and six months ended June 30, 2007. Effective June 30, 2007, the Company has elected to terminate the Plan and has instructed the third party administrator of the Plan to distribute the assets of the Plan to the participants. Such termination and distribution will take approximately six months to complete.

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

NOTE 6 - STOCKHOLDERS EQUITY

During the period ended June 30, 2007, the Company issued 1,000,000 shares of its common stock pursuant to the exercise of vested employee stock options.

NOTE 7 - SUBSEQUENT EVENTS

In July 2007 Navidec Mortgage Holdings, Inc., a wholly owned subsidiary of the Company, in conjunction with Northsight Mortgage, and 80% owned subsidiary of the Company began making short term loans to purchasers of residential properties who purchase their property as part of or after the repossession in a foreclosure proceeding. As of August 10, 2007, the Company had made $1,263,000 in such loans. The loans are secured by a first mortgage on the purchased properties.

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

OVERVIEW
--------

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

In July 2007 Navidec Mortgage Holdings, Inc., a wholly owned subsidiary of the Company, in conjunction with Northsight Mortgage, and 80% owned subsidiary of the Company began making short term loans to purchasers of residential properties who purchase their property as part of or after the repossession in a foreclosure proceeding. As of August 10, 2007, the Company had made $1,263,000 in such loans. The loans are secured by a first mortgage on the purchased properties.

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

On May 3, 2007, the Company reached a settlement agreement with Mr. Grizzle and Mr. Armijo, whereby Mr. Armijo paid the Company $300,000 in cash and surrendered to the Company 68,862 shares of the Company's common stock and 100,000 shares of his fully vested options to purchase the Company's common stock at $0.28 per share. This surrender represents 100% of Mr. Armijo's ownership in the Company's common stock and 100% Mr. Armijo's options to purchase the common stock of the Company. Based upon an agreed upon value of $150,000, which relates to approximately $1.055 per share which approximates the most recent private placement sales price per share of the Company's common stock, Mr. Grizzle executed a note payable to the Company for $450,000, due on the earlier of one year from the date that the common stock of the Company is publicly traded and his shares are registered for resale under an effective registration statement filed by the Company or December 31, 2009. The note caries an 8% interest rate and is secured by 1,000,000 Aegis common shares, 1,500,000 Aegis preferred shares, 220,000 shares of the Company's common stock and 200,000 options to purchase shares of the Company's common stock at $0.05 per share held by Mr. Grizzle.

NFS STRATEGY
------------

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

RESULTS OF OPERATIONS
---------------------

The Company recognized revenues for the three and six months ended June 30, 2007 of approximately $156,000 and $380,000, respectively, compared to approximately $318,000 and $641,000, respectively, for the three and six month periods ended June 30, 2006. The overall decrease in revenue was primarily a result of a down-turn in the mortgage industry.

During the three and six months ended June 30, 2007, general and administrative expenses were approximately $446,000 and $838,000, respectively, as compared to $539,000 and $1,102,000, respectively, for the same periods in 2006. The decrease in general and administrative expenses is largely as result of managements continued efforts to reduce and eliminate general and administrative costs.

Depreciation and amortization for the three and six months ended June 30, 2007 remained relatively constant over previous periods with approximately $2,000 and $4,000 being recorded for each of the respective periods in 2007.

NFS recorded losses from operations of approximately $292,000 and $462,000, respectively, for the three and six month periods ended June 30, 2007. The loss from operations remained relatively flat as compared to losses from operations of approximately $223,000 and $467,000 for the same periods in 2006. During the three month period ended June 30, 2007, there was a slight increase in costs primarily due to a write-down of prepaid expenses.

During the three and six month periods ended June 30, 2007, the Company sold shares of BPZ Energy; in connection with the sales, the Company recognized gains of approximately $868,000 and $1,067,000, respectively.

During the three and six months ended June 30, 2007, the Company recognized a net income of $626,000 and $647,000, respectively. This is compared to net losses of approximately $113,000 and $178,000 during the same periods in 2006. Net income per share was approximately $0.07 and $0.08, respectively, for the three and six months ended June 30, 2007. Net losses for the same periods in 2006 were $0.01 and $0.02 per share, respectively. The overall increase in earnings per share as compared to the similar periods in 2006 is primarily as a result of realized gains from the sale of shares of BPZ Energy.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

From the Company's inception through June 30, 2007, NFS has funded its operations primarily from the following sources:

         o     Equity proceeds through private placements of NFS securities;

         o     Revenue generated from operations;

         o     Loans and lines of credit;

         o     Sales of equity investments; and

         o     Proceeds from the exercise of legacy Old Navidec Options.

Cash flow from operations has not historically been sufficient to sustain NFS operations without the above additional sources of capital. As of June 30, 2007, the Company had cash and cash equivalents of approximately $1,687,000 and a working capital surplus of approximately $1,662,000.

Net cash used in the Company's operating activities totaled approximately $40,000 for the six months ended June 30, 2007.

Net cash flow from investing activities during the six months ended June 30, 2007 was approximately $1,068,000. This was realized as a result of the warrant exercise and sale of approximately 210,000 shares of BPZ Energy, Inc. common stock.

As a result of proceeds received from the exercise of legacy Old Navidec options (now BPZ Energy, Inc.), that NFS was entitled to receive pursuant to the terms of the merger transaction, net cash provided by financing activities was approximately $479,000 for the six months ended June 30, 2007.


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

In July 2007 Navidec Mortgage Holdings, Inc., a wholly owned subsidiary of the Company, in conjunction with Northsight Mortgage, and 80% owned subsidiary of the Company began making short term loans to purchasers of residential properties who purchase their property as part of or after the repossession in a foreclosure proceeding. As of August 10, 2007, the Company had made $1,263,000 in such loans. The loans are secured by a first mortgage on the purchased properties.

RESERVES FOR BAD DEBT

NFS's policy on reserves for bad debt determines the timing and recognition of expenses. The Company follows guidelines that reserve based off of historical and account specific trends; however, certain judgments affect the application of NFS bad debt reserve policy. NFS receivables are recorded net of an allowance for doubtful accounts which requires management to estimate amounts due which may not be collected. This estimate requires consideration of general economic conditions, overall historical trends related to the Company's collection of receivables, customer specific payment history, and customer specific factors affecting their ability to pay amounts due. Management routinely assesses and revises its estimate of the allowance for doubtful accounts. As of June 30, 2007, no allowance for bad debt was recorded.

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

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

NFS is exposed to the impact of interest rate changes and change in the market values of the Company's investments. Based on NFS's market risk sensitive instruments outstanding as of June 30, 2007, as described below, it has determined that there was no material market risk exposure to the Company's consolidated financial position, results of operations, or cash flows as of such date. NFS does not enter into derivatives or other financial instruments for trading or speculative purposes.

INTEREST RATE RISK - At June 30, 2007, the Company's exposure to market rate risk for changes in interest rates relates primarily to its mortgage services business. NFS has not used derivative financial instruments in its credit facilities. A hypothetical 10% increase in the Prime rate would not be significant to the Company's financial position, results of operations, or cash flows.

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

Item 3.  Controls and Procedures

a.       Evaluation of Disclosure Controls and Procedures:

The management of the company has evaluated the effectiveness of the issuer's disclosure controls and procedures as of the end of the period of the report June 30, 2007 and have concluded that the disclosure controls, internal controls and procedures are adequate and effective based upon their evaluation as of the evaluation date.

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


Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

         The Company made the following unregistered sales of its securities from January 1, 2007 to June 30, 2007.

        NONE


Exemption From Registration Claimed


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


                        NAVIDEC FINANCIAL SERVICES, INC.

                             By /S/ Robert D. Grizzle
                             ------------------------
                             Robert D. Grizzle
                             COO, President and Principal Accounting Officer

                             Date:   August __, 2007


                             By: /S/ John McKowen
                             -------------------------
                             John McKowen, Chief Executive Officer

Date:  August 14, 2007