Form 10QSB
period 2007-09-30
Navidec Financial Services, Inc.
filed 2007-11-14
CIK 1302946

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[x] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

                For the quarterly period ended September 30, 2007

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



                   456 Madison Street, Denver, Colorado 80206
         ---------------------------------------------------------------
                    (Address of principal executive offices)

                   Registrant's telephone number: 303-222-1000

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X      No
   -----      -----

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes                No   X
    ------            -----

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

As of November 9, 2007, there were 8,983,445 shares of issuer's sole class of common shares outstanding.

Transitional Small Business Disclosure Format (Check One):

                            Yes            No   X
                                 ------       -----

                NAVIDEC FINANCIAL SERVICES, INC. AND SUBSIDARIES.

                                      INDEX

                                                                                 Page Number
                                                                                 -----------

PART I.           FINANCIAL INFORMATION

   Item 1.    Financial Statements

              Condensed Consolidated Balance Sheet as of September 30, 2007           F-1
                 and December 31, 2006
              Condensed Consolidated Statements of Operations for
                  the Three and Nine Months ended September 30, 2007 and 2006         F-2

              Condensed Consolidated Statements of Cash Flows for
                 the Nine Months ended September 30, 2007 and 2006                    F-3

              Notes to the Condensed Consolidated Financial Statements                F-4


   Item 2.    Management's Discussion and Analysis of Financial                        1
              Condition and Results of Operations

   Item 3.    Controls and Procedures                                                  2

   Item 3(A)T.  Controls and Procedures                                                3

PART II.          OTHER INFORMATION

   Item 1.  Legal Proceedings                                                          6

   Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds                7
                  -Not Applicable

   Item 3.  Defaults Upon Senior Securities - Not Applicable                           7

   Item 4.  Submission of Matters to a Vote of Security Holders
                  - Not Applicable                                                     7

   Item 5.  Other Information - Not Applicable                                         7

   Item 6.  Exhibits                                                                   7

SIGNATURES                                                                             8

PART I.  FINANCIAL INFORMATION

Item 1.     Financial Statements.



                        NAVIDEC FINANCIAL SERVICES, INC. AND SUBSIDIARY
                                  Consolidated Balance Sheets
                                         (In Thousands)

                                                                                        September 30,    December 31,
                                                                                           2007              2006
                                                                                       (Unaudited)         (Audited)
                                                                                     -----------------   --------------
ASSETS:
  Current Assets:
     Cash and cash equivalents                                                                $ 2,758            $ 179
     Marketable securities                                                                          3                3
     Accounts receivable, related party                                                            27               50
     Accrued interest                                                                              39                -
     Prepaid expenses                                                                               -               42
                                                                                     -----------------   --------------
     Total Current Assets                                                                       2,827              274
                                                                                     -----------------   --------------

  Property, equipment and software, net                                                            27               25

  Other Assets
     Notes receivable                                                                           1,798              900
     Investments in BPZ                                                                         3,896            5,587
     Other assets                                                                                  15               75
     Goodwill                                                                                     190              190
                                                                                     -----------------   --------------
       Total Other Assets                                                                       5,899            6,752
                                                                                     -----------------   --------------

TOTAL ASSETS                                                                              $     8,753          $ 7,051
                                                                                     =================   ==============


LIABILITIES & STOCKHOLDERS' EQUITY:
  Current Liabilities:
      Accounts payable                                                                           $ 17             $ 77
                                                                                     -----------------   --------------
        Total Current Liabilties                                                                   17               77
                                                                                     -----------------   --------------

  MINORITY INTEREST IN CONSOLIDATED SUBSIDIARY                                                     49               43

  COMMITMENTS & CONTINGENCIES (Note 5)

  Stockholders Equity:
    Common stock, $0.001 par value, 100,000,000 shares                                              9                8
        authorized, 8,983,445 and 7,950,047 shares issued and outstanding,
        September 30, 2007 and December 31, 2006, respectively
    Additional paid-in capital                                                                  7,389            9,413
    Unrealized gain on securities                                                               2,307            1,483
    Accumulated deficit                                                                        (1,016)          (3,973)
                                                                                     -----------------   --------------
        Total Stockholders' Equity                                                              8,677            6,931
                                                                                     -----------------   --------------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                                                  $     8,753        $   7,051
                                                                                     =================   ==============


                The accompanying notes to the consolidated financial statements are an integral part of these statements.


                        NAVIDEC FINANCIAL SERVICES, INC. AND SUBSIDIARY
                                    Statement of Operations
                                         (In Thousands)
                                          (Unaudited)

                                                      For the Three Months Ended            For the Nine Months Ended
                                                             September 30,                         September 30,
                                                       2007               2006               2007               2006
                                                  ----------------   ----------------   ----------------   ----------------
Revenue                                                 $      97     $          329     $          484     $          971
    Cost of Sales                                               -                 16                  -                  -
                                                  ----------------   ----------------   ----------------   ----------------
Gross Profit                                                   97                314                484                971
                                                  ----------------   ----------------   ----------------   ----------------

Operating Expenses:
    General and administrative                                334                532              1,172              1,641
    Impairment, depreciation and amortization                   -                  2                  4                  8
                                                  ----------------   ----------------   ----------------   ----------------
        Total operating expenses                              334                534              1,176              1,649

Loss from operations                                         (237)              (220)              (692)              (679)
                                                  ----------------   ----------------   ----------------   ----------------

Other income (expense)
   Realized gain on sale of investments                     2,484                  -              3,551                 66
   Gain on sale of Aegis USA                                    -                100                  -                300
   Gain on settelment of debt                                   -                  -                 50                  -
   Interest income                                             15                 11                 56                 21
   Other income                                                 -                  -                  -                 17
                                                  ----------------   ----------------   ----------------   ----------------

   Total other income                                       2,499                111              3,657                403
                                                  ----------------   ----------------   ----------------   ----------------

Net Income (Loss) From Operations                         $ 2,262             $ (109)           $ 2,965             $ (276)
                                                  ================   ================   ================   ================

Net Income (Loss) Before
   Minority Interest                                        2,262               (109)             2,965               (276)
      Minority interest in consolidated subsidiary              -                 (1)                (8)               (10)

Net Income (Loss)                                         $ 2,262             $ (110)           $ 2,957             $ (286)
                                                  ================   ================   ================   ================

Earnings Per Share:
    Basic                                                  $ 0.25            $ (0.01)            $ 0.33             $(0.04)
    Diluted                                                $ 0.17            $ (0.01)            $ 0.23             $(0.04)

Weighted Averge Shares Outstanding:
   Basic                                                    8,983              7,950              8,983              7,950
                                                  ================   ================   ================   ================
   Diluted                                                 12,998              7,950             12,998              7,950
                                                  ================   ================   ================   ================



                  The accompanying notes to consolidated financial statements are an integral part of these statements.


                       NAVIDEC FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                              Consolidated Statement of Cash Flows
                                         (In Thousands)
                                          (Unaudited)

                                                                                            For the Nine Months Ended
                                                                                                   September 30,
                                                                                            2007                 2006
                                                                                      -----------------    -----------------
Cash Flows from Operating Activities:

     Net Income (Loss)                                                                     $     2,957              $ (286)
     Adjustments to reconcile net loss to net cash used in oprating activities:
        Depreciation expense                                                                         4                   9
        Gain on sale investments                                                                (3,551)                 (8)
        Gain on settlement of debt                                                                 (50)                  -
        Minority interest                                                                            8                  10
    Changes in operating assets and liabilities:
          Accounts receivable                                                                       23                  20
          Accrued interest                                                                         (39)                  -
          Prepaid expenses and other assets                                                        102                 (54)
          Accounts payable                                                                         (60)               (131)
          Accrued liabilities                                                                        -                 (85)
          Notes receivable                                                                         898                (332)
          Other                                                                                      -                  (6)
                                                                                      -----------------    -----------------

Net Cash Used by Operating Activities                                                              292                (863)
                                                                                      -----------------    -----------------

Cash Flows from Investing Activities:
     Purchase of equipment                                                                          (2)                  -
     Proceeds from sale of equity investments                                                    1,068                 808
                                                                                      -----------------    -----------------

Net Cash Used by Investing Activities                                                            1,068                 808
                                                                                      -----------------    -----------------

Cash Flows from Financing Activities:
     Payments on notes payable and capital lease obligations                                         -                (300)
     Post-merger proceeds from exercise of BPZ Options                                           1,219                 289
                                                                                      -----------------    -----------------

Net Cash Provided by Financing Activities                                                        1,219                 (11)
                                                                                      -----------------    -----------------

Net Increase in Cash & Cash Equivalents                                                          2,579                 (65)

Beginning Cash & Cash Equivalents                                                                  179                 398
                                                                                      -----------------    -----------------

Ending Cash & Cash Equivalents                                                             $     2,758               $ 333
                                                                                      =================    =================


Supplemental Disclosure of Cash Flow Information
     Cash paid for Interest                                                                  $      -                   13
                                                                                      =================    =================
     Cash paid for Income Taxes                                                              $      -                    -
                                                                                      =================    =================


          The accompanying notes to consolidated financial statements are an integral part of these statements.

                NAVIDEC FINANCIAL SERVICES, INC. AND SUBSIDIARIES
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             For the Three and Nine Months Ended September 30, 2007
                                   (Unaudited)


NOTE 1 - ORGANIZATION

GENERAL OVERVIEW

Navidec Financial Services, Inc. (the Company or NFS) is a diversified holding company that was founded by John McKowen, the Company's Chairman and CEO, in December 2002. NFS is in the business of identifying and acquiring a controlling interest in development stage enterprises with the expectation of further developing the enterprise and then taking it public.

BPZ Resources, Inc.

BPZ Resources, Inc. ("BPZ") is a publicly traded company with significant assets in Peru that went public through a reverse merger engineered by the Company's CEO when he was the President and CEO of the predecessor of BPZ ("Old Navidec") and former parent of NFS. The Company holds a significant portion of its assets in the form of BPZ common stock. The Company received common stock and warrants of BPZ in September 2004 as part of the consideration for completing the reverse merger with BPZ. BPZ's common stock is listed on the American Stock Exchange under the symbol BZP.

NAVIDEC MORTGAGE HOLDINGS, INC.

On May 4, 2005 the Company formed Navidec Mortgage Holdings, Inc. ("NMH") as a wholly owned subsidiary of NFS. NMH provides low loan to value, high yield, short term, personally guaranteed real estate collateralized bridge loans on residential and commercial properties to high quality borrowers.

Starting in July 2007, NFS began lending capital to NMH, pursuant to a 12% Debenture Agreement, and as of September 30, 2007 NFS has lent NMH $3,955,000. NMH makes real estate bridge loans to high quality borrowers who personally guarantee the loan. The bridge loans are secured by a first deed of trust, with no more than 70% loan to value.

On September 30, 2007, NMH had bridge loans to third parties outstanding of $1,348,000. By September 30, 2007, NMH had lent and been repaid the principal and interest on $762,000 in residential bridge loans.

NORTHSIGHT MORTGAGE GROUP, LLC

On September 11, 2003, through Old Navidec, NFS purchased an 80% interest in Northsight Mortgage Group, LLC ("Northsight"). Northsight is a mortgage broker subject to the regulations of the Arizona State Banking Commission, and is also subject to Federal regulations regarding consumer protection, including Truth-In-Lending and RESPA, since it originates consumer loans.

AEGIS BUSINESS GROUP, INC.

On April 7, 2005, NFS entered into a Stock Purchase Agreement with Aegis Business Group, Inc., a Colorado corporation ("AegisUSA"), whereby NFS purchased 3,000,000 shares of AegisUSA common stock and 2,000,000 shares of AegisUSA Series B Convertible Preferred Stock for $625,000. On December 13, 2005, NFS sold those shares to Mr. Robert Grizzle, the then Chief Operating Officer of NFS and Mr. Ralph Armijo a former director. The terms of the sale provided for a $100,000 cash payment to NFS at the closing of the sale and a $528,000 note due and payable to NFS on December 31, 2006 and the personal guarantees of the purchasers. The note carried an 8% interest rate and was secured by 2,000,000 common shares, 3,000,000 preferred shares of Aegis and 288,862 shares of NFS common stock held by the purchasers. In addition, the note carried a price escalation of approximately $33,334 per month for each month that the note remains unpaid after January 31, 2006, until such time that a cumulative escalation of $400,000 was reached.

For the year ended December 31, 2005, NFS realized a gain on the sale of Aegis of approximately $744,000. As of December 31, 2006, NFS had accrued an additional, approximately $442,000 in price escalation and interest charges on the sale of Aegis. At December 31, 2006, no payments due under the note had been made. On January 16, 2007, the note was in default for non-payment. Pursuant to the terms of the note and sale agreement, on or about January 22, 2007, the Company demanded and received all Aegis and NFS stock pledged under the agreement, however, such stock has not been registered in the name of NFS. Between February 1, 2007 and April 6, 2007, the parties attempted to negotiate a settlement and pay-off of the debt. On April 9, 2007, under the terms of note, the Company filed a Demand for Arbitration with the Judicial Arbiter Group in Denver, Colorado.

On May 3, 2007, the Company reached a settlement agreement with Mr. Grizzle and Mr. Armijo, whereby Mr. Armijo paid the Company $300,000 in cash and surrendered to the Company 68,862 shares of the Company's common stock and 100,000 shares of his fully vested options to purchase the Company's common stock at $0.28 per share. This surrender represents 100% of Mr. Armijo's ownership in the Company's common stock and 100% Mr. Armijo's options to purchase the common stock of the Company. Based upon an agreed upon value of $150,000 which equals approximately $1.05 per share, which approximates the price per share of the Company's most recent private placement sales price per share of the Company's common stock,

Mr. Grizzle executed a note payable to the Company for $450,000, due on the earlier of one year from the date that the common stock of the Company is publicly traded and his shares are registered for resale under an effective registration statement filed by the Company or December 31, 2009. The note caries an 8% interest rate and is secured by 1,000,000 Aegis common shares, 1,500,000 Aegis preferred shares, 220,000 shares of the Company's common stock and 200,000 options to purchase shares of the Company's common stock at $0.05 per share held by Mr. Grizzle. On September 30, 2007, Mr. Grizzle resigned as the Chief Operating Officer of the Company. Mr. Grizzle will continue as an interim independent contractor with the Company to transition the accounting functions of the Company in an orderly manner.

NOTE 2 - BASIS OF PRESENTATION AND MANAGEMENT OPINION

The unaudited condensed consolidated financial statements and related notes for the first quarter of 2007 presented herein have been prepared by the management of NFS and its subsidiaries pursuant to the rules and regulations of the
Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. Operating results for the nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the full year. It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the December 31, 2006 audited consolidated financial statements.

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

NFS performs ongoing evaluations of its clients' financial condition and generally does not require collateral, except for billings in advance of work performed. Management reviews accounts receivable periodically and reduces the carrying amount by a valuation allowance that reflects management's best estimate of amounts that may not be collectible. Allowances, if any, for uncollectible accounts receivable are determined based upon information available and historical experience. There was no allowance with respect to clients' accounts receivable at September 30, 2007.

No sales to unaffiliated customers represented 10% or more of the Company's revenue for the nine months ended September 30, 2007.

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

Other Revenues

Revenues from mortgage brokerage operations are generally related to interest on bridge loans and transaction based fees that are recognized at the consummation of the transactions, generally when mortgage transactions close.

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

Potentially dilutive securities consisting of 4,015,000 options and warrants have been excluded from the determination of diluted earnings per share because their effect would be anti-dilutive.

NOTE 3 - INVESTMENT IN BPZ

Upon consummation of the merger transaction between Old Navidec and BPZ, BPZ issued 604,246 shares of its common stock to NFS. These shares were issued in consideration of NFS's assumption of all of the pre-merger business assets and liabilities of Old Navidec.

The Company has accounted for the receipt of stock as a contribution of capital from BPZ.

At year end, December 31, 2006, the closing market price was $4.10 per share and as of September 30, 2007, the closing market price per share was $7.80. The Company's "investments in BPZ" is valued at approximately $3,896,000 on September 30, 2007.

NOTE 4 - SUBSIDIARIES

The accompanying condensed consolidated financial statements include the accounts of NFS and its subsidiaries, Northsight Mortgage Group, LLC, and Navidec Mortgage Holdings, Inc. All significant inter-company balances and transactions have been eliminated in consolidation. In April 2005, NFS acquired

Aegis Business Group, Inc. ("Aegis"), a technology company that develops and markets security solutions related to identity and computer access management. In December 2005, Aegis was sold to two individuals, one of whom is an officer of NFS and one of who was at the time, a director of NFS. As a result of this sale, effective December 13, 2005, we discontinued all operations within the technology division. As of that date, the operations of Aegis USA, Inc. are no longer consolidated into the financial statements of the Company.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

OPERATING LEASES

Northsight Mortgage Group has a lease for office space at 8520 E. Shea, #111, Scottsdale, Arizona with an obligation of $80,366 per year for fiscal years 2007, 2008, and 2009.

The Company leases approximately 1,500 sq. ft. of office space for $3,500 a month, on a month to month basis, at the CEO's home at 456 Madison St. Denver, CO.

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

In the normal course of business, the Company is subject to, and may become a party to, litigation regarding disputes with vendors and employment issues. Management believes there are no other matters currently in litigation, that could have a material impact on the Company's financial position or results of operations.

NOTE 6 - STOCKHOLDERS EQUITY

During the nine months ended September 30, 2007, the Company issued 1,000,000 shares of its common stock pursuant to the exercise of vested employee stock options.

NOTE 7 - SUBSEQUENT EVENTS

The Company has agreed in principle to purchase the 20% minority interest in Northsight in exchange for 100,000 shares of NMH. However, the transaction cannot be completed until it has been approved by the Arizona Banking Commission.

The Company has agreed in principle with the 20% minority interest of Northsight to contribute the subsequent 100% ownership of NOrthsight into NMH in exchange for an additional 3,000,000 common shares of NMH. When those transactions have been completed, if approved by the Arizona Banking Commission, NFS will own 5,000,000 common shares of NMH, and the current 20% minority interest owner of Northsight will no longer own any interest in Northsight but will own 100,000 common shares of NMH.

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

OVERVIEW
--------

NFS is a diversified holding company that was founded by Management for the purpose of identifying and acquiring a controlling interest in development stage enterprises with the expectation of further developing the enterprise and then taking it public. Management founded the Company with the belief that because of the complex public company regulatory environment in the United States and the difficulty in raising start-up capital, a business which was proficient in those areas would be in high demand. The Company believes that for such a business to succeed it has to only invest in those companies whose business operations are timely and has great Management. NFS has four principal assets, cash, BPZ common stock, NMH common stock and debentures, and a $450,000 a secured note from a former officer of the Company.

Management has considerable experience in evaluating business cycles and industry trends and the Company depends on Managements judgment and experience to be successful. NFS expects its acquired enterprises to generate operating income and profits. However, NFS will not generate significant operating income and profits but rather grow through the increased value and sale of its acquired enterprises.

The continued growth in shareholder value of BPZ, which Management expects, and the growth of NMH and the future public offering of NMH common stock is expected to result in an increase in investment capital available to the Company and increased shareholder value. The Company believes it can evaluate, acquire, fund and conduct a public offering for an acquisition over a two year time cycle.

It is important that in the future NFS own the majority, if not all, of the enterprises it starts or acquires so as not to be considered and Investment Company under the terms of the Investment Company Act of 1940.

The Company focuses on acquiring enterprises it believes will become attractive to the capital markets in the near future so that a favorable public offering of the acquired enterprise can be conducted.

Management believes that NFS can offer growing enterprises, that wish to go public, the opportunity to grow their company and focus on the requirements of growth without having to deal with the complexity of the regulatory market or the uncertainties of initial capital raises.

BPZ Resources, Inc.

In 2003 and 2004, the Company's Management, through its predecessor parent, Old Navidec, sought to acquire oil & gas assets in the belief that those assets would increase in value over the near term. In September 2004, after considerable search and evaluation, Management, through its predecessor parent company, Old Navidec, completed a reverse merger with BPZ and a significant return on investment was realized by the shareholders of Old Navidec and NFS.

BPZ is a publicly traded company with significant assets in Peru that has recently successfully completed drilling and testing two oil & gas wells in the Corvina field in northwest Peru. BPZ expects to be begin producing and selling crude oil in November 2007. The Company holds and expects to continue to hold a significant portion of its assets in the form of BPZ common stock. The Company received common stock and warrants of BPZ in September 2004 as part of the consideration for completing the reverse merger with BPZ. BPZ's common stock is listed on the American Stock Exchange under the symbol BZP.

The Company's ownership of BPZ common stock and warrants may be considered a passive investment according to the Investment Company Act of 1940. As such BPZ common stock when combined with other passive assets owned by NFS cannot exceed more than 40% of the net tangible assets of NFS without NFS being required to register as an Investment Company under the terms of the Investment Company Act of 1940. Therefore, NFS has liquidated all of its BPZ warrants, which expired in December 2007, and some of its common stock of BPZ to avoid being considered an Investment Company. The Company may need to liquidate more of its BPZ common stock so as not to be required to register as an Investment Company.

NAVIDEC MORTGAGE HOLDINGS, INC.

On May 4, 2005 the Company formed Navidec Mortgage Holdings, Inc. ("NMH") as a wholly owned subsidiary of NFS. NMH was formed to take advantage of a Management perceived impending liquidity and credit crisis in the real estate capital markets that would be brought on by rising interest rates. NMH provides low loan to value, high yield, short term, personally guaranteed real estate collateralized bridge loans on residential and commercial properties to high quality borrowers.

Starting in July 2007, NFS began lending capital to NMH, pursuant to a 12% Debenture Agreement, and as of September 30, 2007 NFS has lent NMH $3,955,000. NMH makes real estate bridge loans to high quality borrowers who personally guarantee the loan. The bridge loans are secured by a first deed of trust, with no more than 70% loan to value. The loans generally pay a minimum of 14% interest and a minimum of 2% loan origination fee. The loans are generally out for a term of 60 days for residential properties and 120 days for commercial properties. Prior to making the bridge loan, NMH develops a take-out strategy that returns the interest and principal to NMH. Often the take-out strategy involves a permanent conventional financing that is arranged by Northsight mortgage, a subsidiary of NFS. To increase the yield on loans made, NMH obtained a line of credit for $3,000,000 from First Community Banks and is actively seeking additional lines of credit. NMH restricts the leverage on its real estate loans to no more than 5:1, debt to equity loan ratio.

On September 30, 2007, NMH had bridge loans outstanding of $1,348,000. By September 30, 2007, NMH had lent and been repaid the principal and interest on $762,000 in residential bridge loans. The average residential bridge loan is $265,363.

NMH expects to grow its volume of loans by networking through experienced independent commercial and residential real estate mortgage brokers. NMH has a national centralized loan processing center in Scottsdale, Arizona. NMH is developing a website that will enable NMH approved mortgage brokers to submit loan applications, complete loan documents and process loans online.

NORTHSIGHT MORTGAGE GROUP, LLC

On September 11, 2003, through Old Navidec, NFS purchased an 80% interest in Northsight Mortgage Group, LLC ("Northsight"). Northsight is a mortgage broker subject to the regulations of the Arizona State Banking Commission, and is also subject to Federal regulations regarding consumer protection, including Truth-In-Lending and RESPA, since it originates consumer loans.

As part of the overall business strategy in mortgage lending, Northsight provides long term conventional loans to residential and commercial borrowers to take out the short term bridge loans made by NMH.

AEGIS BUSINESS GROUP, INC.

On April 7, 2005, NFS entered into a Stock Purchase Agreement with Aegis Business Group, Inc., a Colorado corporation ("AegisUSA"), whereby NFS purchased 3,000,000 shares of AegisUSA common stock and 2,000,000 shares of AegisUSA Series B Convertible Preferred Stock for $625,000. On December 13, 2005, NFS sold those shares to Mr. Robert Grizzle, the then Chief Operating Officer of NFS and Mr. Ralph Armijo a former director. The terms of the sale provided for a $100,000 cash payment to NFS at the closing of the sale and a $528,000 note due and payable to NFS on December 31, 2006 and the personal guarantees of the purchasers. The note carried an 8% interest rate and was secured by 2,000,000 common shares, 3,000,000 preferred shares of Aegis and 288,862 shares of NFS common stock held by the purchasers. In addition, the note carried a price escalation of approximately $33,334 per month for each month that the note remains unpaid after January 31, 2006, until such time that a cumulative escalation of $400,000 was reached.

For the year ended December 31, 2005, NFS realized a gain on the sale of Aegis of approximately $744,000. As of December 31, 2006, NFS had accrued an additional, approximately $442,000 in price escalation and interest charges on the sale of Aegis. At December 31, 2006, no payments due under the note had been made. On January 16, 2007, the note was in default for non-payment. Pursuant to the terms of the note and sale agreement, on or about January 22, 2007, the Company demanded and received all Aegis and NFS stock pledged under the agreement, however, such stock has not been registered in the name of NFS. Between February 1, 2007 and April 6, 2007, the parties attempted to negotiate a settlement and pay-off of the debt. On April 9, 2007, under the terms of note, the Company filed a Demand for Arbitration with the Judicial Arbiter Group in Denver, Colorado.

On May 3, 2007, the Company reached a settlement agreement with Mr. Grizzle and Mr. Armijo, whereby Mr. Armijo paid the Company $300,000 in cash and surrendered to the Company 68,862 shares of the Company's common stock and 100,000 shares of his fully vested options to purchase the Company's common stock at $0.28 per share. This surrender represents 100% of Mr. Armijo's ownership in the Company's common stock and 100% Mr. Armijo's options to purchase the common stock of the Company. Based upon an agreed upon value of $150,000 which equals approximately $1.05 per share, which approximates the price per share of the Company's most recent private placement sales price per share of the Company's common stock,

Mr. Grizzle executed a note payable to the Company for $450,000, due on the earlier of one year from the date that the common stock of the Company is publicly traded and his shares are registered for resale under an effective registration statement filed by the Company or December 31, 2009. The note caries an 8% interest rate and is secured by 1,000,000 Aegis common shares, 1,500,000 Aegis preferred shares, 220,000 shares of the Company's common stock and 200,000 options to purchase shares of the Company's common stock at $0.05 per share held by Mr. Grizzle. On September 30, 2006, Mr. Grizzle resigned as the Chief Operating Officer of the Company. Mr. Grizzle will continue as an interim independent contractor with the Company to transition the accounting functions of the Company in an orderly manner.

NFS STRATEGY
------------

The Company's primary business strategy going forward will be to focus its resources on the development and anticipated public offering of NMH. Additionally, the Company will continue its search for a new business enterprise to acquire or start. The Company expects to acquire, fund, develop and bring public a new business enterprise every 1 1/2 years.

The operating expenses of NFS consist of general and administrative, and depreciation and amortization. General and administrative expenses consist primarily of office expenses and salary and benefit expenses for NFS employees.

RESULTS OF OPERATIONS
---------------------

The Company recognized revenues for the three and nine months ended September 30, 2007 of approximately $97,000 and $484,000, respectively, compared to approximately $329,000 and $971,000, respectively, for the three and nine month periods ended September 30, 2006. The overall decrease in revenue was primarily a result of a down-turn in the mortgage industry.

During the three and nine months ended September 30, 2007, general and administrative expenses were approximately $334,000 and $1,172,000, respectively, as compared to $532,000 and $1,641,000, respectively, for the same periods in 2006. The decrease in general and administrative expenses is largely as result of managements continued efforts to reduce and eliminate general and administrative costs.

Depreciation and amortization for the three and nine months ended September 30, 2007 remained relatively constant over previous periods with approximately $2,000 and $4,000 being recorded for each of the respective periods in 2007.

NFS recorded losses from operations of approximately $237,000 and $692,000, respectively, for the three and nine month periods ended September 30, 2007. The loss from operations remained relatively flat as compared to losses from operations of approximately $220,000 and $679,000 for the same periods in 2006. During the three month period ended September 30, 2007, there was a slight increase in costs primarily due to a write-down of prepaid expenses.

During the three and nine month periods ended September 30, 2007, the Company sold shares of BPZ Energy; in connection with the sales, the Company recognized gains of approximately $2,484,000 and $3,551,000, respectively.

During the three and nine months ended September 30, 2007, the Company recognized a net income of $2,321,000 and $2,957,000, respectively. This is compared to net losses of approximately $110,000 and $276,000 during the same periods in 2006. Net income per share was approximately $.25 and $.33, respectively, for the three and nine months ended September 30, 2007. Net losses for the same periods in 2006 were $0.01 and $0.03 per share, respectively. The overall increase in earnings per share as compared to the similar periods in 2006 is primarily as a result of realized gains from the sale of shares of BPZ Energy.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

From the Company's inception through September 30, 2007, NFS has funded its operations primarily from the following sources:

         o     Equity precedes through private placements of NFS securities;

         o     Revenue generated from operations;

         o     Loans and lines of credit;

         o     Sales of equity investments; and

         o     Proceeds from the exercise of legacy Old Navidec Options.

Cash flow from operations has not historically been sufficient to sustain NFS operations without the above additional sources of capital. As of September 30, 2007, the Company had cash and cash equivalents of approximately $2,758,000 and a working capital surplus of approximately $2,741,000.

Net cash provided by the Company's operating activities totaled approximately $292,000 for the nine months ended September 30, 2007.

Net cash flow from investing activities during the nine months ended September 30, 2007 was approximately $1,068,000. This was realized as a result of the warrant exercise and sale of approximately 210,000 shares of BPZ Energy, Inc. common stock.

As a result of proceeds received from the exercise of legacy Old Navidec options (now BPZ Energy, Inc.), that NFS was entitled to receive pursuant to the terms of the merger transaction, net cash provided by financing activities was approximately $1,219,000 for the nine months ended September 30, 2007.

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

In July 2007 Navidec Mortgage Holdings, Inc., a wholly owned subsidiary of the Company, in conjunction with Northsight Mortgage, and 80% owned subsidiary of the Company began making short term loans to purchasers of residential properties who purchase their property as part of or after the repossession in a foreclosure proceeding. As of November 9, 2007, the Company had made $1,388,000 in such loans. The loans are secured by a first mortgage on the purchased properties.

RESERVES FOR BAD DEBT

NFS's policy on reserves for bad debt determines the timing and recognition of expenses. The Company follows guidelines that reserve based off of historical and account specific trends; however, certain judgments affect the application of NFS bad debt reserve policy. NFS receivables are recorded net of an allowance for doubtful accounts which requires management to estimate amounts due which may not be collected. This estimate requires consideration of general economic conditions, overall historical trends related to the Company's collection of receivables, customer specific payment history, and customer specific factors affecting their ability to pay amounts due. Management routinely assesses and revises its estimate of the allowance for doubtful accounts. As of September 30, 2007, no allowance for bad debt was recorded.

GOODWILL AND INTANGIBLE ASSETS

Intangible assets are amortized on a straight-line basis over their estimated useful lives. Goodwill is evaluated annually to determine if its value has been impaired. On September 11, 2003, Old Navidec entered into a purchase agreement with Northsight and its sole member that provided for the transfer of 80% of the issued and outstanding membership units of Northsight to Old Navidec resulting in the realization of $190,000 of goodwill. This membership interest was transferred to NFS pursuant to the terms of the merger agreement. Management determined that no impairment should be realized for the three months ended September 30, 2007.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

NFS is exposed to the impact of interest rate changes and change in the market values of the Company's investments. Based on NFS's market risk sensitive instruments outstanding as of September 30, 2007, as described below, it has determined that there was no material market risk exposure to the Company's consolidated financial position, results of operations, or cash flows as of such date. NFS does not enter into derivatives or other financial instruments for trading or speculative purposes.

INTEREST RATE RISK - At September 30, 2007, the Company's exposure to market rate risk for changes in interest rates relates primarily to its mortgage services business. NFS has not used derivative financial instruments in its credit facilities. A hypothetical 10% increase in the Prime rate would not be significant to the Company's financial position, results of operations, or cash flows.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

         The Company has not made any sales of its securities during the quarterly period of July 1, 2007 through September 30, 2007.


Item 3. Defaults Upon Senior Securities.

         None

Item 4. Submission of Matters to a Vote of Security Holders.

         None

Item 5. Other Information.

         None

Item 6. Exhibits.

         The following is a complete list of exhibits filed as part of this Form 10-QSB. Exhibit numbers correspond to the numbers in the Exhibit Table of Item 601 of Regulation S-B.

         31.1 Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
         31.2  Certification  by the Principal  Accounting  Officer  pursuant to
               Section 302 of the Sarbanes-Oxley Act.
         32.1 Certification by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.
         32.2  Certification  by the Principle  Accounting  Officer  pursuant to
               Section 906 of the Sarbanes-Oxley Act.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                        NAVIDEC FINANCIAL SERVICES, INC.

                                      By /s/ John R. McKowen
                                      ------------------------
                                      Principal Accounting Officer

                                      Date:  November 14, 2007


                                      By: /s/ John R. McKowen
                                      ---------------------------
                                      John R. McKowen, Chief Executive Officer

                                      Date:  November 14, 2007