Form 10KSB
period 2007-12-31
Navidec Financial Services, Inc.
filed 2008-04-14
CIK 1302946

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
================================================================================

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007.

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                          COMMISSION FILE NO. 000-51139

                        NAVIDEC FINANCIAL SERVICES, INC.
                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)


                COLORADO                                 13-4228144

      (STATE OR OTHER JURISDICTION                    (I.R.S. EMPLOYER
    OF INCORPORATION OR ORGANIZATION)              IDENTIFICATION NUMBER)


          2000 South Colorado Blvd., Suite 200, Denver, Colorado 80222


                                 (303) 222-1000


Securities registered pursuant to Section 12(b) of the Act: NONE

Securities to be registered pursuant to Section 12(g) of the Act: COMMON STOCK, NO PAR VALUE

Check whether the Registrant  (1) has filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

The Registrant's revenues for its fiscal year ended December 31, 2007 were $689,000.

The aggregate market value of the voting common stock held by non-affiliates of the Registrant on March 24, 2008 was approximately $8,054,797 based upon the reported closing sale price of such shares. As of March 24, 2008, there were 8,993,445 shares issued and outstanding, of which 4,738,116 shares were held by non-affiliates.

          Transitional Small Business Disclosure Format. Yes [ ] No [X]

                        NAVIDEC FINANCIAL SERVICES, INC.
                        2007 ANNUAL REPORT ON FORM 10-KSB

                                TABLE OF CONTENTS

   ITEM                              DESCRIPTION                            PAGE

Part I.

Item 1.    Description of Business                                             3

Item 2.    Description of Properties                                           8

Item 3.    Legal Proceedings                                                   8

Item 4.    Submission of Matters to a Vote of Security Holders                 8

Part II.

Item 5.    Market for Common Equity and Related Stockholder Matters            9

Item 6.    Management's Discussion and Analysis or Plan of Operation          11

Item 7.    Financial Statements                                               20

Item 8.    Changes in and Disagreements With Accountants on Accounting and    21
           Financial Disclosure

Item 8a.   Controls and Procedures                                            21

Item 8a(T) Control and Procedures

Item 8b.   Other Information

Part III.

Item 9.    Directors, Executive Officers, Promoters and Control Persons and   22
           Corporate Governance; Compliance with Section 16(a) of the
           Exchange Act

Item 10.   Executive Compensation                                             24

Item 11.   Security Ownership of Certain Beneficial Owners and Management     26
           and Related Stockholder Matters

Item 12.   Certain Relationships and Related Transactions and Director        26
           Independence

Part IV.

Item 13.   Exhibits                                                           27

Item 14.   Principal Accountant Fees and Services                             30

                           FORWARD-LOOKING STATEMENTS

    In addition to historical information, some of the information presented in this Annual Report on Form 10-KSB contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Although Navidec Financial Services, Inc., ("Navidec" or the "Company," which may also be referred to as "we," "us" or "our") believes that its expectations are based on reasonable assumptions within the bounds of its knowledge of its business and operations: there can be no assurance that actual results will not differ materially from our expectations. Such forward-looking statements are subject to operating risks and uncertainties that could cause actual results to differ materially from those anticipated, Cautionary statements regarding the risks, uncertainties and other factors associated with these forward-looking statements are discussed on page 4 below. You are urged to carefully consider these factors, as well as other information contained in this Annual Report on Form 10-KSB and in our other periodic reports and documents filed with the SEC.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

GENERAL OVERVIEW

Navidec Financial Services, Inc. (the Company or NFS), is a holding company that was incorporated in December 2002 in the state of Colorado. NFS is in the business of creating or acquiring a controlling interest in development stage enterprises with the expectation of further developing the enterprise and then taking the enterprise public.

NFS has so far developed one subsidiary, Northsight, Inc., which acts as its sole operating division.

SUBSIDIARIES
------------

NORTHSIGHT, INC. (formerly Navidec Mortgage Holdings, Inc.)

On September 11, 2003, NFS purchased an 80% interest in Northsight Mortgage Group, LLC ("NMG"), an Arizona mortgage broker.

On May 4, 2005, the Company formed Navidec Mortgage Holdings, Inc., a Colorado corporation ("NMH"), as a subsidiary of NFS and received 2,000,000 common shares of NMH. On November 11, 2007, NMH amended its articles of incorporation in order to change its name to Northsight, Inc. ("Northsight").

On October 12, 2007, NFS exchanged its 80% interest in NMG for 3,000,000 common shares of Northsight to bring the total common shares of Northsight owned by NFS to 5,000,000 shares. On October 12, 2007, Northsight purchased the 20% minority interest in NMG from the minority member for 100,000 shares of Northsight. As a result of this transaction, NFS owns 98% of Northsight and the former minority member of NMG owns 2% of Northsight.

Starting in July 2007, NFS began lending money to Northsight to enable Northsight to make short term, mortgage backed loans to borrowers who are purchasing deeply discounted or foreclosed residential real estate in Arizona and Colorado. As of December 31, 2007, NFS had lent Northsight $5,826,473. The loans to Northsight yield 12% and are callable on demand by NFS. The loans to Northsight are secured by first deeds of trust on residential real estate. As of December 31, 2007, Northsight had $2,203,731 in short term bridge loans outstanding.

Over the past year, Northsight has redesigned its operations to assist purchasers attempting to buy foreclosed or auction residential real estate. Northsight does so by providing two separate and distinct mortgage programs.

     o Bridge loan program provides 100% financing to purchasers who have good credit and are buying property at 70% or less current loan to value.

     o Asset loan program provides 100% financing to purchasers who have less -er credit scores and are buying property at 60% or less current loan to value.

The goal of both programs is to provide 100% financing to the purchaser of deeply discounted residential real estate to enable them to get their "name on title" and then convert the financing to lower rate conventional financing. In the case of the good credit borrower, the conventional financing is available immediately. In the case of the lesser credit score borrower, the conventional financing is available after the borrower has repaired their credit, which generally takes at least six months. In both loan programs, Northsight holds a first deed of trust as collateral against the loan.

Northsight also purchases residential real estate to "fix and hold" to develop, to rent or to "fix and flip" for its own account.

In November 2007, Northsight purchased 56 Thomas Park, South Boston, Massachusetts 02127, a residential property, for $1,200,000. The property was a 6,000 square feet single family residence that Northsight is converting into three 2,000 square feet individual condominium single family units. Northsight expects to purchase additional properties in the Boston area market to develop and sell or rent.

On December 20, 2007 the subsidiary, Northsight, Inc. repossessed a property securing one of its short term loans due to non-payment. The property is located in the Denver area, and the Company decided to keep the property as an investment rather than resell it. The property is currently under a lease agreement to a tenant through February 2009 and earns $2,000 a month in gross rental income.

Joint Venture:

          On February 14, 2008, Jaguar Group, LLC. ("Jaguar") and Northsight formed a limited liability company, Jaguar Investment Group, LLC ("JIG") and signed an operating agreement whereby Northsight and Jaguar would each contribute $4,000,000, to be in the form of cash or real estate equity, and own a 50% voting and revenue interest in the limited liability company.

          JIG is a whole-sale lender providing both the bridge and asset loan program to correspondent mortgage brokers. JIG also purchases mortgage portfolios from national institutions.

Northsight is a mortgage broker subject to state and federal regulations regarding consumer protection, including Truth-In-Lending and RESPA, since it originates consumer loans. Northsight has made application to the state of Arizona to be designated as a mortgage banker in that state.

INVESTMENTS
-----------

BPZ RESOURCES, INC.

BPZ Resources, Inc. ("BPZ") is an oil and gas exploration and production company which has exclusive license contracts for oil and gas exploration and production for four properties in Peru. BPZ is a publicly traded company that went public through a reverse merger orchestrated by the Company in September 2004. A portion of the Company's assets are in the form of BPZ common stock that was received as a result of the reverse merger. BPZ's common stock is listed on the American Stock Exchange under the symbol BZP.

At December 31, 2007, the closing market price of BPZ was $11.18 per share. At December 31, 2007, the Company held 300,000 shares of BPZ. The Company's investment in BPZ is valued at approximately $3,354,000 on December 31, 2007 ($5,587,000 on December 31, 2006).

AEGIS BUSINESS GROUP, INC.

On April 7, 2005, NFS entered into a Stock Purchase Agreement with Aegis Business Group, Inc., a Colorado corporation ("AegisUSA"). As result of the Stock Purchase Agreement, the Company received 3,000,000 common and 2,000,000 preferred shares of AegisUSA. On December 13, 2005, NFS sold those shares to Mr. Robert Grizzle, the then Chief Operating Officer of NFS and Mr. Ralph Armijo a former director.

The terms of the sale of AegisUSA provided for a $100,000 cash payment to NFS at the closing of the sale and a $528,000 note due and payable to NFS on December 31, 2006. The note carried an 8% interest rate and was secured by 2,000,000 common shares and 3,000,000 preferred shares of Aegis.

On May 3, 2007, Mr. Armijo paid the Company $300,000, in cash, and surrendered to the Company 68,862 shares of the Company's common stock and 100,000 of his fully vested options to purchase the Company's common stock at $0.28 per share, in payment for the purchase of his shares of Aegis. In May 2007, the Company re-negotiatied the terms of the note with Mr. Grizzle as part of a Seperation Agreement with the Company. As part of the Separation Agreement, Mr. Grizzle executed a note payable for $450,000 payable at the earlier of one year from the date that the common stock of the Company is publicly traded and his shares are registered for resale under an effective registration statement filed by the Company or December 31, 2009. The note carries an 8% interest rate and is secured by 1,000,000 Aegis common shares, 1,500,000 Aegis preferred shares, 220,000 shares of the Company's common stock and 200,000 options to purchase shares of the Company's common stock at $0.05 per share held by Mr. Grizzle. Effective September 30, 2007, Mr. Grizzle resigned as the Chief Operating Officer and the Chief Financial Officer of the Company, as part of the Separation Agreement.

COMPETITION, MARKETS AND REGULATION

Competition.
-----------

There are many competitors with greater resources and experience than NFS in the business of acquiring development stage companies and providing similar capital and services. It may be difficult for NFS to identify and acquire businesses because some of the Company's competitors may have greater resources.

Governmental Regulation.
-----------------------

Fair Lending and Consumer Laws. NFS, through Northsight provides consumer loans. Federal and state laws regulate various lending aspects of Northsight's loan business.

Banks and other depository institutions also are subject to numerous consumer-oriented laws and regulations. These laws, which include the Truth in Lending Act, the Truth in Savings Act, the Real Estate Settlement Procedures Act, the Electronic Funds Transfer Act, the Equal Credit Opportunity Act, and the Fair Housing Act, require compliance by depository institutions with various disclosure requirements and requirements regulating the availability of funds after deposit or the making of some loans to customers.

State Laws: NFS, through Northsight is regulated by Arizona and Colorado lending supervisory agencies, although NFS/Northsight believes that minimal regulation is applicable to the investor loans that Northsight provides.


Number of Persons Employed.
--------------------------

As of December 31, 2007, NFS and its subsidiaries had a total of 21 employees. There is 1 full time employee, who is dedicated to NFS and 20 full time employees who are dedicated to the business operations of Northsight. None of NFS employees are represented by a labor union.

NFS's sole employee is its Chief Executive Officer, John McKowen.

COMPANY RISK FACTORS
--------------------

NFS securities are highly speculative and should be purchased only by persons who can afford to lose their entire investment. Readers should carefully consider the following risk factors, as well as all other information set forth elsewhere in this annual report, in relation to the shares of its common stock.

NFS can give no assurance of success or profitability to investors.
------------------------------------------------------------------

There is no assurance that the Company will continue to operate profitably. There is no assurance that the Company will generate revenues or profits, or that the market price of its common stock will be increased thereby.

Officers and directors may have  conflicts of interest which may not be resolved
--------------------------------------------------------------------------------
favorably to the Company.
------------------------

Certain conflicts of interest may exist between the Company and our officers and directors. Our Officers and Directors have other business interests to which they devote their attention and may be expected to continue to do so although management time should be devoted to our business. As a result, conflicts of interest may arise that can be resolved only through exercise of such judgment as is consistent with fiduciary duties to us. See "Directors, Executive Officers, and Control Persons" (page 17), and "Conflicts of Interest" (page 18).

NFS may in the future  issue more shares  which could cause a loss of control by
--------------------------------------------------------------------------------
present management and current stockholders.
-------------------------------------------

NFS may issue further shares as consideration for the cash or assets or services out of its authorized but unissued common stock that would, upon issuance, represent a majority of the voting power and equity of the Company. The result of such an issuance would be those new stockholders and management would control the Company, and persons unknown could replace management at this time. Such an occurrence would result in a greatly reduced percentage of ownership of the Company by our current shareholders, which could present significant risks to investors.

NFS has a relatively short operating history,  so investors have no way to gauge
--------------------------------------------------------------------------------
our long term performance.
-------------------------
NFS was formed in December 2002 and in 2003 acquired control of Northsight, a mortgage broker. Northsight represent a significant portion of NFS's assets. Northsight has developed a new business plan that should be regarded as a new or development venture with all of the unforeseen costs, expenses, problems, and difficulties to which such ventures are subject. The Northsight new business plan should be considered highly speculative.

NFS is not diversified and is dependent on only one business.
------------------------------------------------------------

Because of the limited financial resources, NFS may not be able to diversify its operations. The inability to diversify our activities into more than one area will subject NFS to economic fluctuations within the real estate finance industry and therefore increase the risks associated with its operations due to lack of diversification.

NFS's  officers and  directors  may have  conflicts of interests as to corporate
--------------------------------------------------------------------------------
opportunities which NFS may not be able or allowed to participate in.
--------------------------------------------------------------------

Presently there is no requirement contained in our Articles of Incorporation, Bylaws, or minutes which requires officers and directors of our business to disclose to us business opportunities which come to their attention. Our officers and directors do, however, have a fiduciary duty of loyalty to us to disclose to us any business opportunities which come to their attention, in their capacity as an officer and/or director or otherwise. Excluded from this duty would be opportunities which the person learns about through his involvement as an officer and director of another company. NFS has no intention of merging with or acquiring business opportunity from any affiliate or officer or director. (See "Conflicts of Interest" at page 18.)

NFS has  substantial  competitors  who  have an  advantage  over the  Company in
--------------------------------------------------------------------------------
resources and management.
------------------------

Most of NFS's competitors have significantly greater financial resources, technical expertise and managerial capabilities than us and, consequently, NFS will be at a competitive disadvantage in identifying and developing or exploring suitable prospects. Competitors' resources could overwhelm NFS restricted efforts and cause adverse consequences to NFS's operational performance.

NFS has agreed to  indemnification  of officers and  directors as is provided by
--------------------------------------------------------------------------------
Colorado Statutes.
-----------------

Colorado Statutes provide for the indemnification of our directors, officers, employees, and agents, under certain circumstances, against attorney's fees and other expenses incurred by them in any litigation to which they become a party arising from their association with any activities on our behalf. NFS will also bear the expenses of such litigation for any of our directors, officers, employees, or agents, upon such person's promise to repay us therefore if it is ultimately determined that any such person shall not have been entitled to indemnification. This indemnification policy could result in substantial expenditures by us that NFS will be unable to recoup.

Our directors' liability to us and shareholders is limited.
----------------------------------------------------------

Colorado Revised Statutes exclude personal liability of NFS directors and our stockholders for monetary damages for breach of fiduciary duty except in certain specified circumstances. Accordingly, NFS will have a much more limited right of action against our directors that otherwise would be the case. This provision does not affect the liability of any director under federal or applicable state securities laws.

NFS may depend upon outside  advisors,  who may not be  available on  reasonable
--------------------------------------------------------------------------------
terms and as needed.
-------------------

To supplement the business experience of NFS's officers and directors, NFS may be required to employ accountants, technical experts, appraisers, attorneys, or other consultants or advisors. Our Board without any input from stockholders will make the selection of any such advisors. Furthermore, NFS anticipates that such persons will be engaged on an "as needed" basis without a continuing fiduciary or other obligation to us. In the event NFS considers it necessary to hire outside advisors, it may elect to hire persons who are affiliates, if they are able to provide the required services.

Risk Factors Relating to NFS and Our Business

Any person or entity contemplating an investment in NFS should be aware of the high risks involved in NFS's business and the hazards inherent therein. Specifically, the investor should consider, among others, the following risks:

NFS's  subsidiary's  real  estate  loan  portfolios  have  significant  type and
--------------------------------------------------------------------------------
geographic concentrations and an economic slowdown or depressed residential real
--------------------------------------------------------------------------------
estate  market in our primary  markets  could be  detrimental  to our  financial
--------------------------------------------------------------------------------
condition.
---------

A substantial portion of Northsight (the NFS subsidiary) residential real estate loans are to customers located in Arizona and Colorado. Deterioration in economic conditions in these markets or in the housing market could have a material adverse effect on the quality of these portfolios and the demand for our products and services. In addition, during periods of economic recession, we may experience a decline in collateral values and an increase in delinquencies. Accordingly, the ultimate collectability of a substantial portion of our commercial loan portfolio is susceptible to economic changes in these markets including increases in interest rates. A significant downturn in the commercial or residential real estate market in these areas would be detrimental to our financial condition.

If the  value of real  estate  in  Northsight's  market  areas  were to  decline
--------------------------------------------------------------------------------
materially,  a  significant  portion  of  their  loan  portfolio   could  become
--------------------------------------------------------------------------------
under-collateralized,  which could have a material adverse effect on NFS's asset
--------------------------------------------------------------------------------
quality, capital structure and profitability.
--------------------------------------------

Northsight's loan portfolio is comprised of loans secured by residential real estate. At December 31, 2007, approximately 88.9% of NFS's loans had real estate as a component of collateral. In the majority of these loans, real estate was the primary collateral component. The real estate collateral that provides an alternate source of repayment in the event of default may deteriorate in value during the term of the loan. If NFS is required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values, our earnings and capital could be adversely affected. NFS is subject to increased lending risks in the form of loan defaults as a result of the high concentration of real estate lending in our loan portfolio should the real estate market turn downward.

NFS's/Northsight's  business is subject to interest  rate risk and stock  market
--------------------------------------------------------------------------------
risk and  variations  in interest  rates and/or the stock market may  negatively
--------------------------------------------------------------------------------
affect its financial performance.
--------------------------------

The majority of NFS's assets and liabilities are monetary in nature or related to stock market prices of a single company and subject NFS to significant risk from changes in interest rates. Fluctuations in interest rates are not predictable or controllable. Like most financial institutions, changes in interest rates can impact our net interest income as well as the valuation of our assets and liabilities. Based on NFS's analysis of the interest rate sensitivity of NFS's assets, an increase in the general level of interest rates may negatively affect the market value of the portfolio equity, but will positively affect NFS's net interest income since most of our assets have floating rates of interest that adjust fairly quickly to changes in market rates of interest. Additionally, an increase in interest rates may, among other things, reduce the demand for loans and our ability to originate loans. A decrease in the general level of interest rates may affect NFS through, among other things, increased prepayments on Northsight's loan and mortgage-backed securities portfolios and increased competition for loans. Accordingly, changes in the level of market interest rates affect Northsight's net yield on interest-earning assets, loan origination volume, loan and mortgage-backed securities portfolios, and Northsight's overall results.

The  current  dislocations  in the  subprime  mortgage  sector,  and the current
--------------------------------------------------------------------------------
weakness in the broader  financial  market,  could  adversely  affect NFS, which
--------------------------------------------------------------------------------
could  result  in  increases  in  defaults,  reductions  in  our  liquidity  and
--------------------------------------------------------------------------------
reductions in the value of the investments in our portfolio.
-----------------------------------------------------------

The continuing dislocations in the subprime mortgage sector and the current weakness in the broader financial market could adversely affect the Northsight portfolio and could cause NFS to be unable to continue to raise additional financing. This could potentially limit our ability to continue operations, increase our costs and reduce our liquidity.

Recent developments in the market for many types of mortgage products have resulted in reduced liquidity for, and value of, these assets. Although this reduction in liquidity has been most acute with regard to subprime assets, there has been an overall reduction in liquidity and value across the credit spectrum of mortgage products.

NFS's/Northsight's mortgage loan originations are dependent on external factors.
--------------------------------------------------------------------------------

     o As a mortgage lender, through Northsight, the NFS subsidiary, is subject to changes in consumer and real estate-related laws and regulations that could subject NFS to lawsuits or adversely affect NFS profitability or ability to remain competitive.

     o Northsight must comply with the applicable licensing and other regulatory requirements of each jurisdiction in which Northsight is authorized to lend. Northsight is subject to examination by each such jurisdiction, and if it is determined that we are not in compliance with the applicable requirements, Northsight may be fined and the license to lend may be suspended or revoked.

     o Northsight is competing for mortgage loans against much larger, better-known mortgage originators that affect our ability to originate mortgage loans at attractive yields and spreads.


Deteriorating  credit  quality,  particularly  in residential  construction  and
--------------------------------------------------------------------------------
development loans, may adversely impact NFS.
-------------------------------------------

The real estate industry has experienced a downturn in credit performance, particularly in the third and fourth quarters of 2007, credit conditions may continue to deteriorate in the near term. This deterioration may result in higher costs associated with real estate development projects for NFS.

Recently  declining  values of  residential  real estate may increase our credit
--------------------------------------------------------------------------------
losses, which would negatively affect our financial results.
-----------------------------------------------------------

NFS, through its subsidiary Northsight, offers secured loans, including commercial loans, real estate, construction, home equity, and consumer loans. Northsight loans are secured by real estate (both residential and commercial) in the market area. A major change in the real estate market, such as deterioration in the value of this collateral, or in the local or national economy, could adversely affect our customer's ability to pay these loans, which in turn could impact us. Risk of loan defaults and foreclosures are unavoidable in the banking industry, and Northsight tries to limit our exposure to this risk by monitoring the extensions of credit and collateral, carefully. NFS cannot fully eliminate credit risk, and as a result credit losses may occur in the future.


Risk Factors Related to Our Stock

The regulation of penny stocks by SEC and NASD may discourage the tradability of
--------------------------------------------------------------------------------
NFS securities.
--------------

NFS is a "penny stock" company. Our securities currently trade on the OTC Bulletin Board and are subject to a Securities and Exchange Commission rule that imposes special sales practice requirements upon broker-dealers who sell such securities to persons other than established customers or accredited investors. For purposes of the rule, the phrase "accredited investors" means, in general terms, institutions with assets in excess of $5,000,000, or individuals having a net worth in excess of $1,000,000 or having an annual income that exceeds $200,000 (or that, when combined with a spouse's income, exceeds $300,000). For transactions covered by the rule, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser's written agreement to the transaction prior to the sale. Effectively, this discourages broker-dealers from executing trades in penny stocks. Consequently, the rule will affect the ability of purchasers in this offering to sell their securities in any market that might develop therefore because it imposes additional regulatory burdens on penny stock transactions.

In addition, the Securities and Exchange Commission has adopted a number of rules to regulate "penny stocks." Such rules include Rules 3a51-1, 15g-1, 15g-2, 15g-3, 15g-4, 15g-5, 15g-6, 15g-7, and 15g-9 under the Securities and Exchange Act of 1934, as amended. Because our securities constitute "penny stocks" within the meaning of the rules, the rules would apply to us and to our securities. The rules will further affect the ability of owners of shares to sell our securities in any market that might develop for them because it imposes additional regulatory burdens on penny stock transactions.

Shareholders should be aware that, according to Securities and Exchange Commission, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (i) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (ii) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (iii) "boiler room" practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (iv) excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and (v) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired consequent investor losses. NFS's management is aware of the abuses that have occurred historically in the penny stock market. Although NFS does not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to NFS securities.

NFS will pay no foreseeable dividends in the future.
---------------------------------------------------

NFS has not paid dividends on its common stock and do not ever anticipate paying such dividends in the foreseeable future.

Rule 144 sales in the future may have a depressive effect on NFS stock price.
----------------------------------------------------------------------------

Some of the outstanding shares of common stock held by our present officers, directors, and affiliate stockholders are "restricted securities" within the meaning of Rule 144 under the Securities Act of 1933, as amended. As restricted Shares, these shares may be resold only pursuant to an effective registration statement or under the requirements of Rule 144 or other applicable exemptions from registration under the Act and as required under applicable state securities laws. Rule 144 provides in essence that a person who has held restricted securities for six months may, under certain conditions, sell every three months, in brokerage transactions, a number of shares that does not exceed the greater of 1.0% of a company's outstanding common stock or the average weekly trading volume during the four calendar weeks prior to the sale. There is no limit on the amount of restricted securities that may be sold by a non-affiliate after the owner has held the restricted securities for a period of six months. A sale under Rule 144 or under any other exemption from the Act, if available, or pursuant to subsequent registration of shares of common stock of present stockholders, may have a depressive effect upon the price of the common stock in any market.

NFS investors may suffer future  dilution due to issuances of shares for various
--------------------------------------------------------------------------------
considerations in the future.
----------------------------

There may be substantial dilution to NFS shareholders as a result of future decisions of the Board to issue shares without shareholder approval for cash, services, or acquisitions.

NFS stock may be thinly  traded  and as a result  shareholders  may be unable to
--------------------------------------------------------------------------------
sell at or near ask prices or at all if shareholders desire to liquidate shares.
--------------------------------------------------------------------------------

The shares of NFS common stock, are thinly-traded on the OTC Bulletin Board, meaning that the number of persons interested in purchasing our common shares at or near ask prices at any given time may be relatively small. This situation is attributable to a number of factors, including the fact that NFS is a small company which is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if NFS came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an early stage company or purchase or recommend the purchase of any of our Securities until such time as NFS became more seasoned and viable. As a consequence, there may be periods of several days or more when trading activity in our Securities is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on NFS's Securities price. NFS cannot give you any assurance that a broader or more active public trading market for our common Securities will be sustained. Due to these conditions, NFS can give investors no assurance that they will be able to sell their shares at or near ask prices or at all if their desire to liquidate their Securities of NFS.

NFS common stock may be volatile,  which  substantially  increases the risk that
--------------------------------------------------------------------------------
shareholders  may not be able to sell NFS  Securities at or above the price that
--------------------------------------------------------------------------------
paid for the security.
---------------------

Because of the limited trading market for NFS common stock and because of the possible price volatility, shareholders may not be able to sell NFS shares of common stock when desired. The inability to sell NFS Securities in a rapidly declining market may substantially increase the risk of loss because of such illiquidity and because the price for NFS Securities may suffer greater declines because of the price volatility.

The price of NFS common stock that will prevail in the market after this offering may be higher or lower than the price the shareholder may pay. Certain factors, some of which are beyond our control, that may cause our share price to fluctuate significantly include, but are not limited to the following:

     o    Variations in our quarterly operating results;
     o Loss of a key relationship or failure to complete significant transactions;
     o    Additions or departures of key  personnel;  and
     o    Fluctuations in stock market price and volume.

Additionally, in recent years the stock market in general, and the over-the-counter markets in particular, have experienced extreme price and volume fluctuations. In some cases, these fluctuations are unrelated or disproportionate to the operating performance of the underlying company. These market and industry factors may materially and adversely affect NFS stock price, regardless of our operating performance. In the past, class action litigation often has been brought against companies following periods of volatility in the market price of those companies common stock. If NFS become involved in this type of litigation in the future, it could result in substantial costs and diversion of management attention and resources, which could have a further negative effect on the investment in NFS stock.

ITEM 2. DESCRIPTION OF PROPERTIES

Corporate Offices

In February 2008, the Company along with its subsidiary, Northsight opened offices at 2000 S. Colorado Blvd, Suite 2000, Denver, Colorado. The lease for this office is approximately $4,601 per month. The lease has a term of approximately 3 years.

The Company maintains an office at the home of the President, John McKowen. The Company reimburses Mr. McKowen at the rate of $3,500 per month for the use of the facilities.

During the period of January 1, 2007 through June 30, 2007, the Company leased office space at 8310 South Valley Highway, 3rd Floor, Englewood, Colorado 80112. The lease for this space expired in June 2007. The Company paid $4,500 per month for the use of this office and related facilities.

Northsight Offices

Northsight, our subsidiary, also has offices located at 8520 E. Shea Blvd., Scottsdale, Arizona. The lease for this facility has a current lease rate of approximately $6,700 per month through December 31, 2009.

ITEM 3.  LEGAL PROCEEDINGS

Neither the Company and/or its officers and directors are subject to any legal proceedings of which we are aware of.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the year ended December 31, 2007, no matters were submitted to the shareholders for approval, nor did the Company hold a shareholders' meeting.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

PRICE RANGE OF COMMON STOCK

The Common Stock is presently traded on the over-the-counter market on the OTC Bulletin Board maintained by the Financial Industry Regulatory Authority ("FINRA"). On September 17, 2007, our common stock began trading on the over-the-counter bulletin board. The NASDAQ symbol for the common stock is "NVDF."

The following table sets forth the range of high and low bid quotations for the common stock of each full quarterly period during the fiscal year that our stock was trading. The quotations were obtained from information published by the NASD and reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.


           2007 Fiscal Year              High                    Low
           ----------------              ----                    ---
        March 31, 2007                  $ 0.00                 $ 0.00
        June 30, 2007                     0.00                   0.00
        September 30, 2007                0.60                   0.10
        December 31, 2007                 1.12                   0.30


As of December 31, 2007, there were 256 shareholders of record. We estimate that there are approximately 1,000 beneficial shareholders. In many instances, a registered stockholder is a broker or other entity holding shares in street name for one or more customers who beneficially own the shares.

Our transfer agent is Computershare, 350 Indiana Street, Suite 800, Golden, Colorado 80401. The telephone number is 303-262-0710.

Dividends
---------

As of the filing of this prospectus, we have not paid any dividends to shareholders. There are no restrictions which would limit our ability to pay dividends on common equity or that are likely to do so in the future. The Colorado Revised Statutes, however, do prohibit us from declaring dividends where, after giving effect to the distribution of the dividend; we would not be able to pay our debts as they become due in the usual course of business; or our total assets would be less than the sum of the total liabilities plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

Penny Stock
-----------

Penny Stock Regulation Broker-dealer practices in connection with transactions in "penny stocks" are regulated by certain penny stock rules adopted by the Securities and Exchange Commission. Penny stocks generally are equity securities with a price of less than $5.00. Excluded from the penny stock designation are securities registered on certain national securities exchanges or quoted on NASDAQ, provided that current price and volume information with respect to transactions in such securities is provided by the exchange/system or sold to established customers or accredited investors.

The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in connection with the transaction, and the monthly account statements showing the market value of each penny stock held in the customer's account. In addition, the penny stock rules generally require that prior to a transaction in a penny stock, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction.

These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules. As our securities have become subject to the penny stock rules, investors may find it more difficult to sell their securities.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto and the other financial information included elsewhere in this report. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward looking statements as a result of any number of factors, including those set forth under "Risk Factors" on page 15 and elsewhere in this report.

PLAN OF OPERATIONS
------------------

OVERVIEW

NFS currently is focusing its business development activities on its subsidiary, Northsight. Northsight business activities are focused on providing residential real estate investors and purchasers' bridge financing to purchase and rehabilitate discounted or foreclosed residential real estate property.

RESULTS OF OPERATIONS
---------------------

For the Year Ended  December  31, 2007  Compared to the Year Ended  December 31,
2006

Our revenues are a result of the activities of Northsight in the mortgage industry.

During the year ended December 31, 2007, we had revenues of $689,000, compared to $1,508,000 in revenues during the year ended December 31, 2006, from the activities of its subsidiary, Northsight, Inc. in its operations in the mortgage industry. The decrease of $819,000 was primarily a result of the downward turn in the overall market of the mortgage industry.

During the year ended December 31, 2007, operating expenses were $1,634,000 compared to $2,499,000 for the year ended December 31, 2006. The decrease of $865,000 was a result of management's overall efforts during the last year to reduce and eliminate general and administrative expenses. During the year ended December 31, 2007, we had general and administrative expenses of $1,630,000 and depreciation of $4,000. During the year ended December 31, 2007, we incurred an operating loss of approximately $945,000.

During the year ended December 31, 2007, we recognized a gain on the sale of our investment in BPZ of $5,212,000 compared to $67,000 for the year ended December 31, 2006. The increase of $5,145,000 was a result of the volume of shares that we sold and the increase in price of BPZ in 2007 over the prior year.

During the year ended December 31, 2007, we recognized a gain on the settlement of debt of $50,000. This was from the negotiation of settlement of an outstanding debt of $100,000. The Company continues to pursue the collection of the balance of the settlement.

During the year ended December 31, 2007, we recognized a net income of $4,287,000 compared to a net loss of $464,000 during the year ended December 31, 2006. The resulting increase in net income was a direct result of the $5,212,000 gain recognized on the sale of our investment in BPZ, offset by the $819,000 decrease in revenue and the $762,000 decrease in operating expenses.

LIQUIDITY
---------

From the Company's inception through December 31, 2007, we have funded our operations primarily from the following sources:

         o      Equity proceeds through private placements of NFS securities;

         o      Revenue generated from operations;

         o      Loans and lines of credit;

         o      Sales of equity investments;

         o      Proceeds from the exercise of legacy Navidec, Inc. Options

Cash flow from operations has not historically been sufficient to sustain our operations without the above additional sources of capital. As of December 31, 2007, the Company had cash and cash equivalents of $1,424,000 and a working capital surplus of approximately $1,023,000.

Cash flow provided by our operating activities totaled $1,292,000 for the year ended December 31, 2007. Cash flows provided by our investing activities for the year ended December 31, 2007 were $1,147,000. We received proceeds of $17,000 from the sale of equity investments. We had a net increase in our investments of $634,000. We expended $14,000 in the purchase of fixed assets and $450,000 in funding notes receivables.

Net cash used in financing activities was approximately $1,194,000 for the year ended December 31, 2007. We realized $50,000 from the exercise of options during the year ended December 31, 2007. We recognized an unrealized gain on securities of $816,000.


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

RESERVES FOR BAD DEBT

NFS's policy on reserves for bad debt determines the timing and recognition of expenses. The Company follows guidelines that reserve based off of historical and account specific trends; however, certain judgments affect the application of NFS bad debt reserve policy. NFS receivables are recorded net of an allowance for doubtful accounts which requires management to estimate amounts due which may not be collected. This estimate requires consideration of general economic conditions, overall historical trends related to the Company's collection of receivables, customer specific payment history, and customer specific factors affecting their ability to pay amounts due. Management routinely assesses and revises its estimate of the allowance for doubtful accounts. As of year ended December 31, 2007, we had no reserves for that debt.

GOODWILL AND INTANGIBLE ASSETS

Intangible assets are amortized on a straight-line basis over their estimated useful lives. Goodwill is evaluated annually to determine if its value has been impaired. On September 11, 2003, NFS entered into a purchase agreement with NMG and its sole member that provided for the transfer of 80% of the issued and outstanding membership units of NMG to NFS resulting in the realization of $190,000 of goodwill. This membership interest was transferred to NFS pursuant to the terms of the merger agreement. During the year ended December 31, 2007, NFS purchased the remaining 20% of NMG. Management determined that the goodwill established for these transactions would be eliminated for the period ended December 31, 2007.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

NFS is exposed to the impact of interest rate changes and change in the market values of the Company's investments. Based on NFS's market risk sensitive instruments outstanding as of December 31, 2007, as described below, it has determined that there was no material market risk exposure to the Company's consolidated financial position, results of operations, or cash flows as of such date. NFS does not enter into derivatives or other financial instruments for trading or speculative purposes.

INTEREST RATE RISK

At December 31, 2007, the Company's exposure to market rate risk for changes in interest rates relates primarily to its borrowings, as well as, its mortgage services business. NFS has not used derivative financial instruments in its credit facilities. A hypothetical 10% increase in the Prime rate would not be significant to the Company's financial position, results of operations, or cash flows.

INVESTMENT RISK

In addition to the NFS's investments in securities of BPZ, from time to time NFS has made investments in equity instruments in companies for business and strategic purposes. These investments, when held, are included in other long-term assets and are accounted for under the cost method since ownership is less than 20% and NFS does not assert significant influence.

INFLATION

NFS does not believe that inflation will have a material impact on its future operations.

ITEM 7. FINANCIAL STATEMENTS

The Report of the Independent Registered Accounting Firm appearing at Page F-1 and the Consolidated Financial Statements and Notes to Consolidated Financial Statements appearing at Pages F-2 through F-26 hereof are incorporated herein by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

During the year ended December 31, 2007, we had no disagreements with our Independent Registered Public Accounting Firm, Jaspers + Hall, P.C.

ITEM 8A. CONTROLS AND PROCEDURES

Disclosures Controls and Procedures

We have adopted and maintain disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act, is recorded, processed, summarized and reported within the time periods required under the SEC's rules and forms and that the information is gathered and communicated to our management, including our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), as appropriate, to allow for timely decisions regarding required disclosure.

As required by SEC Rule 15d-15(b), Mr. John McKowen, our Chief Executive Officer and Principal Financial Officer carried out an evaluation under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act

Rule 15d-14 as of the end of the period covered by this report. Based on the foregoing evaluation, Mr. McKowen has concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC filings and to ensure that information required to be disclosed in our periodic SEC filings is accumulated and communicated to our management, including our Chief Executive Officer, to allow timely decisions regarding required disclosure as a result of the deficiency in our internal control over financial reporting discussed below.

ITEM 8A.   CONTROLS AND PROCEDURES

Management's Annual Report on Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the company in accordance with as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

         (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

         (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

         (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management's assessment of the effectiveness of the small business issuer's internal control over financial reporting is as of the year ended December 31, 2007. We believe that internal control over financial reporting is effective. We have not identified any, current material weaknesses considering the nature and extent of our current operations and any risks or errors in financial reporting under current operations.

This annual report does not include an attestation report of the company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management's report in this annual report.

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.


ITEM 8B. OTHER INFORMATION

None

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16 (a) OF THE EXCHANGE ACT

At December 31, 2007, our officers and directors were the individuals listed below:

                        Age                                             Term

John McKowen             58    Chief Executive Officer,                Annual
                               Chief Financial Officer,
                               Chairman of the Board of
                               Directors

Howard L. Farkas         83    Director                                Annual

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

The directors and officers of the Company will devote such time to the Company's affairs on an "as needed" basis, but no less than 20 hours per month. As a result, the actual amount of time, which they will devote to the Company's affairs is unknown and is likely to vary substantially from month to month.

BIOGRAPHICAL INFORMATION

Management will devote minimal time to the operations of the Company, and any time spent will be devoted to screening and assessing and, if warranted, negotiating to acquire business opportunities.

JOHN R. MCKOWEN. Mr. McKowen has served as the Chief Executive Officer and a Director and Chairman of the Board of the Company since the Company was founded in December 2002, Mr. McKowen also served as President and Chief Executive Officer of Navidec, Inc. from August 2003 to September 2004 and served as a director of Navidec, Inc., now BPZ, from December 2002 to May 2005. Mr. McKowen was hired by Navidec, Inc. as a financial consultant in 1996 and was involved in the private, public and secondary financing of Navidec, Inc. He served as a financial consultant to Navidec, Inc. until March 1999. Mr. McKowen began his career in the financial services industry 1978. In 1984 Mr. McKowen began working as an independent consultant and has worked in that capacity for the last 23 years. Mr. McKowen received a B.A. in economics from Metropolitan State College.

ROBERT D. GRIZZLE (45). Mr. Grizzle resigned as the Chief Operating Officer and Chief Financial Officer in September 2007. He served as the Chief Operating Officer from June 2005 through September 2007. He served as the Chief Financial Officer of the Company from September 2004 through September 2007. He served as the President of the Company from June 2005 through September 2004. From

September 2004 to July 2005, Mr. Grizzle served as Secretary of NFS. From February 2004 to September 2004 he served as Vice President of Finance for
Navidec, Inc. He has over 23 years of finance, accounting, and management experience. In 1986, Mr. Grizzle joined Coopers & Lybrand (now Price Waterhouse Coopers). During his tenure there he served nationally as an analyst and project manager. His activities were primarily focused on the development and implementation of partnership tax allocations and investor relations software systems. In 1994, Mr. Grizzle began work as an independent consultant. He worked in that capacity until joining Navidec, Inc. as the Vice President of Finance in early 2004. Mr. Grizzle received a B.S.B.A. degree in Finance from the University of Northern Colorado.

HOWARD L. FARKAS. Mr. Farkas serves as a Director of the Company. Mr. Farkas is the owner and managing broker of Windsor Gardens Realty, Inc., a residential real estate brokerage company, which he co-founded in 1964. He also serves as President of Farkas Group, Inc., a company that provides management services to various business interests. He serves as a director of Synthetech, Inc., a public chemical research and manufacturing company whose products are used extensively in new drug research; Logic Devices, Inc., a publicly held and traded semiconductor design and manufacturing company for which he also serves as Chairman; Northwestern Engineering Company, a privately held real estate, lumber processing, and hotel owner and operator; and Ivory LLC, Aragorn LLC, Strider LLC, Angel LLC, and Buddy LLC, all of which are in the gas and oil exploration and development business.

Mr. Farkas is a licensed CPA, though not presently in practice, a real estate broker, and graduated from the University of Denver with a BS (BA) degree. He has had extensive experience in running large companies in the condominium construction and management business over a period in excess of twenty years.

KEY EMPLOYEE OF OPERATING SUBSIDIARY

DANIEL F. WALEN. Daniel F. Walen is considered a key employee as managing member of Northsight Mortgage Group, LLC, and a subsidiary. Mr. Walen has been the Managing Member of Northsight, a majority-owned subsidiary of NFS, since 2003. Mr. Walen has over 35 years of experience in banking and mortgage management. From 1988 through 1999, Mr. Walen owned Valley Financial Funding, LLC, which he sold in December 1999. Mr. Walen also served as President, Vice President and as an Investment Officer of several Midwest banks from 1967 to 1988. Mr. Walen received a double major in Business Administration from Moorhead State University in Moorhead, Minnesota.

COMMITTEE OF THE BOARD OF DIRECTORS

We are managed under the direction of its board of directors. NFS's board of directors plans to establish an audit committee as soon as practicable.

CONFLICTS OF INTEREST - GENERAL

Our directors and officers are, or may become, in their individual capacities, officers, directors, controlling shareholder and/or partners of other entities engaged in a variety of businesses. Thus, there exist potential conflicts of interest including, among other things, time, efforts and corporation opportunity, involved in participation with such other business entities. While each officer and director of our business is engaged in business activities outside of our business, they devote to our business such time as they believe to be necessary.

CONFLICTS OF INTEREST - CORPORATE OPPORTUNITIES

Presently no requirement contained in our Articles of Incorporation, Bylaws, or minutes which requires officers and directors of our business to disclose to us business opportunities which come to their attention. Our officers and directors do, however, have a fiduciary duty of loyalty to us to disclose to us any business opportunities which come to their attention, in their capacity as an officer and/or director or otherwise. Excluded from this duty would be opportunities which the person learns about through his involvement as an officer and director of another company. We have no intention of merging with or acquiring an affiliate, associate person or business opportunity from any affiliate or any client of any such person.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act requires our Officers and Directors, and persons who own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership with the SEC. Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based solely on our review of copies of such reports received, and representations from certain reporting persons, we believe that, during the fiscal year ended December 31, 2007, all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were filed in compliance with all applicable requirements.

ITEM 10.  EXECUTIVE COMPENSATION

The following table sets forth certain information concerning compensation paid by the Company to the President and the Company's two most highly compensated executive officers for the fiscal year ended December 31, 2007, 2006 and 2005 (the "Named Executive Officers"):


                              SUMMARY EXECUTIVES COMPENSATION TABLE
                              -------------------------------------

                                                                Non-equity    Non-qualified
                                                                incentive        deferred
                                          Stock     Option         plan        compensation     All other
   Name &               Salary    Bonus    awards    awards    compensation      earnings      compensation    Total
  Position      Year      ($)      ($)      ($)       ($)          ($)             ($)             ($)          ($)
-------------- -------- -------- -------- --------- --------- --------------- --------------- --------------- --------

John           2007(1)  156,000  100,000     0         0            0               0               0         256,000
McKowen,        2006    150,000     0        0         0            0               0               0         150,000
President       2005    125,000  28,902      0         0            0               0               0         153,902
-------------- -------- -------- -------- --------- --------- --------------- --------------- --------------- --------
Robert         2007(2)  87,500      0        0         0            0               0               0         87,500
Grizzle,        2006    112,500     0        0         0            0               0               0         112,500
CFO & COO(1)    2005     98,483  21,677      0         0            0               0               0         120,115
-------------- -------- -------- -------- --------- --------- --------------- --------------- --------------- --------

(1) During the year ended December 31, 2007, Mr. McKowen received a cash bonus of $100,000, which was offset against advances of $5,372 owed to the Company. He received a net amount of $94,638 before taxes.
(2) In September 2007, Mr. Grizzle resigned as the Chief Financial Officer and Chief Operating Officer of the Company.


                          OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END
                          --------------------------------------------

The following table sets forth certain information concerning outstanding equity awards held by the President and our most highly compensated executive officers for the fiscal year ended December 31, 2007 (the "Named Executive Officers"):

                           Option Awards Stock awards
------------- ----------------------------------------------------------- --------------------------------------------
                                                                                                            Equity
                                                                                                            incentive
                                       Equity                                                               plan
                                       incentive                                                Equity      awards:
                                       plan                                                     incentive   Market
                                       awards:                                                  plan        or
              Number of    Number of   Number of                          Number     Market     awards:     payout
              securities  securities   securities                         of         value of   Number of   value of
              underlying  underlying   underlying                         shares     shares     unearned    unearned
              unexercised unexercised  unexercised   Option      Option   or units   of units   shares,     shares,
              options       options    unearned    exercise   expiration  of stock   of stock   units or    units or
    Name      (#)             (#)       options      price       date     that       that       other       others
              exercisable unexercisable   (#)         ($)                 have not   have not   rights      rights
                                                                           vested     vested    that have   that
                                                                             (#)        ($)     not         have not
                                                                                                vested (#)   vested
                                                                                                               ($)
------------- ----------- ------------ ----------- ----------- ---------- ---------- ---------- ----------- ----------

John
McKowen,
President     1,460,948        0           0         $1.25       2017         0          0          0           0
------------- ----------- ------------ ----------- ----------- ---------- ---------- ---------- ----------- ----------
Robert
Grizzle,       200,000         0           0         $0.05    9/21/2014       0          0          0           0
CFO & COO      452,362         0           0         $1.25       2017         0          0          0           0
------------- ----------- ------------ ----------- ----------- ---------- ---------- ---------- ----------- ----------

                                      DIRECTOR COMPENSATION
                                      ---------------------

The following table sets forth certain information concerning compensation paid to our directors for services as directors, but not including compensation for services as officers reported in the "Summary Executives Compensation Table" during the year ended December 31, 2007:


                                                                           Non-qualified
                                                             Non-equity      deferred
                 Fees earned                                 incentive     compensation     All other
                  or paid in      Stock         Option          plan         earnings      compensation      Total
     Name            cash       awards ($)    awards ($)    compensation        ($)            ($)            ($)
                     ($)                                        ($)
---------------- ------------- ------------- ------------- --------------- -------------- --------------- ------------
John McKowen        $ -0-         $ -0-         $ -0-          $ -0-           $ -0-          $ -0-          $ -0-
---------------- ------------- ------------- ------------- --------------- -------------- --------------- ------------
Howard Farkas       $ -0-         $ -0-         $ -0-          $ -0-           $ -0-          $ -0-          $ -0-
---------------- ------------- ------------- ------------- --------------- -------------- --------------- ------------

Each outside director receives $1,000 for each director's meeting attended in person and $500 for each meeting attended telephonically. Additionally, each member of the Audit Committee will receive $500 for each meeting attended of that committee, such meetings generally occurring immediately following a regularly scheduled director's meeting. No such Director Compensation was paid in the years ended December 31, 2007 or 2006.

LONG TERM COMPENSATION PLANS AND STOCK OPTIONS

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

Stock Option Plan

On May 6, 2005, the Company's board of directors adopted the Navidec Financial Services, Inc. 2005 Stock Option Plan pursuant to which the board may grant options to purchase a maximum of 5,000,000 shares of NFS common stock to key employees, directors and consultants. As of December 31, 2007, options to purchase an aggregate of 3,681,511 shares of common stock were issued and outstanding consisting of options to purchase 300,000 shares of common stock at an exercise price of $0.05 per share, options to purchase 25,000 shares of common stock at an exercise price of $1.00 per share and options to purchase an aggregate of 3,356,511 shares of common stock at an exercise price of $1.25 per share. The later options were granted to the Company's executive officers and Directors and are subject to approval by the shareholders at the next annual meeting of the Company. The option plan only provides for the grant of nonqualified stock options.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of outstanding shares of the Company's common stock as of December 31, 2007 on a fully diluted basis, by (a) each person known by the Company to own beneficially 5% or more of the outstanding shares of common stock, (b) the Company's directors, Chief Executive Officer and executive officers whose total compensation exceeded $100,000 for the last fiscal year, and (c) all directors and executive officers of the Company as a group.


        Title of Class              Name and Address of         Amount and Nature of          Percent of Class(2)
                                     Beneficial Owner             Beneficial Owner
------------------------------- ---------------------------- ---------------------------- ----------------------------
                                John McKowen(2)
                                President & Director
                                 2000 South Colorado
        Common shares           Blvd,, Suite 200
                                Denver, CO 80222                      3,032,129                     19.57%


        Common shares           Robert Grizzle(3)                      872,362                       5.63%
                                2000 South Colorado
                                Blvd,, Suite 200
                                Denver, CO  80222

        Common shares           Howard Farkas(4)                      1,323,200                      7.90%
                                2000 South Colorado
                                Blvd,, Suite 200
                                Denver, CO  80222

                                                             ---------------------------- ----------------------------
All  Directors  and  Executive
Officers   as   a   Group   (2
persons)                                                              4,255,329                     27.47%


   (1) Based upon 8,993,445 shares of common stock issued and outstanding and assuming the exercise of warrants exercisable for 2,815,000 shares of common stock and options exercisable for 3,681,511 shares of common stock at December 31, 2007. Fully diluted there would be 15,489,956 shares of common stock issued and outstanding.
   (2) Mr. McKowen holds, directly, 1,551,181 shares of the Company's common stock. He holds options exercisable for 1,480,948 shares of the Company's common stock.
   (3) Mr. Grizzle holds, directly, 220,000 shares of the Company's common stock. He holds options exercisable for 652,362 shares of the Company's common stock. Mr. Grizzle resigned as the Chief Financial Office and Chief Operating Officer of the Company in September 2007.
   (4) Mr. Farkas holds, directly and beneficially, 200,000 shares with his wife of the Company's common stock. He holds options exercisable for 1,023,200 shares of the Company's common stock.

ITEM  12.  CERTAIN   RELATIONSHIPS   AND  RELATED   TRANSACTIONS   AND  DIRECTOR
INDEPENDENCE

 Intercompany Transactions

Starting in July 2007, NFS began lending money to Northsight to enable Northsight to make short term, mortgage backed loans to borrowers who are purchasing deeply discounted or foreclosed residential real estate in Arizona and Colorado. As of December 31, 2007, NFS had lent Northsight $5,826,473. The loans to Northsight yield 12% and are callable on demand by NFS. The loans to Northsight are secured by a first security interest in Northsight's equity interest in its warehouse lines of credit and first deeds of trust. As of December 31, 2007, Northsight had $2,203,731 in short term bridge loans outstanding.

Officer and Directors Transactions

During the year ended December 31, 2007, the Company paid Mr. McKowen, the President of the Company, a bonus of $100,000. This bonus was offset against advances owed to the Company in connection with travel expenses. At the year ended December 31, 2007, the Company advanced funds totaling $5,374 to Mr. McKowen.

During the year ended December 31, 2007, the Company moved its offices to the home of its President and Director, John McKowen. The Company reimburses Mr. McKowen at the rate of $3,500 per month for the use of approximately 1,500 square feet in his home. During the year ended December 31, 2007, the Company reimbursed Mr. McKowen, $21,000 in rent.

On December 13, 2005, NFS sold its interest in AegisUSA. The terms of the sale provided for a $100,000 cash payment to NFS at and a $528,645.42 note due and payable to NFS on December 31, 2006. The note carried an 8% interest rate and was secured by 2,000,000 common shares and 3,000,000 preferred shares of Aegis. In addition, the note carried a price escalation of approximately $33,334 per month for each month that the note remained unpaid after January 31, 2006, until such time that a cumulative escalation of $400,000 is reached. At December 31, 2006 no payments due under the note had been made. Pursuant to the terms of the note and sale agreement, on or about January 22, 2007 the company demanded and received all Aegis and NFS stock pledged under the agreement. On April 9,2007 under the terms of note the Company filed a Demand for Arbitration with the Judicial Arbiter Group in Denver, Colorado. On May 3 2007, NFS signed a Settlement Agreement with Mr. Armijo and Mr. Grizzle and received $300,000 in cash from Mr. Ralph Armijo and the transfer of 68,862 share of NFS common stock and surrender of 100,000 options to purchase NFS common stock at $0.28 of the Company as payment in full for his obligation under the terms of the original note. At the same time the Company re-negotiated the terms of the original note with Mr. Grizzle's, the former Chief Financial Officer, whereby Mr. Grizzle executed a note payable to the Company for $450,000. The re-negotiated note carries an 8% interest rate and is secured by 1,000,000 Aegis common shares, 1,500,000 Aegis preferred shares, 220,000 shares of the Company's common stock and 200,000 options to purchase shares of the Company's common stock at $0.05 per share held by Mr. Grizzle. Further the note provides that the note shall be repaid at the earlier of one year from the date that the common stock of the Company is publicly traded and his shares are registered for resale under an effective registration statement filed by the Company or December 31, 2009. Under the terms of the Settlement Agreement dated May 17, 2007, Mr. Grizzle resigned as the Chief Operating Officer and the Chief Financial Officer of the Company, effective September 30, 2007.

                                     PART IV

ITEM 13.  EXHIBITS

The following is a complete list of exhibits filed as part of this Form 10KSB. Exhibit number corresponds to the numbers in the Exhibit table of Item 601 of Regulation S-B.

   No.                                          Description

3.1 Articles of Incorporation of Navidec Capital, Inc. filed with the Colorado Secretary of State on December 20, 2002.(1)

3.2 Articles of Amendment to Articles of Incorporation filed with the Colorado Secretary of State on October 24, 2003 to change the name of Navidec Capital, Inc. to Navidec Financial Services, Inc.(1)

3.3            Bylaws of Navidec Capital, Inc. (1)

4.1 Form of Specimen Certificate for Shares of Common Stock of Navidec Financial Services, Inc. (1)

4.2            Common  Stock  Purchase  Warrant  issued  by  Navidec   Financial
               Services, Inc. to The Elevation Fund, LLC on July 6, 2005

10.1 Stock Purchase Warrant dated July 8, 2004 for the acquisition of up to 1,500,000 shares of Navidec, Inc. common stock.(1)

10.2 Amended and Restated Employment Agreement, effective as of June 15, 2005, by and between John R. McKowen and the Company.(1)

10.3 Amended and Restated Employment Agreement, effective as of June 15, 2005, by and between Robert D. Grizzle and the Company.(1)

10.4 Merger Agreement, dated as of July 8, 2004, by and between Navidec, Inc. and BPZ Energy, Inc.(1)

10-5 Stock Purchase Agreement, dated as of April 7, 2005, by and between Navidec Financial Services, Inc. and AegisUSA Business Group, Inc. (1)


10.6           Navidec Financial Services, Inc. Management Incentive Plan (1)

10.7           Navidec Financial Services, Inc. 2005 Stock Option Plan. (1)

10.8 Business Consulting Agreement, dated July 22, 2005, by and between Waterton Financial Services, Inc. (1)

10.9 Business Consulting Agreement, dated July 26, 2005, by and between J. Paul Consulting Corp. and Navidec Financial Services, Inc.(1)

10.10          Loan Agreement,  dated as of July 6, 2005, by and between Navidec
               Financial   Services,   21.1  List  of  Subsidiaries  of  Navidec
               Financial Services, Inc.(1)

31.1 Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act*

32.1 Certification of Chief Executive Officer Pursuant to Section 906 of Sarbanes-Oxley Act*

(1) Incorporated by reference from the Form 10SB12G, filed with the Securities and Exchange Commission on July 13, 2006.
*  Filed herewith.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

We incurred $27,100 audit fees with our auditor, Jasper + Hall, PC, during the year ended December 31, 2007 ($20,000 during the fiscal year ended 2006) in respect of the audit for the fiscal years ended December 31, 2007 and 2006. These fees were paid by our majority shareholder on our behalf.

Tax Fees

We did not incur any tax fees with our current auditor, Jasper + Hall, PC, in the years ended December 31, 2007 and 2006.

All Other Fees

We incurred no other fees with our auditor.

It is the role of the Audit Committee, or in the absence of an audit committee, the Board of Directors, to consider whether, and determine that, the auditor's provision of non-audit services would be compatible with maintaining the auditor's independence.

JASPERS + HALL, PC
CERTIFIED PUBLIC ACCOUNTANTS
9175 Kenyon Avenue, Suite 100
Denver, CO 80237
303-796-0099

             Report of Independent Registered Public Accounting Firm


To the Board of Directors and Stockholders of Navidec Financial Services, Inc.


We have audited the accompanying consolidated balance sheet of Navidec Financial Services, Inc. as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.


We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.


In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Navidec Financial Services, Inc. of December 31, 2007 and 2006, and the related statements of operations, stockholders' equity and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.


/s/ Jaspers + Hall, PC
Jaspers + Hall, PC
Denver, Colorado
April 14, 2008


                       NAVIDEC FINANCIAL SERVICES, INC. AND SUBSIDIARY
                                  Consolidated Balance Sheets
                                         (In Thousands)


                                                                                       December 31,       December 31,
                                                                                           2007               2006
                                                                                        (Audited)          (Audited)
                                                                                     -----------------   ---------------

ASSETS:
  Current Assets:
     Cash and cash equivalents                                                                $ 1,424             $ 179
     Marketable securities                                                                          -                 3
     Accounts receivable, net                                                                       -                50
     S/T Mortgages receivable                                                                   2,204                 -
     S/T Note receivable - Jaguar Group LLC                                                     1,100                 -
     Accrued interest and advances receivable                                                      46                 -
     Advances receivable - related party                                                            5
     Prepaid expenses                                                                               -                42
                                                                                     -----------------   ---------------
     Total Current Assets                                                                       4,779               274
                                                                                     -----------------   ---------------

  Property, equipment and software, net                                                            39                25

  Other Assets
     Notes receivable - (Note 4) - Aegis/Grizzle                                                  450               900
     Investments BPZ Energy - (Note 4A)                                                         3,354               568
     Investments - (Note 4A)                                                                    1,639             5,019
     Other assets                                                                                  15                75
     Goodwill                                                                                       -               190
                                                                                     -----------------   ---------------
       Total Other Assets                                                                       5,458             6,752
                                                                                     -----------------   ---------------

TOTAL ASSETS                                                                             $     10,276           $ 7,051
                                                                                     =================   ===============


LIABILITIES & STOCKHOLDERS' EQUITY:
  Current Liabilities:
      Accounts payable                                                                          $  15              $ 77
      Short term borrowings                                                                       285                 -
      Accrued taxes and liabilities                                                               102                 -
                                                                                     -----------------   ---------------
        Total Current Liabilities                                                                 402                77
                                                                                     -----------------   ---------------

  MINORITY INTEREST                                                                                 -                43

  COMMITMENTS & CONTINGENCIES (Note 5)

  Stockholders Equity:
    Common stock, $0.001 par value, 100,000,000 shares                                              9                 8
        authorized, 8,993,583 and 7,950,047 shares issued and outstanding,
        December 31, 2007 and December 31, 2006, respectively
    Additional paid-in capital                                                                  7,552             9,413
    Treasury stock                                                                               (150)                -
    Unrealized gain on securities                                                               2,149             1,483
    Accumulated earnings  (deficit)                                                               314            (3,973)
                                                                                     -----------------   ---------------
        Total Stockholders' Equity                                                              9,874             6,931
                                                                                     -----------------   ---------------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                                                 $     10,276           $ 7,051
                                                                                     =================   ===============


The accompanying notes to the consolidated financial statements are an integral part of these statements.

                                      F-2




                         NAVIDEC FINANCIAL SERVICES, INC. AND SUBSIDIARY
                                     Statement of Operations
                                         (In Thousands)
                                           (Unaudited)

                                                                                          For the Year Ended
                                                                                             December 31,
                                                                                      2007                     2006
                                                                              ---------------------    ---------------------

Revenue                                                                               $        689                  $ 1,508
    Cost of Sales                                                                                -                        -
                                                                              ---------------------    ---------------------
Gross Profit                                                                                   689                    1,508
                                                                              ---------------------    ---------------------

Operating Expenses:
    General and administrative                                                               1,630                    2,437
    Impairment, depreciation and amortization                                                    4                       62
                                                                              ---------------------    ---------------------
        Total operating expenses                                                             1,634                    2,499

Loss from operations                                                                          (945)                    (991)
                                                                              ---------------------    ---------------------

Other income (expense)
   Gain on sale of investments                                                               5,212                       67
   Gain on sale of Aegis USA                                                                     -                      400
   Gain on settlement of debt                                                                   50                       27
   Interest income                                                                             202                       44
   Interest (expense)                                                                           (2)                      (1)
                                                                              ---------------------    ---------------------

   Total other income                                                                        5,462                      536
                                                                              ---------------------    ---------------------

Net Income (Loss) before minority interest and income tax                                  $ 4,517                   $ (455)
                                                                              =====================    =====================

   Minority Interest
      Minority interest in consolidated subsidiary                                               -                       (9)
      Impairment loss on good will                                                            (127)                       -
                                                                              ---------------------    ---------------------
Net Income (Loss) before taxes                                                               4,390                     (464)

Income Taxes
  Provision for income tax                                                                    (103)                       -

Net Income (Loss)                                                                          $ 4,287                   $ (464)
                                                                              =====================    =====================

Earnings Per Share:
    Basic                                                                                   $ 0.48                  $ (0.06)
    Diluted                                                                                 $ 0.28                  $ (0.03)

Weighted Average Shares Outstanding:
   Basic                                                                                     8,925                    7,950
                                                                              =====================    =====================
   Diluted                                                                                  15,379                   16,097
                                                                              =====================    =====================


The accompanying notes to consolidated financial statements are an integral part of these statements.

                                      F-3


                                 NAVIDEC FINANCIAL SERVICES, INC. AND SUBSIDIARY
                                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


For the Years Ended December 31, 2007 and 2006
         (In thousands - except number of shares)

                                  Voting                                                             Accumulated      Stockholder
                               Common Stock                Additional    Unrealized                    Profit           Equity
                       ------------------------------       Paid-in                    Treasury
                          Shares          Amount            Capital        Gain          Stock       (Deficit)
                       --------------   ------------    -------------- -------------   --------   ----------------  --------------

Balances,
   Dec 31, 2004            6,378,048            $ 6            $ 5,911        $ 375    $   -             $ (2,132)        $ 4,160
                       --------------   ------------    -------------- -------------   --------   ----------------  --------------

BPZ legacy options
  exercised                                                        963                                                        963
Options exercised            250,000              1                 13                                                         14
Common stock sold
  in private
  placement                1,322,000              1              1,323                                                      1,324
Additional paid-in
  capital from
  reorganization                                                 1,203                                                      1,203
Net loss                                                                                                   (1,377)         (1,377)
Comprehensive Income
     Gain on market-
     able securities                                                            450                                           450
Total Comprehensive
     gain/(loss)
                       --------------   ------------    -------------- -------------   --------   ----------------  --------------
Balances, Dec 31,
   2005                    7,950,048              8              9,413          825        -               (3,509)          6,737

Net loss                                                                                                     (464)           (464)
Comprehensive Income
    Gain on market-
    able securities                                                             658                                           658
Total Comprehensive
    gain/(loss)
                       --------------   ------------    -------------- -------------   --------   ----------------  --------------
Balances, Dec 31,
    2006                   7,950,048              8              9,413        1,483        -               (3,973)          6,931

Net income                                                                                                  4,287           4,287
  Options exercised        1,000,000              1                 49                                                         50
  Correct BPZ trans-
    action                    33,397                                 2                                                          2
  Correct private
    placement                 10,000
Remove BPZ warrants                                             (1,888)                                                    (1,912)
Northsight LLC to Inc.                                             190
Treasury Stock -
   Armijo settlement         (68,862)                                                     (150)                              (150)
Comprehensive other
   income
   Gain on marketable
     securities                                                                 666                                           816
                       --------------   ------------    -------------- -------------   --------   ----------------  --------------
Balances, Dec 31,
   2007                    8,924,583            $ 9            $ 7,552      $ 2,299    $  (150)               314        $ 10,024
                       ==============   ============    ============== =============   ========   ================  ==============


The accompanying notes to consolidated financial statements are an integral part of these financial statements.


                                      F-4


                        NAVIDEC FINANCIAL SERVICES, INC. AND SUBSIDIARY
                              Consolidated Statement of Cash Flows
                                         (In Thousands)
                                            Audited

                                                                                                       For the Years Ended
                                                                                                            December 31,
                                                                                                     2007                2006
                                                                                               -----------------    ----------------
Cash Flows from Operating Activities:

     Net Income (Loss)                                                                              $ 4,414             $  (464)
     Adjustments to reconcile net loss to net cash used in operating activities:
        Depreciation expense                                                                              4                  62
        Provision for bad debt on note receivable                                                         -                 (98)
        Gain on sale investments                                                                        (21)               (534)
        Marketable securities                                                                             3                   -
        Gain on settlement of debt                                                                        -                 (27)
        Minority interest                                                                               (43)                  9
    Changes in operating assets and liabilities:
          Accounts receivable                                                                            50                  (6)
          Prepaid expenses and other assets                                                              42                  42
          Short term loans receivable                                                                (3,304)
          Accrued interest and advances                                                                 (51)
          Accounts payable                                                                              (62)                172
          Accrued liabilities and other                                                                 387                  89
                                                                                               -----------------    ----------------

Net Cash (Used In)/Provided By Operating Activities                                                   1,418                (755)
                                                                                               -----------------    ----------------

Cash Flows from Investing Activities:
     Investments (increased)/decreased
        Boston real estate                                                                           (1,240)                  -
        Other real estate                                                                              (359)
        Northsight, Inc. purchase of interest                                                          (190)                  -
        Marketable securities                                                                        (2,785)                  -
        BPZ warrants/goodwill                                                                         5,018                   -
     Notes receivable                                                                                   450                (346)
     Increase in fixed assets                                                                           (14)                  -
     Other assets                                                                                        60                   -
     Proceeds from sale of equity investments                                                            17                 893
                                                                                               -----------------    ----------------

Net Cash (Used By) Investing Activities                                                                (957)                547
                                                                                               -----------------    ----------------

Cash Flows from Financing Activities:
     Payments on notes payable and capital lease obligations                                              -                (300)
     Option exercise proceeds                                                                             -                 288
     Net increase/(decrease) in Additional Paid in Capital                                           (1,797)                  -
     Increase in Common Stock                                                                             1                   -
     Unrealized gain/(loss) on securities                                                               666                   -
                                                                                               -----------------    ----------------

Net Cash Used By Financing Activities                                                                (1,130)                (12)
                                                                                               -----------------    ----------------

Net Increase (Decrease) in Cash & Cash Equivalents                                                    1,245                (219)

Beginning Cash & Cash Equivalents                                                                       179                 398
                                                                                               -----------------    ----------------

Ending Cash & Cash Equivalents                                                                      $ 1,424              $  179
                                                                                               =================    ================


Supplemental Disclosure of Cash Flow Information
     Cash paid for Interest                                                                           $   2                 $ -
                                                                                               =================    ================
     Cash paid for Income Taxes                                                                       $   -                 $ -
                                                                                               =================    ================


The accompanying notes to consolidated financial statements are an integral part of these statements.



                 NAVIDEC FINANCIAL SERVICES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2007 and 2006

NOTE 1 - ORGANIZATION

Navidec Financial Services, Inc. ("NFS" or "Company") was incorporated in December 2002, as a wholly owned subsidiary of Navidec Inc. ("Old Navidec"). In July 2004, Old Navidec entered into a definitive agreement to acquire BPZ Energy, Inc. a Texas corporation established in 2001 ("BPZ"). As a condition of this agreement, Old Navidec transferred all of its historical operations into PNFS. In September 2004, Navidec Inc. consummated a reverse merger with BPZ. In connection with the merger, Old Navidec changed its name to BPZ Energy Inc. in February 2005. Also pursuant to the merger agreement, Old Navidec affected a spin-off of NFS to the shareholders of record of Old Navidec and assigned essentially all of its business assets and liabilities to Navidec Financial Services, Inc.

The Company's primary focus is developing its subsidiary, Northsight, Inc., which provides mortgage lending from a retail segment and a segment focused on providing interim funding for purchasers of foreclosed and auctioned properties. In 2007 annual revenues for the mortgage services division were approximately $689,000. In 2006, the revenues were approximately $1,508,000. During the year ended December 31, 2007, we incurred an operating loss of approximately $945,000. The Company exercised options to purchase shares of BPZ Energy and then sold the shares in the open market. This activity produced a onetime gain of approximately $5,212,000. Other income contributed an additional $250,000.

The mortgage services division is focused on the Phoenix and Scottsdale Arizona markets and is primarily engaged in the business of marketing, originating, and brokering residential mortgages secured by real estate. Northsight began operations during 2007. Northsight began focusing on the market segment of providing short-term funding for credit worthy buyers to purchase repossessed residential properties, in July 2007.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of NFS and its subsidiary, Northsight, Inc., formerly known as Navidec Mortgage Holdings, Inc. All significant inter-company balances and transactions have been eliminated in consolidation. NFS owns 98% of Northsight and the former minority member or Northsight Mortgage Group, LLC owns 2% of Northsight, Inc.

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

                 NAVIDEC FINANCIAL SERVICES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2007 and 2006

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

NFS performs ongoing evaluations of its clients' financial condition and generally does not require collateral, except for billings in advance of work performed. Management reviews accounts receivable periodically and reduces the carrying amount by a valuation allowance that reflects management's best estimate of amounts that may not be collectible. Allowances, if any, for uncollectible accounts receivable are determined based upon information available and historical experience. There was no allowance at December 31, 2007.

No sales to unaffiliated customers represented 10% or more of the Company's revenue for the year ended December 31, 2007.

INVESTMENTS

Investments in publicly traded equity securities over which NFS does not exercise significant influence are recorded at market value in accordance with Financial Accounting Statement ("FAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities," which requires that all applicable investments be classified as trading securities, available for sale securities or held-to-maturity securities. The Company has investments treated as available-for-sale securities that are restricted from sale in the open market under Section 144 and have limited trading volume. There can be no assurance that we will realize the recorded value of this investment due to the size of the investment and its limited trading volume. Comprehensive income includes net income or loss and changes in equity from the market price variations in stock and warrants held by the Company. The Company's comprehensive gain for the year ended December 31, 2007 was approximately $666,000.

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

                 NAVIDEC FINANCIAL SERVICES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2007 and 2006


REVENUE RECOGNITION

Mortgage Revenues

The Company primarily makes its operating revenue through its subsidiary, Northsight, Inc., by charging origination fees from borrowers and earning interest and penalty fees on outstanding loan balances. Northsight recognizes fee and interest income on bridge, asset and conventional mortage loans after mortgage loan transactions close. Northsight accrues interest and penalty interest income at the end of each quarter.

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

In the year ended December 31, 2007, the Company had deferred income tax liabilities of approximately $103,000 related primarily to profits generated on the sale of stock assets. This amount is the net result after an offset of approximately $4,113,000 in loss carryforwards.

ACCRUALS

The Company follows the practice of paying all bills when received and therefore has not accrued any expenses.

Prepaid expenses of approximately $42,000 at December 31, 2006 are prepaid legal fees, which were expensed during the year ended December 31, 2007.

STOCK BASED COMPENSATION

Beginning January 1, 2006, the Company adopted the provisions of and accounts for stock-based compensation in accordance with Statement of Financial Accounting Standards (SFAS) No. 123 - revised 2004 (SFAS 123R), Share-Based Payment, which replaced SFAS No. 123 (SFAS 123), Accounting for Stock-based Compensation, and supersedes APB Opinion No. 25 (APB 25), Accounting for Stock Issued to Employees. Under the fair value recognition provisions of this

                 NAVIDEC FINANCIAL SERVICES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2007 and 2006

statement, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which generally is the vesting period. The Company elected the modified-prospective method, under which prior periods are not revised for comparative purposes. The valuation provisions of SFAS 123R apply to new grants and to grants that were outstanding as of the effective date and are subsequently modified. All options granted prior to the adoption of SFAS 123R and outstanding during the periods presented were fully-vested at the date of adoption.

NET INCOME (LOSS) PER SHARE

Basic net income (loss) per share is computed by dividing net income (loss) available to common shareholders for the period by the weighted average number of common shares outstanding for the period. Diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common and potential common shares outstanding during the period.

Potentially dilutive securities consisting of 6,496,511 options and warrants have been excluded from the determination of diluted earnings per share because their effect would be anti-dilutive.

COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) includes net income or loss and changes in equity from the market price variations in the BPZ stock and options held by the Company. During the year ended December 31, 2007, net income was approximately $4,414,000 and the unrealized gain from BPZ stock was $666,000. The Company's total comprehensive gain for the year ended December 31, 2007 was approximately $666,000.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 2006, the Financial Accounting Standards Board ("FASB') issued Interpretation ("FIN") No. 48, "Accounting for Uncertainty in Income Taxes--an interpretation of FASB Statement No. 109." This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006. We believe that FIN No. 48 should not have a material impact on our financial position or results of operations.

In September 2006, the FASB issued Statement of Financial Accounting Standard ("SFAS") No. 157, "Fair Value Measurements" ("SFAS No. 157"). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles ("GAAP"), and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurement where the FASB has previously determined that under those pronouncements fair value is the appropriate measurement. This statement does not require any new fair value measurements but may require companies to change current practice. This statement is effective for those fiscal years beginning after November 15, 2007 and to the interim periods within those fiscal years. We believe that SFAS No. 157 should not have a material impact on our financial position or results of operations.

                 NAVIDEC FINANCIAL SERVICES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2007 and 2006


In September 2006, FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans" ("SFAS No. 158"). SFAS No. 158 requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position, recognize changes in that funded status in the year in which the changes occur through comprehensive income and measure a plan's assets and its obligations that determine its funded status as of the end of the employer's fiscal year. The provisions of SFAS No. 158 are effective for fiscal years ending after December 15, 2006. We believe that SFAS No. 158 should not have a material impact on our financial position or results of operations.

In  September  2006,  the  SEC  issued  Staff   Accounting   Bulletin  No.  108,
"Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" ("SAB 108"). SAB 108 requires companies to evaluate the materiality of identified unadjusted errors on each financial statements and related financial statement disclosure using both the rollover approach and the iron curtain approach. The requirements of SAB 108 are effective for annual financial statements covering the first fiscal year ending after November 15, 2006. SFAS No. 158 has not had a material impact on our financial position or results of operations.

In July 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 prescribes the minimum accounting and disclosure requirements of uncertain tax positions. FIN 48 also provides guidance on the de-recognition, measurement, classification, interest and penalties, and transition of uncertain tax positions. FIN 48 is effective for fiscal periods beginning after

December 15, 2006. We believe that FIN 48 should not have a material impact on our financial position or results of operations

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS No. 159). SFAS No. 159 permits entities to choose to measure, on an item-by-item basis, specified financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected are required to be reported in earnings at each reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, the provisions of which are required to be applied prospectively. We believe that SFAS 159 should not have a material impact on our financial position or results of operations

 In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations, or SFAS No. 141R. SFAS No. 141R will change the accounting for business combinations. Under SFAS No. 141R, an acquiring entity will be required

                 NAVIDEC FINANCIAL SERVICES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2007 and 2006

to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS No. 141R will change the accounting treatment and disclosure for certain specific items in a business combination. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Accordingly, any business combinations we engage in will be recorded and disclosed following existing GAAP until January 1, 2009. We expect SFAS No. 141R will have an impact on accounting for business combinations once adopted but the effect is dependent upon acquisitions at that time. We are still assessing the impact of this pronouncement.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements--An Amendment of ARB No. 51, or SFAS No. 160". SFAS No. 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. We believe that SFAS 160 should not have a material impact on our financial position or results of operations.

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

At December 31, 2007, the closing market price per share was $11.18 per share. The Company's "investments in BPZ" is valued at approximately $3,354,000 on December 31, 2007 ($5,587,000 on December 31, 2006).

                 NAVIDEC FINANCIAL SERVICES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2007 and 2006


Under the terms of the merger agreement, cash proceeds from the exercise of certain legacy stock options in Old Navidec (now BPZ) are payable to NFS as additional contributed capital. During the year ended December 31, 2007, approximately $100,000 was credited to NFS equity accounts from the exercise of such options.

NOTE 4 - NOTES RECEIVABLE

During the year ended December 31, 2007, we entered a transaction with a former officer of the Company, Mr. Robert Grizzle. In exchange for Mr. Grizzle's shares in the Company, on May 3, 2007, Mr. Grizzle executed a note payable for $450,000. The note caries an 8% interest rate and is secured by 1,000,000 Aegis common shares, 1,500,000 Aegis preferred shares, 220,000 shares of the Company's common stock and 200,000 options to purchase shares of the Company's common stock at $0.05 per share held by Mr. Grizzle. The note is a limited recourse note whereby Mr. Grizzle is personally responsible for one half the original principal and interest. The balance owed is secured by Mr. Grizzle's Aegis common and preferred shares and the Company's common stock. Further the note provides that at the earlier of one year from the date that the common stock of the Company is publicly traded and his shares are registered for resale under an effective registration statement filed by the Company or December 31, 2009. On September 30, 2007, Mr. Grizzle resigned as the Chief Operating Officer and the Chief Financial Officer of the Company.

In July 2007, Northsight, Inc. (formerly Navidec Mortgage Holdings, Inc.), a 98% owned subsidiary of the Company, began making short term loans to purchasers of residential properties who purchase their property as part of or after the repossession in a foreclosure proceeding. As of December 31, 2007, the Company had 14 bridge loans for a total of $2,203,731 outstanding. The loans are made primarily to good credit borrowers and are secured by a first mortgage on the purchased properties. The average number of days outstanding for the loans was less than 90 days, and the primary takeout on the loan is long term financing through secondary sources such as the Federal National Mortgage Association.

On December 13, 2007, Northsight, Inc. (formerly Navidec Mortgage Holdings, Inc.) entered into a loan agreement with Welend Associated Group, LLC, a Colorado limited liability company that is wholly owned by Jaguar Group, LLC ("Jaquar") a Colorado limited liability company. Both Welend Associated Group, LLC and Jaguar have joint and severable liability in the amount of $1,100,000. The note carries an interest rate of 0% and matures on May 11, 2008. In exchange for making Jaguar Group, LLC. the $1,100,000 loan, NFS received a $10,000,000 line, at cost, to make bridge loans. Security for the note is a first security interest in the debtor's warehouse line of credit with Colorado State Bank.

The note carries an interest rate of 0% and has a maturity date of six months from the date of the note. Security for the note is a first security interest in the debtor's warehouse line of credit with Colorado State Bank. In consideration for loaning Jaguar $1,100,000, Northsight was extended a $10,000,000 credit line, at Jaguar's cost, with one of Jaguar's credit line providers.

NOTE -4A - INVESTMENTS

In November of 2007 Northsight, Inc. (a 98% owned subsidiary of the Company) entered into a purchase agreement to acquire a 3 unit property in Boston, Massachusetts. The objective is to rehabilitate the property and then sell it. As of December 31, 2007, Northsight had invested a total of $1,240,300 in the property.

                NAVIDEC FINANCIAL SERVICES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2007 and 2006


On December 20, 2007, the subsidiary, Northsight, Inc., repossessed a property securing one of its short term loans due to non-payment. The property is located in the Denver area, and the Company decided to keep the property as an investment rather than resell it. The property is currently under a lease agreement to a tenant through February 2009 and earns $2,000 a month in gross rental income.

The Company holds 300,000 shares of BPZ Energy, Inc. as of December 31, 2007. Based on trades executed on December 31, 2007, these shares have a market value of $3,354,000. Management believes that this valuation is accurate and consistent with prior valuations.

NOTE 5 - CAPITAL LEASES OBLIGATIONS

NFS acquired no property under capital lease arrangements during the years ended December 31, 2007 or 2006.

NOTE 5A - SHORT TERM BORROWINGS

During the year ended December 31, 2007, the Company's subsidiary, Northsight, Inc., arranged for a bank line of credit. As of the end of the year, the subsidiary had drawn a total of approximately $285,000 against a total line of $3,000,000.

NOTE 6 - SUBSIDIARIES

The accompanying consolidated financial statements include the accounts of NFS and its subsidiary, Northsight, Inc. (formerly called Navidec Mortgage Holdings,
Inc). and its subsidiary Northsight Mortgage Group, LLC. of Phoenix, Arizona. All significant inter-company balances and transactions have been eliminated in consolidation.

We are currently operating in the mortgage services sector. During the year ended December 31, 2007, annual revenues for the mortgage services business were approximately $689,000. During the year ended December 31, 2006, mortgage services generated approximately $1,508,000 in revenues. During the year ended December 31, 2007, we incurred a loss from operations of $945,000. During the year ended December 31, 2006, we incurred a loss from operations of approximately $991,000.

Northsight is focused on the Arizona and Colorado mortgage markets and is primarily engaged in the business of marketing. and brokering mortgages secured by real estate with an emphasis on providing credit worthy individuals with interim financing for the purchase of repossessed or auctioned residential properties.

NOTE 7 - EQUITY TRANSACTIONS

COMMON STOCK

During the year ended December 31, 2007, the Company issued 1,000,000 of its common stock pursuant to the exercise of employee stock options exercisable for 1,000,000 shares.

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

In October 2007, the Company issued 10,000 shares of common stock that it had failed to issue to an investor in the Company's 2003 private placement.

During the year ended December 31, 2007, Mr. Armijo, a former director of the Company, returned 68,862 shares of the Company's common stock in connection with the Note relating to the sale of the Aegis Business Group, Inc., which was in default. (See Note 4.) Concurrent with the return of the shares, he also surrendered 100,000 options which were cancelled. These shares have not been cancelled with the transfer agent and are therefore accounted as treasury stock with an assigned value of $150,000, which was the value of the loan.

STOCK OPTIONS

During the year ended December 31, 2007, the Company issued 1,000,000 shares of its common stock pursuant to the exercise of vested employee stock options exercisable for 1,000,000 shares.

                 NAVIDEC FINANCIAL SERVICES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2007 and 2006

NOTE 7 - EQUITY TRANSACTIONS CONTINUED

During the year ended December 31, 2007, the Company, pursuant to a business consulting agreement, issued an option for 400,000 shares with an exercise price of $1.25 and a term of 5 years. The option vests 200,000 shares when or if 1,332,500 shares of the Company's A warrants are exercised and 200,000 shares when or if 1,332,300 shares of the shares of the Company's B warrants are exercised. The consulting agreement also has a flat fee of $5,000 per month for six months starting December 2007.

During the year ended December 31, 2007, options exercisable for 650,000 shares expired and/or were cancelled.

During the year ended December 31, 2006, an aggregate of 2,956,510 options to purchase common stock of the company were granted to executive officers and directors of the Company. The options are fully vested, exercisable at a price of $1.25 per share and expire in 2016.

No options were exercised during the year ended December 31, 2006.

A summary of the option plan is as follows:


                                                           2007                                     2006
                                         -------------------------------------------  -------------------------------
                                                              Weighted Average                       Weighted Average
                                             Shares            Exercise Price         Shares          Exercise Price

Outstanding, Beginning of Year               5,331,510                   $    1.61    2,375,000            $  1.82
  Granted                                      400,000                        1.25    2,956,510               1.25
  Cancelled                                          -                           -            -                  -
  Expired                                  (   650,000)                       1.00            -                  -
  Exercised                                 (1,000,000)                       0.15                               -
                                         --------------                       ----  -----------        -----------
Outstanding, End of Year                     3,681,510                   $    0.86    5,331,510       $       1.61
                                             =========                   =========    =========        ===========
Options Exercisable at End of Year           3,281,510                   $    0.46    5,331,510       $       1.61
                                             =========                   =========   ==========        ===========

The following table summarizes information about stock options outstanding as of December 31, 2007:



                                         Options Outstanding                                 Options Exercisable
                     -----------------------------------------------------------     -------------------------------------
                                       Weighted Average
                      Number of     Remaining Contractual      Weighted Average        Number of         Weighted Average
  Exercise Prices      Options           Life (years)           Exercise Price          Options           Exercise Price


$   0.05                 300,000              6.75                $   0.05               300,000            $    0.05
    1.00                  25,000              0.42                    1.00                25,000                 1.00
    1.25               3,356,510             12.87                    1.25             2,956,510                 1.25
                       ---------             -----                  ------           -----------           ----------
                       3,681,510                                 $    0.86             3,281,510            $    0.86
                       =========                                  ========             =========             ========

                 NAVIDEC FINANCIAL SERVICES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2007 and 2006

NOTE 7 - EQUITY TRANSACTIONS CONTINUED

WARRANTS

At December 31, 2007, the following warrants to purchase common stock were outstanding:

         Number of common
    shares covered by warrants     Exercise Price       Expiration Date

            1,332,500                 $ 4.00              August 2010
            1,332,500                   2.00              August 2010
              150,000                   1.00               July 2010
          -----------
            2,815,000

     During the years ended December 31, 2007 and 2006, the Company did not issue any warrants.

     Further, no warrants were exercised during the years ended December 31, 2007 and 2006.


NOTE 8 - EMPLOYMENT AGREEMENTS, TERMINATION OF EMPLOYMENT, AND CHANGE-IN-CONTROL ARRANGEMENTS

The Company entered an Amended and Restated Employment Agreement with John R. McKowen, as Chief Executive Officer ("CEO") and Chairman of the Board, effective June 15, 2005 which amends and restates in its entirety the Employment Agreement dated as of September 21, 2004 between Mr. McKowen and the Company. The term of that agreement is for two years and renews automatically for successive additional one-year periods provided that neither the CEO nor the Company provide the other with notice of intent not to renew the agreement at least thirty (30) days before the anniversary date of the agreement. The CEO's current annual salary under the agreement was $150,000 and his salary is to be reviewed not less than monthly. On January 8 2008, the CEO's annual salary was increased to $250,000. The agreement also provides that the CEO may be paid an annual bonus at the discretion of the NFS board of directors. In January 2008, the CEO was paid $100,000 as a bonus for his 2007 performance.

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

NOTE 9 - COMMITMENTS AND CONTINGENCIES

OPERATING LEASES

Corporate Offices

In February 2008, the Company along with its subsidiary, Northsight, opened offices at 2000 S. Colorado Blvd, Suite 2000, Denver, Colorado. The lease for this office is approximately $4,601 per month. The lease has a term of approximately 3 years.

                 NAVIDEC FINANCIAL SERVICES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2007 and 2006


NOTE 9 - COMMITMENTS AND CONTINGENCIES CONTINUED

The Company maintains an office at the home of the President, John McKowen. The Company reimburses Mr. McKowen at the rate of $3,500 per month for the use of the facilities.

During the period of January 1, 2007 through June 30, 2007, the Company leased office facilities at 8310 South Valley Highway, 3rd Floor, Englewood, Colorado 80112, which expired in June 2007. The Company paid $4,500 per month for the use of this office and related facilities.

Northsight Offices

Northsight Mortgage Group has a lease for office space at 8520 E. Shea, #111, Scottsdale, Arizona with an obligation of $80,366 per year for fiscal years 2007, 2008, and 2009.


DEFINED CONTRIBUTION PLAN

NFS has a 401(k) profit sharing plan (the "Plan"). Subject to limitations, eligible employees may make voluntary contributions to the Plan. The Company may, at its discretion, make additional contributions to the Plan. The Company did not contribute during the year ended December 31, 2007.

NOTE 10 - SEGMENT REPORTING

During the years ended December 31, 2007 and 2006, the Company had operations in two segments, business development and mortgage services. During the year ended December 31, 2006, the Company only recognized revenues from the activities of its subsidiary, Northsight, Inc., in the mortgage service segment. During the year ended December 31, 2007, Northsight made three construction draw loans totaling $381,669 of which only 72,941 had been advanced to the borrowers.

The following provides information on the Company's operating segments (in thousands):

                                        For the year ended December 31, 2007
                                             -----------------------------------
                                              Development        Mortgage
                                             -----------------------------------
Revenue from customers                        $    --           $ 689

Profit (Loss) from operations                      --            (945)

Identifiable assets                             4,134           6,482



                                   For the year ended December 31, 2006
                                    --------------------------------------------
                                           Development        Mortgage
                                    --------------------------------------------

Revenue from customers              $       --               $ 1,508

Profit (Loss) from operations             (440)                  (45)

Identifiable assets                      6,323                   245

(a)      See Note 11

                 NAVIDEC FINANCIAL SERVICES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2007 and 2006


NOTE 11.   SUBSEQUENT EVENT -

Jaguar Group Investments, LLC

In February 2008, our subsidiary, Northsight, entered into a joint venture agreement with Jaguar Group, LLC. Northsight purchased a 50% equity and voting interest in Jaguar Investment Group, LLC ("Jaguar Investment Group") and the remaining 50% is owned by Jaguar Group, LLC. Each equity interest was purchased for $4 million dollars, to be in the form of cash, real estate equity, and/or any form of consideration agreed by both members.

The joint venture is to provide wholesale financing of loan products to the real estate mortgage industry.

                                   SIGNATURES

In accordance with the requirements of Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this Registration Statement to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              NAVIDEC FINANCIAL
                                                         SERVICES, INC.




Date:  April 14, 2008                         By:   /s/ JOHN R.MCKOWEN
                                                   -------------------
                                                   John R. McKowen
                                                   President & Chief Accounting
                                                              Officer


In accordance with the Securities Exchange Act of 1924, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



Date:  April 14, 2008                         By:   /s/ JOHN R. MCKOWEN
                                                   -------------------
                                                   John R. McKowen
                                                   President & Director



Date:  April 14, 2008                         By:  /s/ HOWARD L. FARKAS
                                                   -------------------
                                                   Howard L. Farkas,
                                                   Director