Form 10KSB/A
period 2007-12-31
Navidec Financial Services, Inc.
filed 2008-04-28
CIK 1302946

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
================================================================================


                                  FORM 10-KSB/A
                                  AMENDMENT #1


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

                                              NAVIDEC FINANCIAL
                                                         SERVICES, INC.




Date:  April 28, 2008                         By:   /s/ JOHN R.MCKOWEN
                                                   -------------------
                                                   John R. McKowen
                                                   President & Chief Accounting
                                                              Officer


In accordance with the Securities Exchange Act of 1924, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



Date:  April 28, 2008                         By:   /s/ JOHN R. MCKOWEN
                                                   -------------------
                                                   John R. McKowen
                                                   President & Director



Date:  April 28, 2008                         By:  /s/ HOWARD L. FARKAS
                                                   -------------------
                                                   Howard L. Farkas,
                                                   Director