Form 10-Q
period 2008-03-31
Navidec Financial Services, Inc.
filed 2008-05-15
CIK 1302946

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                -----------------

                                    FORM 10Q
                                -----------------

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2008

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

            For the transition period from __________ to ___________

                        Commission file number: 000-51139

                        NAVIDEC FINANICAL SERVICES, INC.
             -------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Colorado                                     13-4228144
------------------------------------          ----------------------------------
      (State of Incorporation)                     (IRS Employer ID Number)

          2000 South Colorado Blvd., Suite 200, Denver, Colorado 80222
                 -----------------------------------------------
                    (Address of principal executive offices)

                                  303-222-1000
                           --------------------------
                         (Registrant's Telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated file, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [  ]                             Accelerated filer [  ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company) Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Indicate the number of share outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

As of May 14, 2008, there were 9,024,583 shares of the registrant's common stock issued and outstanding.

PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements (Unaudited)                                                  Page
                                                                                           ----

         Report of Independent Registered Public Accounting Firm                           F-1

         Consolidated Balance Sheets - March 31, 2008 and
                  December 31, 2007                                                        F-2

         Consolidated Statement of Operations  -
                  Three months ended  March 31, 2008 and 2007 and                          F-3

         Consolidated Statement of Changes in Stockholders' Equity -
                   March 31, 2008                                                          F-4

         Consolidated Statement of Cash Flows -
                  Three months ended March 31, 2008 and 2007                               F-5

         Notes to Consolidated Financial Statements                                        F-6

Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                                 1

Item 3.  Quantitative and Qualitative Disclosures About Market Risk - Not Applicable

Item 4. Controls and Procedures                                                             3

Item 4T.  Controls and Procedures                                                           3

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings -Not Applicable                                                  4

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds                        4

Item 3.  Defaults Upon Senior Securities - Not Applicable                                   4

Item 4.  Submission of Matters to a Vote of Security Holders - Not Applicable               5

Item 5.  Other Information - Not Applicable                                                 5

Item 6.  Exhibits                                                                           5

SIGNATURES                                                                                  6

                                     PART I

ITEM 1. FINANCIAL STATEMENTS


                       NAVIDEC FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                                  Consolidated Balance Sheets
                                         (In Thousands)

                                                                                          March 31,        December 31,
                                                                                            2008                2007
                                                                                         (Unaudited)          (Audited)
                                                                                       ----------------    ----------------
ASSETS:
  Current Assets:
     Cash and cash equivalents                                                                 $ 3,189             $ 1,424
     S/T Mortgages receivable                                                                    2,770               2,204
     S/T Note receivable - Jaguar Group LLC                                                      1,392               1,100
     Accrued interest receivable                                                                    54                  46
     Advances receivable                                                                             3                   5
                                                                                       ----------------    ----------------
     Total Current Assets                                                                        7,408               4,779
                                                                                       ----------------    ----------------

  Property, equipment and software, net                                                             71                  39

  Other Assets
     Notes receivable - (Note 4) - Aegis/Grizzle                                                   450                 450
     Investment - BPZ Energy - (note 5)                                                          3,260               3,354
     Investments - (Note 5)                                                                      2,170               1,639
     Other assets                                                                                    5                  15
                                                                                       ----------------    ----------------
       Total Other Assets                                                                        5,885               5,458
                                                                                       ----------------    ----------------

TOTAL ASSETS                                                                               $    13,364            $ 10,276
                                                                                       ================    ================


LIABILITIES & STOCKHOLDERS' EQUITY:
  Current Liabilities:
      Advances repayable - related party                                                          $ 41                $ 15
      Short term borrowings  (Note 7)                                                              991                 285
      Accrued taxes and liabilities                                                                831                 102
                                                                                       ----------------    ----------------
        Total Current Liabilties                                                                 1,863                 402


  Stockholders' Equity:
    Common stock, $0.001 par value, 100,000,000 shares                                               9                   9
        authorized, 9,093,445 and 8,993,583 shares issued
        and outstanding at March 31, 2008 and
        December 31, 2007 respectively
    Additional paid-in capital                                                                   7,557               7,552
    Treasury stock                                                                                (150)               (150)
    Unrealized gain on securities                                                                2,657               2,149
    Accumulated earnings / (deficit)                                                             1,428                 314
                                                                                       ----------------    ----------------
        Total Stockholders' Equity                                                              11,501               9,874
                                                                                       ----------------    ----------------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                                                   $    13,364            $ 10,276
                                                                                       ================    ================

        The accompanying notes to the consolidated financial statements are an integral part of these statements.




                        NAVIDEC FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                                    Statement of Operations
                                         (In Thousands)
                                          (Unaudited)

                                                                        For the Three Months Ended
                                                                                 March 31,
                                                                          2008              2007
                                                                     ---------------   ---------------
Revenue
    Sales                                                                 $     258             $ 224
    Cost of Sales                                                               224                 -
                                                                     ---------------   ---------------
Gross Profit                                                                     34               224
                                                                     ---------------   ---------------

Operating Expenses:
    General and administrative                                                  470               392
    Depreciation and amortization                                                10                 2
                                                                     ---------------   ---------------
        Total operating expenses                                                480               394

Loss from operations                                                           (446)             (170)
                                                                     ---------------   ---------------

Other income (expense)
   Gain on sale of investments                                                2,385               201
   Other loss                                                                   (14)                -
   Interest income                                                               66                 -
   Interest (expense)                                                           (15)                -
   Impairment loss on write off of assets                                       (67)                -
                                                                     ---------------   ---------------

   Total other income                                                         2,422               201
                                                                     ---------------   ---------------

Net Income before minority interest and income tax                            1,976                31
                                                                     ---------------   ---------------

   Minority Interest
      Minority interest in consolidated subsidiary                                -                (8)
                                                                     ---------------   ---------------
Net Income before taxes                                                       1,909                23

   Income Taxes
      Provision for income tax                                                 (795)                -
                                                                     ---------------   ---------------

Net Income                                                                  $ 1,114              $ 23
                                                                     ===============   ===============

Earnings Per Share:
    Basic                                                                    $ 0.12     $           *
    Diluted                                                                  $ 0.07     $           *

Weighted Averge Shares Outstanding:
   Basic                                                                      9,093             7,983
                                                                     ===============   ===============
   Diluted                                                                   15,489            16,097
                                                                     ===============   ===============

              *Less than $(0.01) per share.


        The accompanying notes to these financial statements are an integral part of these statements.

                                              F-3


                       NAVIDEC FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                              Consolidated Statement of Cash Flows
                                         (In Thousands)
                                           (Unaudited)

                                                                                                  For the Three Months Ended
                                                                                                          March 31,
                                                                                                   2008                2007
                                                                                             -----------------   -----------------

Cash Flows from Operating Activities:

         Net Income                                                                               $     1,114              $ 23
         Adjustments to reconcile net loss to net cash used in operating activities:
              Impairment on write off of assets                                                            67                 -
              Depreciation expense                                                                         10                 2
              Gain on sale investments                                                                      -              (199)
              Minority interest                                                                             -                 8
         Changes in operating assets and liabilities:
              (Increase) decrease in accounts receivable                                                   (3)               37
              Increase in prepaid expenses and other assets                                                 -               (10)
              Decrease in short term loans receivable                                                    (861)                -
              Increase in short term borrowings                                                           706                 -
              Increase (decrease) in accounts payable                                                      26               (44)
              Increase (decrease) in accrued liabilities and other                                        729                (5)
                                                                                             -----------------   -----------------

Net CashProvided (Used) by Operating Activities                                                         1,788              (188)
                                                                                             -----------------   -----------------

Cash Flows from Investing Activities:
         Investments (increased)/decreased
              Boston real estate                                                                         (290)                -
              Other real estate                                                                          (241)                -
              BPZ warrants/goodwill                                                                        94               362
         Increase in fixed assets                                                                         (99)                -
         Proceeds from sale of equity investments                                                           -               199
                                                                                             -----------------   -----------------

Net Cash (Used) Provided by Investing Activities                                                         (469)              561
                                                                                             -----------------   -----------------

Cash Flows from Financing Activities:
         Cash from exercise of options                                                                      5                 -
         Unrealized gain/(loss) on securities                                                             508                 -
                                                                                             -----------------   -----------------

Net Cash Provided by Financing Activities                                                                 513                 -
                                                                                             -----------------   -----------------

Net Increase in Cash & Cash Equivalents                                                                 1,765               374

Beginning Cash & Cash Equivalents                                                                       1,424               179
                                                                                             -----------------   -----------------

Ending Cash & Cash Equivalents                                                                    $     3,189             $ 553
                                                                                             =================   =================


Supplemental Disclosure of Cash Flow Information
         Cash paid for Interest                                                                    $       15                 -
                                                                                             =================   =================
         Cash paid for Income Taxes                                                                $      103                 -
                                                                                             =================   =================

        The accompanying notes to consolidated financial statements are an integral part of these statements.

                                              F-4


                               NAVIDEC FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                    For the Three Months Ended March 31, 2008
                                    (In thousands - except number of shares)
                                                   (Unaudited)

                                            Voting             Additional   Unrealized    Treasury     Accumulated   Stockholder
                                         Common Stock            Paid-in        Gain        Stock         Profit         Equity
                                    ------------------------
                                      Shares       Amount        Capital                                (Deficit)
                                    -----------                 ----------   -----------   ---------   -------------   ------------

Balances, Dec 31, 2004               6,378,048          $ 6       $ 5,911         $ 375         $ -        $ (2,132)       $ 4,160
                                    -----------   ----------    ----------   -----------   ---------   -------------   ------------
BPZ legacy options exercised                                          963                                                      963
  Options exercised                    250,000            1            13                                                       14
Common stock sold in private         1,322,000            1         1,323                                                    1,324
  placement                                                                                                                      -
Additional paid-in capital from                                     1,203                                                    1,203
  reorganization
Net loss                                                                                                     (1,377)        (1,377)
Comprehensive Income
     Gain on marketable securities                                                  450                                        450
Total Comprehensive gain/(loss)
                                    -----------   ----------    ----------   -----------   ---------   -------------   ------------
Balances, Dec 31, 2005               7,950,048            8         9,413           825           -          (3,509)         6,737

Net loss                                                                                                       (464)          (464)
Comprehensive Income
    Gain on marketable securities                                                   658                                        658
Total Comprehensive gain/(loss)
                                    -----------   ----------    ----------   -----------   ---------   -------------   ------------
Balances, Dec 31, 2006               7,950,048            8         9,413         1,483           -          (3,973)         6,931

Net income                                                                                                    4,287          4,287
  Options exercised                  1,000,000            1            49                                                       50
  Correct BPZ transaction               33,397                          2                                                        2
  Correct private placement             10,000
Remove BPZ warrants                                                (1,912)                                                  (1,912)
Treasury stock - Armijo settlement     (68,862)                                                (150)                          (150)
Comprehensive other income
   Gain on marketable securities                                                    666                                        666
                                    -----------   ----------    ----------   -----------   ---------   -------------   ------------
Balances, Dec 31, 2007               8,924,583            9         7,552         2,149        (150)            314          9,874

Net income                                                                                                    1,114          1,114
   Options exercised                   100,000                          5                                                        5
Comprehensive other income                                                                                                       -
   Gain on marketable securities                                                    508                                        508
                                    -----------   ----------    ----------   -----------   ---------   -------------   ------------
Balances - March 31, 2008            9,024,583          $ 9       $ 7,557       $ 2,657      $ (150)        $ 1,428       $ 11,501
                                    ===========   ==========    ==========   ===========   =========   =============   ============




        The accompanying notes to consolidated financial statements are an integral part of these financial statements.

                                                      F-5

                NAVIDEC FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               For the Three Months Ended March 31, 2008 and 2007
                                   (Unaudited)

NOTE 1 - ORGANIZATION

Navidec Financial Services, Inc. ("NFS" or "Company") was incorporated in December 2002, as a wholly owned subsidiary of Navidec Inc. ("Old Navidec"). In September 2004, Old Navidec consummated a reverse merger agreement with BPZ Energy, Inc. a Texas corporation established in 2001 ("BPZ") whereby Old Navidec transferred all of its asset, liabilities and historical operations into NFS and Old Navidec changed its name to BPZ Energy Inc. Also pursuant to the merger agreement, Old Navidec affected a one share of NFS for one share of Old Navidec spin off to the shareholders of record of Old Navidec.

NFS is now a holding company that is in the business of creating or acquiring a controlling interest in development stage enterprises with the expectation of further developing the enterprise and then taking the enterprise public.

On September 11, 2003, Old Navidec purchased an 80% interest in Northsight Mortgage Group, LLC ("NMG"), an Arizona mortgage broker. NFS received the 80% interest in NMG as part of the merger agreement with BPZ. On May 4, 2005, the Company formed Navidec Mortgage Holdings, Inc., a Colorado corporation ("NMH"), as a subsidiary of NFS and received 2,000,000 common shares of NMH. On November 11, 2007, NMH amended its articles of incorporation in order to change its name to Northsight, Inc. ("Northsight").

On October 12, 2007, NFS exchanged its 80% interest in NMG for 3,000,000 common shares of Northsight to bring the total common shares of Northsight owned by NFS to 5,000,000 shares. On October 12, 2007, Northsight then purchased the remaining 20% minority interest in NMG from the minority member for 100,000 shares of Northsight. As a result of this transaction, NFS owns 98% of Northsight and the former minority member of NMG owns 2% of Northsight.

Starting in July 2007, NFS began lending money to Northsight to enable Northsight to make short term, first deed of trust backed loans to borrowers who are purchasing deeply discounted or foreclosed residential real estate in Arizona and Colorado. During the year ended December 31, 2007, NFS had lent Northsight $5,826,473. The loans to Northsight yield 12% and are callable on demand by NFS. As of March 31, 2008, Northsight had approximately $3,062,000 in short term bridge loans outstanding. Short term bridge loans outstanding grew by 39% in the quarter ended March 31, 2008.

During the quarter ended March 31, 2008, we incurred an operating loss of approximately $446,000. The Company sold approximately 150,000 shares of BPZ Energy in the open market. This activity produced a onetime gain of approximately $2,385,000. Other income contributed an additional $52,000.

Jaguar Group Investments, LLC

In February 2008, our subsidiary, Northsight entered into a joint venture agreement with Jaguar Group, LLC. Northsight purchased a 50% equity and voting interest in Jaguar Investment Group, LLC and the remaining 50% is owned by Jaguar Group, LLC. Each equity interest was purchased for $4 million dollars, to be in the form of cash, real estate equity, and/or any form of consideration agreed by both members.

At this time, the joint venture has not been fully funded.

The joint venture is to provide wholesale financing loan products to the real estate mortgage industry.

                NAVIDEC FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               For the Three Months Ended March 31, 2008 and 2007
                                   (Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

INTERIM PRESENATION

The unaudited consolidated financial statements and related notes for the three months ended March 31, 2008, presented herein have been prepared by the management of NFS and its subsidiaries pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. Operating results for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the full year. It is suggested that these unaudited consolidated financial statements be read in conjunction with the December 31, 2007 audited consolidated financial statements.

In the opinion of management, all adjustments (consisting only of normal recurring adjustments), which are necessary for a fair presentation of operating results for the interim period presented have been made.

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of NFS and its subsidiary, Northsight, Inc. and Northsight Mortgage formerly known as Navidec Mortgage Holdings, Inc. NFS owns 98% of Northsight and the former minority member or Northsight Mortgage Group, LLC owns 2% of Northsight, Inc. All significant inter-company balances and transactions have been eliminated in consolidation.

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

                NAVIDEC FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               For the Three Months Ended March 31, 2008 and 2007
                                   (Unaudited)

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

No sales to unaffiliated customers represented 10% or more of the Company's revenue for the three months ended March 31, 2008.

INVESTMENTS

Investments in publicly traded equity securities over which NFS does not exercise significant influence are recorded at market value in accordance with Financial Accounting Statement ("FAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities", which requires that all applicable investments be classified as trading securities, available for sale securities or held-to-maturity securities. The Company has investments treated as available-for-sale securities that are restricted from sale in the open market under Section 144 and have limited trading volume. There can be no assurance that we will realize the recorded value of this investment due to the size of the investment and its limited trading volume. Comprehensive income includes net income or loss and changes in equity from the market price variations in stock and warrants held by the Company. The Company's comprehensive gain for the quarter ended March 31, 2008 was approximately $2,657,000.

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

                NAVIDEC FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               For the Three Months Ended March 31, 2008 and 2007
                                   (Unaudited)

REVENUE RECOGNITION

Interest Revenues

Revenues from interest are recorded at the time they are earned thus the revenues shown are for interest actually received and the accruals for that which is due to the Company. Interest revenues for the quarter ended March 31, 2008 were approximately $66,000.

Mortgage Revenues

The Company primarily recognizes its operating revenue through its subsidiary, Northsight, Inc., by charging origination fees from borrowers and earning interest and penalty fees on outstanding loan balances. Northsight recognizes fee and interest income on bridge, asset and conventional mortgage loans after mortgage loan transactions close. Northsight accrues interest and penalty interest income at the end of each quarter.

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

At March 31, 2008, the Company had an accrued income tax liability of approximately $795,000 related primarily to profits generated on the sale of stock assets.

ACCRUALS

The Company follows the practice of paying all bills when received and therefore has not accrued any expenses.

STOCK BASED COMPENSATION

Beginning January 1, 2006, the Company adopted the provisions of and accounts for stock-based compensation in accordance with Statement of Financial Accounting Standards (SFAS) No. 123 - revised 2004 (SFAS 123R), Share-Based Payment, which replaced SFAS No. 123 (SFAS 123), Accounting for Stock-based Compensation, and supersedes APB Opinion No. 25 (APB 25), Accounting for Stock Issued to Employees. Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which generally is the vesting period. The Company elected the modified-prospective method, under which prior periods are not revised for comparative purposes. The valuation provisions of SFAS 123R apply to new grants and to grants that were outstanding as of the effective date and are subsequently modified.

                NAVIDEC FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               For the Three Months Ended March 31, 2008 and 2007
                                   (Unaudited)

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

The dilutive effect of 6,396,511 options and warrants have been included in the determination of diluted earnings per share.

COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) includes net income or loss and changes in equity from the market price variations in the BPZ stock held by the Company. During the quarter ended March 31, 2008, the unrealized gain from BPZ stock was $1,507,500. This gives, the Company's a comprehensive gain for the quarter ended March 31, 2008 of approximately $1,507,500.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS No. 159). SFAS No. 159 permits entities to choose to measure, on an item-by-item basis, specified financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected are required to be reported in earnings at each reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, the provisions of which are required to be applied prospectively. We believe that SFAS 159 should not have a material impact on our financial position or results of operations

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations, or SFAS No. 141R. SFAS No. 141R will change the accounting for business combinations. Under SFAS No. 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS No. 141R will change the accounting treatment and disclosure for certain specific items in a business combination. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Accordingly, any business combinations we engage in will be recorded and disclosed following existing GAAP until January 1, 2009. We expect SFAS No. 141R will have an impact on accounting for business combinations once adopted but the effect is dependent upon acquisitions at that time. We are still assessing the impact of this pronouncement.

                NAVIDEC FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               For the Three Months Ended March 31, 2008 and 2007
                                   (Unaudited)


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

In March 2008, the FASB issued SFAS No. 161 Disclosures about Derivative Instruments and Hedging Activities. SFAS No. 161 requires additional disclosure related to derivatives instruments and hedging activities. The provisions of SFAS No. 161 are effective as of January 1, 2008 and the Company is currently evaluating the impact of adoption.

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

At March 31, 2008, the closing market price per share of BPZ was $21.73 per share. The Company's "investments in BPZ", 150,000 shares, was valued at approximately $3,259,500 on March 31, 2008 (300,000 shares were valued at $3,354,000 on December 31, 2007).

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

                NAVIDEC FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               For the Three Months Ended March 31, 2008 and 2007
                                   (Unaudited)


In July 2007, Northsight, Inc. (formerly Navidec Mortgage Holdings, Inc.), a 98% owned subsidiary of the Company, began making short term loans to purchasers of residential properties who purchase their property as part of or after the repossession in a foreclosure proceeding. As of March 31, 2008, the Company had made $2,770,254 in such loans. The loans are made primarily to good credit borrowers and are secured by a first mortgage on the purchased properties. The average number of days outstanding for the loans are less than 90 days, and the primary takeout on the loans is long term financing through secondary sources such as the Federal National Mortgage Association.

On December 13, 2007, Northsight, Inc. (formerly Navidec Mortgage Holdings, Inc.) entered into a loan agreement with Welend Associated Group, LLC, a Colorado limited liability company and Jaguar Group, LLC, a Colorado limited liability company, each with joint and severable liability, in the amount of $1,100,000.This was increased by $391,000 during the quarter ended March 31, 2008. The note carries an interest rate of 0% and has a maturity date of six months from the date of the note. Security for the note is a first security interest in the debtor's warehouse line of credit with Colorado State Bank. During February 2008, Northsight entered into a joint venture agreement with the Jaguar group. (See Note 1)

NOTE -5 - INVESTMENTS

In November of 2007, Northsight, Inc. (a 98% owned subsidiary of the Company) entered into a purchase agreement to acquire a 3 unit property in Boston, Massachusetts. The objective is to rehabilitate the property and then sell it. As of March 31, 2008 Northsight had invested a total of $1,530,000 in the property.

On December 20, 2007, the subsidiary, Northsight, Inc. repossessed a property with a value of $359,564 securing one of its short term loans due to non-payment. During the quarter ended March 31, 2008, the Company took back a second property with a value of $280,663 for non-payment. Both of these properties are held as inventory, provide rental income to the Company and may be held to rent or sold in the future.

The Company holds 150,000 shares of BPZ Energy, Inc. as of March 31, 2008. Based on trades executed on December 31, 2007, these shares have a market value of $3,259,000. Management believes that this valuation is accurate and consistent with prior valuations.

                NAVIDEC FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               For the Three Months Ended March 31, 2008 and 2007
                                   (Unaudited)

NOTE 6 - CAPITAL LEASES OBLIGATIONS

NFS acquired no property under capital lease arrangements during the quarters ended March 31, 2008 or 2007.

NOTE 7 - SHORT TERM BORROWINGS

During the quarter ended March 31, 2008, the Company's subsidiary Northsight, Inc. arranged for a bank line of credit. As of the end of the quarter, the subsidiary had drawn a total of approximately $155,000 against a total line of $3,000,000.

NOTE 8 - SUBSIDIARIES

The accompanying consolidated financial statements include the accounts of NFS and its subsidiary, Northsight, Inc. (formerly called Navidec Mortgage Holdings,
Inc) and its subsidiary Northsight Mortgage Group, LLC. of Phoenix, Arizona. All significant inter-company balances and transactions have been eliminated in consolidation.

We are currently operating in the mortgage services sector. During the quarter ended March 31, 2008, the revenues for the mortgage services business were approximately $258,000. During the quarter ended March 31, 2007, mortgage services generated approximately $224,000 in revenues. During the quarter ended March 31, 2008, we incurred a loss from operations of $446,000. During the quarter ended March 31, 2007, we incurred a loss from operations of approximately $171,000.

Northsight is focused on the Arizona and Colorado mortgage markets and is primarily engaged in the business of marketing and brokering mortgages secured by real estate with an emphasis on providing credit worthy individuals with interim financing for the purchase of repossessed or auctioned residential properties.


                NAVIDEC FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               For the Three Months Ended March 31, 2008 and 2007
                                   (Unaudited)

Operating results for each of the segments of the Company are as follows:


                                            For the Three Months Ended                 For the Three Months Ended
                                                  March 31, 2008                             March 31, 2007
                                               (Data in thousands)                        (Data in thousands)
                                      ---------------------------------------    ---------------------------------------

                                        Navidec     Northsight   Northsight        Navidec    Northsight    Northsight
                                       Financial       Inc        Mortgage        Financial       Inc        Mortgage
                                       Services                      LLC          Services                     LLC
                                      ------------ ------------- ------------    ------------ ------------ -------------

Revenue
  Sales                                $       -      $     110     $    149       $      -      $     -      $    224

  Cost of Sales                                -            114          110                                       186
                                      ------------ ------------- ------------    ------------ ------------ -------------

Gross Profit                                   -             (4)          39              -            -            38

Operating Expenses

  General and Administrative                 318             87           67            131            -            75

  Depreciation                                                2            8              2
                                      ------------ ------------- ------------    ------------ ------------ -------------

Total Operating Expenses                     318             89           75            133            -            75

Other Income/(Expense)
  Gain on sale of investments              2,385                                        199

  Interest income                             18             48                           2
  Interest expense                            (1)           (14)

  Other income/(expense)                    (875)
                                      ------------ ------------- ------------    ------------ ------------ -------------

Total Other Income/(Expense)               1,527             34            -            201            -             -


Net Income (Loss)                      $   1,209    $       (59)  $      (36)            68            -     $     (37)
                                      ============ ============= ============    ============ ============ =============

NOTE 9 - EQUITY TRANSACTIONS

COMMON STOCK

During the quarter ended March 31, 2008, a shareholder of the Company, exercised options at $0.05 per share for the purchase of 100,000 shares of the Company's restricted common stock.

STOCK OPTIONS

During the quarter ended March 31, 2008, the Company did not issue shares of its common stock pursuant to the exercise of vested employee stock options.

During the quarter ended March 31, 2008, a shareholder of the Company exercised options exercisable for 100,000 shares of the Company's restricted common stock at $0.05 per share.

                NAVIDEC FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               For the Three Months Ended March 31, 2008 and 2007
                                   (Unaudited)


During the quarter ended March 31, 2008, no options expired.


At March 31, 2008, all outstanding and exercisable options were fully vested. The aggregate intrinsic value of outstanding fully-vested options as of March 31, 2008 was approximately $185,000.

A summary of the option plan is as follows:

                                                        2008

                                                            Weighted Average
                                           Shares            Exercise Price

Outstanding, January 1, 2008               3,618,510            $     1.18
  Granted                                          -                     -
  Cancelled                                        -                     -
  Expired                                          -                     -
  Exercised                                 (100,000)
                                           ----------
Outstanding, March 31, 2008                3,581,510             $    1.18
                                           =========             =========
Options Exercisable , March 31, 2008       3,581,510             $    1.18
                                           =========             =========


WARRANTS

At March 31, 2008, the following warrants to purchase common stock were outstanding:

           Number of common
      shares covered by warrants          Exercise Price      Expiration Date

              1,332,500                      $ 4.00             August 2010
              1,332,500                        2.00             August 2010
                150,000                        1.00              July 2010
            -----------
              2,815,000

     During the quarter ended March 31, 2008 the Company did not issue any warrants.

                NAVIDEC FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               For the Three Months Ended March 31, 2008 and 2007
                                   (Unaudited)


NOTE 10 - COMMITMENTS AND CONTINGENCIES

OPERATING LEASES

In February 2008, the Company along with its subsidiary, Northsight opened offices at 2000 S. Colorado Blvd, Suite 200, Denver, Colorado. The lease for this office is approximately $4,601 per month. The lease has a term of approximately 3 years.

DEFINED CONTRIBUTION PLAN

NFS has a 401(k) profit sharing plan (the "Plan"). Subject to limitations, eligible employees may make voluntary contributions to the Plan. The Company may, at its discretion, make additional contributions to the Plan. The Company did not contribute during the quarter ended March 31, 2008.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our unaudited financial statements and notes thereto included herein. In connection with, and because we desire to take advantage of, the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, we caution readers regarding certain forward looking statements in the following discussion and elsewhere in this report and in any other statement made by, or on our behalf, whether or not in future filings with the Securities and Exchange Commission. Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward looking statements made by, or on our behalf. We disclaim any obligation to update forward-looking statements.

OVERVIEW

NFS is a holding company that is in the business of creating or acquiring a controlling interest in development stage enterprises with the expectation of further developing the enterprise and then taking the enterprise public.

NFS owns 98% of its subsidiary, Northsight, Inc. ("Northsight"). Northsight is focused on the Arizona (through its subsidiary Northsight, Mortgages, LLC) and Colorado mortgage markets and is primarily engaged in the business of marketing and brokering mortgages secured by real estate with an emphasis on providing credit worthy individuals with interim financing for the purchase of repossessed or auctioned residential properties.

In February 2008, our subsidiary, Northsight entered into a joint venture agreement with Jaguar Group, LLC. Northsight purchased a 50% equity and voting interest in Jaguar Investment Group, LLC ("Jaguar Investment Group") and the remaining 50% is owned by Jaguar Group, LLC. Each equity interest was purchased for $4 million dollars, to be in the form of cash, real estate equity, and/or any form of consideration agreed by both members. The joint venture is to provide whole sale financing loan products to the real estate mortgage industry.

RESULTS OF OPERATIONS

For the Three Months Ended March 31, 2008 compared to the Three Months Ended March 31, 2007

During the three months ended March 31, 2008, we recognized sales of $258,000 from the activities of our subsidiary Northsight and its subsidiary Northsight Mortgage Group, LLC. The sales are a result of Northsight's originating residential mortgage loans. During the three months ended March 31, 2007, we recognized sales of $224,000. The increase of $34,000 was a result of the development of a new bridge loan program that enables purchasers to acquire discounted residential real estate.

During the three months ended March 31, 2008, we incurred $224,000 in cost of sales. During the period ended March 31, 2007, we did not recognize any costs in connection with our sales.

During the three months ended March 31, 2008, we recognized a gross profit margin of $34,000 compared to $224,000 for the three months ended March 31, 2007. The decrease of $190,000 was a result of a change in accounting policies whereby we now recognize salaries and consulting services as part of the cost of sales in Northsight's mortgage operations.

During the three months ended March 31, 2008, we incurred total operating expenses of $480,000 compared to $394,000 during the three months ended March 31, 2007. The increase of $86,000 is result of a redirection of Northsight's mortgage operations to include an emphasis on short term bridge loans and the opening of Northsight's offices in Colorado and focus on the Colorado market, as seen in the increase of $78,000 in general and administrative expenses. During the three months ended March 31, 2008 we incurred general and administrative expense of $470,000 compared to $392,000 during the three months ended March 31, 2007.

During the year ended March 31, 2008, we recognized net income of $1,114,000 compared to $23,000 during the three months ended March 31, 2007. The increase of $1,091,000 was a result of the $2,385,000 gain on the sale of shares we hold in BPZ Petroleum. During the three months ended March 31, 2008, we sold 150,000 shares of BPZ for cash of approximately $2,385,000 to expand Northsight's mortgage operations, create our bridge loan product and increase our bridge loan portfolio

LIQUIDITY

Net cash provided by operating activities during the three months ended March 31, 2008 was $1,721,000, compared to net cash used in operating activities during the three months ended March 31, 2007 of $188,000. During the three months ended March 31, 2008, the net cash provided represented net income of $1,114,000, adjusted for the non-cash item of depreciation expense of $10,000.

During the three months ended March 31, 2007, the net cash used represented net income of $23,000, adjusted certain non-cash items consisting of depreciation expense of $2,000, a gain on the sale of investments of $199,000 and a minority interest of $8,000.

During the three months ended March 31, 2008, we used $469,000 in cash in investing activities. We invested $32,000 in fixed assets, $290,000 in real estate in Boston, Massachusetts and $241,000 in other real estate prospects.
During the three months ended March 31, 2008, we eliminated $94,000 in connection with the goodwill/warrants of BPZ.

During the three months ended March 31, 2007, we received cash of $561,000 from our investment activities, consisting of $191,000 from the sale of equity investments and $362,000 due to an increase in the value of our warrants in BPZ.

During the three months ended March 31, 2008, we recognized $513,000 from our financing activities. We had an unrealized a gain of $508,000 on securities. During the three months ended March 31, 2007, we did not receive any funds through our financing activities.

At March 31, 2008, we had total current assets of $7,408,000, consisting of cash of $3,189,000, mortgage receivables of $2,770,000, a note receivable of $1,392,000, accrued interest receivable of $54,000 and an advance receivable of $3,000. At March 31, 2008, we had total current liabilities of $1,863,000, consisting of an advance payable of $41,000, short term borrowings of $991,000 and accrued taxes and liabilities of $831,000. Current assets exceed current liabilities by $5,545,000.

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

In July 2007 Navidec Mortgage Holdings, Inc., a wholly owned subsidiary of the Company, in conjunction with Northsight Mortgage, and 80% owned subsidiary of the Company began making short term loans to purchasers of residential properties who purchase their property as part of or after the repossession in a foreclosure proceeding. As of March 31, 2008, the Company had made $4,162,000 in such loans. The loans are secured by first deeds of trust on residential real estate properties.

RESERVES FOR BAD DEBT

NFS's policy on reserves for bad debt determines the timing and recognition of expenses. The Company follows guidelines that reserve based off of historical and account specific trends; however, certain judgments affect the application of NFS bad debt reserve policy. NFS receivables are recorded net of an allowance for doubtful accounts which requires management to estimate amounts due which may not be collected. This estimate requires consideration of general economic conditions, overall historical trends related to the Company's collection of receivables, customer specific payment history, and customer specific factors affecting their ability to pay amounts due. Management routinely assesses and revises its estimate of the allowance for doubtful accounts. As of March 31, 2008, no allowance for bad debt was recorded.

GOODWILL AND INTANGIBLE ASSETS

Intangible assets are amortized on a straight-line basis over their estimated useful lives. Goodwill is evaluated annually to determine if its value has been impaired. On September 11, 2003, Old Navidec entered into a purchase agreement with Northsight and its sole member that provided for the transfer of 80% of the issued and outstanding membership units of Northsight to Old Navidec resulting in the realization of $190,000 of goodwill. This membership interest was transferred to NFS pursuant to the terms of the merger agreement. Management determined that no impairment for Goodwill should be carried as an asset on its books for the three months ended March 31, 2008.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

NFS is exposed to the impact of interest rate changes and change in the market values of the Company's investments. Based on NFS's market risk sensitive instruments outstanding as of March 31, 2008, as described below, it has determined that there was no material market risk exposure to the Company's consolidated financial position, results of operations, or cash flows as of such date. NFS does not enter into derivatives or other financial instruments for trading or speculative purposes.

INTEREST RATE RISK - At March 31, 2008, the Company's exposure to market rate risk for changes in interest rates relates primarily to its mortgage services business. NFS has not used derivative financial instruments in its credit facilities. A hypothetical 10% increase in the Prime rate would not be significant to the Company's financial position, results of operations, or cash flows.

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

ITEM 3.  QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable

ITEM 4.  CONTROLS AND PROCEDURES
Disclosures Controls and Procedures

We have adopted and maintain disclosure controls and procedures (as such term is defined in Rules 13a 15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act, is recorded, processed, summarized and reported within the time periods required under the SEC's rules and forms and that the information is gathered and communicated to our management, including our Chief Executive Officer (Principal Executive Officer) and Principal Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

As required by SEC Rule 15d-15(b), Mr. McKowen our Chief Executive Officer and Principal Accounting Officer carried out an evaluation under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 15d-14 as of the end of the period covered by this report. Based on the foregoing evaluation, Mr. McKowen has concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC filings and to ensure that information required to be disclosed in our periodic SEC filings is accumulated and communicated to our management, including our Chief Executive Officer, to allow timely decisions regarding required disclosure as a result of the deficiency in our internal control over financial reporting discussed below.

ITEM 4T. CONTROLS AND PROCEDURES

Management's Quarterly Report on Internal Control over Financial Reporting.

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

         (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation

         (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized

Management's assessment of the effectiveness of the small business issuer's internal control over financial reporting is as of the quarter ended March 31, 2008. We believe that internal control over financial reporting is effective. We have not identified any, current material weaknesses considering the nature and extent of our current operations and any risks or errors in financial reporting under current operations.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

This quarterly report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2008, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.


                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

                NONE


ITEM 2.  CHANGES IN SECURITIES

The Company made the following unregistered sales of its securities from January 1, 2008 through March 31, 2008:

During the quarter ended March 31, 2008, a shareholder of Company, exercised options with an exercise price of $0.05 per share for the purchase of 100,000 shares of the Company's restricted common stock.

Exemption From Registration Claimed

All of the sales by the Company of its unregistered securities were made by the Company in reliance upon Section 4(2) of the Securities Act of 1933, as amended (the "1933 Act"). All of the individuals and/or entities listed above that purchased the unregistered securities were almost all existing shareholders, all known to the Company and its management, through pre-existing business relationships, as long standing business associates, and employees. All purchasers were provided access to all material information, which they requested, and all information necessary to verify such information and were afforded access to management of the Company in connection with their purchases. All purchasers of the unregistered securities acquired such securities for investment and not with a view toward distribution, acknowledging such intent to the Company. All certificates or agreements representing such securities that were issued contained restrictive legends, prohibiting further transfer of the certificates or agreements representing such securities, without such securities either being first registered or otherwise exempt from registration in any further resale or disposition.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

                NONE

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

               NONE.

ITEM 5.  OTHER INFORMATION

               NONE.


ITEM 6.  EXHIBITS

Exhibits. The following is a complete list of exhibits filed as part of this Form 10-Q. Exhibit numbers correspond to the numbers in the Exhibit Table of
Item 601 of Regulation S-K.

     Exhibit 31 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act

     Exhibit 32     Certification  of Principal  Executive  Officer  pursuant to
                    Section 906 of the Sarbanes-Oxley Act

                                   SIGNATURES


     Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                                             NAVIDEC FINANCIAL SERVICES, INC.
                                             (Registrant)



Dated: May 14, 2008                          By: /s/ John McKowen
                                                 ----------------
                                                 John McKowen, President &
                                                 Chief Accounting Officer