Form 10-Q
period 2008-06-30
Navidec Financial Services, Inc.
filed 2008-08-13
CIK 1302946

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                -----------------

                                    FORM 10Q
                                -----------------

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934
                  For the quarterly period ended June 30, 2008

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                        For the transition period from __________ to ___________

                        Commission file number: 000-51139

                        NAVIDEC FINANICAL SERVICES, INC.
             -------------------------------------------------------
             (Exact name of registrant as specified in its charter)

      Colorado                                                13-4228144
-----------------------                                      ------------
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

As of June 30, 2008, there were 9,024,583 shares of the registrant's common stock issued and outstanding.


PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements  (Unaudited)                                                Page
                                                                                          ----

         Consolidated Balance Sheets - June 30, 2008 and
                  December 31, 2007                                                        F-1

         Consolidated Statement of Operations  -
                  Six and Three months ended June 30, 2008 and 2007                        F-2

         Consolidated Statement of Changes in Stockholders' Equity -
                   June 30, 2008                                                           F-3

         Consolidated Statement of Cash Flows -
                  Six months ended June 31, 2008 and 2007                                  F-4

         Notes to Consolidated Financial Statements                                        F-5

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

                                     PART I

ITEM 1. FINANCIAL STATEMENTS


                    NAVIDEC FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                               Consolidated Balance Sheets
                                      (In Thousands)

                                                                                           June 30,         December 31,
                                                                                             2008               2007
                                                                                           Unaudited           Audited
                                                                                        ----------------   ----------------

ASSETS:
  Current Assets:
     Cash and cash equivalents                                                                  $ 1,873            $ 1,424
     S/T Mortgages receivable - net of allowance                                                  6,030              2,204
     S/T Note receivable - Jaguar Group LLC - net of allowance (Notes 1,4)                          677              1,100
     Accrued interest receivable                                                                     88                 46
     Advances receivable                                                                             17                  5
     A/R - Jaguar Group LLC (Notes 1, 4)                                                            291                  -
                                                                                        ----------------   ----------------
       Total Current Assets                                                                       8,976              4,779
                                                                                        ----------------   ----------------

  Property, equipment and software, net                                                              68                 39

  Other Assets
     Note receivable - (Note 4) - Aegis/Grizzle                                                     450                450
     Investment - BPZ Energy - (note 5)                                                               -              3,354
     Investment - Boston Property (Note 5)                                                        1,890              1,279
     Real estate owned - net of impairment (Note 5)                                                 791                360
     Other assets                                                                                     -                 15
                                                                                        ----------------   ----------------
       Total Other Assets                                                                         3,131              5,458
                                                                                        ----------------   ----------------

TOTAL ASSETS                                                                                $    12,175           $ 10,276
                                                                                        ================   ================


LIABILITIES & STOCKHOLDERS' EQUITY:
  Current Liabilities:
      Advances repayable - related party                                                            $ -               $ 15
      Accounts Payable                                                                               17                  -
      Short term borrowings  (Note 7)                                                             1,527                285
      Accrued taxes and liabilities                                                                 870                102
                                                                                        ----------------   ----------------
        Total Current Liabilties                                                                  2,414                402

    Minority Interest                                                                                                    -

  Stockholders' Equity:
    Common stock, $0.001 par value, 100,000,000 shares                                                9                  9
        authorized, 9,024,583 shares issued
        and outstanding at June 30, 2008 and
        8,924,583 as of December 31, 2007
    Additional paid-in capital                                                                    7,546              7,552
    Treasury stock                                                                                 (150)              (150)
    Unrealized gain on securities                                                                     -              2,149
    Accumulated earnings                                                                          2,356                314
                                                                                        ----------------   ----------------
        Total Stockholders' Equity                                                                9,761              9,874
                                                                                        ----------------   ----------------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                                                    $    12,175           $ 10,276
                                                                                        ================   ================


        The accompanying notes to the consolidated financial statements are an integral part of these statements.
                                              F-1


                                NAVIDEC FINANCIAL SERVICES, INC. AND SUBSIDIARY
                                            Statement of Operations
                                                 (In Thousands)
                                                  (Unaudited)

                                                                    For the Three Months Ended    For the Six Months Ended
                                                                            June 30,                      June 30,
                                                                      2008           2007           2008           2007
                                                                   ------------   ------------   ------------   ------------
                                                                    (Unaudited)    (Unaudited)    (Unaudited)   (Unaudited)

Revenue
    Sales                                                             $    351          $ 156          $ 454          $ 380
    Interest revenues                                                      123                           169
    Cost of Sales                                                          120              -            191              -
                                                                   ------------   ------------   ------------   ------------
Gross Profit                                                               354            156            432            380
                                                                   ------------   ------------   ------------   ------------

Operating Expenses:
    General and administrative                                           1,858            446          2,523            838
    Depreciation and amortization                                            2              2              3              4
                                                                   ------------   ------------   ------------   ------------
        Total operating expenses                                         1,860            448          2,526            842

Loss from operations                                                    (1,506)          (292)        (2,094)          (462)
                                                                   ------------   ------------   ------------   ------------
Other income (expense)
   Gain on sale of investments                                           3,052            868          5,422          1,067
   Other (loss) or Gain                                                                     -                            52
   Net rental income                                                         8              -              7              -
   Misc non-operating income/(expense)                                      (5)                          (70)
   Interest income                                                           5             50             23
   Interest (expense)                                                       (2)                          (26)
                                                                   ------------   ------------   ------------   ------------

   Total other income                                                    3,058            918          5,356          1,119
                                                                   ------------   ------------   ------------   ------------

Net Income before minority interest and income tax                       1,552            626          3,262            657
                                                                   ------------   ------------   ------------   ------------
   Minority Interest
      Minority interest in consolidated subsidiary                                          -                            (8)

                                                                   ------------   ------------   ------------   ------------
Net Income (Loss) before taxes                                           1,552            626          3,262            649

   Income Taxes
      Provision for income tax                                            (941)             -         (1,196)             -
                                                                   ------------   ------------   ------------   ------------

Net Income (Loss)                                                        $ 611          $ 626        $ 2,066          $ 649
                                                                   ============   ============   ============   ============
Earnings Per Share:
    Basic                                                               $ 0.07         $ 0.08         $ 0.23         $ 0.08
    Diluted                                                             $ 0.04         $ 0.04         $ 0.13         $ 0.04

Weighted Averge Shares Outstanding:
   Basic                                                                 9,025          7,983          9,025          7,983
                                                                   ============   ============   ============   ============
   Diluted                                                              16,489         16,097         16,489         16,097
                                                                   ============   ============   ============   ============

    The accompanying notes to consolidated financial statements are an integral part of these statements.
                                          F-2


                       NAVIDEC FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                              Consolidated Statement of Cash Flows
                                         (In Thousands)
                                           (Unaudited)

                                                                                                      For the Six Months Ended
                                                                                                             June 30,
                                                                                                       2008              2007
                                                                                                  ---------------   ----------------
Cash Flows from Operating Activities:

        Net Income                                                                                    $ 2,066            $ 6496
        Adjustments to reconcile net income to net cash used in operating activities:
             Depreciation expense                                                                           3                 2
             Gain on sale investments                                                                  (5,412)           (1,067)
             Increase in reserves and impairments                                                       1,483                 -
             Gain on settlement of debt                                                                     -               (50)
             Minority interest                                                                              -                 8
        Changes in operating assets and liabilities:
             Accounts receivable                                                                            -                22
             Prepaid expenses and other assets                                                            (53)               42
             Short term loans receivable                                                               (2,453)              450
             Accounts payable                                                                               2               (22)
             Accrued liabilities and other                                                               (708)              (32)
                                                                                                  ---------------   ----------------

Net Cash (Used)/Provided by Operating Activities                                                       (5,072)                2
                                                                                                  ---------------   ----------------

Cash Flows from Investing Activities:
        Investments (increased)/decreased
             Boston real estate                                                                        (1,042)                -
             Other real estate                                                                           (627)                -
        Increase in fixed assets                                                                          (39)                -
        Other assets                                                                                       15                 -
        Unrealized gain/(loss) on securities                                                             (911)                -
        Proceeds from sale of equity investments                                                        8,120             1,026
                                                                                                  ---------------   ----------------

Net Cash Provided by Investing Activities                                                               5,516             1,026
                                                                                                  ---------------   ----------------

Cash Flows from Financing Activities:
        Net increase/(decrease) in Additional Paid in Capital                                               5                 -
        Post-merger proceeds from exercise of BPZ Options                                                   -               479
                                                                                                  ---------------   ----------------

Net Cash Provided by Financing Activities                                                                   5               479
                                                                                                  ---------------   ----------------

Net Increase in Cash & Cash Equivalents                                                                   449             1,508

Beginning Cash & Cash Equivalents                                                                       1,424               179
                                                                                                  ---------------   ----------------

Ending Cash & Cash Equivalents                                                                        $ 1,873          $  1,687
                                                                                                  ===============   ================


Supplemental Disclosure of Cash Flow Information
        Cash paid for Interest                                                                         $   11                 -
                                                                                                  ===============   ================
        Cash paid for Income Taxes                                                                     $  350                 -
                                                                                                  ===============   ================



        The accompanying notes to consolidated financial statements are an integral part of these statements.
                                              F-3


                                        NAVIDEC FINANCIAL SERVICES, INC.
                                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                        For the Six Months Ended June 30, 2008 (In thousands - except number of shares)

                                              Voting            Additional   Unrealized   Treasury   Accumulated   Stockholder
                                           Common Stock          Paid-in      Gain        Stock       Profit        Equity
                                      -----------------------
                                        Shares       Amount      Capital                             (Deficit)
                                      -----------               ----------  ----------   --------   ------------   ----------

Balances, Dec 31, 2004                 6,378,048         $ 6      $ 5,911       $ 375        $ -       $ (2,132)     $ 4,160
                                      -----------   ---------   ----------  ----------   --------   ------------   ----------

BPZ legacy options exercised                                          963                                                963
  Options exercised                      250,000           1           13                                                 14
Common stock sold in private           1,322,000           1        1,323                                              1,324
  placement                                                                                                                -
Additional paid-in capital from                                     1,203                                              1,203
  reorganization
Net loss                                                                                                 (1,377)      (1,377)
Comprehensive Income
     Gain on marketable securities                                                450                                    450
Total Comprehensive gain/(loss)
                                      -----------   ---------   ----------  ----------   --------   ------------   ----------
Balances, Dec 31, 2005                 7,950,048           8        9,413         825          -         (3,509)       6,737

Net loss                                                                                                   (464)        (464)
Comprehensive Income
    Gain on marketable securities                                                 658                                    658
Total Comprehensive gain/(loss)
                                      -----------   ---------   ----------  ----------   --------   ------------   ----------
Balances, Dec 31, 2006                 7,950,048           8        9,413       1,483          -         (3,973)       6,931

Net income                                                                                                4,287        4,287
  Options exercised                    1,000,000           1           49                                                 50
  Correct BPZ transaction                 33,397                        2                                                  2
  Correct private placement               10,000
Remove BPZ warrants                                                (1,912)                                            (1,912)
Treasury stock - Armijo settlement       (68,862)                                           (150)                       (150)
Comprehensive other income
   Gain on marketable securities                                                  666                                    666
                                      -----------   ---------   ----------  ----------   --------   ------------   ----------
Balances, Dec 31, 2007                 8,924,583           9        7,552       2,149       (150)           314        9,874

Net income                                                                                                2,066        2,066
   Warrants exercised                    100,000                        5                                                  5
Comprehensive other income                                                                                                 -
   Gain on marketable securities                                               (2,149)                                (2,149)
   Adjust for minority interest                                       (11)                                  (24)         (35)


                                      -----------   ---------   ----------  ----------   --------   ------------   ----------
Balances - June 30, 2008               9,024,583         $ 9      $ 7,546         $ -     $ (150)       $ 2,356      $ 9,761
                                      ===========   =========   ==========  ==========   ========   ============   ==========




        The accompanying notes to consolidated financial statements are an integral part of these statements
                                                      F-4

                NAVIDEC FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 For the Six Months Ended June 30, 2008 and 2007
                                   (Unaudited)

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

On July 9, 2008, the board of directors of NFS declared a dividend distribution of a Unit of Northsight, Inc ("Northsight"). The Units will be distributed one Unit of Northsight for each 2.27336 shares of Navidec. Navidec currently owns 20,000,000 Units of Northsight. Navidec will distribute 4,000,000 Units to its shareholders resulting in Navidec owning 16,000,000 after the dividend distribution. The Northsight Units to be distributed will consist of one share of Northsight, a Northsight A Purchase Warrant, exercisable at $2.00 per share until July 1, 2013, and a B Purchase Warrant exercisable at $4.00 per share until July 1, 2013.

Starting in July 2007, NFS began lending money to Northsight to enable Northsight to make short term, first deed of trust secured loans to borrowers who are purchasing deeply discounted or foreclosed residential real estate in Arizona and Colorado. During the year ended December 31, 2007, NFS had lent Northsight approximately $5,826,000. The loans to Northsight yield 12% and are callable on demand by NFS. As of June 30, 2008, NFS had approximately $6,030,000 (net of allowance) and as of December 31, 2007 had $2,204,000 in short term bridge loans outstanding. Short term bridge loans outstanding grew by 174% in the six months ended June 30, 2008 compared to December 31, 2007 balances.

During the quarter ended June 30, 2008, we incurred an operating loss of approximately $1,506,000 compared to an operating loss of $446,000 for the quarter ending March 31, 2008. The increase in the loss is largely due to the Company establishing reserves against notes receivable and real estate owned in the amount of $1,483,000.

During the quarter ending June 30, 2008, the Company sold 174,813 shares of BPZ Energy in the open market at an average price per share of $23.33. This activity produced a onetime gain, before taxes, of approximately $3,027,000. Other income contributed an additional approximate $6,000. During the quarter ending June 30, 2008, the Company liquidated all of their position in BPZ Energy.

Southie Development, LLC (Southie) was formed in January 2008 and is wholly-owned by NFS. The purpose of Southie is to develop residential real estate for resale and to own and manage residential real estate acquired via default of real estate loans owned by NFS. Once a real estate loan defaults, NFS transfers the property to Southie for development and management. As part of the management and development of the properties transferred to it, Southie honors any existing residential leases, will potentially expend monies for rehabilitation of the property with the goal of selling the property in a short time period, usually less than one year. However, if the Company deems the property to be a good longer term investment, they might hold the property for longer periods.

The Company purchased a home in South Boston on December 4, 2007 (Thomas Park) and began improving the property with the intent to construct three condominium units for resale. The purchase price was $1,200,000 plus closing costs. As of May 19, 2008, the Company acquired a $1,200,000 line with Mt. Washington Cooperative Bank for the development of Thomas Park. The line is due November 19, 2009, monthly interest only payments, with a prime plus 2% interest rate and an interest rate floor of 7%. As of June 30, 2008, the balance owed on this line was $558,000. As of June 30, 2008, the Company had invested $1,890,000 less the bank line of $558,000. The Company estimates that construction will be completed by October 2008.

Jaguar Group Investments, LLC

In February 2008, our subsidiary, Northsight entered into a joint venture agreement with Jaguar Group, LLC. The purpose of this joint venture is to provide wholesale financing loan products to the real estate mortgage industry.

Northsight purchased 50% equity and voting interest in Jaguar Investment Group, LLC (Jaguar) and the remaining 50% is owned by Jaguar Group, LLC. Each equity interest was purchased for $4 million dollars, to be in the form of cash, real estate equity, and/or any form of consideration agreed by both members.

At this time, the joint venture has not been fully funded. The Company has committed $1,100,000 toward the joint venture and recognizes this amount as a short term note receivable. The Company also has approximately $291,000 in loans waiting to be funded by Jaguar. The Company has reserved approximately $423,000 against the short term note receivable and the receivable. It is the Company's intent to continue their involvement in this joint venture.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

INTERIM PRESENATION

The unaudited consolidated financial statements and related notes for the six months ended June 30, 2008, presented herein have been prepared by the management of NFS and its subsidiaries pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. Operating results for the six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the full year. It is suggested that these unaudited consolidated financial statements be read in conjunction with the December 31, 2007 audited consolidated financial statements.

In the opinion of management, all adjustments (consisting only of normal recurring adjustments), which are necessary for a fair presentation of operating results for the interim period presented have been made.

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of NFS and its subsidiary, Northsight, Inc., Northsight Mortgage formerly known as Navidec Mortgage Holdings, Inc., and Southie Development, LLC. NFS owns 98% of Northsight and the former minority member or Northsight Mortgage Group, LLC owns 2% of Northsight, Inc. NFS owns 100% of Southie Development, LLC. All significant inter-company balances and transactions have been eliminated in consolidation.

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

However, during the three months ended June 30, 2008 management felt, based on prevailing market conditions, that it was necessary to establish a reserve. During the three months ended June 30, 2008, a reserve of approximately $853,000 was established for short term notes receivable and a reserve of approximately $198,000 was established for the real estate owned by the Company.

No sales to unaffiliated customers represented 10% or more of the Company's revenue for the six months ended June 30, 2008.

INVESTMENTS

Investments in publicly traded equity securities over which NFS does not exercise significant influence are recorded at market value in accordance with Financial Accounting Statement ("FAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities," which requires that all applicable investments be classified as trading securities, available for sale securities or held-to-maturity securities. The Company has investments treated as available-for-sale securities that are restricted from sale in the open market under Section 144 and have limited trading volume. There can be no assurance that we will realize the recorded value of this investment due to the size of the investment and its limited trading volume. Comprehensive income includes net income or loss and changes in equity from the market price variations in stock and warrants held by the Company. The Company's comprehensive gain for the quarter ended June 30, 2008 was approximately $3,052,000.

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

REVENUE RECOGNITION

Interest Revenues

Revenues from interest are recorded at the time they are earned thus the revenues shown are for interest actually received and the accruals for that which is due to the Company. Interest revenues for the six months ended June 30, 2008 were approximately $169,000 ($123,000 for the three months ended June 30, 2008).

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

At June 30, 2008, the Company had an accrued income tax liability of approximately $842,000 related primarily to profits generated on the sale of stock assets.

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

The dilutive effect of approximately 7,464,000 options and warrants at June 30, 2008, has been included in the determination of diluted earnings per share.

COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) includes net income or loss and changes in equity from the market price variations in the BPZ stock held by the Company. During the three months ended June 30, 2008, all of the remaining shares of BPZ were sold representing a gain of approximately $3,207,000 and a gain of approximately $5,381,000 for the six months ending June 30, 2008.

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

The Company's "investments in BPZ," of 300,000 shares were valued at $3,354,000 on December 31, 2007. The Company held no shares of BPZ at June 30, 2008.

NOTE 4 - NOTES RECEIVABLE

During the year ended December 31, 2007, we entered a transaction with a former officer of the Company, Mr. Robert Grizzle. In exchange for Mr. Grizzle's shares in the Company, on May 3, 2007, Mr. Grizzle executed a note payable for $450,000. The note carries an 8% interest rate and is secured by 1,000,000 Aegis common shares, 1,500,000 Aegis preferred shares, 220,000 shares of the Company's common stock and 200,000 options to purchase shares of the Company's common stock at $0.05 per share held by Mr. Grizzle. The note is a limited recourse note whereby Mr. Grizzle is personally responsible for one half the original principal and interest. The balance owed is secured by Mr. Grizzle's Aegis common and preferred shares and the Company's common stock. Further, the note provides that at the earlier of one year from the date that the common stock of the Company is publicly traded and his shares are registered for resale under an effective registration statement filed by the Company or December 31, 2009. On September 30, 2007, Mr. Grizzle resigned as the Chief Operating Officer and the Chief Financial Officer of the Company.

In July 2007, Northsight, Inc. (formerly Navidec Mortgage Holdings, Inc.), a 98% owned subsidiary of the Company, began making short term loans to purchasers of residential properties who purchase their property as part of or after the repossession in a foreclosure proceeding. As of June 30, 2008, the Company had made approximately $6,030,000 in such loans. The loans are made primarily to good credit borrowers and are secured by a first mortgage on the purchased properties. The average numbers of days outstanding for the loans are less than 90 days, and the primary takeout on the loans is long term financing through secondary sources such as the Federal National Mortgage Association.

As of December 31, 2007, the Company had $2,204,000 in short term bridge loans outstanding. Short term bridge loans outstanding grew by 174% in the six months ended June 30, 2008 compared to December 31, 2007 balances. This increase is due to increased marketing of the short term loan offering by the Company.

In June 2008, the Company transferred the ownership of the short term loans from Northsight, Inc. to the Company. Due to this transfer, the Company funds and owns the loans. There is no longer an intercompany transfer of funds.

On December 13, 2007, Northsight, Inc. (formerly Navidec Mortgage Holdings, Inc.) entered into a loan agreement with Welend Associated Group, LLC, a Colorado limited liability company and Jaguar Group, LLC, (Jaguar) a Colorado limited liability company, each with joint and severable liability, in the amount of $1,100,000. The note carries an interest rate of 0% and has a maturity date of six months from the date of the note. As consideration for making the loan to Jaguar, the Company received is able to utilize Jaguar's line funding capabilities through third party lenders. Security for the note is a first security interest in the debtor's warehouse line of credit with Colorado State Bank. As of June 30, 2008 there is an additional receivable from Jaguar for approximately $291,000 which represents loans funded by NFS but not yet funded by Jaguar. Further, as of June 30, 2008, there $968,200 in payables to Jaguar representing loans made by NFS that are owed to Jaguar.

Subsequent to June 30, 2008, NFS became aware of operational issues at Jaguar. Based on this concern, management decided to reserve for the net receivable owed from Jaguar, which, as for June 30, 2008 was the note receivable from Jaguar or $1,100,000, the account receivable from Jaguar of $291,323, less the payable owing to Jaguar of $968,200, for a net reserve of $423,132.

NOTE 5 - INVESTMENTS

In December 2007, Northsight, Inc. (a 98% owned subsidiary of the Company) purchased a 3 unit property in Boston, Massachusetts. The objective is to rehabilitate the property and then sell it. During the quarter ending June 30, 2008, this property was transferred to Southie Development, LLC (a 100% owned subsidiary of the Company). As of June 30, 2008, the Company and subsidiaries had invested a total of approximately $1,890,000 in the property. Part of this investment is funded by a $1,200,000 line of credit from Mt. Washington Cooperative Bank, which $558,000 was due on this line as of June 30, 2008.

On December 20, 2007, the subsidiary, Northsight, Inc. repossessed a property with a value of $359,564 securing one of its short term loans due to non-payment. During the quarter ended March 31, 2008, the Company took back a second property with a value of $280,663 for non-payment. During the quarter ended June 30, 2008, the Company acquired another property via repossession for $305,000 and recognized at the loan balance and placed the property into its inventory. The Company has expended fix up costs on these properties and have added the cost to the valuation. All of these properties are held as inventory and provide rental income to the Company. The properties may be held to rent or may be sold in the future. For the quarter ending June 30, 2008, the valuation of these real estate owned properties is $988,711 less a reserve of $197,742, for a net inventory balance of $790,969. It is management's belief that the carrying value of these properties is less than the fair market value.

During the quarter ending June 30, 2008, the Company transferred these properties from its subsidiary, Northsight, Inc. to its other subsidiary, Southie Developments LLC.

NOTE 6 - CAPITAL LEASES OBLIGATIONS

NFS acquired no property under capital lease arrangements during the six months ended June 30, 2008 or 2007.

NOTE 7 - SHORT TERM BORROWINGS

During the six months ended June 30, 2008, the Company's subsidiary Northsight, Inc. arranged for a bank line of credit. During the three months ended March 31, 2008, the subsidiary had drawn a total of approximately $155,000 against a total line of $3,000,000. During the three months ended June 30, 2008, the Company paid the outstanding amount on the line and at June 30, 2008 owes nothing on this line. The line expires on August 31, 2008, and it is the Company's intent not to renew this line.

During the quarter ending June 30, 2008, the Company arranged for a construction line of credit for $1,200,000, due November, 2009. Proceeds from this line are used strictly for the renovation of the property in Boston with the intent to resale. As for June 30, 2008, the balance outstanding was $558,336. See also
Note 5.

NOTE 8 - SUBSIDIARIES

The accompanying consolidated financial statements include the accounts of NFS and its subsidiary, Northsight, Inc. (formerly called Navidec Mortgage Holdings,
Inc), its subsidiary Northsight Mortgage Group, LLC. of Phoenix, Arizona, and is subsidiary, Southie Development, LLC. All significant inter-company balances and transactions have been eliminated in consolidation.

We are currently operating in the mortgage services sector. During the six months ended June 30, 2008, the revenues for the mortgage services and brokerage business were approximately $454,000 ($351,000 for the three months ended June 30, 2008). During the six months ended June 30, 2007, mortgage services generated approximately $156,000 in revenues. During the three months ended June 30, 2008, we incurred a loss from operations of $1,506,000. During the six months ended June 30, 2007, we incurred a loss from operations of approximately $2,094,000.

Northsight is focused on the Arizona and Colorado mortgage markets and is primarily engaged in the business of marketing and brokering mortgages secured by real estate with an emphasis on providing credit worthy individuals with interim financing for the purchase of repossessed or auctioned residential properties.

Operating results for each of the segments of the Company are as follows:


                                               For the Six Months Ended                    For the Six Months Ended
                                                    June 30, 2008                                June 30, 2007
                                                 (Data in thousands)                          (Data in thousands)
                                        ---------------------------------------      --------------------------------------

                                          Navidec      Northsight    Southie           Navidec      Northsight    Southie
                                         Financial        Inc          LLC            Financial        Inc          LLC
                                          Services                                     Services
                                        ------------- ------------- -----------      ------------- ------------- ----------
Revenue
  Sales                                  $       -     $      623                     $      -      $    380       $     -
  Cost of Sales                                               191
                                        ------------- ------------- -----------      ------------- ------------- ----------


Gross Profit                                     -            432         -                  -           380             -

Operating Expenses
  General and Administrative                 1,917            408       198                378           460

  Depreciation                                                  3                            4
                                        ------------- ------------- -----------      ------------- ------------- ----------

Total Operating Expenses                     1,917            411       198                382           460             -

Other Income/(Expense)
  Gain on sale of investments                5,422                                       1,067
  Net rental Income                                                       7
  Interest income                               23                                          52
  Interest expense                              (3)           (23)

  Other income/(expense)                       (70)             -
                                        ------------- ------------- -----------      ------------- ------------- ----------

Total Other Income/(Expense)                 5,372            (23)        7              1,119             -             -

Income Taxes                                (1,196)


Net Income (Loss)                        $   2,259    $        (2)  $  (191)               737           (80)            -
                                        ============= ============= ===========      ============= ============= ==========

NOTE 9 - EQUITY TRANSACTIONS

COMMON STOCK

During the three months ended June 30, 2008, the Company did not issue any shares of its common stock.

STOCK OPTIONS

During the six months ended June 30, 2008, a shareholder of the Company exercised options exercisable for 100,000 shares of the Company's restricted common stock at $0.05 per share.

During the six months ended June 30, 2008, no options expired.

At June 30, 2008, all outstanding and exercisable options were fully vested. The aggregate intrinsic value of outstanding fully-vested options as of June 30, 2008 was approximately $1,165,000.

A summary of the option plan is as follows:

                                                         2008
                                                              Weighted Average
                                              Shares           Exercise Price

Outstanding,  January 1, 2008                  3,681,510         $     1.18
  Granted                                              -                  -
  Cancelled                                            -                  -
  Expired                                              -                  -
  Exercised                                     (100,000)                 -
                                               ---------          ---------
Outstanding, June 30, 2008                     3,581,510          $    1.18
                                               =========          =========
Options Exercisable , June 30, 2008            3,581,510          $    1.18
                                               =========          =========

WARRANTS

At June 30, 2008, the following warrants to purchase common stock were outstanding:

       Number of common
  shares covered by warrants          Exercise Price            Expiration Date

          1,332,500                      $ 4.00                   August 2010
          1,332,500                        2.00                   August 2010
            150,000                        1.00                    July 2010
        -----------
          2,815,000


During the six months ended June 30, 2008 the Company did not issue any warrants.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

OPERATING LEASES

In February 2008, the Company along with its subsidiary, Northsight opened offices at 2000 S. Colorado Blvd, Suite 200, Denver, Colorado. The lease for this office is approximately $4,601 per month. The lease has a term of approximately 3 years.

DEFINED CONTRIBUTION PLAN

NFS has a 401(k) profit sharing plan (the "Plan"). Subject to limitations, eligible employees may make voluntary contributions to the Plan. The Company may, at its discretion, make additional contributions to the Plan. The Company did not contribute during the quarter ended June 30, 2008.

NOTE 11 - SUBSEQUENT EVENTS

On July 1, 2008, the Company awarded options to purchase 200,000 shares of the Company's stock at $2.00 per share to a newly appointed director. One-third of these shares vest upon the granting date, 1/3 of the shares in 12 months from the grant date and the remaining amount in two years from the grant date. The term of the option agreement is 10 years.

On July 28, 2008, the Company awarded options to purchase 200,000 shares of the Company's stock at $2.00 per share to a new employee. One-third of the shares vest in 12 months of the grant date, 1/3 of the shares vest in 24 months of the grant date and the remaining vest in 36 months from the grant date. The term of the option agreement is 10 years.

On July 9, 2008, The Board of Directors of Navidec declared two dividend distributions for its shareholders as of September 8, 2008, record date.

The first dividend is a distribution of two Navidec Warrants to purchase common shares of Navidec, $.001 par value, for each share of Navidec. The Units consist of an A Warrant, exercisable at $2.00 per share until July 1, 2013, and a B Warrant exercisable at $4.00 per share until July 1, 2013.

The second dividend is distribution of a Unit of Northsight, Inc ("Northsight"). The Units will be distributed one Unit of Northsight for each 2.27336 shares of Navidec. Navidec currently owns 20,000,000 Units of Northsight. Navidec will distribute 4,000,000 Units to its shareholders resulting in Navidec owning
16,000,000 after the dividend distribution. The Northsight Units to be distributed will consist of one share of Northsight, a Northsight A Purchase Warrant, exercisable at $2.00 per share until July 1, 2013, and a B Purchase Warrant exercisable at $4.00 per share until July 1, 2013.

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

NFS owns 98% of its subsidiary, Northsight, Inc. ("Northsight"). Northsight is focused on the Arizona (through its subsidiary Northsight, Mortgages Group, LLC) and Colorado mortgage markets and is primarily engaged in the business of marketing and brokering mortgages secured by real estate with an emphasis on providing credit worthy individuals with interim financing for the purchase of repossessed or auctioned residential properties.

In February 2008, our subsidiary, Northsight entered into a joint venture agreement with Jaguar Group, LLC. Northsight purchased 50% equity and voting interest in Jaguar Investment Group, LLC ("Jaguar Investment Group") and the remaining 50% is owned by Jaguar Group, LLC. Each equity interest was purchased for $4 million dollars, in the form of cash, real estate equity, and/or any form of consideration agreed by both members. The joint venture is to provide whole sale financing loan products to the real estate mortgage industry.

In January 2008, the Company formed Southie Development, LLC (Southie) as a wholly-owned subsidiary of NFS. The purpose of Southie is to develop residential real estate for resale and to own and manage residential real estate acquired via default of real estate loans owned by NFS. Once a real estate loan defaults, NFS transfers the property to Southie for development and management. As part of the management and development of the properties transferred to it, Southie honors any existing residential leases, will potentially expend monies for rehabilitation of the property with the goal of selling the property in a short time period, usually less than one year.

On July 1, 2008, Ms. Jolee Henry was appointed to the Board of Directors. Ms. Henry received an option exercisable for 200,000 shares of the Company's stock at $2.00 per share. One-third of these shares vest upon the granting date, 1/3 of the shares in 12 months from the grant date and the remaining amount in two years from the grant date. The term of the option agreement is 10 years.

On July 9, 2008, The Board of Directors of Navidec declared two dividend distributions for its shareholders as of September 8, 2008, record date.

The first dividend is a distribution of two Navidec Warrants to purchase common shares of Navidec, $.001 par value, for each share of Navidec. The Units consist of an A Warrant, exercisable at $2.00 per share until July 1, 2013, and a B Warrant exercisable at $4.00 per share until July 1, 2013.

The second dividend is distribution of a Unit of Northsight, Inc ("Northsight"). The Units will be distributed one Unit of Northsight for each 2.27336 shares of Navidec. Navidec currently owns 20,000,000 Units of Northsight. Navidec will distribute 4,000,000 Units to its shareholders resulting in Navidec owning
16,000,000 after the dividend distribution. The Northsight Units to be distributed will consist of one share of Northsight, a Northsight A Purchase Warrant, exercisable at $2.00 per share until July 1, 2013, and a B Purchase Warrant exercisable at $4.00 per share until July 1, 2013.

On July 31, 2008, President Bush signed into law a package of housing legislation called the Federal Housing and Economic Recovery Act that is largely focused on safeguarding Fannie Mae and Freddie Mac. While it still is too early to gauge the impact of this legislation on the Company, management believes it would have no material negative impact, and could assist in mortgage operations going forward.


RESULTS OF OPERATIONS

For the Three Months Ended June 30, 2008 compared to the Three Months Ended June 30, 2007

During the three months ended June 30, 2008, we recognized sales of approximately $351,000 from the activities of our subsidiary Northsight and its subsidiary Northsight Mortgage Group, LLC. The sales are a result of Northsight's originating residential mortgage loans. During the three months ended June 30, 2007, we recognized sales of $156,000. The increase of $195,000 was a result of the development of a new bridge loan program that enables purchasers to acquire discounted residential real estate.

During the three months ended June 30, 2008, we incurred $120,000 in cost of sales. During the period ended June 30, 2007, we did not recognize any costs in connection with our sales.

During the three months ended June 30, 2008, we recognized a gross profit margin of $354,000 compared to $156,000 for the three months ended June 30, 2007. The increase of $198,000 was a result of increased mortgage loan activity, but reduced by a change in accounting policies whereby we now recognize salaries and consulting services as part of the cost of sales in Northsight's mortgage operations.

During the three months ended June 30, 2008, we incurred total operating expenses of $1,860,000 compared to $448,000 during the three months ended June 30, 2007. The increase of $1,412,000 is a result of establishing loan loss and real estate own reserves totaling approximately $1,483,000. During the three months ended June 30, 2008 we incurred general and administrative expense of $1,858,000 compared to $446,000 during the three months ended June 30, 2007.

During the three months ended June 30, 2008, we recognized net income of $611,000 compared to $626,000 during the three months ended June 30, 2007. The decrease of $15,000 was largely the result of the $3,052,000 gain less tax accrual of $941,000 on the sale of shares we hold for investment, including BPZ Petroleum and the establishment of loan reserves of $1,483,000. During the three months ended March 31, 2008, we sold 150,000 shares of BPZ for cash of approximately $2,385,000 and during the three months ended June 30, 2008 we sold 184,813 shares of BPZ for a gain of $3,207,000. Proceeds were used to expand Northsight's mortgage operations, create our bridge loan product and increase our bridge loan portfolio.

For the Six Months Ended June 30, 2008 compared to the Six Months Ended June 30, 2007

During the six months ended June 30, 2008, we recognized sales of $454,000 from the activities of our subsidiary Northsight and its subsidiary Northsight Mortgage Group, LLC. The sales are a result of Northsight's originating residential mortgage loans. During the six months ended June 30, 2007, we recognized sales of $380,000. The increase of $74,000 was a result of the development of a new bridge loan program that enables purchasers to acquire discounted residential real estate.

During the six months ended June 30, 2008, we incurred $191,000 in cost of sales. During the period ended June 30, 2007, we did not recognize any costs in connection with our sales.

During the six months ended June 30, 2008, we recognized a gross profit margin of $432,000 compared to $380,000 for the six months ended June 30, 2007. The increase of $52,000 was a result of increased mortgage activity offset by a change in accounting policies whereby we now recognize salaries and consulting services as part of the cost of sales in Northsight's mortgage operations.

During the six months ended June 30, 2008, we incurred total operating expenses of $2,526,000 compared to $842,000 during the six months ended June 30, 2007. The increase of $1,684,000 is result of establishing a loan loss reserve of $1,483,000 and a redirection of Northsight's mortgage operations to include an emphasis on short term bridge loans and the opening of Northsight's offices in Colorado and focus on the Colorado market, as seen in the increase of $1,685,000 in general and administrative expenses. During the six months ended June 30, 2008 we incurred general and administrative expense of $2,523,000 compared to $838,000 during the six months ended June 30, 2007.

During the six months ended June 30, 2008, we recognized net income of $2,066,000 compared to $649,000 during the six months ended June 30, 2007. The increase of $1,417,000 was a result of the $5,381,000 gain less tax accrual of $1,196,000 on the sale of shares we hold in BPZ Petroleum. During the three months ended March 31, 2008, we sold 150,000 shares of BPZ for cash of approximately $2,385,000 and during the three months ended June 30, 2008 we sold 184,813 shares of BPZ for a gain of $3,207,000. Proceeds were used to expand Northsight's mortgage operations, create our bridge loan product and increase our bridge loan portfolio.

LIQUIDITY

Net cash used by operating activities during the six months ended June 30, 2008 was $5,072,000, compared to net cash provided in operating activities during the six months ended June 30, 2007 of $2,000. During the six months ended June 30, 2008, the net cash provided represented net income of $2,066,000, adjusted for the non-cash item of depreciation expense of $3,000, a gain on the sale of investments of $5,412,000, and impairments of $1,483,000.

During the six months ended June 30, 2007, the net cash used represented net income of $649,000, adjusted certain non-cash items consisting of depreciation expense of $2,000, a gain on the sale of investments of $1,067,000, gain on settlement of debt for $50,000, and a minority interest of $8,000.

During the six months ended June 30, 2008, we provided $5,516,000 in cash in investing activities. We invested $39,000 in fixed assets, $1,042,000 in real estate in Boston, Massachusetts, $627,000 (net of impairments) in real estate owned, $15,000 in other assets and a net of $7,209,000 from the sale of equity investments.

During the six months ended June 30, 2007, we received cash of $1,026,000 from our investment activities, consisting solely of the sale of equity investments.

During the six months ended June 30, 2008, net cash provided from financing activities was $5,000. During the six months ended June 30, 2007, we recognized $479,000 from the post-merger proceeds from exercise of BPZ options.

At June 30, 2008, we had total current assets of $8,976,000, consisting of cash of $1,873,000, net mortgage receivables of $6,030,000, a net note receivable of $677,000, accrued interest receivable of $88,000, accounts receivable of $291,000 and an advance receivable of $17,000. At June 30, 2008, we had total current liabilities of $2,414,000, consisting of an accounts payable of $17,000, short term borrowings of $1,527,000 and accrued taxes and liabilities of $870,000. Current assets exceed current liabilities by $6,562,000.

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

In July 2007 Navidec Mortgage Holdings, Inc., a wholly owned subsidiary of the Company, in conjunction with Northsight Mortgage, and 80% owned subsidiary of the Company began making short term loans to purchasers of residential properties who purchase their property as part of or after the repossession in a foreclosure proceeding. As of June 30, 2008, the Company had made $7,453,000 in such loans that have yet to be placed outside the Company in a permanent loan takeout. The loans are secured by first deeds of trust on residential real estate properties.

As of June 30, 2008, the Company also holds $570,000 in escrow for the benefit of the property owners recognized under short term loans. This is recognized as a reduction on the total amount of short term loans, for a net short term mortgage receivable of $6,030,000. This balance includes a reserve for uncollectible of $853,000.

RESERVES FOR BAD DEBT

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

For the quarter ending June 30, 2008 NFS established a reserve against bad debts as follows:

         Reserve for short term mortgages receivables         $853,000
         Reserve for Real Estate Owned                        $198,000
         Reserve for amounts owed from Jaguar                 $423,000


GOODWILL AND INTANGIBLE ASSETS

Intangible assets are amortized on a straight-line basis over their estimated useful lives. Goodwill is evaluated quarterly to determine if its value has been impaired. On September 11, 2003, Old Navidec entered into a purchase agreement with Northsight and its sole member that provided for the transfer of 80% of the issued and outstanding membership units of Northsight to Old Navidec resulting in the realization of $190,000 of goodwill. This membership interest was transferred to NFS pursuant to the terms of the merger agreement. Management determined that Goodwill should be written off as an asset on its books during the six months ended June 30,, 2008.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

NFS is exposed to the impact of interest rate changes and change in the market values of the Company's investments. Based on NFS's market risk sensitive instruments outstanding as of June 30, 2008, as described below, it has determined that there was no material market risk exposure to the Company's consolidated financial position, results of operations, or cash flows as of such date. NFS does not enter into derivatives or other financial instruments for trading or speculative purposes.

INTEREST RATE RISK - At June 30, 2008, the Company's exposure to market rate risk for changes in interest rates relates primarily to its mortgage services business. NFS has not used derivative financial instruments in its credit facilities. A hypothetical 10% increase in the Prime rate would not be significant to the Company's financial position, results of operations, or cash flows.

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

As required by SEC Rule 15d-15(b), Mr. McKowen, our Chief Executive Officer and Principal Accounting Officer, carried out an evaluation under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 15d-14 as of the end of the period covered by this report. Based on the foregoing evaluation, Mr. McKowen has concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC filings and to ensure that information required to be disclosed in our periodic SEC filings is accumulated and communicated to our management, including our Chief Executive Officer, to allow timely decisions regarding required disclosure as a result of the deficiency in our internal control over financial reporting discussed below.

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

     (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation

     (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized

Management's assessment of the effectiveness of the small business issuer's internal control over financial reporting is as of the quarter ended June 30, 2008. We believe that internal control over financial reporting is effective. We have not identified any, current material weaknesses considering the nature and extent of our current operations and any risks or errors in financial reporting under current operations.

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

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2008, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.


                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

                NONE

ITEM 2.  CHANGES IN SECURITIES

During the period of April 1, 2008 through June 30, 2008, the Company did not make any sales of its unregistered securities.

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





                                             NAVIDEC FINANCIAL SERVICES, INC.
                                             (Registrant)



Dated: August 12, 2008                       By: /s/ John McKowen
                                                 -------------------------------
                                                 John McKowen, President &
                                                 Chief Accounting Officer