Form 10-Q
period 2008-09-30
Navidec Financial Services, Inc.
filed 2008-11-13
CIK 1302946

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

_________________

FORM 10Q
_________________

(Mark One)

 [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to ___________

NAVIDEC FINANICAL SERVICES, INC.
_______________________________________________________
(Exact name of registrant as specified in its charter)

Colorado	000-51139	13-4228144
(State of Incorporation)	(Commission File Number)	(IRS Employer Identification No.)

2000 South Colorado Blvd., Suite 200, Denver, Colorado 80222
_______________________________________________
(Address of principal executive offices)

303-222-1000
__________________________
(Registrant's Telephone number)

Indicate by check mark  whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the  past 12 months (or for such  shorter  period that the  registrant  was required  to file  such  reports),  and  (2)  has  been  subject  to the  filing requirements for the past 90 days. Yes [X]     No [  ]

Indicate by check mark whether the registrant is a large accelerated file, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [  ]                                                                                                           Accelerated filer [  ]
Non-accelerated filer [  ] (Do not check if a smaller reporting company)     Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes [  ]     No [ X ]

Indicate the number of share outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

As of September 30, 2008, there were 9,024,583 shares of the registrant’s common stock issued and outstanding.

PART I

ITEM 1.  FINANCIAL STATEMENTS

NAVIDEC FINANCIAL SERVICES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In Thousands)
	September 30,	December 31,
	2008	2007
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash and cash equivalents	$704	$1,424
S/T Mortgages receivable - net of allowance of $807 on September 30, 2008 and $0 December 31, 2007	4,556	2,204
S/T Note receivable - Jaguar Group LLC - net of allowance of $1,407 on September 30, 2008 and $0 on December 31, 2007 (Notes 1, 4)	-	1,100
Accrued interest receivable	112	46
Advances receivable	6	5
Total Current Assets	5,378	4,779

Property, equipment and software, net	105	39

Other Assets
Note receivable - Aegis/Grizzle - (Note 4)	450	450
Investment - BPZ Energy - (Note 5)	-	3,354
Investment - Boston Property (Note 5)	2,587	1,279
Real estate owned - net of impairment of $198 and depreciation of $13 on September 30, 2008 and $0 on December 31, 2007 (Note 5)	2,144	360
Other assets	22	15
Total Other Assets	5,203	5,458
TOTAL ASSETS	$10,686	$10,276
LIABILITIES & STOCKHOLDERS' EQUITY
Liabilities
Current Liabilities
Advances repayable - related party	$-	$15
Accounts Payable	550	-
Short term borrowings (Note 7)	1,219	285
Accrued taxes and liabilities	636	102
Total Current Liabilities	2,405	402

Stockholders' Equity
Common stock, $0.001 par value, 100,000,000 shares	9	9
authorized, 9,024,583 and 8,924,583 shares issued
and outstanding at September 30, 2008 and
December 31, 2007, respectively
Additional paid-in capital	7,456	7,552
Treasury stock	-	(150)
Unrealized gain on securities	-	2,149
Retained earnings	816	314
Total Stockholders' Equity	8,281	9,874
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$10,686	$10,276

The accompanying notes to consolidated financial statements are an integral part of these statements.

Navidec Financial Services, Inc. September 30, 2008 10 Q

NAVIDEC FINANCIAL SERVICES, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(In Thousands)
Unaudited

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Revenue
Sales	$221	$97	$675	$484
Interest revenues	33	-	202	-
Cost of Sales	(476)	(98)	(667)	(445)
Gross Profit	(222)	(1)	210	39

Operating Expenses:
General and administrative	1,203	236	3,726	727
Depreciation and amortization	23	-	26	4
Total operating expenses	1,226	236	3,752	731

Loss from operations	(1,448)	(237)	(3,542)	(692)

Other income (expense)
Gain on sale of investments	(10)	2,484	5,412	3,551
Other (loss) or Gain	11	-	11	50
Net rental income	13	-	20	-
Miscellaneous non-operating expense	(199)	-	(269)	-
Interest income	21	15	44	56
Interest expense	(40)	-	(66)	-
Total other (expense) income	(204)	2,499	5,152	3,657
Net (Loss) Income before minority interest and income tax	(1,652)	2,262	1,610	2,965

Minority Interest
Minority interest in consolidated subsidiary	-	-	(24)	(8)
Net (Loss) Income before taxes	(1,652)	2,262	1,586	2,957

Income Taxes
Provision for income tax (benefit)	(112)	-	1,084	-
Net (Loss) Income	$(1,540)	$2,262	$502	$2,957

Earnings Per Share:
Basic	$(0.17)	$0.25	$0.06	$0.33
Diluted	$(0.17)	$0.25	$0.06	$0.23

Weighted Average Shares Outstanding:
Basic	9,025	8,983	9,025	8,983
Diluted (Note 2)	16,489	12,998	16,489	12,998

The accompanying notes to consolidated financial statements are an integral part of these statements.

Navidec Financial Services, Inc. September 30, 2008 10 Q

NAVIDEC FINANCIAL SERVICES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In Thousands)
Unaudited

	For the Nine Months Ended
	September 30,
	2008	2007

Cash Flows from Operating Activities:
Net Income	$502	$2,957
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation expense	26	4
Gain on sale investments	(5,412)	(3,551)
Increase in reserves and impairments	2,412	-
Gain on settlement of debt	-	(50)
Minority interest	24	8
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(1)	23
Increase in accrued interest	(66)	(39)
(Increase) decrease in prepaid expenses and other assets	(7)	102
(Increase) decrease in short term loans receivable	(2,352)	898
(See Supplemental Information below)
Increase in accounts payable	550	-
Increase (decrease) in accrued liabilities and other	519	(60)
Net Cash (Used) Provided by Operating Activities	(3,805)	292

Cash Flows from Investing Activities:
Investments (increased) decreased
Boston real estate	(1,308)	-
Other real estate (See Supplemental Information below)	-	-
(Increase) in fixed assets	(79)	(2)
Proceeds from sale of equity investments	3,538	1,068
Net Cash Provided by Investing Activities	2,151	1,066

Cash Flows from Financing Activities:
Increase (decrease) in short term borrowings	934	-
Post-merger proceeds from exercise of BPZ Options	-	1,220
Net Cash Provided by Financing Activities	934	1,220

Net (Decrease) Increase in Cash & Cash Equivalents	(720)	2,579
Beginning Cash & Cash Equivalents	1,424	179
Ending Cash & Cash Equivalents	$704	$2,758

Supplemental Disclosure of Cash Flow Information
Non-cash exchange of receivable from parent company	$1,995	$-
Cash paid for Interest	$66	$-
Cash paid for Income Taxes	$350	$-
Increase in Additional Paid In Capital due to stock options issued	$64	$-

The accompanying notes to consolidated financial statements are an integral part of these statements.

Navidec Financial Services, Inc. September 30, 2008 10 Q

NAVIDEC FINANCIAL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY
For the Nine Months Ended September 30, 2008
(In thousands - except number of shares)
(Unaudited)

	Voting		Additional	Unrealized	Treasury	Retained	Total
	Common Stock		Paid-in	Gain	Stock	Earnings	Stockholders'
	Shares	Amount	Capital			(Deficit)	Equity
Balances, Dec 31, 2005	7,950,048	$8	$9,413	$825	$-	$(3,509)	$6,737
Net loss						(464)	(464)
Gain on marketable securities				658			658
Balances, December 31, 2006	7,950,048	$8	$9,413	$1,483	$-	$(3,973)	$6,931
Net income						4,287	4,287
Options exercised	1,000,000	1	49				50
BPZ transaction	33,397		2				2
Private placement	10,000
Remove BPZ warrants			(1,912)				(1,912)
Treasury stock - Armijo settlement	(68,862)				(150)		(150)
Gain on marketable securities				666			666
Balances, December 31, 2007	8,924,583	$9	$7,552	$2,149	$(150)	$314	$9,874
Net income						502	502
Options exercised	100,000	-	5				5
Gain on marketable securities				(2,149)			(2,149)
Options Vested (Note 8)			60				60
Adjust for minority interest			(11)				(11)
Reclass of Treasury Stock			(150)		150		-
Balances - September 30, 2008	9,024,583	$9	$7,456	$-	$-	$816	$8,281

The accompanying notes to consolidated financial statements are an integral part of these statements.

Navidec Financial Services, Inc. September 30, 2008 10 Q

NAVIDEC FINANCIAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Nine Months Ended September 30, 2008 and 2007
(Unaudited)

NOTE 1 - ORGANIZATION

Navidec Financial Services, Inc. ("NFS" or “Company") was incorporated in December 2002, as a wholly owned subsidiary of Navidec Inc. ("Old Navidec").  In September 2004, Old Navidec consummated a reverse merger agreement with BPZ Energy, Inc. a Texas corporation established in 2001 ("BPZ") whereby Old Navidec transferred all of its asset, liabilities and historical operations into NFS and Old Navidec changed its name to BPZ Energy Inc.  Also pursuant to the merger agreement, Old Navidec affected a one share of NFS for one share of Old Navidec spin off to the shareholders of record of Old Navidec.

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

On July 9, 2008, the Board of Directors of Navidec declared two dividend distributions for its shareholders as of September 8, 2008. On October 2, 2008, Navidec modified the record date and “ex-dividend” date to be the date that a Registration Statement on Form S-1 for the dividend securities is declared effective by the Securities and Exchange Commission.

The first dividend is a distribution of two Navidec Warrants to purchase common shares of Navidec, $.001 par value, for each share of Navidec. The Units consist of an “A” Warrant, exercisable at $2.00 per share until July 1, 2013, and a “B” Warrant exercisable at $4.00 per share until July 1, 2013.

The second dividend is distribution of a Unit of Northsight, Inc ("Northsight"). The Units will be distributed one Unit of Northsight for each 2.27336 shares of Navidec.  Navidec currently owns 20,000,000 Units of Northsight.  Navidec will distribute  4,000,000  Units to its  shareholders,  resulting  in Navidec  owning 16,000,000 Unit  after  the  dividend  distribution.   The Northsight Units to be distributed will consist of one share of Northsight, a Northsight “A” Purchase Warrant, exercisable at $2.00 per share until July 1, 2013, and a “B” Purchase Warrant exercisable at $4.00 per share until July 1, 2013.

Navidec Financial Services, Inc. September 30, 2008 10 Q

Starting in July 2007, NFS began lending money to Northsight to enable Northsight to make short term, first deed of trust secured loans to borrowers who are purchasing deeply discounted or foreclosed residential real estate in Arizona and Colorado.   During the year ended December 31, 2007, NFS had lent Northsight approximately $5,826,000.  The loans to Northsight yield 12% and are callable on demand by NFS.  As of September 30, 2008, NFS had approximately $4,556,000 (net of allowance of $807,000) and as of December 31, 2007 had $2,204,000 in short term bridge loans outstanding.  Short term bridge loans outstanding grew by 107% in the nine months ended September 30, 2008 compared to December 31, 2007 balances.

Southie Development, LLC (Southie) was formed in January 2008 and is wholly-owned by NFS. The purpose of Southie is to develop residential real estate for resale and to own and manage residential real estate acquired via default of real estate loans owned by NFS.  Once a real estate loan defaults and NFS obtains title to the collateral, NFS transfers the property to Southie for development and management.   As part of the management and development of the properties transferred to it, Southie honors any existing residential leases, will potentially expend monies for rehabilitation of the property with the goal of selling the property in a short time period, usually less than one year.  However, if the Company deems the property to be a good longer term investment, they might hold the property for longer periods.

The Company purchased a home in South Boston on December 4, 2007 (Thomas Park) and began improving the property with the intent to construct three condominium units for resale. The purchase price was $1,200,000 plus closing costs. As of May 19, 2008, the Company acquired a $1,200,000 line with Mt. Washington Cooperative Bank for the development of Thomas Park. The line is due November 19, 2009, monthly interest only payments, with a prime plus 2% interest rate and an interest rate floor of 7%.  As of September 30, 2008, the balance owed on this line was $908,000.  As of September 30, 2008, the Company had invested $2,587,000 less the bank line of $908,000. The Company estimates that construction will be completed by January 2009.

Jaguar Group Investments, LLC

In February 2008, our subsidiary, Northsight entered into a joint venture agreement with Jaguar Group, LLC.  The purpose of this joint venture was to provide wholesale financing loan products to the real estate mortgage industry.

Northsight was to purchase 50% equity and voting interest in Jaguar Investment Group, LLC (Jaguar) and the remaining 50% was to be owned by Jaguar Group, LLC.  Each equity interest was to be purchased for $4 million dollars each, to be in the form of cash, real estate equity, and/or any form of consideration agreed by both members.  The joint venture was never funded due to Jaguar Group, LLC’s inability to fund its portion.

On September 29, 2008, Northsight filed a lawsuit, in the Boulder County District Court, against Jaguar Group, LLC, John R. Reinholdt II and the Estate of John R. Reinholdt Sr. (Defendants) for non-payment of a $1,100,000 loan made by the Company to Jaguar.  The lawsuit also demands immediate payment of other receivables in the amount of $307,000 owed by Jaguar to the Company.  The lawsuit alleges breach of the security and purchase agreements, fraud, civil theft, and conversion.

Navidec Financial Services, Inc. September 30, 2008 10 Q

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

INTERIM PRESENATION

The unaudited  consolidated financial  statements  and related notes for the nine months ended September 30, 2008, presented  herein  have been  prepared  by the  management  of NFS and its subsidiaries  pursuant  to the  rules  and  regulations  of the  Securities  and Exchange Commission.  Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations.  Operating results for the nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the full year.  It is suggested that these unaudited consolidated financial statements be read in conjunction with the December 31, 2007 audited consolidated financial statements.

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

RECLASSIFICATION

To make the Consolidated Statement of Operations comparable, certain 2007 expenses were reclassified.  For the nine months ending September 30, 2007, the reclassification from General and Administration to Cost of Sales was $445,000.  For the three months ending September 30, 2007, the reclassification from General and Administration to Cost of Sales was $98,000.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions.  These estimates and assumptions affect the reported amounts of assets and  liabilities,  disclosure of contingent  assets and  liabilities at the date of the  financial  statements  and the  reported  amounts of  revenues  and expenses during the reported period. Actual results could differ materially from those estimates.

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

Navidec Financial Services, Inc. September 30, 2008 10 Q

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

During the quarter ended June 30, 2008, management felt, based on prevailing market conditions, that it was necessary to establish a reserve.   During the quarter ended June 30, 2008, a reserve of approximately $853,000 was established for short term notes receivable and a reserve of approximately $198,000 was established for the real estate owned by Southie.

During the quarter ended September 30, 2008, the reserve accounts were reviewed and adjusted.  As a result of the review the real estate owned reserve was decreased by $46,000 for a balance of $807,000 at September 30, 2008.

During the quarter ended September 30, 2008, as a result of the lawsuit filed against Jaguar, the Company increased their reserves to the full amount of the note and account receivables owed by Jaguar, which is $1,407,000.

Other financial instruments that potentially subject the company to concentrations of credit risk consist principally of cash and cash equivalents. At September 30, 2008 and December 31, 2007, the Company had approximately $390,000 and $1,145,000, respectively, of cash or cash equivalents in financial institutions in excess of amounts insured by agencies of the U.S. Government.

No sales to unaffiliated customers represented 10% or more of the Company’s revenue for the nine months ended September 30, 2008.

INVESTMENTS

Investments in publicly traded equity securities over which NFS does not exercise significant influence are recorded at market value in accordance with Financial Accounting Statement (“FAS”) No. 115, "Accounting for Certain Investments in Debt and Equity Securities", which requires that all applicable investments be classified as trading securities, available for sale securities or held-to-maturity securities. The Company has investments treated as available-for-sale securities that are restricted from sale in the open market under Section 144 and have limited trading volume.  There can be no assurance that we will realize the recorded value of this investment due to the size of the investment and its limited trading volume.  Comprehensive income includes net income or loss and changes in equity from the market price variations in stock and warrants held by the Company.

Investments in non-publicly traded equity securities or non-marketable equity securities are stated at the lower of cost or estimated realizable value.

Navidec Financial Services, Inc. September 30, 2008 10 Q

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying value of cash and cash equivalents, trade receivables and payables approximated their fair value because of their short-term nature. Investments in debt securities are recorded at their amortized cost, which approximates fair value because of their short-term maturity.  Investments in marketable equity securities are recorded at fair value based upon quoted market prices.  Investments in non-marketable equity securities are based upon recent sales of similar securities by the investees and approximated their carrying value. The Company’s borrowings approximate their carrying amounts based upon interest rates currently available to the Company.

REVENUE RECOGNITION

Mortgage Revenues

The Company primarily recognizes its operating revenue through its subsidiary, Northsight, Inc., by charging origination fees from borrowers and earning interest and penalty fees on outstanding loan balances.  Northsight recognizes fee and interest income on bridge, asset and conventional mortgage loans after mortgage loan transactions close.  Northsight accrues interest and penalty interest income at the end of each quarter.  Mortgage revenues were $675,000 for the nine months ended September 30, 2008 ($221,000 for the three months ended September 30, 2008).

Interest Revenues

Revenues from interest are recorded at the time they are earned, thus the revenues shown are for interest actually received and the accruals for that which is due to the Company. Interest revenues for the nine months ended September 30, 2008 were approximately $202,000 ($33,000 for the three months ended September 30, 2008).

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

At June 30, 2008, the Company had an accrued income tax liability of approximately $740,000 related primarily to profits generated on the sale of stock assets. During the three months ended September 30, 2008, the Company estimated a credit against the previously reserved income taxes of $112,000, leaving an accrued income tax liability of $628,000 at September 30, 2008.

STOCK BASED COMPENSATION

Beginning January 1, 2006, the Company adopted the provisions of and accounts for stock-based compensation in accordance with Statement of Financial Accounting Standards (SFAS) No. 123 – revised 2004 (SFAS 123R), Share-Based Payment, which replaced SFAS No. 123 (SFAS 123), Accounting for Stock-based Compensation, and supersedes APB Opinion No. 25 (APB 25), Accounting for Stock Issued to Employees.  Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which generally is the vesting period.  The Company elected the modified-prospective method, under which prior periods are not revised for comparative

Navidec Financial Services, Inc. September 30, 2008 10 Q

purposes.  The valuation provisions of SFAS 123R apply to new grants and to grants that were outstanding as of the effective date and are subsequently modified.

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

The dilutive effect of approximately 6,479,843 options and warrants at September 30, 2008, has not been included in the determination of diluted earnings per share since, under FAS-128 they would anti-dilutive.

COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) includes net income or loss and changes in equity from the market price variations in the BPZ stock held by the Company.  During the three months ended September 30, 2008, there were no remaining shares of BPZ to sell, and for the nine months ending September 30, 2008 the remaining shares of BPZ were sold representing a gain of approximately $5,381,000.  The Company sold other securities for a net gain of $31,000, for a total gain of $5,412,000 for nine months ending September 30, 2008.

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51, or SFAS No. 160”. SFAS No. 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. We believe that SFAS 160 should not have a material impact on our financial position or results of operations.

Navidec Financial Services, Inc. September 30, 2008 10 Q

In March 2008, the FASB issued Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (SFAS 161). The Statement requires companies to provide enhanced disclosures regarding derivative instruments and hedging activities. It requires companies to better convey the purpose of derivative use in terms of the risks that such company is intending to manage. Disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect a company’s financial position, financial performance, and cash flows are required. This Statement retains the same scope as SFAS No. 133 and is effective for fiscal years and interim periods beginning after November 15, 2008. The Company does not expect the adoption of SFAS 161 to have a material effect on its results of operations and financial condition.

In May 2008, the FASB issued FASB Staff Position (FSP) No. APB 14-1 “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (FSP APB 14-1). FSP APB 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s non-convertible debt borrowing rate. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008 on a retroactive basis and will be adopted by the Company in the first quarter of fiscal 2009. The Company does not expect the adoption of FSP APB 14-1 to have a material effect on its results of operations and financial condition.

In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities.” This FSP provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Upon adoption, companies are required to retrospectively adjust earnings per share data (including any amounts related to interim periods, summaries of earnings and selected financial data) to conform to provisions of this FSP. The Company does not anticipate the adoption of FSP EITF 03-6-1 will have a material impact on its results of operations, cash flows or financial condition.

There were various other accounting standards and interpretations issued in 2008 and 2007, none of which are expected to have a material impact on the Company’s financial position, operations or cash flows.

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

Navidec Financial Services, Inc. September 30, 2008 10 Q

The Company's "investments in BPZ" of 300,000 shares were valued at $3,354,000 on December 31, 2007.  The Company held no shares of BPZ at September 30, 2008.

NOTE 4 – NOTES RECEIVABLE

Notes Receivable – General

During the year ended December 31, 2007, the Company entered a transaction with a former officer of the Company, Mr. Robert Grizzle.  In exchange for Mr. Grizzle’s shares in the Company, on May 3, 2007, Mr. Grizzle executed a note payable to the Company in the amount of $450,000. The note caries an 8% interest rate and is secured by 1,000,000 Aegis common shares, 1,500,000 Aegis preferred shares, 220,000 shares of the Company's common stock and 200,000 options to purchase shares of the Company's common stock at $0.05 per share held by Mr. Grizzle.  The note is a limited recourse note whereby Mr. Grizzle is personally responsible for one half the original principal and interest. The balance owed is secured by Mr. Grizzle’s Aegis common and preferred shares and the Company’s common stock. Further, the note provides that at the earlier of one year from the date that the common stock of the Company is publicly traded and his shares are registered for resale under an effective registration statement filed by the Company or December 31, 2009.  On September 30, 2007, Mr. Grizzle resigned as the Chief Operating Officer and the Chief Financial Officer of the Company.  On October 17, 2008, the Company filed with the SEC an S-8 registration statement registering Mr. Grizzle’s shares.

On December 13, 2007, Northsight, Inc. (formerly Navidec Mortgage Holdings, Inc.) entered into a loan agreement with Welend Associated Group, LLC, a Colorado limited liability company and Jaguar Group, LLC, (Jaguar) a Colorado limited liability company, each with joint and severable liability, in the amount of $1,100,000. The note carries an interest rate of 0% and has a maturity date of six months from the date of the note. As consideration for making the loan to Jaguar, the Company received the ability to utilize Jaguar’s line funding capabilities through third party lenders.  Security for the note is a first security interest in the equity of the debtor’s warehouse line of credit with Colorado State Bank.  As of September 30, 2008 there is an additional receivable from Jaguar for approximately $307,000 which represents loans funded by NFS but not yet funded by Jaguar.  Further, as of September 30, 2008, there is $62,000 in a note payable to Jaguar.

On September 29, 2008, Northsight filed a lawsuit, in the Boulder County District Court, against Jaguar Group, LLC, John R. Reinholdt II and the Estate of John R. Reinholdt Sr. (Defendants) for non-payment of a $1,100,000 loan made by the Company to Jaguar.  The lawsuit also demands immediate payment of other receivables in the amount of $307,000 owed by Jaguar to the Company.  The lawsuit alleges breach of the security and purchase agreements, fraud, civil theft, and conversion.

During the quarter ended September 30, 2008, as a result of the lawsuit filed against Jaguar, the Company increased their reserves to the full amount of the note and account receivables owed by Jaguar, which is $1,407,000.

Mortgages Receivable

In July 2007, Northsight, Inc. (formerly Navidec Mortgage Holdings, Inc.), a 98% owned subsidiary of the Company, began making short term loans to purchasers of residential properties who purchase their property as part of or after the repossession in a foreclosure proceeding.  As of September 30, 2008, the Company had made approximately $4,556,000 (net of allowance of $807,000) in such loans.  The loans are made primarily to good credit borrowers and are secured by a first mortgage on the purchased properties.  The average numbers of days outstanding for the loans are less than 90 days, and the primary

Navidec Financial Services, Inc. September 30, 2008 10 Q

takeout on the loans is long term financing through secondary sources such as the Federal National Mortgage Association.

In September 2008, the Company transferred the ownership of the short term loans from Northsight, Inc. to the Company.  Due to this transfer, the Company funds and owns the loans.  There is no longer an intercompany transfer of funds.

Summary of Receivables

Note From	Due	Principal Amount	Annual Interest rate	Accrued Interest	Security
Robert Grizzle	Oct 17, 2009	$450,000	8%	$51,000	Shares and options in Navidec and Aegis
Welend-Jaguar	June 13, 2008	$1,100,000	0%	$-0-	Junior security in residential mortgages
Various short term home mortgages	Various and on-gong	$5,363,000	9.95% to 14%	$61,000	First mortgage

NOTE 5 – INVESTMENTS

In December 2007, Northsight, Inc. (a 98% owned subsidiary of the Company) purchased a 3 unit property in Boston, Massachusetts, known as Thomas Park. The objective is to rehabilitate the property and then sell it.  During the quarter ending June 30, 2008, this property was transferred to Southie Development, LLC (a 100% owned subsidiary of the Company). As of September 30, 2008, the Company and subsidiaries had invested a total of approximately $2,587,000 in the property.  Part of this investment is funded by a $1,200,000 line of credit from Mt. Washington Cooperative Bank, of which $908,000 was due on this line as of September 30, 2008.

On December 20, 2007, Northsight repossessed a property with a value of $360,000 securing one of its short term loans due to non-payment. During the nine months ended September 30, 2008, the Company took title to properties with a value of $1,995,000 for non-payment.  The Company has expended fix up costs on these properties and have added the cost to their valuation.  All of these properties are held as real estate owned and some provide rental income to Southie. The properties may be held to rent or may be sold in the future.  At September 30, 2008, the valuation of these real estate owned properties is $2,355,000 less a reserve of $198,000 and accumulated depreciation on the rental properties of $13,000, for a net balance of $2,144,000. It is management’s belief that the carrying value of these properties is less than the fair market value.

NOTE 6 – SHORT TERM BORROWINGS

Effective August, 2007 the Company’s subsidiary Northsight, Inc. arranged for a bank line of credit.  During the three months ended March 31, 2008, the subsidiary had drawn a total of approximately $155,000 against a total line of $3,000,000.  During the nine months ended September 30, 2008, the Company paid the outstanding amount owed on the line.  The line expired on August 31, 2008 and the Company did not renew the line of credit.

In May 2008, Northsight arranged for a construction line of credit for $1,200,000, due November 2009.  Proceeds from this line are used strictly for the renovation of the Thomas Park property in Boston with the intent to resale.  As for September 30, 2008, the balance outstanding was $908,000.  See also Note 5.  This construction line is due November 19, 2009 with interest only payments at prime +2%, with a floor at 7%.  The line contains the general covenants which management believes are in full compliance.

Navidec Financial Services, Inc. September 30, 2008 10 Q

The Company also owes notes payable to Jaguar of $312,000 for purchase of real estate properties, for a total of approximately $1,219,000 in short term borrowings as of September 30, 2008.

NOTE 7 - SUBSIDIARIES

The accompanying consolidated financial statements include the accounts of NFS and its subsidiary, Northsight, Inc. (formerly called Navidec Mortgage Holdings, Inc), Northsight’s subsidiary Northsight Mortgage Group, LLC. of Phoenix, Arizona, and its subsidiary, Southie Development, LLC. All significant inter-company balances and transactions have been eliminated in consolidation.

The Company currently operates in the mortgage services sector.  During the nine months ended September 30, 2008, the revenues for the mortgage services and brokerage business were approximately $748,000 ($221,000 for the three months ended September 30, 2008). During the three months ended September 30, 2008, we incurred a loss from operations of $1,448,000.  During the nine months ended September 30, 2007, we incurred a loss from operations of approximately $3,542,000.

Northsight is focused on the Arizona and Colorado mortgage markets and is primarily engaged in the business of marketing and brokering mortgages secured by real estate with an emphasis on providing credit worthy individuals with interim financing for the purchase of repossessed or auctioned residential properties.

Operating results for each of the segments of the Company are as follows:

	For the Nine Months Ended			For the Nine Months Ended
	September 30, 2008			September 30, 2007
	(Data in thousands)			(Data in thousands)

	Navidec	Northsight,	Southie,	Navidec	Northsight,	Southie,
	Financial	Inc.	LLC.	Financial	Inc.	LLC.
	Services			Services

Revenue
Sales	$129	$725	$23	$-	$484	$-
Cost of Sales	-	667	-	-	445	-
Gross Profit	$129	$58	$23	$-	$39	$-
Total Operating Expenses	$3,247	$488	$17	$568	$162	$-
Other Income/(Expense)
Gain on sale of investments	5,412	-	-	3,551	-	-
Other income/(expense)	(57)	(22)	(205)	90	7	-
Total Other Income/(Expense)	$5,355	$(22)	$(205)	$3,641	$7	$-
Income Taxes (credit)	1,254	(170)	-	-	-	-
Net Income (Loss)	$983	$(282)	$(199)	$3,073	$(116)	$-

Navidec Financial Services, Inc. September 30, 2008 10 Q

NOTE 8 - EQUITY TRANSACTIONS

COMMON STOCK

During the nine months ended September 30, 2008, the Company issued 100,000 shares of its common stock in connection with the exercise of an option.

STOCK OPTIONS

During the nine months ended September 30, 2008, a shareholder of the Company exercised options exercisable for 100,000 shares of the Company’s restricted common stock at $0.05 per share.

During the nine months ended September 30, 2008, the Company awarded 400,000 options at $2.00/share, vesting over three years with a 10 year term to a director and a to an employee.   These awards were in two different grants.  The option for 250,000 shares to a director vests 1/3 of shares immediately (83,333 shares), 1/3 in one year (83,333 shares) from the date of issuance and 1/3 in two years (83,334 shares).   The second option for 150,000 shares vests 1/3 in 12 months from the date of issuance, 1/3 in 24 months and 1/3 in 36 months.  Under FAS 123R, the grant and vesting of 83,333 shares caused payroll expense to increase $60,500 with an offset to Additional Paid In Capital.  A Black-Scholes computation was made using a volatility of 81%.

The aggregate intrinsic value of outstanding fully-vested options as of September 30, 2008 was approximately $535,000.

A summary of the option plan is as follows:

	2008
	Shares	Weighted Average Exercise Price

Outstanding, January 1, 2008	3,681,510	$1.18
Granted	400,000	2.00
Cancelled	-	-
Expired	-	-
Exercised	(100,000)	-
Outstanding, September 30, 2008	3,981,510	$1.26
Options Exercisable , September 30, 2008	3,664,843	$1.20

WARRANTS

At September 30, 2008, the following warrants to purchase common stock were outstanding:

Number of common shares covered by warrants	Exercise Price	Expiration Date

1,332,500	$4.00	August 2010
1,332,500	2.00	August 2010
150,000	1.00	July 2010
2,815,000

During the nine months ended September 30, 2008 the Company did not issue any warrants.

Navidec Financial Services, Inc. September 30, 2008 10 Q

On July 9, 2008, The Board of Directors of Navidec declared two dividend distributions for its shareholders as of September 8, 2008, record date. One distribution is to the Company’s Shareholders of common stock and warrants in the Company’s subsidiary Northsight.  The other distribution is warrants.  Each common share of Navidec receives an “A” Warrant to purchase one share of the Company’s common stock for $2 and a “B” Warrant to purchase one share of the Company’s common stock for $4.  Both warrants expire July 1, 2013. On October 2, 2008, Navidec has modified the record date and “ex-dividend” date to be the date that a Registration Statement on Form S-1 for the dividend securities is declared effective by the Securities and Exchange Commission.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

OPERATING LEASES

In August 2005, the Company along with its subsidiary, Northsight entered into an office lease for the Phoenix operations for a payment of $6,697, plus pass throughs, per month.  The lease expires July 31, 2010.

In February 2008, the Company along with its subsidiary, Northsight opened offices at 2000 S. Colorado Blvd, Suite 200, Denver, Colorado. The lease for this office is approximately $4,701 per month plus pass throughs. The lease has a term of approximately 3 years.

The amounts due at base rate are as follows:

Period	Amount Due
October 1 – December 31 2008	$34,000
2009	$137,000
2010	$105,000
2011	$12,000

DEFINED CONTRIBUTION PLAN

NFS has a 401(k) profit sharing plan (the “Plan").  Subject to limitations, eligible employees may make voluntary contributions to the Plan. The Company may, at its discretion, make additional contributions to the Plan. The Company did not contribute during the quarter ended September 30, 2008.

NOTE 10 – RELATED PARTY TRANSACTIONS

The Company rents part of the CEO’s private home for the CEO’s office for $1,750 per month.  There is no long term commitment for this payment.

Navidec Financial Services, Inc. September 30, 2008 10 Q

NOTE 11 – SUBSEQUENT EVENTS

The Company Shareholders convened the annual meeting on November 6, 2008, at 10:00 a.m. at the Company’s offices.  At such meeting, resolutions regarding the following matters were approved by a majority of the shareholders:

-	The following individuals were re-elected to serve on the Company’s Board of Directors:
o	John McKowen
o	Henry Farkas
o	Jolee Henry
-	The independent registered public accountants were appointed the Company’s auditors for the coming year.

Navidec Financial Services, Inc. September 30, 2008 10 Q

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

NFS owns 98% of its subsidiary, Northsight, Inc. (“Northsight”).   Northsight is focused on the Arizona (through its subsidiary Northsight, Mortgages Group, LLC) and Colorado mortgage markets and is primarily engaged in the business of marketing and brokering mortgages secured by real estate with an emphasis on providing credit worthy individuals with interim financing for the purchase of repossessed or auctioned residential properties.

In February 2008, our subsidiary, Northsight entered into a joint venture agreement with Jaguar Group, LLC.  Northsight purchased 50% equity and voting interest in Jaguar Investment Group, LLC (“Jaguar Investment Group”) and the remaining 50% is owned by Jaguar Group, LLC.  Each equity interest was purchased for $4 million dollars, in the form of cash, real estate equity, and/or any form of consideration agreed by both members.   The joint venture is to provide whole sale financing loan products to the real estate mortgage industry.

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

Navidec Financial Services, Inc. September 30, 2008 10 Q

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

The record date and ex-dividend date will be determined based on the date that a Registration Statement on Form S-1 for the dividend securities is declared effective by the Securities and Exchange Commission.

On September 29, 2008, Northsight filed a lawsuit, in the Boulder County District Court, against Jaguar Group, LLC, John R. Reinholdt II and the Estate of John R. Reinholdt Sr. (Defendants) for non-payment of a $1,100,000 loan made by the Company to Jaguar.  The lawsuit also demands immediate payment of other receivables in the amount of $307,000 owed by Jaguar to the Company.  The lawsuit alleges breach of the security and purchase agreements, fraud, civil theft, and conversion.

On November 6, 2008, the Company held the annual meeting of its shareholders.  At such meeting a majority of the shareholders approved resolutions appointing Messrs. McKowen and Farkas and Ms. Henry to the Board of Directors.  In addition, the nomination of the Company’s independent registered public accountants was approved.

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

RESULTS OF OPERATIONS

For the Three Months Ended September 30, 2008 compared to the Three Months Ended September 30, 2007

During the three months ended September 30, 2008, we recognized sales of approximately $254,000. During the three months ended September 30, 2008, sales consisted of $221,000 from mortgage services and $33,000 from interest revenues.  During the three months ended September 30, 2007, we recognized sales of $97,000.  The increase of $157,000 was a result of the development of a new bridge loan program that enables purchasers to acquire discounted residential real estate.

During the three months ended September 30, 2008, we incurred $476,000 in cost of sales.  During the period ended September 30, 2007, we incurred $98,000 cost of sales.

During the three months ended September 30, 2008, we recognized a gross profit margin loss of $222,000 compared to $1,000 for the three months ended September 30, 2007.  The decrease of $221,000 was a result of increased underwriting standards for our mortgage loan activity.

During the three months ended September 30, 2008, we incurred total operating expenses of $1,226,000 compared to $236,000 during the three months ended September 30, 2007.  The increase of $990,000 is a result of increasing a reserve against the Jaguar receivables.  This reserve increased $984,000 during the three months ended September 30, 2008.  During the three months ended September 30, 2008, we incurred general and administrative expense of $1,203,000 compared to $236,000 during the three months ended September 30, 2007.

Navidec Financial Services, Inc. September 30, 2008 10 Q

During the three months ended September 30, 2008, we recognized a net loss of $1,540,000 compared to net income of $2,262,000 during the three months ended September 30, 2007.  The increase of the loss was largely the result of increased Jaguar reserve of $984,000 during the three months ended September 30, 2008, and gains from the sale of investments during the three months ended September 30, 2007.

For the Nine Months Ended September 30, 2008 compared to the Nine Months Ended September 30, 2007

During the nine months ended September 30, 2008, we recognized sales of $877,000.  During the nine months ended September 30, 2008, we recognized $675,000 in revenues from Northsight’s mortgage activities and $202,000 in interest revenues.  During the nine months ended September 30, 2007, we recognized sales of $484,000, solely from Northsight’s mortgage activities.  The increase of $395,000 was a result of the development of a new bridge loan program that enables purchasers to acquire discounted residential real estate.

During the nine months ended September 30, 2008, we incurred $667,000 in cost of sales.  During the period ended September 30, 2007, we incurred $445,000 in cost of sales.

During the nine months ended September 30, 2008, we recognized a gross profit margin of $210,000 compared to $39,000 for the nine months ended September 30, 2007.  The increase of $171,000 was a result of increased mortgage activity.

During the nine months ended September 30, 2008, we incurred total operating expenses of $3,752,000 compared to $731,000 during the nine months ended September 30, 2007.  The increase of $3,021,000 is result of establishing a loan loss reserve of $2,467,000 and a redirection of Northsight’s mortgage operations to include an emphasis on short term bridge loans and the opening of Northsight’s offices in Colorado and focus on the Colorado market.  During the nine months ended September 30, 2008 we incurred general and administrative expense of $3,726,000 compared to $727,000 during the nine months ended September 30, 2007.

During the nine months ended September 30, 2008, we recognized net income of $502,000 compared to $2,957,000 during the nine months ended September 30, 2007.  The decrease of $2,431,000 was largely a result of the $2,467,000 in loan loss reserves and the provision for income tax of $1,084,000 offset by additional gains from sale of investments of $5,412,000 for the nine months ended September 30, 2008 compared to a gain of $3,551,000 for the nine months ended September 30, 2007.  During the three months ended March 31, 2008, we sold 150,000 shares of BPZ for cash of approximately $2,385,000 and during the three months ended June 30, 2008 we sold 184,813 shares of BPZ for a gain of $3,207,000.  Proceeds were used to expand Northsight’s mortgage operations, create our bridge loan product and increase our bridge loan portfolio.

LIQUIDITY

At September 30, 2008, we had total current assets of $5,378,000, consisting of cash of $704,000, net mortgage receivables of $4,556,000, accrued interest receivable of $112,000, and an advance receivable of $6,000.  At September 30, 2008, we had total current liabilities of $2,405,000, consisting of an accounts payable of $550,000, short term borrowings of $1,219,000 and accrued taxes and liabilities of $636,000.  Current assets exceed current liabilities by $2,973,000.

Net cash used by operating activities during the nine months ended September 30, 2008 was $3,805,000, compared to net cash provided in operating activities during the nine months ended September 30, 2007 of $292,000. During the nine months ended September 30, 2008, the net cash provided represented net income of $526,000, adjusted for the non-cash item of depreciation expense of $26,000, a gain on the sale of investments of $5,412,000, and impairments of $2,412,000.  We also had an increase in accounts

Navidec Financial Services, Inc. September 30, 2008 10 Q

receivable of $1,000; increase in accrued interest of $66,000; increase of prepaid and other assets of $7,000; increase of short term loans receivable of $2,352,000; increase of accounts payable of $550,000, and increase in other accrued liability of $519,000.

During the nine months ended September 30, 2007, the net cash used represented net income of $2,957,000 adjusted for certain non-cash items consisting of depreciation expense of $4,000, a gain on the sale of investments of $3,551,000, gain on settlement of debt for $50,000, and a minority interest of $8,000.  We also had a decrease in accounts receivable of $23,000; increase in accrued interest of $39,000; decrease of prepaid and other assets of $102,000; decrease of short term loans receivable of $898,000, and decrease in other accrued liability of $60,000.

During the nine months ended September 30, 2008, we provided $2,151,000 in cash in investing activities.  We invested $79,000 in fixed assets, $1,308,000 in real estate in Boston, Massachusetts, and received $3,538,000 from the proceeds of sale of equity investments.

During the nine months ended September 30, 2007, we received cash of $1,068,000 from of the sale of equity investments less $2,000 from the purchase of fixed assets, for a net gain of $1,066,000.

During the nine months ended September 30, 2008, net cash provided from financing activities was $934,000.  We increased our short term borrowings by $934,000.  During the nine months ended September 30, 2007, we recognized $1,220,000 from the post-merger proceeds from exercise of BPZ options.

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

Navidec Financial Services, Inc. September 30, 2008 10 Q

REVENUES FROM MORTGAGE SERVICES

Revenues from mortgage brokerage operations are generally related to transaction-based fees and are recognized at the consummation of the transactions, generally when mortgage transactions close.

In July 2007 Navidec Mortgage Holdings, Inc., a wholly owned subsidiary of the Company, in conjunction with Northsight Mortgage, and 80% owned subsidiary of the Company began making short term loans to purchasers of residential properties who purchase their property as part of or after the repossession in a foreclosure proceeding.  As of September 30, 2008, the Company had made $4,556,000 (net of allowance of $807,000) in such loans that have yet to be placed outside the Company in a permanent loan takeout.  The loans are secured by first deeds of trust on residential real estate properties.

As of September 30, 2008, the Company also holds $452,000 in escrow for the benefit of the property owners recognized under accounts payable.  This is recognized as a reduction on the total amount of short term loans, for a net short term mortgage receivable of $4,104,000. This balance includes a reserve for uncollectible of $807,000.

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

For the quarter ending September 30, 2008, NFS established a reserve against bad debts as follows:

Reserve for short term mortgages receivables	$807,000
Reserve for Real Estate Owned	$198,000
Reserve for amounts owed from Jaguar	$1,407,000

GOODWILL AND INTANGIBLE ASSETS

Intangible assets are amortized on a straight-line basis over their estimated useful lives.  Goodwill is evaluated quarterly to determine if its value has been impaired.  On September 11, 2003, Old Navidec entered into a purchase agreement with Northsight and its sole member that provided for the transfer of 80% of the issued and outstanding membership units of Northsight to Old Navidec resulting in the realization of $190,000 of goodwill.  This membership interest was transferred to NFS pursuant to the terms of the merger agreement.  Management determined that Goodwill should be written off as an asset on its books during the nine months ended September 30, 2008.

ITEM 3.  QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

NFS is exposed to the impact of interest rate changes and change in the market values of the Company's investments. Based on NFS's market risk sensitive instruments outstanding  as of September 30, 2008,  as  described  below,  it has determined  that there was no  material  market risk  exposure to the  Company's consolidated financial position, results of operations, or cash flows as of such date. NFS does not enter into derivatives or other financial instruments for trading or speculative purposes.

INTEREST RATE RISK – At September 30, 2008, the Company's exposure to market rate risk for changes in interest rates relates primarily to its mortgage services business.  NFS has not used derivative financial instruments in its credit facilities. A hypothetical 10% increase in the Prime rate would not be significant to the Company’s financial position, results of operations, or cash flows.

Navidec Financial Services, Inc. September 30, 2008 10 Q

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

ITEM 4T. CONTROLS AND PROCEDURES

Management’s Quarterly Report on Internal Control over Financial Reporting.

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

Navidec Financial Services, Inc. September 30, 2008 10 Q

(iii)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Our management, with the participation of the President, evaluated the effectiveness of the Company's internal control over financial reporting as of September 30, 2008. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control -- Integrated Framework. Based on this evaluation, our management, with the participation of the President, concluded that, as of September 30, 2008, our internal control over financial reporting was not effective due to material weaknesses in the system of internal control.

Specifically, management identified the following control deficiencies:

(1) The Company has not properly segregated duties as a few individuals initiate, authorize, and complete all transactions. The Company has not implemented measures that would prevent the individuals from overriding the internal control system. The Company does not believe that this control deficiency has resulted in deficient financial reporting because the Chief Financial Officer is aware of his responsibilities under the SEC's reporting requirements and personally certifies the financial reports.

(2) The Company has installed accounting software that does not prevent erroneous or unauthorized changes to previous reporting periods and does not provide an adequate audit trail of entries made in the accounting software.

Accordingly, while the Company has identified certain material weaknesses in its system of internal control over financial reporting, it believes that it has taken reasonable steps to ascertain that the financial information contained in this report is in accordance with generally accepted accounting principles and believes that the consolidated financial statements included in this report fairly present, in all material respects, our consolidated financial position and results of operations as of and for the period ended September 30, 2008.
.
Remediation of Material Weakness

As our current  financial  condition  allows,  we are in the process of  analyzing  and developing our processes for the establishment of formal policies and procedures with necessary  segregation of duties,  which will establish mitigating controls to compensate for the risk due to lack of segregation of duties.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

This quarterly report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2008, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Navidec Financial Services, Inc. September 30, 2008 10 Q

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On September 29, 2008, Northsight filed a lawsuit, in the Boulder County District Court, against Jaguar Group, LLC, John R. Reinholdt II and the Estate of John R. Reinholdt Sr. (Defendants) for non-payment of a $1,100,000 loan made by the Company to Jaguar.  The lawsuit also demands immediate payment of other receivables in the amount of $307,000 owed by Jaguar to the Company.  The lawsuit alleges breach of the security and purchase agreements, fraud, civil theft, and conversion.

ITEM 2.  CHANGES IN SECURITIES

During the period of July 1, 2008 through September 30, 2008, the Company did not make any sales of its unregistered securities.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

NONE

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company Shareholders convened the 2007 annual meeting on November 6, 2008 10:00 a.m. at the Company’s offices.  At such meeting, the following resolutions were passed by a majority of the shareholders:
-	The following were re-elected to serve on the Company’s Board of Directors:
o	John McKowen
o	Henry Farkas
o	Jolee Henry
-	The independent registered public accountants were appointed the auditors for the coming year.

ITEM 5.  OTHER INFORMATION

On November 5, 2008, Schumacher and Associates of Denver, Colorado were engaged as the Company’s independent registered public accountants after the dismissal of the Company’s independent registered public accountants, Jaspers + Hall, PC on October 28, 2008.

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

Navidec Financial Services, Inc. September 30, 2008 10 Q

SIGNATURES

     Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NAVIDEC FINANCIAL SERVICES, INC.(Registrant)
Dated: November 13, 2008	By: /s/ John McKowen
John McKowen, President & Chief Accounting Officer

Navidec Financial Services, Inc. September 30, 2008 10 Q

Exhibit 31.1

CERTIFICATION OF PERIODIC REPORT

I, John McKowen, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of September 30, 2008;

2.
Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.
Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.
The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e))and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f)) for the registrant and have:

a.
Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b.
Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c.
Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d.
Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s 4th quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.
The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a.
All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date:   November 13, 2008

/s/ John McKowen
  ,
    Chief Executive Officer, President
  & Principal Accounting Officer

Navidec Financial Services, Inc. September 30, 2008 10 Q

EXHIBIT 32

CERTIFICATION PURSUANT TO
18 U.S.C. 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Navidec Financial Service, Inc. on Form 10-Q for the period ended September 30, 2008, as filed with the  Securities  and Exchange Commission on the date hereof (the "Report"), I, John R. McKowen, Chief Executive  Officer of the  Company,  certify,  pursuant  to 18 U.S.C.  1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

The Report fully complies with the requirements of Section 13(a) or 15(d) of the
Securities Exchange Act of 1934; and

The information contained in the Report fairly presents,  in all  material respects, the financial condition and results of operations of the Company.

Date: November 13, 2008

By:      /s/ John R. McKowen
         ----------------------------------
         John R. McKowen
         Chief Executive Officer, Principal Accounting Officer