Form 10-K
period 2008-12-31
Navidec Financial Services, Inc.
filed 2009-04-14
CIK 1302946

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008
Or

[ ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from _________ to _____________

Commission file number: 000-51139

NAVIDEC FINANCIAL SERVICES, INC.

 (Exact name of registrant as specified in its charter)

Colorado		13-4228144
State or other jurisdiction of incorporation or organization		I.R.S. Employer Identification No.
2000 South Colorado Boulevard, Suite 200, Denver, CO 80222
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (303)222-1000

Securities registered pursuant to Section 12(b) of the Act:
Title of each class registered		Name of each exchange on which registered
Not Applicable		Not Applicable
Securities registered pursuant to Section 12(g) of the Act:
Common Stock (Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes |_| No |X|

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
                                                                                                   |_|

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One).

Large accelerated filer	[___]	Accelerated filer	[___]
Non-accelerated filer (Do not check if a smaller reporting company)	[___]	Smaller reporting company	[_X_]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes |_| No |X|

The aggregate market value of voting stock held by non-affiliates of the registrant was approximately $4,568,000 as of December 31, 2008.

There were 9,019,057 shares outstanding of the registrant's Common Stock as of March 30, 2009.

Navidec Financial Services, Inc.

Note about Forward-Looking Statements

This From 10-K contains forward-looking statements, such as statements relating to our financial condition, results of operations, plans, objectives, future performance and business operations. These statements relate to expectations concerning matters that are not historical facts. These forward-looking statements reflect our current views and expectations based largely upon the information currently available to us and are subject to inherent risks and uncertainties. Although we believe our expectations are based on reasonable assumptions, they are not guarantees of future performance and there are a number of important factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements. By making these forward-looking statements, we do not undertake to update them in any manner except as may be required by our disclosure obligations in filings we make with the Securities and Exchange Commission under the Federal securities laws. Our actual results may differ materially from our forward-looking statements.

PART I
ITEM 1.  BUSINESS

General

The following is a summary of some of the information contained in this document.  Unless the context requires otherwise, references in this document to “Navidec Financial Services,” “Navidec”, “Navidec,” or the “Company” is to Navidec Financial Services, Inc. and its subsidiaries.

Navidec Financial Services, Inc. was incorporated in December 2002 in the state of Colorado, as a wholly owned subsidiary of Navidec Inc. ("Old Navidec"). Navidec’s operations are primarily centered in Colorado and Arizona. Navidec maintains a website at www.navidec.com, which is not incorporated in and is not a part of this report.

Navidec has four business enterprises:

•
Creating or acquiring a controlling interest in development stage enterprises with the expectation of further developing the enterprise and then taking the enterprise public.  The Company generally focuses on developing one enterprise at a time to take public.  Currently the enterprise the Company is developing to take public is Northsight, Inc. (Northsight”) its wholly owned subsidiary.  Northsight is registered as a mortgage broker in Arizona and Colorado.  Northsight is actively seeking to merge with a mortgage bank.

•	Originating and self funding short term first lien mortgage loans to purchasers of discounted residential real estate that are rehabilitating the properties and resell or rent the properties.
•	Purchasing and rehabilitating for its own account discounted residential real estate to resell or rent through Southie Development, LLC. (“Southie”), a wholly owned subsidiary.
•
Trading public securities solely for the Company’s own account (“Trading Account”).  Trading is limited to no more than 35% of net tangible shareholder equity.  The Trading Account was 5.2% of net shareholder equity as of December 31, 2008.

On July 9, 2008, the Board of Directors of Navidec declared two dividend distributions for its shareholders as of September 8, 2008. On October 2, 2008, Navidec’s Board, at the recommendation of the National Association of Securities Dealers, changed the record date and “ex-dividend” date to be the date that a Registration Statement on Form S-1 for Navidec the dividend securities is declared effective by the Securities and Exchange Commission.

Navidec Financial Services, Inc.

The first dividend is a distribution of two Navidec Warrants to purchase $0.001 par value common shares of Navidec, for each share of Navidec. The “A” Warrant, will be exercisable at $2.00 per share until July 1, 2013, and the “B” Warrant will be exercisable at $4.00 per share until July 1, 2013.

The second dividend is a distribution of a Unit of Northsight. The Northsight Units to be distributed will consist of one common share of Northsight, a Northsight “A” Purchase Warrant, exercisable at $2.00 per share until July 1, 2013, and a “B” Purchase Warrant exercisable at $4.00 per share until July 1, 2013. The Units will be distributed one Unit of Northsight for each 2.27336 shares of Navidec.  Navidec currently owns 20,000,000 common shares of Northsight.  Navidec will distribute 4,000,000 Units to the Navidec shareholders, resulting in Navidec owning 16,000,000 Units after the dividend distribution.

SUBSIDIARIES

NORTHSIGHT, INC. (formerly Navidec Mortgage Holdings, Inc.)

On September 11, 2003, Navidec, Inc. (“Old Navidec”) purchased an 80% interest in Northsight Mortgage Group, LLC ("NMG"), an Arizona mortgage broker, in exchange for 197,056 shares of Old Navidec common stock, valued at $246,320.  The remaining 20% of NMG was owned by Dan Walen, James Kearns and Ronald Lynch.

In September 2004, the Company was spun off from Old Navidec as part of a reverse merger completed between BPZ Resources, Inc and Old Navidec.  As a condition to the reverse merger, the Company assumed all the legacy assets and liabilities of Old Navidec which included the 80% ownership of NMG.

On May 4, 2005, we formed Navidec Mortgage Holdings, Inc., a Colorado corporation ("NMH"), as a subsidiary and received 8,000,000 common shares of NMH.  On November 11, 2007, NMH amended its articles of incorporation and changed its name to Northsight.

On October 12, 2007, we exchanged our 80% interest in NMG for 12,000,000 common shares of Northsight to bring the total common shares of Northsight owned by Navidec to 20,000,000 shares. On October 12, 2007, Northsight purchased the remaining 20% minority interest in NMG from the minority members for 800,000 shares of Northsight. As a result of this transaction and at December 31, 2008 we owned 98% of Northsight and the former minority members of NMG owned 2% of Northsight.

Starting in July 2007, we began lending money to Northsight to enable Northsight to make short term, mortgage backed loans to borrowers who were purchasing deeply discounted or foreclosed residential real estate in Arizona and Colorado.  From July 2007 until June 2008, Navidec advanced funds for Northsight to lend as short-term mortgage backed loans. The advances to Northsight yield 12% and are callable on demand by Navidec.  Our loans to Northsight are collateralized by first deeds of trust or assignments of trust deeds on residential real estate. In June 2008, Northsight transferred the ownership of the first lien mortgages and notes to Navidec in exchange for $4,311,000, the amount owed Navidec from Northsight.  As of December 31, 2008, Navidec had $2,203,000 (net of an allowance for impairment of $476,000) in short term bridge loans outstanding.

Due to a dramatically worsening mortgage, housing and macro-economic environment in the last year, Northsight modified its business plan.  Wholesale mortgage lending declined significantly due to a drop off in wholesale mortgage lenders, thereby making it extremely difficult for mortgage brokers to find mortgage loan products.  Mortgage banks, as compared to a mortgage broker, have fared better although at less than optimum levels.  Northsight is actively looking for a mortgage bank, with which to merge.

Navidec Financial Services, Inc.

Additionally, Northsight has cut back significantly on short term bridge lending in an effort to reduce its exposure to credit risk.  The largest portion of the Company’s consolidated operational expense was related to short term bridge loans and conventional mortgage originations. Those operational expenses have been significantly reduced.

Northsight is a mortgage broker subject to state and federal regulations regarding consumer protection, including Truth-In-Lending and RESPA, since it originates consumer loans. NMG is a licensed mortgage broker in the State of Arizona.  There are registration and limited licensing requirements for being a mortgage broker in the State of Colorado.

Upon, effectiveness of the Registration Statement our subsidiary Northsight intends to register its common stock and warrants with FINRA for trading on the over the counter bulletin board market.

SOUTHIE DEVELOPMENTS,LLC and NORTHSIGHT DEVELOPMENT, LLC

Navidec formed a Colorado limited liability company, Southie Developments, LLC, (“Southie”) on January 31, 2008, as its sole and managing member.  We organized Southie to develop residential real estate for resale and to own and manage residential real estate acquired via foreclosure of real estate loans owned by Navidec.  Once a real estate loan defaults and Navidec obtains title to the collateral, Navidec transfers the property to Southie for development and management.  As part of the management and development of the properties transferred to it, Southie honors any existing residential leases and will potentially expend monies for rehabilitation of the property with the option of selling the property in a short time period, usually less than one year.  However, if Southie deems the property to be a good longer term investment, they might hold the property for periods longer than 12 months.  Further, Navidec will use Southie for purchasing and rehabilitating for our own account discounted residential real estate to resell or rent.  At December 31, 2008, Southie owns 11 properties, as discussed below.

In November 2007, Northsight purchased 56 Thomas Park, South Boston, Massachusetts 02127, a residential property, for $1,200,000 (“Thomas Park Property”). The Thomas Park Property is a 6,000 square feet single family residence that Northsight is converting into three 2,000 square feet individual condominium single family units. Northsight expects to purchase additional properties in the Boston area market to develop and sell or rent. As of May 19, 2008, Southie acquired a $1,200,000 construction loan with Mt. Washington Cooperative Bank for the development of the Thomas Park Property. The loan is due November 19, 2009, monthly interest only payments, with a prime plus 2% interest rate and an interest rate floor of 7%.  As of December 31, 2008, the balance owed on the loan was $1,141,000.  As of December 31, 2008, the Company had invested $2,805,000 including the bank construction loan of $1,141,000. The Company estimates that construction will be completed in June 2009.

Southie has the following residential properties acquired by foreclosure or deed-in-lieu process:

o	Garfield (CO) –held for resale
o	Horseshoe Place (AZ) –held for resale
o	Montecito (AZ) –held for resale
o	Pontiac (CO) –held for resale
o	Kearney (CO) –held for resale
o	Joliet (CO) –held for resale
o	Passion Drive (AZ) – held as a rental property
o	Cherryvale (CO) – held for resale
o	Squaw Peak (AZ) – held as a rental property
o	Williams (CO) – held as a rental property

Navidec Financial Services, Inc.

JAGUAR INVESTMENT GROUP, LLC:

On February 14, 2008, Jaguar Group, LLC ("Jaguar") and Northsight formed a limited liability company, Jaguar Investment Group, LLC ("JIG") and signed an operating agreement whereby Northsight and Jaguar would each contribute $4,000,000, as capital in the form of cash or real estate equity, and own a 50% voting and revenue interest in the limited liability company.  The purpose of the joint venture was to provide wholesale financing loan products to the real estate mortgage industry.  The joint venture has been terminated as a result of Jaguar’s inability to fund its portion of the capital contribution and default on a loan made by the Company to Jaguar.

In December 2007, the Company made a loan of $1,100,000 to Jaguar. As of September 30, 2008 the Company set up an allowance for the  full amount of the Jaguar promissory note.   On September 29, 2008, we filed a lawsuit, in the Boulder County District Court, against Jaguar Associated Group, LLC (Broomfield CO); John R. Reinholdt II and the Estate of John R. Reinholdt Sr. (Defendants).   The lawsuit was filed in order to procure payment of the $1,100,000 loan granted by us to Jaguar and immediate payment of other receivables in the amount of $307,000 owed by Jaguar to us.  On November 19, 2008, the Court entered a default judgment for $3,107,209 against Jaguar and John R. Reinholdt II.

On February 3, 2009, the Company filed a lawsuit including claims involving civil violations of the Colorado Organized Crime Control Act, in the Boulder County District Court against Raina Reinholdt, Marilyn Reinholdt, Mary Ann Hocker and other Jaguar related entities.  The defendants in this lawsuit have failed to answer the complaint and the Company has filed for default judgment in the amount of $3,773,811.

Presently the Company is working with outside counsel and has hired an attorney with real estate collection experience to work full-time, in-house to aid in the collection of this judgment.

INVESTMENTS

AEGIS BUSINESS GROUP, INC./GRIZZLE NOTE

On December 13, 2005, we sold shares of our former subsidiary, Aegis Business Group, Inc., to Mr. Robert Grizzle, the then Chief Operating Officer of Navidec and Mr. Ralph Armijo, a former director.

The terms of the sale of AegisUSA provided for a $100,000 cash payment to us at the closing of the sale and a $528,000 note due and payable to us on December 31, 2006. The note carried an 8% interest rate and was collateralized by 2,000,000 common shares and 3,000,000 preferred shares of Aegis.

Navidec Financial Services, Inc.

On May 3, 2007, Mr. Armijo paid us $300,000, in cash, and surrendered to us other consideration in payment for the purchase of his shares of Aegis. In May 2007, we re-negotiated the terms of the note with Mr. Grizzle as part of a Separation Agreement, effective September 30, 2007. As part of the Separation Agreement, Mr. Grizzle executed a note payable for $450,000 payable at the earlier of one year from the date that the common stock is publicly traded and his shares are registered for resale under an effective registration statement filed by us or December 31, 2009. The note carries an 8% interest rate and is collateralized by 1,000,000 Aegis common shares, 1,500,000 Aegis preferred shares, 220,000 shares of our common stock and 200,000 options to purchase shares of our common stock at $0.05 per share held by Mr. Grizzle.  On October 17, 2008, we filed a Registration Statement on Form S-8, registering 200,000 shares underlying options for Mr. Grizzle with the SEC.

COMPETITION

We face intense competition in the business of originating mortgage loans. Our competitors include other mortgage brokers, mortgage banking companies, finance companies, commercial banks, credit unions and thrift institutions. Federally chartered banks and thrifts can preempt some of the state lending laws to which we may be subject, thereby giving them a competitive advantage. In addition, many of these competitors have considerably greater technical and marketing resources than we have. Competition among industry participants can take many forms, including convenience in obtaining a loan, customer service, marketing and distribution channels, amount and term of the loan, loan origination fees and interest rates. Additional competition may lower the rates we can charge borrowers, thereby potentially lowering gains on future loan sales.

Governmental Regulation

Northsight’s lending business is regulated in some aspects by state government agencies and may be subject to federal and state laws, rules and regulations. Northsight is also subject to judicial and administrative decisions that impose requirements and restrictions on their business. At the federal level, these laws and regulations may include the: Equal Credit Opportunity Act; Federal Truth in Lending Act and Regulation Z; Home Ownership and Equity Protection Act; Real Estate Settlement Procedures Act; Fair Credit Reporting Act; Fair Debt Collection Practices Act; Home Mortgage Disclosure Act; Fair Housing Act; Telephone Consumer Protection Act; Gramm-Leach-Bliley Act; Fair and Accurate Credit Transactions Act; CAN-SPAM Act; Sarbanes-Oxley Act; and the Patriot Act.

These laws, rules and regulations, among other things: impose licensing obligations and financial requirements on Northsight; limit the interest rates, finance charges, and other fees that Northsight may charge; prohibit discrimination; impose underwriting requirements; mandate disclosures and notices to consumers; mandate the collection and reporting of statistical data regarding our customers; regulate our marketing techniques and practices; require the safeguarding of non-public information about customers; regulate collection practices; require Northsight to prevent money-laundering or doing business with suspected terrorists; and impose corporate governance, internal control and financial reporting obligations and standards.

Failure to comply with these laws could lead to: civil and criminal liability; loss of approved status; demands for indemnification or loan repurchases from buyers of our loans; class action lawsuits; and administrative enforcement actions.

State Laws: Navidec, through Northsight is regulated by Arizona and Colorado lending supervisory agencies, although Navidec believe that minimal regulation is applicable to the commercial, non-consumer investor loans that are provided through Northsight.

Navidec Financial Services, Inc.

Licensing

As of December 31, 2008, we have no mortgage banking licenses.  NMG, a subsidiary of Northsight, our subsidiary, has a mortgage broker’s license in Arizona.  Navidec acts as a direct lender on our loans and this exempts us from many regulations due to the fact they are commercial, non-consumer loans.

Environmental

In the course of our business, we may acquire properties securing loans that are in default or properties for development. There is a risk that hazardous or toxic waste could be found on such properties although we intend to always conduct a Level 1 Environmental test for asbestos on each property prior to acquisition or foreclosure. Soil tests are not performed. If this occurs, we could be held responsible under applicable law for the cost of cleaning up or removing the hazardous waste. This cost could exceed the value of the underlying properties.

Employees

At December 31, 2008, the Company and its subsidiaries employed 19 full-time employees and 1 part-time employee.  During the quarter ended March 31, 2009, the Company reduced its staff and had 5 full time employees and no part time employees. None of these employees are covered by a collective bargaining agreement.  The Chief Executive Officer and the Controller have entered into employment agreements with Navidec.  We consider our relationship with our employees to be good.

Available Information

The Company’s common stock is traded on the Over-The-Counter Stock Market under the symbol “NVDF.” A copy of our Annual Report on Form 10-K along with copies of our quarterly reports on Form 10-Q and current  reports on Form 8-K required to be filed with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, as amended, and can be found on the Edgar database at www.sec.gov.  In addition our SEC reports are available free of charge from the Company upon written request to Wayne Harding, Controller, Navidec Financial Services, Inc. Annex Building Ste. 200, 2000 S Colorado Blvd., Denver CO  80222, or you may retrieve investor information by going to the Company’s website at www.navidec.com.

Sarbanes-Oxley Act of 2002

In 2002 the Sarbanes-Oxley Act of 2002 (the “Act”) was enacted which mandated a variety of reforms intended to address corporate and accounting fraud. The Act provides for the establishment of a Public Company Accounting Oversight Board (“PCAOB”) which enforces auditing, quality control and independence standards for firms that audit SEC-reporting companies and is funded by fees from all SEC-reporting companies. The Act imposes higher standards for auditor independence and restricts performance of consulting services by auditing firms to companies they audit. Any non-audit services being provided to an audit client requires preapproval by the Company’s audit committee members. The Act requires chief executive officers and chief financial officers, or their equivalent, to certify to the accuracy of periodic reports filed with the SEC, subject to civil and criminal penalties if they knowingly or willfully violate this certification requirement.

Navidec Financial Services, Inc.

The Act also increases the oversight and authority of audit committees of publicly traded companies. Audit committee members must be independent under the securities laws and are barred from accepting consulting, advisory or other compensatory fees from the issuer. Audit committees of publicly traded companies have authority to retain their own counsel and other advisors funded by the company. Audit committees must establish procedures for the receipt, retention and treatment of complaints regarding accounting and auditing matters and procedures for confidential, anonymous submission of employee concerns regarding questionable accounting or auditing matters.

It is unlawful for any person who is not a registered public accounting firm (“RPAF”) with the PCAOB to audit an SEC-reporting company. Under the Act, a RPAF is prohibited from performing statutorily mandated audit services for a company if such company’s chief executive officer, chief financial officer, comptroller, chief accounting officer or any person serving in equivalent positions has been employed by such firm and participated in the audit of such company during the one-year period preceding the audit initiation date. The Act also prohibits any officer or director of a company or any other person acting under their direction from taking any action to fraudulently influence, coerce, manipulate or mislead any independent public or certified accountant engaged in the audit of the Company’s financial statements for the purpose of rendering the financial statements materially misleading. The Act requires the RPAF that issues the audit report to obtain an understanding of internal control, assess the risk that a material weakness exists, test and evaluate the design and operating effectiveness of internal control and report on the Company’s internal controls. In addition, the Act requires that each financial report required to be prepared in accordance with generally accepted accounting principles and filed with the SEC reflect all material correcting adjustments that are identified by a RPAF in accordance with generally accepted accounting principles and the rules and regulations of the SEC.

During 2008, our previous RPAF, Jaspers + Hall, became un-registered by the PCAOB.  Therefore, the Company engaged a new RPAF, Schumacher & Associates to re-audit our financial statements for the year ended December 31, 2007 and audit our financial statements for the year ended December 31, 2008.  During this audit, the Company became aware of past financial issues to be corrected and therefore financials for the year ending December 31, 2007 were restated.  (See Note 2)

Item 1A.                      Risk Factors

Navidec securities are highly speculative and should be purchased only by persons who can afford to lose their entire investment.  Readers should carefully consider the following risk factors, as well as all other information set forth elsewhere in this annual report, in relation to the shares of its common stock.

Company Risk Factors

Weakening economic conditions, including the recent downturn in financial markets and reduced consumer spending, may adversely affect our ability to grow or maintain our business.

Our ability to grow or maintain our business may be adversely affected by weakening economic conditions, including the effect of wavering consumer confidence, rising unemployment, tight credit markets, declines in financial markets, falling home prices and other factors.

Navidec can give no assurance of success or profitability to investors.

There is no assurance that the Company will continue to operate profitably. There is no assurance that the Company will generate revenues or profits, or that the market price of its common stock will be increased thereby.

Navidec Financial Services, Inc.

Officers and directors may have conflicts of interest which may not be resolved favorably to the Company.

Certain conflicts of interest may exist between the Company and our Officers and Directors.  Our Officers and Directors have other business interests to which they devote their attention and may be expected to continue to do so although management time should be devoted to our business.  As a result, conflicts of interest may arise that can be resolved only through exercise of such judgment as is consistent with fiduciary duties to us.  See “Directors, Executive Officers, and Control Persons" (page 29), and "Conflicts of Interest" (page 30).

Navidec may in the future issue more shares which could cause a loss of control by present management and current stockholders.

Navidec may issue further shares as consideration for the cash or assets or services out of its authorized but unissued common stock that would, upon issuance, represent a majority of the voting power and equity of the Company.  The result of such an issuance would be those new stockholders and management would control the Company, and persons unknown could replace present management. Such an occurrence would result in a greatly reduced percentage of ownership of the Company by our current shareholders, which could present significant risks to investors.

Navidec has a relatively short operating history, so investors have no way to gauge our long term performance.

Navidec was formed in December 2002 and in 2003 acquired control of Northsight, a mortgage broker.  Northsight represent a significant portion of Navidec's assets.  Northsight has developed a new business plan that should be regarded as a new or development venture with all of the unforeseen costs, expenses, problems, and difficulties to which such ventures are subject.  The Northsight new business plan should be considered highly speculative.

Navidec is not diversified and is dependent on only one business.

Because of the limited financial resources, Navidec may not be able to diversify its operations.  The inability to diversify our  activities  into more than one area will  subject  Navidec to  economic  fluctuations  within  the real  estate  finance industry and therefore  increase the risks associated with its operations due to lack of diversification.

Navidec’s officers and directors may have conflicts of interests as to corporate opportunities which Navidec may not be able or allowed to participate in.

Presently  there is no requirement  contained in our Articles of  Incorporation, Bylaws,  or minutes  which  requires  officers and  directors of our business to disclose  to us  business  opportunities  which  come to  their  attention.  Our officers and directors do, however, have a fiduciary duty of loyalty to us to disclose to us any business opportunities which come to their attention, in their capacity as an officer and/or director or otherwise.  Excluded from this duty  would  be  opportunities   which  the  person  learns  about  through  his involvement as an officer and director of another company.  Navidec has no intention of merging with or acquiring business opportunity from any affiliate or officer or director. (See "Conflicts of Interest" at page 30.)

Navidec Financial Services, Inc.

Navidec has substantial competitors who have an advantage over the Company in resources and management.

Most of  Navidec's  competitors  have  significantly  greater  financial  resources, technical expertise and managerial  capabilities than us and, consequently,  Navidec will be at a competitive disadvantage in identifying and developing or exploring suitable  prospects.  Competitors’ resources could overwhelm Navidec restricted efforts and cause adverse consequences to Navidec's operational performance.

Navidec has agreed to indemnification of officers and directors as is provided by Colorado Statutes.

Colorado Statutes provide for the indemnification of our directors, officers, employees, and agents, under certain circumstances, against attorney's fees and other expenses incurred by them in any litigation to which they become a party arising from their association with any activities on our behalf.  Navidec will also bear  the  expenses  of  such  litigation  for any of our  directors,  officers, employees,  or agents, upon such person's promise to repay us therefore if it is ultimately  determined  that any such  person  shall not have been  entitled  to indemnification.   This indemnification policy could result in substantial expenditures by us that Navidec will be unable to recoup.

Our directors' liability to us and shareholders is limited.

Colorado Revised Statutes exclude personal liability of Navidec directors and our stockholders for monetary damages for breach of fiduciary duty except in certain specified circumstances. Accordingly, Navidec will have a much more limited right of action against our directors that otherwise would be the case.  This provision does not affect the liability of any director under federal or applicable state securities laws.

Navidec may depend upon outside advisors, who may not be available on reasonable terms and as needed.

To supplement the business experience of Navidec's officers and directors, Navidec may be required to employ accountants, technical experts, appraisers, attorneys, or other consultants or advisors.  Our Board without any input from stockholders will make the selection of any such advisors.  Furthermore, Navidec anticipates that such persons will be engaged on an "as needed” basis without a continuing fiduciary or other obligation to us. In the event Navidec considers it necessary to hire outside advisors, it may elect to hire persons who are affiliates, if they are able to provide the required services.

RISK FACTORS RELATING TO NAVIDEC’S AND ITS SUBSIDIARIES’ BUSINESS

Navidec's  subsidiary's  real  estate  loan  portfolios  have  significant  type and geographic concentrations and an economic slowdown or depressed residential real estate  market in our primary  markets  could be  detrimental  to our  financial condition.

A substantial portion of Northsight (the Navidec subsidiary) residential real estate loans are to customers located in Arizona and Colorado.  Deterioration  in economic  conditions  in these  markets or in the  housing  market  could have a material  adverse  effect on the quality of these  portfolios and the demand for our products and services. In addition, during periods of economic recession, we may experience a decline in collateral values and an increase in delinquencies.

Navidec Financial Services, Inc.

Accordingly,  the  ultimate  collectability  of a  substantial  portion  of  our commercial  loan portfolio is  susceptible to economic  changes in these markets including increases in interest rates. A significant downturn in the commercial or residential real estate market in these areas would be detrimental to our financial condition.
If the  value of real  estate  in  Northsight's  market  areas  were to  decline materially,  a  significant  portion  of  their  loan  portfolio   could  become under-collateralized,  which could have a material adverse effect on Navidec's asset quality, capital structure and profitability.

Northsight’s loan portfolio is comprised of loans collateralized by residential real estate. At December 31, 2008, approximately 100% of Navidec's loans had real estate as a component of collateral.  In the majority of these loans, real estate was the primary collateral component.  The real estate collateral that provides an alternate source of repayment in the event of default may deteriorate in value during the term of the loan.  If Navidec is required  to  liquidate  the  collateral securing  a loan to satisfy  the debt  during a period of  reduced  real  estate values, our earnings and capital could be adversely affected.  Navidec is subject to increased  lending  risks in the form of loan  defaults  as a result of the high concentration  of real  estate  lending  in our loan  portfolio  should the real estate market turn downward.

Navidec's/Northsight's  business is subject to interest  rate risk and stock  market risk and  variations  in interest  rates and/or the stock market may  negatively affect its financial performance.

The majority of Navidec's assets and liabilities are monetary in nature or related to stock market prices of a single company and subject Navidec to significant risk from changes in interest rates.  Fluctuations in interest rates are not predictable or controllable.  Like most  financial  institutions,  changes  in interest  rates can impact our net interest  income as well as the  valuation of our  assets  and  liabilities.  Based on Navidec's  analysis  of the  interest  rate sensitivity of Navidec's assets,  an increase in the general level of interest rates may  negatively  affect  the  market  value of the  portfolio  equity,  but will positively  affect  Navidec's net  interest  income  since most of our  assets  have floating rates of interest that adjust fairly quickly to changes in market rates of  interest.  Additionally,  an  increase in  interest  rates may,  among other things,  reduce the  demand for loans and our  ability  to  originate  loans.  A decrease in the general level of interest rates may affect Navidec through, among other things, increased prepayments on Northsight’s loan and mortgage-backed securities portfolios and increased competition for loans. Accordingly,  changes in the  level  of  market  interest  rates  affect  Northsight's  net  yield  on interest-earning  assets,  loan  origination  volume,  loan and  mortgage-backed securities portfolios, and Northsight's overall results.

The  current  dislocations  in the  subprime  mortgage  sector,  and the current weakness in the broader  financial  market,  could  adversely  affect Navidec, which could  result  in  increases  in  defaults,  reductions  in  our  liquidity  and reductions in the value of the investments in our portfolio.

The  continuing  dislocations  in the subprime  mortgage  sector and the current weakness in the broader  financial  market could adversely affect the Northsight portfolio  and could  cause Navidec to be unable  to  continue  to raise  additional financing.  This could potentially limit our ability to continue operations, increase our costs and reduce our liquidity.

Recent developments in the market for many types of mortgage products have resulted in reduced liquidity for, and value of, these assets.  Although this reduction in liquidity has been most acute with regard to subprime assets, there has been an overall reduction in liquidity and value across the credit spectrum of mortgage products.

Navidec Financial Services, Inc.

Navidec's/Northsight's mortgage loan originations are dependent on external factors.

-
As a mortgage  lender,  through  Northsight,  the Navidec  subsidiary,  is subject  to  changes  in  consumer  and real  estate-related  laws and regulations that could subject Navidec to lawsuits or adversely affect Navidec profitability or ability to remain competitive.

-
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

-	Northsight is competing for mortgage loans against much larger, better-known mortgage originators that affect our ability to originate mortgage loans at attractive yields and spreads.

Deteriorating credit quality, particularly in residential construction and development loans, may adversely impact Navidec.

The real estate  industry  has  experienced  a downturn  in credit  performance, particularly  in 2008,  credit  conditions may continue  to  deteriorate  in the near term.  This deterioration may result in higher costs associated with real estate development projects for Navidec.

Recently declining values of residential real estate may increase our credit losses, which would negatively affect our financial results.

Navidec,  through  its  subsidiary  Northsight,   offers  collateralized  loans,  including commercial loans, real estate,  construction,  home equity,  and consumer loans. Northsight loans are collateralized by real estate (both residential and commercial) in the market area. A major change in the real estate market, such as deterioration in the value of this collateral, or in the local or national economy, could adversely affect our customer's ability to pay these loans, which in turn could impact us. Risk of loan defaults and foreclosures are unavoidable in the banking industry, and Northsight tries to limit our exposure to this risk by monitoring the extensions of credit and collateral, carefully.  Navidec cannot fully eliminate credit risk, and as a result credit losses may occur in the future.

Navidec, through our subsidiary Northsight face intense competition that could adversely impact our business and our revenue.

We face intense competition from other financial and mortgage companies, internet-based lending companies where entry barriers are relatively low, and from traditional bank and thrift lenders to the mortgage industry. As we seek to expand our business further, we will face a significant number of additional competitors, many of whom will be well-established in the markets Northsight seeks to penetrate. Most of our competitors are much larger, have better name recognition, and have far greater financial and other resources than we have.

Navidec Financial Services, Inc.

The government-sponsored entities Fannie Mae and Freddie Mac may also expand their participation in the mortgage industry. These government-sponsored entities have a size and cost-of-funds advantage that allows them to purchase loans with lower rates or fees than we can offer. While the government-sponsored entities presently do not have the legal authority to originate mortgage loans, they do have the authority to buy loans. A material expansion of their involvement in the market to purchase loans could change the dynamics of the industry by virtue of their sheer size, pricing power and the inherent advantages of a government charter. In addition, if as a result of their purchasing practices, these government-sponsored entities experience significantly higher-than-expected losses, such experience could adversely affect the overall investor perception of the mortgage industry.  While our loans are higher risk loans that do not compete directly with FHA, GNMA and FNMA, or competition with very low rates could have an adverse impact on our business.

The intense competition in the mortgage industry has also led to rapid technological developments, evolving industry standards and frequent releases of new products and enhancements. As mortgage products are offered more widely through alternative distribution channels, such as the internet, we may be required to make significant changes to our current retail operations and information systems to compete effectively. Our inability to adapt to other technological changes in the industry could significantly harm our business, financial condition, liquidity and results of operations.

Competition in the industry can take many forms, including interest rates and costs of a loan, less stringent underwriting standards, convenience in obtaining a loan, customer service, amount and term of a loan and marketing and distribution channels. The need to maintain mortgage loan volume in this competitive environment creates a risk of price competition in the mortgage industry. Price competition could cause us to lower the interest rates that we offer borrowers, which could lower the value of our loans. If our competitors adopt less stringent underwriting standards we will be pressured to do so as well, which would result in greater loan risk without compensating pricing. If we do not relax underwriting standards in response to our competitors, we may lose market share. Any increase in these pricing and underwriting pressures could reduce the volume of our loan originations and sales and significantly harm our business, financial condition, liquidity and results of operations.

Defective loans may harm our subsidiary Northsight’s business.

In connection with the origination of loans, our subsidiary Northsight is required to make a variety of customary representations and warranties regarding the loans Northsight originates, primarily related to fraud on the application and first payment defaults. These representations and warranties relate to, among other things, compliance with laws; regulations and underwriting standards; the accuracy of information in the loan documents and loan file; and the characteristics and enforceability of the loan.

Our subsidiary Northsight may be subject to losses due to fraudulent and negligent acts on the part of loan applicants, mortgage brokers, other vendors and our employees.

When we originate mortgage loans through our subsidiary, Northsight, we rely heavily upon information supplied by third parties including the information contained in the loan application regarding employment and income history, property appraisal and title information. Whether a misrepresentation is made by the loan applicant, the mortgage broker, another third party or one of Northsight’s own employees, Northsight often bears the risk of loss associated with the misrepresentation. Even though Northsight may have rights against persons and entities who made or knew about the misrepresentation, such persons and entities are often difficult to locate and it is often difficult to collect any monetary losses that Northsight has suffered from them.

Navidec Financial Services, Inc.

Although we have, through Northsight, controls and processes in place that are designed to identify misrepresented information in Northsight’s loan origination operations, we cannot assure the investor that Northsight can detect or will detect all misrepresented information in Northsight’s loan originations. If Northsight experiences a significant number of such fraudulent or negligent acts, our business, financial condition, liquidity and results of operations could be significantly harmed.

The inability to attract and retain qualified employees could significantly harm our business.

We depend upon our subsidiary Northsight’s loan officers to attract borrowers, by, among other things, developing relationships with financial institutions, other mortgage companies, real estate agents, borrowers and others. We believe that these relationships lead to repeat and referral business. The market for skilled executive officers and loan officers is highly competitive and historically has experienced a high rate of turnover. In addition, if a manager leaves us there is a likelihood that other members of his or her team will follow. Competition for qualified loan officers may lead to increased hiring and retention costs. Our subsidiary, Northsight’s, inability to attract or retain a sufficient number of skilled loan officers and other key employees at manageable costs could harm our business.

If we do not manage Northsight effectively, our financial performance could be harmed.

We have experienced substantial changes in industry and real estate markets that place certain pressures on Northsight management, administrative, operational and financial infrastructure. We expect to continue to experience this type of constant and rapid change. Any increase in the size of Northsight operations may make it more difficult for us to ensure that Northsight originates quality loans. We will need to attract and hire additional sales and management personnel in an intensely competitive hiring environment in order to preserve and increase our market share.  At the same time, we will need to continue to upgrade and expand our financial, operational and managerial systems and controls, which could require capital and human resources beyond what we currently have. We cannot assure you that we will be able to meet our capital needs; expand our systems effectively; allocate our human resources optimally; identify and hire qualified employees; or effectively integrate acquired businesses to achieve growth.

Our financial results fluctuate as a result of seasonality and other timing factors, which makes it impossible to predict our future performance.

Our business is generally subject to seasonal trends. These trends reflect the general pattern of housing sales, which typically peak during the spring and summer seasons. Our quarterly operating results have fluctuated in the past and are expected to fluctuate in the future, reflecting in part seasonality of the industry.

We are subject to many statutory and regulatory compliance risks, any of which could jeopardize our business.

The multi-state scope of our operations exposes the Company to risks of noncompliance with an increasing and inconsistent body of complex laws and regulations at the federal, state and local levels.

Navidec Financial Services, Inc.

Our subsidiary Northsight is currently licensed as a mortgage broker in Arizona and must comply with the laws and regulations, as well as judicial and administrative decisions, of Arizona, as well as an extensive body of federal laws and regulations. The volume of new or modified laws and regulations has increased in recent years. The laws and regulations of multiple states and federal laws are different, complex and, in some cases, in direct conflict with each other. If Northsight operations grow to include other states, it may be more difficult to comprehensively identify, to accurately interpret and to properly program Northsight’s technology systems and effectively train the Company’s personnel with respect to all of these laws and regulations, thereby potentially increasing our exposure to the risks of noncompliance with these laws and regulations. Increased regulation would result in increased compliance costs.

Our subsidiary’s failure to comply with these laws can lead to civil and criminal liability; loss of our licenses and right to do business in the various states; class action lawsuits; and administrative enforcement actions.

Several federal, state and local laws and regulations have been adopted or are under consideration intended to eliminate so-called "predatory" lending practices. Many of these laws and regulations impose broad restrictions on certain commonly accepted lending practices, including some of our subsidiary, Northsight’s, practices. There can be no assurance that these proposed laws, rules and regulations, or other similar laws, rules or regulations, will not be adopted in the future. Adoption of these laws and regulations could have a material adverse impact on our business by substantially increasing the costs of compliance with a variety of inconsistent federal, state and local rules, or by restricting our ability to charge rates and fees adequate to compensate the Company for the risk associated with certain loans.

The increased governmental scrutiny of Fannie Mae and Freddie Mac may also result in regulatory changes and oversight which may have an adverse impact on the industry generally, and in turn have a negative effect on our business.

We may be unable to compete effectively with financial institutions that are exempt from certain state restrictions.

Certain federally chartered financial institutions are exempt from the state laws to which we may be subject and may operate more effectively under the federal laws that govern their operations. The increasing number of federal, state and local "anti-predatory lending" laws may restrict our ability to originate or increase our risk of liability with respect to certain mortgage loans and could increase our cost of doing business.

The continued enactment of these laws, rules and regulations may prevent the Company from making certain loans and may cause our subsidiary, Northsight, to reduce the APR or the points and fees on loans that we, through Northsight, do make. If nothing else, the growing number of these laws, rules and regulations will increase our cost of doing business as we are required to develop systems and procedures to ensure that we, through our subsidiary Northsight, does not violate any aspect of these new requirements. Any of the foregoing could significantly harm our business, financial condition, liquidity and results of operations.

We may not find suitable business for investment.

Even though Navidec management is looking for suitable companies for investment, there can be no assurance of finding a suitable company.  If this is the case, a key component of the Navidec business model will not take place.

Navidec Financial Services, Inc.

We may find a suitable investment but lack majority control.

 Navidec intends to take a controlling interest in companies that they invest in.  However, it might be a situation whereby majority control is not available, or is lost due to negotiations or further future dilution.   If Navidec does not have majority control, Navidec will lose a significant advantage of control over the company, finances, management and direction.

We may lose all of our investment, which, depending on the amount of our investment, could have a material impact on our market valuation.

Navidec may make an investment in an enterprise which later can go out of business or substantially reduce the business opportunity.  Further, our investment in any company will not assure success of that company.  If we invest a substantial amount of our assets and the business fails, Navidec and its shareholders will be adversely impacted.

Trading securities involve a high degree of risk.

Navidec can deploy up to 35% of its net tangible shareholder equity for trading public securities.  The market is volatile and the invested money can be completely lost.

Trading securities relies solely on one person, our CEO.

Our CEO is the person responsible for the trading of securities.  He can make mistakes in the selection of securities.  Further, if something happens to our CEO, someone else in the Company may be unable to replace the trading activity and able to close out positions in a profitable manner.

Investing in residential real estate is high risk.

Real estate prices can deflate, have deflated, and there is no guarantee that real estate prices will not continue to decrease.  If real estate prices continue to decrease, the Company will be exposed to additional write down (or impairment) of the real estate owned.  Depending on the price decrease, this could have a significant impact on shareholders’ equity.

RISK FACTORS RELATING TO NAVIDEC’S COMMON STOCK

The regulation of penny stocks by SEC and FINRA may discourage the tradability of Navidec securities.

Navidec is a “penny stock” company.  Our securities currently trade on the OTC Bulletin Board and are subject to a Securities and Exchange Commission rule that imposes special sales practice requirements upon broker-dealers who sell such securities to persons other than established customers or accredited investors.  For purposes of the rule, the phrase  "accredited  investors"  means, in general terms, institutions with assets in excess of $5,000,000, or individuals having a net worth in excess of  $1,000,000  or  having  an annual  income  that  exceeds $200,000 (or that, when combined with a spouse's income, exceeds $300,000).  For transactions  covered  by the  rule,  the  broker-dealer  must  make  a  special suitability  determination for the purchaser and receive the purchaser's written agreement to the transaction  prior to the sale.  Effectively, this discourages broker-dealers from executing trades in penny stocks.  Consequently,  the rule will affect the ability of purchasers in this offering to sell their  securities in any  market  that might  develop  therefore  because  it  imposes  additional regulatory burdens on penny stock transactions.

Navidec Financial Services, Inc.

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

Shareholders  should  be  aware  that,  according  to  Securities  and  Exchange Commission,  the  market  for penny  stocks has  suffered  in recent  years from patterns of fraud and abuse. Such patterns include (i) control of the market for the  security  by one or a few  broker-dealers  that are  often  related  to the promoter or issuer; (ii) manipulation of prices through prearranged  matching of purchases and sales and false and misleading press releases; (iii) "boiler room" practices   involving   high-pressure   sales  tactics  and  unrealistic   price projections  by  inexperienced  sales persons;  (iv)  excessive and  undisclosed bid-ask  differentials  and  markups  by  selling  broker-dealers;  and  (v) the wholesale dumping of the same securities by promoters and  broker-dealers  after prices have been  manipulated to a desired  consequent  investor  losses.  Navidec's management is aware of the abuses that have occurred historically in the penny stock market.  Although Navidec does not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to Navidec securities.

Rule 144 sales in the future may have a depressive effect on Navidec stock price.

Some of the outstanding shares of common stock held by our present officers, directors, and affiliate stockholders are "restricted securities” within the meaning of Rule 144 under the Securities Act of 1933, as amended.  As restricted Shares,  these shares may be resold only  pursuant to an effective  registration statement or under the requirements of Rule 144 or other  applicable  exemptions from  registration  under  the  Act  and  as  required  under  applicable  state securities  laws.  Rule 144  provides  in  essence  that a  person  who has held restricted  securities for six months may, under certain conditions,  sell every three months, in brokerage transactions, a number of shares that does not exceed the  greater of 1.0% of a  company's  outstanding  common  stock or the  average weekly trading volume during the four calendar weeks prior to the sale. There is no  limit  on  the  amount  of  restricted  securities  that  may be  sold  by a non-affiliate after the owner has held the restricted securities for a period of six months.  A sale under Rule 144 or under any other exemption from the Act, if available, or pursuant to subsequent registration of shares of common stock of present stockholders, may have a depressive effect upon the price of the common stock in any market.

Navidec investors may suffer future dilution due to issuances of shares for various considerations in the future.

There may be substantial dilution to Navidec shareholders as a result of future decisions of the Board to issue shares without shareholder approval for cash, services, or acquisitions.

Navidec Financial Services, Inc.

Navidec stock may be thinly traded and as a result shareholders may be unable to sell at or near ask prices or at all if shareholders desire to liquidate shares.

The shares of Navidec common stock are thinly-traded on the OTC Bulletin Board, meaning that the number of persons interested in purchasing our common shares at or near ask prices at any given time may be relatively small. This situation is attributable  to a number  of  factors,  including  the fact that Navidec is a small company  which  is  relatively   unknown  to  stock  analysts,   stock  brokers, institutional  investors and others in the investment community that generate or influence  sales  volume,  and that  even if Navidec came to the  attention  of such persons,  they tend to be risk-averse  and would be reluctant to follow an early stage  company or purchase or recommend  the  purchase of any of our  Securities until such time as Navidec became more seasoned and viable. As a consequence,  there may be periods of several days or more when trading  activity in our  Securities is minimal or  non-existent,  as compared to a seasoned issuer which has a large and steady volume of trading  activity that will  generally  support  continuous sales without an adverse effect on Navidec's  Securities  price. Navidec cannot give you any assurance that a broader or more active public trading market for our common Securities will be sustained. Due to these conditions, Navidec can give investors no assurance that they will be able to sell their shares at or near ask prices or at all if their desire to liquidate their Securities of Navidec.

Navidec common stock may be volatile, which substantially increases the risk that shareholders may not be able to sell Navidec Securities at or above the price that paid for the security.

Because of the limited trading market for Navidec common stock and because of the possible price volatility, shareholders may not be able to sell Navidec shares of common stock when desired.  The inability to sell Navidec Securities in a rapidly declining market may substantially increase the risk of loss because of such illiquidity and because the price for Navidec Securities may suffer greater declines because of the price volatility.

The price of Navidec common stock that will prevail in the market after this offering may be higher or lower than the price the shareholder may pay.  Certain factors, some of which are beyond our control, that may cause our share price to fluctuate significantly include, but are not limited to the following:

-	Variations in our quarterly operating results;
-	Loss of a key relationship or failure to complete significant transactions;
-	Additions or departures of key personnel; and
-	Fluctuations in stock market price and volume.

Additionally,   in  recent   years  the  stock   market  in  general,   and  the over-the-counter  markets in  particular,  have  experienced  extreme  price and volume  fluctuations.  In some cases, these fluctuations are unrelated or disproportionate to the operating performance of the underlying company.  These market and industry factors may materially and adversely affect Navidec stock price, regardless of our operating performance.  In the past, class action litigation often has been brought against companies following periods of volatility in the market price of those companies common stock.  If Navidec become  involved in this type of  litigation  in the future,  it could  result in  substantial  costs and diversion of  management  attention  and  resources,  which could have a further negative effect on the investment in Navidec stock.

Item 1B.                      Unresolved Staff Comments

None

Navidec Financial Services, Inc.

ITEM 2. DESCRIPTION OF PROPERTIES

Corporate Offices

In February 2008, Navidec along with its subsidiary, Northsight opened offices at 2000 S. Colorado Blvd, Suite 2000, Denver, Colorado.  The lease for this office is approximately $4,701 per month.  The lease has a remaining term of approximately 2 1/2 years.

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

Northsight Offices

Northsight, our subsidiary, also has offices located at 8520 E. Shea Blvd., Scottsdale, Arizona.  The lease for this facility has a current lease rate of approximately $6,700 per month through July 31, 2010.

ITEM 3.  LEGAL PROCEEDINGS

Northsight Bridge Loan Suit

Northsight is a defendant in a lawsuit filed on April 2, 2008 in Jackson County Circuit Court in Missouri whereby a Northsight bridge loan borrower, Lydia Carson (a co-defendant), is being sued by the former owners of a property for failure to pay the balance of a note made by the borrower to purchase the property from the plaintiffs, Devoe.  On December 31, 2008, the amount owed by Lydia Carson to the Company is $253,000 (note balance of $315,000 less escrow held of $62,000) of which the Company has set up an allowance of $146,000 against the balance of $253,000. The Company is currently in the process of filing a Motion for Summary Judgment in the matter.

Jaguar Suit

On September 29, 2008, we filed a lawsuit, in the Boulder County District Court, against Jaguar Associated Group, LLC (Broomfield CO); John R. Reinholdt II and the Estate of John R. Reinholdt Sr. (Defendants).   The lawsuit was filed in order to procure payment of the $1,100,000 loan granted by us to the Jaguar and additional advances to Jaguar for $307,000.   On November 19, 2008, the court entered a default judgment for $3,107,209 against Jaguar and John R. Reinholdt II.  Presently the Company is working with outside counsel and hired an attorney with real estate collection experience to work full-time, in-house to aid in the collection of this judgment.  We are also attempting to obtain judgments against other Jaguar parties.

Navidec Financial Services, Inc.

There are no other legal actions that name the Company and/or its officers and directors as defendants.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On November 6, 2008, the Company held its Annual Shareholders’ Meeting at its offices at 2000 South Colorado Blvd, Annex Suite 200 in Denver, Colorado.  The shares necessary for a quorum were present at the meeting and the following proposals were voted on and passed.

		For	Against	Withhold
Proposal 1: To elect three directors (John McKowen, Jolee Henry, and Howard Farkas to hold office until the next annual meeting of shareholders.	John McKowen Jolee Henry Howard Farkas	6,635,085 6,448,163 6,648,202	0 0 0	34,485 221,401 21,368
Proposal 2: To appoint Schumacher and Associates, CPAs as independent auditors for fiscal year ended December 31, 2008		6,647,285	1,466	20,819

During the year ended December 31, 2008, other than the above proposals, no other matters were submitted to the Company’s shareholders for approval.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Price Range of Common Stock

The Common Stock is presently traded on the over-the-counter market on the OTC Bulletin Board maintained by the Financial Industry Regulatory Authority ("FINRA").  On  September  17,  2007,  our  common  stock  began  trading on the over-the-counter  bulletin  board.  The NASDAQ symbol for the common stock is "NVDF."

The following table sets forth the range of high and low bid quotations for the common stock of each full quarterly period during the years ended December 31, 2008 and 2007. The quotations were obtained from information published by the FINRA and reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Quarter Ended	High	Low
2008
March 31st	$ 1.74	$ 1.01
June 30th	$ 1.65	$ 1.42
September 30th	$ 2.00	$ 0.72
December 31st	$ 1.00	$ 0.70

2007
March 31st	$ 0.00	$ 0.00
June 30th	$ 0.00	$ 0.00
September 30th	$ 0.60	$ 0.10
December 31st	$ 1.12	$ 0.30

Navidec Financial Services, Inc.

As of December 31, 2008, there were 227 shareholders of record. We estimate that there are approximately 1,000 beneficial shareholders.  In many instances, a registered stockholder is a broker or other entity holding shares in street name for one or more customers who beneficially own the shares.

Our transfer agent is Computershare, 350 Indiana Street, Suite 800, Golden, Colorado 80401. The telephone number is 303-262-0710.

Dividends

As of the  filing  of this  annual report,  we  have  not  paid  any  cash or stock dividends  to shareholders, though the Board of Directors has declared two non-cash dividend distributions, see below.  There are no  restrictions  which  would limit our ability to pay dividends  on common  equity  or that are  likely  to do so in the  future.  The Colorado Revised Statutes, however, do prohibit us from declaring dividends where, after giving effect to the distribution of the dividend; we would not be able to pay our debts as they become due in the usual course of business; or our total assets would be less than the sum of the total liabilities plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

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

Northsight intends to file a Registration Statement on Form S-1, registering the Units with the Securities and Exchange Commission and upon the effectiveness of the registration statement, make the necessary filings with FINRA for Northsight’s common stock to trade upon the Over the Counter Bulletin Board.

Penny Stock

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

Navidec Financial Services, Inc.

The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in connection with the transaction, and the monthly account statements showing the market value of each penny stock held in the customer’s account.  In addition, the penny stock rules generally require that prior to a transaction in a penny stock; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction.

These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules.  As our securities have become subject to the penny stock rules, investors may find it more difficult to sell their securities.

Recent Sales of Unregistered Securities

We made the following unregistered sales of our securities from January 1, 2008 through December 31, 2008:

DATE OF SALE	TITLE OF SECURITIES	NO. OF SHARES	CONSIDERATION	CLASS OF PURCHASER
January 14, 2008	Common	100,000	$5,000	Common

Recent Issuance of Options

We made the following issuance of options from January 1, 2008 through December 31, 2008 to a director and employees of the Company:

DATE OF ISSUE	TITLE OF SECURITIES	NO. OF SHARES	VESTING	EXERCISE PRICE
July 1, 2008	Common	200,000	1/3 Immediate 1/3, 12 months 1/3, 24 months	$2.00
July 28, 2008	Common	200,000	1/3, 12 months 1/3, 24 months 1/3, 36 months	$2.00
December 2, 2008	Common	360,000	1/3, 12 months 1/3, 24 months 1/3, 36 months	$2.00

Exemption From Registration Claimed

All of the sales by us of our unregistered securities were made in reliance upon Section 4(2) of the Securities Act of 1933, as amended (the “1933 Act”).  The entity listed above that purchased the unregistered securities was an existing shareholder, known to us and our management, through pre-existing business relationships, as a long standing business associate.  The entity was provided access to all material information, which it requested, and all information necessary to verify such information and was afforded access to our management in connection with the purchases.  The purchaser of the unregistered securities acquired such securities for investment and not with a view toward distribution, acknowledging such intent to us. All certificates or agreements representing such securities that were

Navidec Financial Services, Inc.

issued contained restrictive legends, prohibiting further transfer of the certificates or agreements representing such securities, without such securities either being first registered or otherwise exempt from registration in any further resale or disposition.

Purchases of Equity Securities by the Small Business Issuer and Affiliated Purchasers

Not applicable.

ITEM 6. SELECTED FINANCIAL INFORMATION

Not applicable.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following  discussion  should be read in conjunction  with the  consolidated financial  statements  and notes  thereto  and the other  financial  information included  elsewhere in this report.  This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward looking statements as a result of any number of factors, including those set forth under "Risk Factors" on page 7 and elsewhere in this report.

Plan of Operations - Overview

During 2008, Navidec focused its business development activities on its subsidiary, Northsight.  Northsight business activities are focused on providing residential real estate investors and purchasers’   bridge financing to purchase and rehabilitate discounted or foreclosed residential real estate property.

In early 2009, Navidec has reduced the bridge financing program to refocus on developing residential real estate for our own benefit. This includes the completion and sale of the Thomas Park project in South Boston (with an anticipated additional expenditure of $150,000), the fix and sale of real estate owned and using our liquidity to acquire other properties to fix and sale or to fix and rent.

Navidec is also looking for other suitable businesses to invest as an active participant.  We plan to do this by creating or acquiring a controlling interest in development stage enterprises with the expectation of further developing the enterprise and then taking the enterprise public.  The Company generally focuses on developing one enterprise at a time to take public.  There can be no assurances that any of our investments will be successful.  (See Risk Factors beginning on Page 7.)

In the continuance of our business operations, we do not intend to purchase or sell any significant assets.  However, due to economic conditions there might be a reduction   in the number of employees.

In addition, the United States and the global business community is experiencing severe instability in the commercial and investment banking systems which is likely to continue to have far-reaching effects on the economic activity in the country for an indeterminable period.  The short term impact is the reduction of credit, the inability of many borrowers to acquire adequate financing, reduction in work forces and possibly the continued decrease in housing prices.  These market adjustments could cause a further erosion in our collateral against our short term mortgage loans and erosion of the market value of the real estate we own.

The long-term impact on the United States economy and the Company’s operating activities and ability to raise capital cannot be predicted at this time, but may be substantial.

Navidec Financial Services, Inc.

Subsequent to the issuance of the Company's audited financial statements for the year ended December 31, 2007, the Company determined that it would restate its financial statements for the year ended December 31, 2007 as contained in its Annual Report on Form 10KSBA, dated April 28, 2008 and the Form 10-Qs for the quarterly periods ended March 31, 2008, June 30, 2008 and September 30, 2008.

As a result of the revocation of the registration with the Public Accounting Oversight Board (PCAOB) of its previous auditors, Jaspers + Hall, PC, the Company was required to engage new PCAOB registered accountants and re-audit its 2007 Financial Statements.

During the re-audit, the Company determined that it had not used the proper cost in computing the gain on the sale of 980,000 BPZ Energy, Inc. (“BPZ”) common shares.  The BPZ shares were acquired through warrants issued as a result of the reverse merger with BPZ and Navidec, Inc. and the Company had originally valued the warrants at $1.88 a share. The warrants had a strike price of $2.00 a share.  Upon exercising the warrants and selling the shares, the Company had reported a cost of $2.00 in its 2007 financial statements.  The Company should have used $3.88 a share, which is the original value of $1.88 a share plus the strike price of $2.00 a share. The Company incorrectly reduced the cost with a corresponding decrease to Additional Paid In Capital in 2007.

As a result, the Company over stated its earnings from the sale of BPZ shares by $1,842,000 during the year ended December 31, 2007.  In the restatement of the December 31, 2007 financial statements, the $1,842,000 was accounted for as Additional Paid In Capital, to correct the previous incorrect reduction in Additional Paid In Capital.  The result from the change was a decrease in Retained earnings of $1,842,000 and an increase of $1,842,000 in Additional Paid In Capital.  This correction resulted in no overall change in Stockholders’ Equity.

Due to using the incorrect BPZ cost, as of December 31, 2006 the BPZ asset and the corresponding unrealized gain on securities were overstated by approximately $900,000. Also in 2006, an additional 100,000 shares of BPZ were received by the Company via a default judgment received by the Company.  A fair market value of approximately $300,000 was not recognized upon receipt, which amount would increase earnings in 2006 by $300,000. In addition, the Company had incorrectly recorded an increase of $1,200,000 to Additional Paid In Capital in 2005.  The net impact on December 31, 2006 Stockholders’ Equity was an approximate $1,800,000 reduction.

Additionally, as of December 31, 2007, the BPZ asset and the corresponding unrealized gain on securities were overstated by approximately $810,000, due to failure to reduce unrealized gains by related deferred taxes. In addition, unrealized gains were understated by $240,000 due to the cost adjustment. The net impact on December 31, 2007 Shareholders’ Equity from this matter, exclusive of the tax considerations below, is an approximate $570,000 reduction.  Since all of the remaining BPZ investment was sold in 2008, the unrealized BPZ gains were eliminated from the balance sheet along with the prior adjustments for unrealized gains.

The Company also corrected deferred revenue from mortgage origination and accrued expenses at December 31, 2007, that were previously recorded in 2008 of approximately $200,000.  This correction resulted in a decrease of the Company’s 2007 income of $200,000; however, increased revenue and decreased expenses by the same amount for the year ended December 31, 2008.

Navidec Financial Services, Inc.

Results of Operations

For the Year Ended December 31, 2008 Compared to the Year Ended December 31, 2007

Our revenues are a result of the activities of Northsight as a mortgage broker and Navidec as a mortgage banker in the real estate industry.    For the first six months of 2008, and all of 2007, Northsight acted as both a broker and banker, with Northsight’s source of funds coming from Navidec.  Northsight paid interest on the funds that Navidec advanced.  Beginning in July 2008, Navidec purchased the short term mortgage notes back from Northsight in exchange for the amount owed by Northsight to Navidec.

During the year ended December 31, 2008, we recognized revenues of $1,001,000, compared to $643,000 in revenues during the year ended December 31, 2007, from operations in the mortgage industry.  The increase of $358,000 was primarily a result of additional advertising and marketing.  Cost of delivering Northsight’s services (our cost of sales) was $858,000 for the year ended December 31, 2008 compared to $597,000 for the year ended December 31, 2007.  The increase of $261,000 was a result of higher advertising, higher marketing costs and increase in head count.

Interest revenues increased from $201,000 during the year ended December 31, 2007 to $313,000 during the year ended December 31, 2008.  This increase of $112,000 was a result of an increase during 2008 of the short term mortgage notes outstanding.

During the year ended December 31, 2008, operating expenses were $2,349,000 compared to $1,157,000 for the year ended December 31, 2007.  The increase of $1,192,000 was primarily a result of expanding our short term mortgage offering in both Colorado and Arizona including management salaries and infrastructure investment.  There is also an increase of $114,000 to recognize stock options issued to employees and accounted for under FAS 123R.  These figures produced a loss from operations of $1,858,000 for the year ended December 31, 2008 compared to a loss from operations of $910,000 for the year ended December 31, 2007.

During the year ended December 31, 2008, we recognized a gain on the sale of our investment in BPZ of $5,393,000 (total investment gain of $5,581,000) compared to $3,317,000 for the year ended December 31, 2007.  We recognized $1,578,000 and $314,000 in unrealized gains during the years ended December 31, 2008 and 2007, respectively.  On December 31, 2008, we held no BPZ stock or warrants.

During the year ended December 31, 2007, we recognized a gain on the settlement of debt of $50,000 via a default judgment awarded to us on March 28, 2006 in the District Court of the City and County of Colorado.  The default judgment was against Larson International Limited, a foreign corporation and Leslie Greyling (a/k/a Leon Larson), an individual.  The amount of the judgment was for $419,144 plus accrual of interest.  In 2006, the Company also received from Greyling 100,000 shares of BPZ with a value of $295,000. The Company continues to pursue the collection of the balance of the settlement.

During the year ended December 31, 2008, the Company filed a lawsuit to collect on a note receivable payable by Jaguar Group, LLC and Welend Associated Group (“Jaguar”) and additional advances made by the Company to Jaguar.   The note was for $1,100,000 and the additional receivables were for $307,000.  During 2008, the Company received a default judgment against Jaguar Group LLC and John Reinholdt Jr. (a principal in Jaguar) for $3,107,000.  Management is aggressively pursuing the collection of this judgment.  However, no assurance can be made of collecting any of this judgment.  Therefore, Management has established an allowance for the full amount of this debt and receivable for $1,407,000 as of December 31, 2008.

Navidec Financial Services, Inc.

During  the year  ended  December  31,  2008,  we  recognized  a net  income  of $182,000 compared to a net income of $2,301,000 during the year ended December 31, 2007. The resulting decrease of $2,120,000 in net income was a direct result of the $2,752,000 allowance for impairment against short term notes receivable, real estate owned and the Jaguar note and receivable combined with the $734,000 (before tax credit of $170,000) increase in operational losses as we built Northsight for expansion into the mortgage market.

LIQUIDITY

From the Company’s inception through December 31, 2008, we have funded our operations primarily from the following sources:
-	Equity proceeds through private placements of Navidec securities;
-	Revenue generated from operations;
-	Loans and lines of credit;
-	Sales of equity investments;
-	Proceeds from the exercise of legacy Navidec, Inc. Options

Cash flow from operations has not historically been sufficient to sustain our operations without the above additional sources of capital.  As of December 31, 2008, the Company had cash and cash equivalents of $874,000. Cash flow consumed by our operating activities totaled $6,866,000 for the year ended December 31, 2008 compared to operating activities consuming $3,954,000 for the year ended December 31, 2007.

Cash flows provided by our investing activities for the year ended December 31, 2008 were $5,232,000 compared to $4,198,000 for the year ended December 31, 2007.  In the year ended December 31, 2008 we received proceeds of $5,581,000 (net of our cost) from the sale of equity investments which was largely attributable to our sale of BPZ stock compared to $3,317,000 for the year ended December 31, 2007. We expended $96,000 in the purchase of fixed assets compared to purchase of $25,000 in fixed assets for the year ended December 31, 2007.  During 2008, we invested $1,529,000 in our Thomas Park (South Boston) real estate project.

Net cash produced in financing activities was $1,101,000 for the year ended December 31, 2008 compared to a production of cash of $984,000 for the year ended December 31, 2007.

CRITICAL ACCOUNTING POLICIES

Navidec has identified the policies below as critical to Navidec business operations and the understanding of Navidec results from operations.  The impact and any associated risks  related  to  these  policies  on the  Company’s  business  operations  is discussed   throughout   Management’s   Discussion  and  Analysis  of  Financial Conditions and Results of Operations where such policies affect Navidec reported and expected  financial  results.  For a detailed discussion on the application of these and other accounting policies, see Note 2 in the Notes to the Consolidated Financial Statements beginning on page 47 of this document.  Note that the Company’s  preparation  of this  document  requires  Navidec to make  estimates  and assumptions   that  affect  the  reported  amount  of  assets  and  liabilities, disclosure of  contingent  assets and  liabilities  at the date of Navidec financial statements,  and the  reported  amounts  of  revenue  and  expenses  during  the reporting period.  There can be no assurance that actual results will not differ from those estimates.

Navidec Financial Services, Inc.

Revenue Recognition

Navidec follows very specific and detailed guidelines in measuring revenue; however, certain judgments may affect the application of Navidec revenue policy.  Revenue results are difficult to predict, and any shortfall in revenue or delay in recognizing revenue could cause Navidec operating results to vary significantly from quarter to quarter and could result in future operating losses.

REVENUES BUSINESS DEVELOPMENT SERVICES

Revenue from Navidec business development services is generally derived from time and materials contracts and is recognized as the work is completed.  Revenue recognition for time and materials contracts is not significantly impacted by judgments and estimates. Within the business development division a small amount of the work is performed based on fixed price agreements.  When this occurs the projects are generally of a short duration and revenue is recognized when the project is completed.

REVENUES FROM MORTGAGE SERVICES

Revenues  from  mortgage   brokerage   operations   are  generally   related  to transaction-based   fees  and  are  recognized  at  the   consummation   of  the transactions, generally when mortgage transactions close.  FAS 65 (Accounting for Certain Mortgage Banking Activities) and FAS 91 (Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases) require that fees collected by a mortgage banking entity be amortized over the expected life of the loan.   In our case, this is generally 90 days.

ALLOWANCE FOR BAD DEBT

Navidec’s policy on allowances for bad debt determines the timing and recognition of expenses.  The Company follows guidelines that establishes allowances based off of historical and account specific trends; however, certain judgments affect the application of Navidec bad debt allowance policy. Navidec receivables are recorded net of an allowance for doubtful accounts which requires management to estimate amounts due which may not be collected.  This estimate requires consideration of general economic conditions, overall historical trends related to the Company’s collection of receivables, customer specific payment history, and customer specific factors affecting their ability to pay amounts due.  Management routinely assesses and revises its estimate of the allowance for doubtful accounts.  As of year ended December 31, 2007, we had $5,000 allowances for bad debt. As of December 31, 2008 we had the following allowances:

Allowance for	Amount
Short Term Mortgages	$ 476,000
Jaguar Note Receivable	1,407,000
Boston Property – Thomas Park	492,000
Real Estate owned – depreciation	27,000
Real Estate owned – impairments	298,000
Total	$ 2,700,000

GOODWILL AND INTANGIBLE ASSETS

Navidec does not carry any intangible assets or goodwill on its books as of December 31, 2008 and 2007.

Navidec Financial Services, Inc.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Navidec is exposed to the impact of interest rate changes and change in the market values of the Company’s investments.  Based on Navidec's  market  risk  sensitive instruments  outstanding  as of December 31, 2008,  as described  below,  it has determined  that there was no  material  market risk  exposure to the  Company's consolidated financial position, results of operations, or cash flows as of such date. Navidec does not enter into derivatives or other financial instruments for trading or speculative purposes.

INTEREST RATE RISK

At December 31, 2008, the Company’s exposure to market rate risk for changes in interest rates relates primarily to its borrowings, as well as, its mortgage services business.  Navidec has not used derivative financial instruments in its credit facilities.  A hypothetical 10% increase in the Prime rate would not be significant to the Company's financial position, results of operations, or cash flows.

IMPAIRMENT POLICY

Once per quarter, Navidec examines all of their assets for proper valuation and to determine if an allowance for impairment is necessary.  In terms of real estate owned, this impairment examination also includes the accumulated depreciation.   Management examines market valuations and if an additional impairment is necessary for lower of cost or market, then impairment is booked.  Conversely, if Management determines the impairment to be excessive, then the impairment will be reduced.  Each real estate property and note held is analyzed quarterly.

INVESTMENT RISK

In addition to the Navidec's investments in securities of BPZ, from time to time Navidec has made investments in equity instruments in companies for business and strategic purposes.  These investments, when held, are included in other long-term assets and are accounted for under the cost method since ownership is less than 20% and Navidec does not assert significant influence.

INFLATION

Navidec does not believe that inflation will have a material impact on its future operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to the impact of interest rate changes and change in the market values of our real estate properties. Based on our market risk sensitive instruments outstanding as of December 31, 2008, as described below, it was determined that there was no material market risk exposure to our consolidated financial position, results of operations, or cash flows as of such date. We do not enter into derivatives or other financial instruments for trading or speculative purposes.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Report of the Independent  Registered  Accounting Firm appearing at Page 40 and the Consolidated  Financial  Statements and Notes to Consolidated  Financial Statements appearing at Pages 41 through 60 hereof are incorporated herein by reference.

Navidec Financial Services, Inc.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

During the year ended December 31, 2007 and the period of January 1, 2008 through October 27, 2008, we had no disagreements with our Independent Registered Public Accounting Firm, Jaspers + Hall, P.C.  However, on October 28, 2008, the Company was notified that Jaspers + Hall, P.C. ability to audit registered companies was revoked by the Public Company Accounting Oversight Board (“PCAOB”).  Therefore, on October 28, 2008, the Jaspers + Hall, P.C. were dismissed as the Company’s Independent Registered Public Accounting Firm.

On November 1, 2008, the Board of the Company approved the engagement of new auditors, Schumacher & Associates, Inc., of Denver, Colorado to be the Company’s independent registered public accountant.  No audit committee exists, other than the members of the Board of Directors.

ITEM 9A.  CONTROLS AND PROCEDURES

Disclosures Controls and Procedures

We have adopted and maintain disclosure controls and procedures (as such term is defined in Rules  13a-15(e) and 15d-15(e)  under the Securities  Exchange Act of 1934,  as  amended  (the  "Exchange  Act")  that are  designed  to ensure  that information  required to be disclosed in our reports  under the Exchange Act, is recorded,  processed,  summarized and reported within the time periods  required under  the  SEC's  rules and forms  and that the  information  is  gathered  and communicated to our management, including our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), as appropriate, to allow for timely decisions regarding required disclosure.

As required by SEC Rule 15d-15(b), Mr. John McKowen, our Chief Executive Officer and Principal Financial Officer carried out an evaluation under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 15d-14 as of the end of the period covered by this report

The Company,  under the supervision and with the  participation of the Company's management,   including  the  Company's  Chief  Executive  Officer/Acting  Chief Financial  Officer,  performed an evaluation of the  effectiveness of the design and operation of the Company's disclosure controls and procedures as of December 31, 2008.  Based  on that  evaluation,  the  Chief  Executive  Officer/Acting  Chief Financial Officer  concluded that,  because of the material weakness in internal control over  financial  reporting  described  below,  the Company's  disclosure controls and procedures were not effective as of December 31, 2008.

Navidec Financial Services, Inc.

ITEM 9A(T).   CONTROLS AND PROCEDURES

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

(ii)
provide reasonable  assurance that transactions are recorded as necessary to permit  preparation of financial  statements  in accordance with generally accepted accounting principles, and that our receipts and  expenditures  are being made on  in accordance  with  authorizations  of our  management  and directors; and

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

Management’s assessment of the effectiveness of the small business issuer’s internal control over financial reporting as of the year ended December 31, 2008, is that we believe that internal control over financial reporting has not been effective, and we in the process of improving controls.  We have identified certain material weaknesses of accounting relating to a shortage of qualified information technology, IT personnel and financial reporting personnel due to limited financial resources.  This material weakness can lead to the following:
•	An inability to ensure there is timely analysis and review of accounting records, spreadsheets, and supporting data; and
•	an inability to effectively monitor access to, or maintain effective controls over changes to, certain financial application programs and related data.

Considering the nature and extent of our current operations and any risks or errors in financial reporting under current operations, the fact that we have been a small business with limited employees and that our Chief Financial Officer resigned in 2007 caused a weakness in internal controls involving the areas disclosed above.

Navidec Financial Services, Inc.

We now have, in 2008, hired a full time in-house Certified Public Accountant and have taken the following steps:
•
we have authorized the addition of additional staff members to the finance department to ensure that there are sufficient resources within the department to prepare our financial statements and disclosures in accordance with accounting principles generally accepted in the United States of America; and

•
we are in the process of analyzing our processes for all business units and the establishment of formal policies and procedures with necessary segregation of duties, which will establish mitigating controls to compensate for the risk due to lack of segregation of duties.

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

There  was no change in our  internal  control  over  financial  reporting  that occurred  during the fiscal  year ended December 31, 2008 that has materially affected,  or is reasonably  likely to materially  affect,  our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None

Navidec Financial Services, Inc.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16 (a) OF THE EXCHANGE ACT

At December 31, 2008, our officers and directors were the individuals listed below:

	Age	Position	Term
John McKowen	59	Chief Executive Officer, Chief Financial Officer, Chairman of the Board of Directors	Annual
Howard L. Farkas	84	Director	Annual
Jolee Henry	54	Director	Annual

Navidec officers are elected by the board of directors at the first meeting after each annual meeting of Navidec shareholders and hold office until their successors are duly elected and qualified under Navidec bylaws.

The directors named above will serve until the next annual meeting of the Company's stockholders. Thereafter, directors will be elected for one-year terms at the annual stockholders’ meeting.  Officers will hold their positions at the pleasure of the board of directors absent any employment agreement.  There is no arrangement or understanding between the directors and officers of the Company and any other person pursuant to which any director or officer was or is to be selected as a director or officer.

The directors and officers of the Company will devote such time to the Company's affairs on an "as needed” basis, but no less than 20 hours per month.  As a result, the actual amount of time, which they will devote to the Company’s affairs is unknown and is likely to vary substantially from month to month.

BIOGRAPHICAL INFORMATION

Management  will devote minimal time to the  operations of the Company,  and any time spent will be  devoted  to  screening  and  assessing  and,  if  warranted, negotiating to acquire business opportunities.

JOHN R. MCKOWEN.  Mr. McKowen has served as the Chief Executive Officer and a Director and Chairman of the Board of the Company since the Company was founded in December 2002.  Mr. McKowen also served as President and Chief Executive Officer of Navidec, Inc. from August 2003 to September 2004 and served as a director of Navidec, Inc., now BPZ, from December 2002 to May 2005. Mr. McKowen was hired by Navidec, Inc. as a financial consultant in 1996 and was involved in the private, public and secondary financing of Navidec, Inc. He served as a financial consultant to Navidec, Inc. until March 1999. Mr. McKowen began his career in the financial services industry 1978.  In 1984 Mr. McKowen began working as an independent consultant and has worked in that capacity for the last 23 years. Mr. McKowen received a B.A. in economics from Metropolitan State College.

Navidec Financial Services, Inc.

HOWARD L. FARKAS. Mr. Farkas serves as a Director of the Company since July 12, 2006.  Mr. Farkas is the owner and managing broker of Windsor Gardens Realty, Inc., a residential real estate brokerage company, which he co-founded in 1964. He also serves as President of Farkas Group, Inc., a company that provides management services to various business interests.  He serves as a director of  Synthetech,  Inc.,  a public  chemical  research and  manufacturing  company  whose  products are used extensively  in new drug  research;  Logic  Devices,  Inc., a publicly  held and traded semiconductor  design and manufacturing  company for which he also serves as Chairman;  Northwestern  Engineering  Company,  a privately held real estate, lumber  processing,  and hotel owner and operator;  and Ivory LLC,  Aragorn LLC, Strider  LLC,  Angel  LLC,  and Buddy  LLC,  all of which are in the gas and oil exploration and development business.

Mr. Farkas is a licensed CPA, though not presently in practice, a real estate broker, and graduated from the University of Denver with a BS (BA) degree.  He has had extensive experience in running large companies in the condominium construction and management business over a period in excess of twenty years.

JOLEE R. HENRY.  Effective July 1, 2008, Mrs. Henry was appointed a director of the Company.  She was voted to an annual term at the November 2008 Shareholder meeting. Ms. Henry serves as a Director of the Company. Ms. Henry was previously married to John R. McKowen, the CEO and President of the Company.  Ms. Henry currently is a licensed therapist in the State of Colorado and nationally.  Ms. Henry has founded, developed and operated or sold three separate startup companies.  From 1984 to 1991, Ms. Henry founded and operated a company called Jules's Books, which was the first children’s book publisher to create and nationally distribute pre-reading plasticized children’s natural history picture books to museums and other public history outlets.  From 1989 to 1996, Ms. Henry  founded and  operated a company  called  Forever  Pesto which created,  manufactured and nationally distributed  proprietary pesto products to sales outlets like City Markets,  Vaughn's,  Safeway and Dean & Deluca. In 1995, Ms. Henry developed, obtained a provisional patent and sold a natural zinc lollipop concept called Zinky-Pop.  Ms. Henry currently holds an active real estate license from the State of Colorado.

Ms. Henry earned a BA from Arizona State University, 1977 and a Master's Degree from the University of Northern Colorado, 2001. Both degrees are in Psychology and Community Counseling.

Ms. Henry  currently  is a member of the  National  Board of Certified Counselors, the Colorado Association for Psychotherapists, Association for Death Education  and  Counseling,  Hospice of Metro  Denver,  the American  Society of Clinical Hypnosis, the National Board of Certified Clinical Hypnotherapist,  and the American Counseling Association.

COMMITTEE OF THE BOARD OF DIRECTORS

We are managed under the direction of our board of directors.  Navidec's board of directors also acts as the audit committee with Mr. Farkas acting as the chair.

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

Navidec Financial Services, Inc.

CONFLICTS OF INTEREST - CORPORATE OPPORTUNITIES

Presently no requirement is contained in our Articles of Incorporation, Bylaws, or minutes which require officers and directors of our business to disclose to us business opportunities which come to their attention. Our officers and directors do,  however,  have a  fiduciary  duty of  loyalty to us to  disclose  to us any business  opportunities  which come to their attention,  in their capacity as an officer  and/or  director  or  otherwise.  Excluded  from  this  duty  would  be opportunities  which the person  learns  about  through  his  involvement  as an officer and director of another company. We have no intention of merging with or acquiring an affiliate, associate person or business opportunity from any affiliate or any client of any such person.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section  16(a)  of  the  Securities  Exchange  Act  requires  our  Officers  and Directors, and persons who own more than 10% of a registered class of our equity securities,  to file reports of ownership and changes in ownership with the SEC. Officers,  directors  and  greater  than 10%  shareholders  are  required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based solely on our review of copies of such  reports  received,  and  representations from certain  reporting  persons,  we believe that, during the fiscal year ended December  31, 2008,  some of the  Section  16(a) filing  requirements  applicable  to our officers,  directors  and  greater  than 10%  beneficial  owners  were  not filed in compliance with all applicable requirements.

ITEM 11.  EXECUTIVE COMPENSATION

The following table sets forth certain information concerning compensation paid by the Company to the President and the Company’s two most highly compensated executive officers for the fiscal year ended December 31, 2008, 2007 and 2006 (the "Named Executive Officers"):

Navidec Financial Services, Inc.

SUMMARY EXECUTIVE COMPENSATION TABLE

Name & Position	Year	Salary ($)	Bonus (S)	Stock Awards ($)	Option Awards ($)	Non-equity incentive plan comp ($)	Non-qualified deferred comp earnings ($)	All other comp ($)	Total ($)
JohnMcKowen, President	2008(1)	270,833	0	0	0	0	0	45,779	316,612
	2007(2)	156,000	100,000	0	0	0	0	0	256,000
	2006(3)	150,000	0	0	13,963	0	0	0	163,963

Robert Grizzle, CFO & COO	2008	0	0	0	0	0	0	0	0
	2007(4)	87,500	0	0	0	0	0	0	87.500
	2006	112,500	0	0	4,265	0	0	0	116,765

(1) Other Compensation is the taxable portion of the health insurance benefit ($11,765); auto allowance ($13,014), and office reimbursement ($21,000).

(2)  During the year ended December 31, 2007, Mr. McKowen received a cash bonus of $100,000, which was offset against advances of $5,372 owed to the Company. He received a net amount of $94,638 before taxes.

(3) Mr. McKowen’s options were granted on July 12, 2006. A black-shoals computation indicated an immaterial value upon grant and vesting.

(4)  In September 2007, Mr. Grizzle resigned as the Chief Financial Officer and Chief Operating Officer of the Company.  When Mr. Grizzle’s options were granted and vested, a black-shoals computation showed an immaterial value.

Employment Agreements

On September 9, 2004, the Company entered into an employment agreement with John McKowen, as President and CEO.  The initial term of the contract was 2 years, which renews automatically for successive one year terms unless and until either party delivers notice of termination within  30 days of the expiration of the then current term.

Navidec Financial Services, Inc.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END
The following table sets forth certain information concerning outstanding equity awards held by the President and our most highly compensated executive officers for the fiscal year ended December 31, 2008 (the "Named Executive Officers"):

	No. of securities underlying unexercised options (#)	No. of securities underly-ing unexer-cised options (#)	Equity incentive plan awards: No. of securities underly-ing unexer-cised unearned options (#)	Option exercise price ($)	Option expir-ation date	No. of shares or units of stock that have not vested (#)	Market Value of shares or units of stock that have not vested ($)	Equity incentive plan awards: no. of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards; Market or payout value of unearned shares, units or other rights that have not vested ($)
John McKowen, President	1,480,948	0	0	$1.25	7/11/16	0	0	0	0
Robert Grizzle, CFO, COO	200,000	0	0	$0.05	9/21/04	0	0	0	0
	452,362	0	0	$1.25	7/11/16	0	0	0	0

DIRECTOR COMPENSATION
The following table sets forth certain information concerning compensation paid to our directors for services as directors, but not including compensation for services as officers reported in the "Summary Executives Compensation Table” during the year ended December 31, 2008:

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option Awards ($)	Non-equity incentive plan compen- sation ($)	Non- Qualified Deferred compen- sation earnings ($)	All other compen-sation ($)	Total ($)
John McKowen (1)	0	0	0	0	0	0	0
Howard Farkas	35,000(2)	0	0	0	0	1,346(3)	36,346
Jolee Henry	5,000	0	61,985(4)	0	0	0	66,985
(1) During the year ended December 31, 2008, Mr. McKowen received compensation as set forth in the Executive Compensation Table on page 33.
(2) During the year ended December 31, 2008, and included in this amount, Mr. Farkas was paid $2,000 for services rendered in 2007.
(3) The Company purchased a computer for Mr. Farkas.

(4) Ms. Henry was awarded 200,000 options in July 2008 with one-third vesting immediately, one-third in July 2009 and the remaining one-third in July 2010 with a strike price of $2.00/share.  The value of the option award was derived by using a black-shoals calculation.

Navidec Financial Services, Inc.

Each outside director receives $5,000 per meeting for their services when the board meeting discusses financial results.  This amount is limited to $20,000 per year.  This includes services for the Audit Committee.

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

Stock Option Plan

On May 6, 2005, the Company's board of directors adopted the Navidec Financial Services, Inc.  2005 Stock  Option  Plan  pursuant to which the board may grant options to  purchase a maximum of  5,000,000  shares of Navidec common  stock to key employees,  directors  and  consultants.  As of December  31,  2008,  options to purchase  an  aggregate  of  3,941,510  shares of common  stock were  issued and outstanding  consisting of options to purchase 200,000 shares of common stock at an  exercise  price of $0.05 per share,  options to  purchase  2,981,510  shares of common stock at an exercise  price of $1.25 per share and options to purchase an aggregate of 760,000  shares of common stock at an exercise price of $2.00 per share.  The later options were granted to the Company’s executive officers and Directors and are subject to approval by the shareholders at the next annual meeting of the Company.  The option plan only provides for the grant of nonqualified stock options.

The exercise price of options may not be less than the fair market value on the date of grant as determined by the board of directors and will expire no later than the tenth anniversary of the date of grant. The board may establish vesting or other requirements which must be met prior to the exercise of the stock options.  In the event of a  corporate  transaction  involving  Navidec  (including, without  limitation,   any  stock  dividend,  stock  split,  extraordinary  cash dividend,  recapitalization,  reorganization,  merger, consolidation,  split-up, spin-off,  combination or exchange of shares),  the board may adjust outstanding awards to preserve the benefits or potential benefits of the awards.

Audit Committee

The Company does not have a separate Audit Committee.  The members of the Board sit as the Audit Committee and Mr. Farkas is the chair of this committee.

Code of Ethics

The Company has not adopted a Code of Ethics for the Board and the salaried employees.

Navidec Financial Services, Inc.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following  table sets forth  certain  information  regarding the  beneficial ownership of outstanding shares of the Company's common stock as of December 31, 2008 on a fully  diluted  basis,  by (a) each person known by the Company to own beneficially  5% or more of the  outstanding  shares  of common  stock,  (b) the Company's directors,  Chief Executive Officer and executive officers whose total compensation  exceeded  $100,000 for the last fiscal year, and (c) all directors and executive officers of the Company as a group.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class (1)
Common Shares	John McKowen (2) 2000 S Colorado Blvd Annex Bldg Ste 200 Denver CO 80222	3,277,002	21.43%
Common Shares	Robert Grizzle (3) 6501 S Fiddler’s Green Cr. Ste. 116 Greenwood Village CO 80111	872,362	5.63%
Common Shares	Howard Farkas (4) 2000 S Colorado Blvd. Annex Bldg. Ste 200 Denver CO 80222	1,223,200	7.89%
Common Shares	Jolee Henry (5) 2000 S Colorado Blvd. Annex Bldg. Ste 200 Denver CO 80222	1,512,850	9.76%
Total for all Directors and Executive Officers as a Group (3 persons, excluding Robert Grizzle)		6,013,052	38.80%

(1)  Applicable percentage ownership is based on 9,019,057 shares of common stock issued and outstanding as of December 31, 2008. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock that are currently exercisable or exercisable within 60 days of December 31, 2008 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.  For the purpose of the Officers and Directors compensation, there are 9,019,057 common shares outstanding; 3,248,177 options and 2,815,000 warrants, for a total dilution pool of 15,498,900 which is used as the denominator is the Percent of Class calculation.

(2) Mr. McKowen holds, directly, 1,796,054 shares of the Company’s common stock. He holds options exercisable for 1,480,948 shares of the Company’s common stock.

(3) Mr. Grizzle holds, directly, 220,000 shares of the Company’s common stock.  He hold options exercisable for 652,362 shares of the Company’s common stock.  Mr. Grizzle resigned as the Chief Financial Officer and Chief Operating Officer of the Company in September, 2007.

(4) Mr. Farkas holds, directly and beneficially, 200,000 shares with his wife of the Company’s common stock. He holds options exercisable for 1,023,200 shares of the Company’s common stock.
(5) Ms. Henry holds, directly, 1,312,850 shares of the Company’s common stock. She holds options exercisable for 200,000 shares of the Company’s common stock.

Navidec Financial Services, Inc.

ITEM  13.  CERTAIN   RELATIONSHIPS   AND RELATED   TRANSACTIONS   AND DIRECTOR INDEPENDENCE

 Intercompany Transactions

Starting  in July  2007,  Navidec  began  lending  money  to  Northsight  to  enable Northsight  to make short  term,  mortgage  backed  loans to  borrowers  who are purchasing  deeply  discounted or foreclosed  residential real estate in Arizona and Colorado. As of December 31, 2007, Navidec had lent Northsight $5,826,000.  The loans to Northsight yield 12% and are callable on demand by Navidec. The loans to Northsight  are  collateralized by a first  security  interest in  Northsight's  equity interest  in its  warehouse  lines of  credit  and first  deeds of trust.  As of December 31, 2007, Northsight had $2,204,000 in short term bridge loans outstanding.

In June, 2008, Navidec became the direct funding source for the short term, mortgage backed loans with Northsight acting as the mortgage originator.  Therefore, Northsight transferred the loans outstanding back to Navidec in exchange for the cancellation of the intercompany note.  As of December 31, 2008, Navidec had $2,203,000 in short term bridge loans outstanding, which is net of an allowance for uncollectable loans of $476,000.

Officer and Directors Transactions

During the year ended December 31, 2008, the Company paid Mr.  McKowen, the President of the Company, total compensation of $340,612 which consists of salary of $270,833, health insurance benefit of $11,765, auto allowance of $13,014, and an office reimbursement of $21,000.

During the year ended December 31, 2008, the Company reimbursed Mr. McKowen at the rate of $1,750 per month for the use of approximately 750 square feet in his home.  During the year ended December 31, 2008, the Company reimbursed Mr. McKowen, $21,000 in rent.

On May 3 2007, Navidec signed a Settlement Agreement with Mr. Armijo and Mr. Grizzle and received $300,000 in cash from Mr. Ralph Armijo and the transfer of 68,862 share of Navidec common stock and surrender of 100,000 options to purchase Navidec common stock at $0.28 of the Company as payment in full for his obligation under the terms of the original note. At the same time the Company re-negotiated the terms of the original note with Mr. Grizzle, the former Chief Financial Officer, whereby Mr. Grizzle executed a note payable to the Company for $450,000.  The  re-negotiated  note carries an 8% interest  rate and is collateralized by 1,000,000  Aegis  common  shares, 1,500,000 Aegis preferred  shares,  220,000 shares of the Company's common stock and 200,000  options to purchase  shares of the Company's  common stock at $0.05 per share held by Mr. Grizzle.  Further the note provides that the note shall be repaid at the earlier of one year from the date that the common stock of the Company is publicly traded

Navidec Financial Services, Inc.

and his shares are  registered  for resale  under an effective  registration  statement  filed by the Company or December  31,  2009. On October 17, 2008, the Company filed with the SEC an S-8 registration statement registering Mr. Grizzle’s shares.  Therefore, the $450,000 note is due on October 17, 2009.  Further, under the terms of the Settlement Agreement dated May 17, 2007, Mr. Grizzle resigned as the Chief Operating Officer and the Chief Financial Officer of the Company, effective September 30, 2007.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

GENERAL. Schumacher and Associates, LLC has been engaged as the Company's principal audit accounting firm from November 5, 2008 to date.  The Company's Board of Directors has considered whether the provisions of audit services are compatible with maintaining Schumacher’s independence.  Prior to November 5, 2008, Jaspers + Hall, P.C. was engaged as the Company’s principal accounting firm for the year ended December 31, 2007 and the period of January 1, 2008 through October 28, 2008.

The following table represents aggregate fees billed to the Company during the year ended December 31, 2008 by both Schumacher ($11,800) and by Jaspers ($27,000) and for the year ended December 31, 2007 by Jaspers ($31,100).

	Year Ended December 31,
	2008	2007
Audit Fees	$38,800	$31,100

Audit-related Fees	0	0

Tax Fees	0	0

All Other Fees	0	0

Total Fees	$38,800	$31,100

The Company uses a different CPA/Attorney firm for the preparation of income tax reporting.

Navidec Financial Services, Inc.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following is a complete list of exhibits filed as part of this Form 10K. Exhibit number corresponds to the numbers in the Exhibit table of Item 601 of Regulation S-K.

Number	Description
3.3	Articles of Organization – Southie Developments, LLC – 1/31/08	Filed Herewith
3.4	Articles of Amendment – Southie Developments, LLC – 2/22/08	Filed Herewith
10	John McKowen Employment Agreement	Filed Herewith
21	List of Subsidiaries	Filed Herewith
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act	Filed Herewith
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act	Filed Herewith

Navidec Financial Services, Inc.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Navidec Financial Services, Inc.

Dated: April 14, 2009
By:	/s/John McKowen
John McKowen, President, Chief Accounting Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: April 14, 2009
Navidec Financial Services, Inc.

/s/John McKowen
John McKowen, President, Chief Accounting Officer and Director

/s/Howard L. Farkas
Howard L. Farkas, Director

/s/Jolee Henry
Jolee Henry, Director

Navidec Financial Services, Inc.

NAVIDEC FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Navidec Financial Services, Inc. and Consolidated Subsidiaries

We have audited the accompanying consolidated balance sheets of Navidec Financial Services, Inc. and Consolidated Subsidiaries, as of December 31, 2008 and 2007 (as restated), and the related consolidated Statements of Earnings, Stockholders' Equity, and Cash Flows for the years ended December 31, 2008 and 2007 (as restated). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Navidec Financial Services, Inc. and Consolidated Subsidiaries as of December 31, 2008 and 2007 (as restated), and the results of its consolidated operations and cash flows for the years ended December 31, 2008 and 2007 (as restated), in conformity with accounting principles generally accepted in the United States of America.

As disclosed in Note 2 to the financial statements, the Company has restated its consolidated balance sheet as of December 31, 2007, and the related consolidated statements of earnings, stockholders’ equity and cash flows for the year then ended.

SCHUMACHER & ASSOCIATES, INC.

Denver, Colorado
April 10, 2009

Navidec Financial Services, Inc.

NAVIDEC FINANCIAL SERVICES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets (In Thousands)
	December 31,	December 31,
	2008	2007
ASSETS		RESTATED
Current Assets
Cash and cash equivalents	$874	$1,407
Mortgages receivable - net of allowance of $476 on December 31, 2008 and $5 on December 31, 2007 and unearned income of $6 and $51 at December 31, 2008 and 2007, respectively	2,197	2,148
Note receivable - Jaguar Group LLC - net of allowance of $1,407 on December 31, 2008 and $54 imputed interest on December 31, 2007 (Notes 1, 4)	-	1,047
Accrued interest receivable	88	45
Advances receivable - related party	-	5
Prepaid Expenses	21	62
Total Current Assets	3,180	4,714
Property, equipment and software, net (Note 2)	114	45
Other Assets
Note receivable - Aegis/Grizzle - (Note 4)	450	450
Marketable securities held for resale - BPZ Energy - (Note 5)	-	2,541
Investment in real estate - Boston Property net of impairment of $492 on December 31, 2008 and $0 on December 31, 2007	2,315	1,279
Other real estate owned - net of impairment of $298 and depreciation of $27 on December 31, 2008 and $0 on December 31, 2007 (Note 5)	3,288	379
Other assets	3	15
Total Other Assets	6,056	4,664
TOTAL ASSETS	$9,350	$9,423

LIABILITIES & STOCKHOLDERS' EQUITY
Liabilities
Current Liabilities
Accounts Payable	$149	$15
Accrued income taxes payable (Note 2)	85	-
Short term borrowings (Note 7)	1,391	286
Accrued liabilities	38	154
Total Current Liabilities	1,663	455

Commitments and Contingencies (Notes 1, 2, 4, 5, 6, 8, 9, 10, 11, 12 and 13)

Stockholders' Equity
Common stock, $0.001 par value, 100,000,000 shares authorized, 9,019,057 and 8,924,583 shares issued and outstanding at December 31, 2008 and December 31, 2007, respectively	9	9
Additional paid-in capital	8,873	8,758
Accumulated other comprehensive income (Note 2)	-	1,578
Accumulated deficit	(1,195)	(1,377)
Total Stockholders' Equity	7,687	8,968
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$9,350	$9,423

The accompanying notes to consolidated financial statements are an integral part of these statements.

Navidec Financial Services, Inc.

NAVIDEC FINANCIAL SERVICES, INC. AND SUBSIDIARIES
Consolidated Statements of Earnings  (In Thousands)

	For the Year Ended
	December 31,
		RESTATED
	2008	2007

Revenue
Loan fees	$1,001	$643
Interest revenues	313	201
Other Revenue	35	-
Total Revenue	1,349	844

Cost of loan fees including facilities and commissions	(858)	(597)
Gross Profit	491	247

Operating Expenses:
General and administrative	2,295	1,152
Depreciation and amortization	54	5
Total operating expenses	2,349	1,157
Loss from operations	(1,858)	(910)

Other income (expense)
Gain on sale of investments	5,581	3,317
Impairments and allowances (Note 5)	(2,752)	(5)
Impairment on Goodwill	-	(132)
Other Gain or (Loss)	44	49
Miscellaneous non-operating expense	(77)	-
Interest Expense	(116)	(18)

Total other (expense) income	2,680	3,211

Net Income before income tax	822	2,301

Income Taxes
Provision for income tax (Note 2)	640	-

Net Income	$182	$2,301

Earnings Per Share	$0.02	$0.26

Weighted Average Shares Outstanding	9,040	8,719

The accompanying notes to consolidated financial statements are an integral part of these statements.

Navidec Financial Services, Inc.

NAVIDEC FINANCIAL SERVICES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (In Thousands)

		RESTATED
	2008	2007
Cash Flows from Operating Activities:
Net Income	$182	$2,301
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation expense	54	5
Discount on note receivable	-	54
Gain on sale investments	(5,581)	(3,317)
Other	-	41
Increase in allowances and impairments	2,752	137
Issuance of stock options to directors and employees	114	-
Changes in operating assets and liabilities:
Decrease in accounts receivable	2	50
(Increase) decrease in accrued interest receivable	(43)	(50)
Decrease (increase) in prepaid expenses and other assets	41	(20)
(Increase) in short term loans receivable	(4,557)	(3,246)
(See Supplemental Information below)
(Increase) decrease in other assets	15	-
Increase (decrease) in accounts payable	134	(62)
(Decrease) increase in accrued liabilities and other	21	153
Net Cash (Used in) by Operating Activities	(6,866)	(3,954)

Cash Flows from Investing Activities:
Investments (increased) decreased
Boston real estate	(1,529)	(1,279)
Other real estate (See Supplemental Information below)	-	(419)
Marketable securities - BPZ purchases	(1,272)	(2,127)
BPZ stock/warrant sales	8,120	7,748
Payments received on Grizzle/Armijo Note	-	300
(Acquisition) of property, equipment and software	(96)	(25)
Other assets	5	-
Net proceeds from sale of other equity investments	4	-
Net Cash Provided by Investing Activities	5,232	4,198

Cash Flows from Financing Activities:
Option exercise proceeds	5	50
Net increase in short term borrowings	1,100	286
Increase in Common Stock	-	1
Legacy options exercised	-	647
Retirement of stock	(4)	-
Net Cash Provided by Financing Activities	1,101	984

Net (Decrease) Increase in Cash & Cash Equivalents	(533)	1,228
Beginning Cash & Cash Equivalents	1,407	179
Ending Cash & Cash Equivalents	$874	$1,407

The accompanying notes to consolidated financial statements are an integral part of these statements
Continued on the next page

Navidec Financial Services, Inc.

Continued from previous page

Supplemental Disclosure of Cash Flow Information
Non-cash exchange of receivable for real estate notes	$3,233	$-
Non cash settlement of note receivable	-	150
Cash paid for Interest	$116	$2
Cash paid for Income Taxes (Note 2)	$554	$-
Increase in Additional Paid In Capital due to stock options issued	$114	$-

The accompanying notes to consolidated financial statements are an integral part of these statements

Navidec Financial Services, Inc.

NAVIDEC FINANCIAL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
For the Year Ended December 31, 2008 and 2007   (In thousands)

	Voting		Additional	Accumulated Other
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income	(Deficit)	Equity

Balances, December 31, 2006 (as previously reported)	7,950	$8	$9,413	$1,483	$(3,973)	$6,931
Adjust unrealized gains	-	-	-	(902)	-	(902)
Reverse incorrect entry	-	-	(1,203)	-	-	(1,203)
Legal Settlement	-	-	-	-	295	295
Balances, December 31, 2006 (as restated)	7,950	8	8,210	581	(3,678)	5,121

Net income	-	-	-	-	2,301	2,301
Options exercised	1,000	1	49	-	-	50
BPZ transaction correction	33	-	2	-	-	2
Private placement correction	9	-	-	-	-	-
Legacy options exercised	-	-	647	-	-	647
Retirement of stock - Armijo Settlement	(68)	-	(150)	-	-	(150)
Change in unrealized gains	-	-	-	997	-	997
Balances, December 31, 2007	8,924	9	8,758	1,578	(1,377)	8,968

Net income	-	-	-	-	182	182
Options exercised	100	-	5	-	-	5
Change in unrealized gains	-	-	-	(1,578)	-	(1,578)
Options issued	-	-	114	-	-	114
Retirement of Stock - open market purchases	(5)	-	(4)	-	-	(4)
Balances - December 31, 2008	9,019	$9	$8,873	$-	$(1,195)	$7,687

The accompanying notes to consolidated financial statements are an integral part of these statements.

Navidec Financial Services, Inc.

NAVIDEC FINANCIAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2008 and 2007

NOTE 1 - ORGANIZATION

Navidec Financial Services, Inc. ("Navidec" or “Company") was incorporated in December 2002, as a wholly owned subsidiary of Navidec Inc. ("Old Navidec").  In September 2004, Old Navidec consummated a reverse merger agreement with BPZ Energy, Inc. a Texas corporation established in 2001 ("BPZ") whereby Old Navidec transferred all of its asset, liabilities and historical operations into Navidec and Old Navidec changed its name to BPZ Energy Inc.  Also pursuant to the merger agreement, Old Navidec affected a one share of Navidec for one share of Old Navidec spin off to the shareholders of record of Old Navidec.

Navidec is now a holding company that is in the business of creating or acquiring a controlling interest in development stage enterprises with the expectation of further developing the enterprise and then taking the enterprise public.

On September 11, 2003, Old Navidec purchased an 80% interest in Northsight Mortgage Group, LLC ("NMG"), an Arizona mortgage broker.  Navidec received the 80% interest in NMG as part of the merger agreement with BPZ.  On May 4, 2005, the Company formed Navidec Mortgage Holdings, Inc., a Colorado corporation ("NMH"), as a subsidiary of Navidec and received 2,000,000 common shares of NMH.  On November 11, 2007, NMH amended its articles of incorporation in order to change its name to Northsight, Inc. ("Northsight").

On October 12, 2007, Navidec exchanged its 80% interest in NMG for 3,000,000 common shares of Northsight to bring the total common shares of Northsight owned by Navidec to 5,000,000 shares. On October 12, 2007, Northsight then purchased the remaining 20% minority interest in NMG from the minority member for 100,000 shares of Northsight. As a result of this transaction, Navidec owns 98% of Northsight and the former minority member of NMG owns 2% of Northsight.

On July 9, 2008, the Board of Directors of Navidec declared two dividend distributions for its shareholders as of September 8, 2008. On October 2, 2008, Navidec modified the record date and “ex-dividend” date to be the date that a Registration Statement on Form S-1for Northsight for the dividend securities is declared effective by the Securities and Exchange Commission.

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

Navidec Financial Services, Inc.

Starting in July 2007, Navidec began lending money to Northsight to enable Northsight to make short term, first deed of trust collateralized loans to borrowers who are purchasing deeply discounted or  foreclosed residential real estate in Arizona and Colorado.   During the year ended December 31, 2007, Navidec had lent Northsight approximately $5,826,000.  The loans to Northsight yield 12% and are callable on demand by Navidec.  As of December 31, 2008, Navidec had approximately $2,203,000 (net of allowance of $476,000) and as of December 31, 2007 had $2,204,000 (net of allowance of $5,000) in short term bridge loans outstanding.

Southie Development, LLC (Southie) was formed in January 2008 and is wholly-owned by Navidec. The purpose of Southie is to develop residential real estate for resale and to own and manage residential real estate acquired via default of real estate loans owned by Navidec.  Once a real estate loan defaults and Navidec obtains title to the collateral, Navidec transfers the property to Southie for development and management.   As part of the management and development of the properties transferred to it, Southie honors any existing residential leases, will potentially expend monies for rehabilitation of the property with the goal of selling the property in a short time period, usually less than one year.  However, if the Company deems the property to be a good longer term investment, it might hold the property for longer periods.

The Company purchased a home in South Boston on December 4, 2007 (Thomas Park) and began improving the property with the intent to construct three condominium units for resale. The purchase price was $1,200,000 plus closing costs. As of May 19, 2008, the Company acquired a $1,200,000 line with Mt. Washington Cooperative Bank for the development of Thomas Park. The line is due November 19, 2009, monthly interest only payments, with a prime plus 2% interest rate and an interest rate floor of 7%.  As of December 31, 2008, the balance owed on this line was $1,140,000.  As of December 31, 2008, the Company had invested $2,805,000 including a bank line of $1,140,000. The Company estimates that construction will be completed by May 2009.

Jaguar Group Investments, LLC

In February 2008, our subsidiary, Northsight entered into a joint venture agreement with Jaguar Group, LLC.  The purpose of this joint venture was to provide wholesale financing loan products to the real estate mortgage industry. This joint venture is now inactive.

Northsight was to purchase 50% equity and voting interest in Jaguar Investment Group, LLC (Jaguar) and the remaining 50% was to be owned by Jaguar Group, LLC.  Each equity interest was to be purchased for $4 million dollars each, to be in the form of cash, real estate equity, and/or any form of consideration agreed by both members.  The joint venture was never funded due to Jaguar Group, LLC’s inability to fund its portion.  During the year ended December 31, 2008 the Company advanced an additional $322,000 of which $307,000 remained due from Jaguar.

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

On November 19, 2008, Northsight received a default judgment against Jaguar Group, LLC and John R Reinholdt II for $3,107,000.  The Company is pursuing collection against this judgment.  Due to uncertainty of collecting the balance, the Company has provided an allowance for the full amount of the Jaguar receivable at December 31, 2008.

Navidec Financial Services, Inc.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Restatement of Results

Subsequent to the issuance of the Company's audited financial statements for the year ended December 31, 2007, the Company determined that it would restate its financial statements for the year ended December 31, 2007 as contained in its Annual Report on Form 10KSBA, dated April 28, 2008 and the Form 10-Qs for the quarterly periods ended March 31, 2008, June 30, 2008 and September 30, 2008.

As a result of the revocation of the registration with the Public Accounting Oversight Board (PCAOB) of its previous auditors, Jaspers + Hall, PC, the Company was required to engage new PCAOB registered accountants and re-audit its 2007 Financial Statements.

During the re-audit, the Company determined that it had not used the proper cost in computing the gain on the sale of 980,000 BPZ Energy, Inc. (“BPZ”) common shares.  The BPZ shares were acquired through warrants issued as a result of the reverse merger with BPZ and Navidec, Inc. and the Company had originally valued the warrants at $1.88 a share. The warrants had a strike price of $2.00 a share.  Upon exercising the warrants and selling the shares, the Company had reported a cost of $2.00 in its 2007 financial statements.  The Company should have used $3.88 a share, which is the original value of $1.88 a share plus the strike price of $2.00 a share. The Company incorrectly reduced the cost with a corresponding decrease to Additional Paid In Capital in 2007.

As a result, the Company over stated its earnings from the sale of BPZ shares by $1,842,000 during the year ended December 31, 2007.  In the restatement of the December 31, 2007 financial statements, the $1,842,000 was accounted for as Additional Paid In Capital, to correct the previous incorrect reduction in Additional Paid In Capital.  The result from the change was a decrease in Retained earnings of $1,842,000 and an increase of $1,842,000 in Additional Paid In Capital.  This correction resulted in no overall change in Stockholders’ Equity.

Due to using the incorrect BPZ cost, as of December 31, 2006 the BPZ asset and the corresponding unrealized gain on securities were overstated by approximately $900,000. Also in 2006, an additional 100,000 shares of BPZ were received by the Company via a default judgment received by the Company.  A fair market value of approximately $300,000 was not recognized upon receipt, which amount would increase earnings in 2006 by $300,000. In addition, the Company had incorrectly recorded an increase of $1,200,000 to Additional Paid In Capital in 2005.  The net impact on December 31, 2006 Stockholders’ Equity was an approximate $1,800,000 reduction.

Additionally, as of December 31, 2007, the BPZ asset and the corresponding unrealized gain on securities were overstated by approximately $810,000, due to failure to reduce unrealized gains by related deferred taxes. In addition, unrealized gains were understated by $240,000 due to the cost adjustment. The net impact on December 31, 2007 Shareholders’ Equity from this matter, exclusive of the tax considerations below, is an approximate $570,000 reduction.  Since all of the remaining BPZ investment was sold in 2008, the unrealized BPZ gains were eliminated from the balance sheet along with the prior adjustments for unrealized gains.

The Company also corrected deferred revenue from mortgage origination and accrued expenses at December 31, 2007, that were previously recorded in 2008 of approximately $200,000.  This correction resulted in a decrease of the Company’s 2007 income of $200,000; however, increased revenue and decrease expenses by the same amount for the year ended December 31, 2008.

Navidec Financial Services, Inc.

A summary of the significant effects of the restatement is as follows (in thousands):

	December 31,	December 31,
	2007	2007
	Previously Reported	RESTATED	Change
ASSETS:
Current Assets:
Cash and cash equivalents	$ 1,424	$ 1,407	$ (17)
Marketable securities	-	-	-
Accounts receivable, net	-		-
S/T Mortgages receivable	2,204	2,148	(56)
S/T Note receivable - Jaguar Group LLC	1,100	1,047	(53)
Accrued interest receivable	46	45	(1)
Advances receivable - related party	5	5	-
Prepaid expenses	-	62	62
Total Current Assets	4,779	4,714	(65)

Property, equipment and software, net	39	45	6

Other Assets
Notes receivable - (Note 4) - Aegis/Grizzle	450	450	-
Investment - BPZ Energy - (note 4A)	3,354	2,541	(813)
Investments - (Note 4A)	1,639	1,658	19
Other assets	15	15	-
Goodwill	-	-	-
Total Other Assets	5,458	4,664	(794)
TOTAL ASSETS	$ 10,276	$ 9,423	$ (853)
LIABILITIES & STOCKHOLDERS' EQUITY:
Current Liabilities:
Accounts payable	$ 15	$ 15	$ -
Short term borrowings (Note 5A)	285	286	1
Accrued taxes and liabilities	102	154	52
Total Current Liabilities	402	455	53

Stockholders' Equity:
Common stock	9	9	-
Additional paid-in capital	7,402	8,758	1,356
Unrealized gain on securities	2,149	1,578	(571)
Accumulated earnings / (deficit)	314	(1,377)	(1,691)
Total Stockholders' Equity	9,874	8,968	(906)
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$ 10,276	$ 9,423	$ (853)

Navidec Financial Services, Inc.

	12/31/2007 - Previously Reported	12/31/2007 Restated Balances	2007 Change
Revenue	$ 689	$ 844	$ 155
Cost of loan fees	-	(597)	(597)
Gross Profit	689	247	(442)

Operating Expenses:
General and administrative	1,630	1,152	(478)
Impairment, depreciation and amortization	4	5	1
Total operating expenses	1,634	1,157	(477)
Loss from operations	(945)	(910)	(35)

Other income (expense)
Gain on sale of BPZ investment	5,212	3,317	(1,895)
Impairments and allowances	-	(5)	(5)
Other gain or (loss)	50	49	(1)
Interest income	202	-	(202)
Interest (expense)	(2)	(18)	(16)
Impairment on goodwill	(127)	(132)	(5)
Other income (expense)	5,335	3,211	(2,124)

Net Income before taxes	4,390	2,301	(2,089)

Income Taxes
Provision for income tax	(103)	-	(103)
Net Income (Loss)	$ 4,287	$ 2,301	$ (1,986)

Earnings Per Share	$ 0.48	$ 0.26	$ (0.22)

Weighted Average Shares Outstanding	8,925	8,971	(46)

Navidec Financial Services, Inc.

Principles of Consolidations

The accompanying consolidated financial statements include the accounts of Navidec and its subsidiary, Northsight, Inc., Northsight Mortgage formerly known as Navidec Mortgage Holdings, Inc., and Southie Development, LLC. Navidec owns 98% of Northsight and the former minority member or Northsight Mortgage Group, LLC owns 2% of Northsight, Inc.  Navidec owns 100% of Southie Development, LLC.   As of December 31, 2008 and 2007, Northsight, Inc. had a negative stockholders’ deficit, therefore, the consolidated financial statements do not include a provision for a liability for minority interest.  All significant inter-company balances and transactions have been eliminated in consolidation.

Reclassification

Certain amounts previously reported have been reclassified to conform to current presentation.  For the years ended December 31, 2008 and 2007 certain facility related expenses, loan officer commissions and salaries, sales manager salaries and payroll overhead, and advertising costs were reclassified to the cost of loans.

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

Cash and Cash Equivalents

For purposes of reporting cash flows, Navidec considers cash and cash equivalents to include highly liquid investments with original maturities of 90 days or less. Those are readily convertible into cash and not subject to significant risk from fluctuations in interest rates.  The  recorded  amounts  for cash  equivalents approximate  fair  value  due  to  the  short-term  nature  of  these  financial instruments.

Concentration of Credit Risk

Financial instruments that potentially subject Navidec to significant concentrations of credit risk include cash equivalents, notes receivable and trade accounts receivable.  The Company maintains its cash and investment balances in the form of bank demand deposits, money market accounts, commercial papers and short-term notes with financial institutions that management believes to be of high credit quality.  Accounts receivable are typically uncollateralized and are derived from transactions with and from customers primarily located in the United States.

As of December 31, 2008, the Company had $401,000 in a stock brokerage account, which SIPC insures up to $500,000, but is not insured by the FDIC.  As of December 31, 2008, the Company had no more than $250,000 in any individual bank demand deposit, which is the amount covered by FDIC insurance.

Navidec Financial Services, Inc.

Management reviews accounts receivable periodically and reduces the carrying amount by a valuation allowance that reflects management's best estimate of amounts that may not be collectible.  Allowances, if any, for uncollectible accounts receivable are determined based upon information available and historical experience.  As of December 31, 2008, there was an allowance of $476,000 against a short term mortgage balance of $2,673,000. There was a $5,000 allowance at December 31, 2007 against a balance of $2,148,000.

During the quarter ended June 30, 2008, management felt, based on prevailing market conditions, that it was necessary to increase allowances.   During the quarter ended June 30, 2008, an allowance of approximately $853,000 was established for short term notes receivable and an allowance of approximately $198,000 was established for the real estate owned by Southie.

During the quarter ended September 30, 2008, the allowance accounts were reviewed and adjusted.  As a result of the review the real estate owned allowance was decreased by $46,000 for a balance of $807,000 at September 30, 2008.

During the quarter ended September 30, 2008, as a result of the lawsuit filed against Jaguar, the Company increased their allowances to the full amount of the note and account receivables owed by Jaguar, which is $1,407,000.

During the quarter ended December 31, 2008, the allowance accounts were reviewed and adjusted.  As a result of the review the real estate owned allowance was increased by $100,000, for a year end allowance of $298,000.  The allowance against short term mortgage notes receivable was reduced by $308,000, for a year end allowance of $476,000.

No revenues to unaffiliated customers represented 10% or more of the Company’s revenue for the year ended December 31, 2008.

Notes Receivable

The Company carries its notes receivable at cost or loan balance, subject to the valuation procedures described below.  The book value of these financial instruments is representative of their fair values. As of December 31, 2008 and 2007, the Company had a total of $2,197,000 and $2,148,000, respectively, invested in notes receivable, net of an allowance for bad debt of $476,000 and $5,000 respectively. The notes receivable as of December 31, 2008 is net of deferred income of $6,000 related to recognizing our fee income over the expected useful life of our notes receivable.  The deferred income was $51,000 as of December 31, 2007.

Interest is accrued monthly on notes receivable as earned and is no longer accrued if the loan becomes more than 90 days past due.   The Company provides a valuation for certain loans that are delinquent.  The valuation account is netted against notes receivable.  As of December 31, 2007, no loans were in excess of 90 days past due.   As of December 31, 2008, loans totaling $1,455,000 were past 90 days due.  Total interest accrued on these delinquent loans was $24,000 at December 31, 2008.

Navidec Financial Services, Inc.

Investments

Investments in publicly traded equity securities over which Navidec does not exercise significant influence are recorded at market value in accordance with Financial Accounting Statement (“FAS”) No. 115, "Accounting for Certain Investments in Debt and Equity Securities", which requires that all applicable investments be classified as trading securities, available for sale securities or held-to-maturity securities. Comprehensive income includes net income or loss and changes in equity from the market price variations in stock and warrants held by the Company.

Investments in non-publicly traded equity securities or non-marketable equity securities are stated at the lower of cost or estimated realizable value.

Other Real Estate Owned

Other real estate owned is comprised of real estate and other assets acquired through foreclosure, acceptance of a deed in lieu of foreclosure or otherwise acquired from the debtor in lieu of repayment of the debt. Assets acquired through or instead of loan foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. Revenues, expenses and subsequent adjustments to fair value less estimated costs to sell are classified as expenses for other real estate owned.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is computed principally on the straight-line method over the estimated useful life of each type of asset which ranges from three to seven years. Leasehold improvements are amortized over the remaining term of the applicable leases or their useful lives, whichever is shorter. Maintenance and repairs are charged to expense as incurred; improvements and betterments are capitalized. Upon retirement or disposition, the related costs and accumulated depreciation are removed from the accounts, and any resulting gains or losses are credited or charged to income.

Below is a summary of premises and equipment:

Asset Type	Life in Years	December 31, 2008	December 31, 2007
Office equipment & Furniture	5 – 7	$ 102,000	$ 91,000
Computers	3	33,000	24,000
Website	3	2,000	-
Subtotal		137,000	115,000
Less Accumulated Depreciation		23,000	70,000
Net Book Value		$ 114,000	$ 45,000

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

Northsight acts as the mortgage broker and Navidec acts as the mortgage banker.  Under FAS 65, Northsight is allowed to recognize the origination and associated fees in placing a loan when the loan is closed.  However, since the statements are consolidated and Navidec is the mortgage banker, under FAS 91, Navidec, and the consolidated financial statements of Navidec, defers the revenue from the origination and associated fees over the expected life of the loan, which is usually 90 days.

Loan origination fees and other lender fees received by the Company are deferred and recognized as income over the life of the loan, which is normally 90 days. During the years ended December 31, 2008 and 2007, the Company recognized income totaling $1,001,000 and $643,000, respectively from origination fees.  At December 31, 2008 and 2007, the Company had deferred revenue of $6,000 and $51,000, respectively.

Interest Revenues

Revenues from interest are recorded at the time they are earned, thus the revenues shown are for interest actually received and the accruals for that which is due to the Company except for delinquent accruals over 90 days as discussed under notes receivable above. Interest continues to accrue until a foreclosure process begins.  At that point, no additional interest is accrued for book purposes. Interest revenues for the year ended December 31, 2008 were approximately $313,000 and excludes accruals for delinquent notes receivable over 90 days.  Navidec accrues interest and penalty interest income at the end of each quarter.

Marketing and Advertising Expenses

For the years ended December 31, 2008 and 2007, the Company expended $186,000 and $10,000, respectively on advertising and marketing.  The Company expenses these costs when incurred.

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

In December 2007, the SEC issued Staff Accounting Bulletin (“SAB”) 110 which was issued to express the understanding that the use of a “simplified” method, as discussed in SAB 107 in developing an estimate of expected term of “plain vanilla” share options in accordance with FASB No. 123R would be acceptable beyond December 31, 2007. The Company adopted this standard beginning January 2008, and it did not have a material impact on the Company’s consolidated financial statements.

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

Net Income per Share

Basic net income per share is computed by dividing net income available to common shareholders for the period by the weighted average number of common shares outstanding for the period. Diluted net income per share is computed by dividing the net income for the period by the weighted average number of common and potential common shares outstanding during the period.

The dilutive effect of 3,941,510 options and 2,815,000 warrants at December 31, 2008, has not been included in the determination of diluted earnings per share since, under FAS-128R they would anti-dilutive.

Comprehensive Income (Loss)

Comprehensive income (loss) includes net income or loss and changes in equity from the market price variations in the BPZ stock held by the Company.  At December 31, 2008, there were no remaining shares of BPZ to sell, and during the year ending December 31, 2008 the remaining shares of BPZ were sold representing a gain of approximately $5,381,000.  The Company sold other securities for a net gain of $56,000, for a total gain of $5,437,000, recognizing $1,578,000 in unrealized gains for year ended December 31, 2008.  For the year ended December 31, 2007, the Company sold BPZ shares for a gain of $3,317,000, recognizing $314,000 in unrealized gains.

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

Navidec Financial Services, Inc.

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

Navidec Financial Services, Inc.

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

NOTE 3 - INVESTMENT IN BPZ

Upon consummation of the merger transaction between Old Navidec and BPZ, BPZ issued 604,246 shares of its common stock to Navidec.  These shares were issued in consideration of Navidec's assumption of all of the pre-merger business assets and liabilities of Old Navidec.  During 2007 and 2008, these shares were freely tradeable and qualify as "marketable securities" as that term is defined by FAS 115.  Therefore, this investment was carried on the books at the fair market value.

The Company's "investments in BPZ" of 300,000 shares were valued at $2,541,000 on December 31, 2007 which amount is net of taxes of $885,000.  On December 31, 2007, our cost was $936,000, which is $3.21 a share computed at the market value of BPZ at September 10, 2004 when the reverse merger was closed. The Company held no shares of BPZ at December 31, 2008.

We had the following proceeds from the sale of BPZ stock:
Year Ending	Proceeds
December 31, 2006	$ 893,000
December 31, 2007	$ 7,748,000
December 31, 2008	$ 8,120,000

NOTE 4 – NOTES RECEIVABLE

Notes Receivable – General

During the year ended December 31, 2007, the Company entered a transaction with a former officer of the Company, Mr. Robert Grizzle.  In exchange for Mr. Grizzle’s shares in the Company, on May 3, 2007, Mr. Grizzle executed a note payable to the Company in the amount of $450,000. The note carries an 8% interest rate and is collateralized by 1,000,000 Aegis USA common shares, 1,500,000 Aegis USA preferred shares, 220,000 shares of the Company's common stock and 200,000 options to purchase shares of the Company's common stock at $0.05 per share held by Mr. Grizzle.  The note is a limited recourse note whereby Mr. Grizzle is personally responsible for one half the original principal and interest. The balance owed is collateralized by Mr. Grizzle’s Aegis common and preferred shares and the Company’s common stock. Further, the note provides that at the earlier of one year from the date that the common stock of the Company is publicly traded and his shares are registered for resale under an effective  registration statement filed by the Company or December 31, 2009.  On September 30, 2007, Mr. Grizzle resigned as the Chief Operating Officer and the Chief Financial Officer of the Company.  On October 17, 2008, the Company filed with the SEC an S-8 registration statement registering Mr. Grizzle’s shares.

Navidec Financial Services, Inc.

On December 13, 2007, Northsight, Inc. (formerly Navidec Mortgage Holdings, Inc.) entered into a loan agreement with Welend Associated Group, LLC, a Colorado limited liability company and Jaguar Group, LLC, (Jaguar) a Colorado limited liability company, each with joint and severable liability, in the amount of $1,100,000. The note carries an interest rate of 0% and has a maturity date of six months from the date of the note.  Therefore, the Company imputed an 11% interest rate on the note, recognizing $60,000 in imputed interest, with $6,000 being amortized for the year ended December 31, 2007 and the remainder amortized in the first six months for the year ended December 31, 2008.

As consideration for making the loan to Jaguar, the Company in substance received the ability to utilize
Jaguar’s line of credit funding capabilities it had through third party lenders since Jaguar agreed to acquire loans from the Company.  Collateral for the note is a first security interest in the equity of the debtor’s warehouse line of credit with Colorado State Bank.  As of December 31, 2008 there is an additional receivable from Jaguar for approximately $307,000 which represents loans funded by Navidec but not yet funded by Jaguar.

On September 29, 2008, Northsight filed a lawsuit, in the Boulder County District Court, against Jaguar Group, LLC, John R. Reinholdt II and the Estate of John R. Reinholdt Sr. (Defendants) for non-payment of a $1,100,000 loan made by the Company to Jaguar.  The lawsuit also demands immediate payment of other receivables in the amount of $307,000 owed by Jaguar to the Company.  The lawsuit alleged breach of the security and purchase agreements, fraud, civil theft, and conversion.

During the quarter ended September 30, 2008, as a result of the lawsuit filed against Jaguar, the Company increased their provision for allowances to the full amount of the note and account receivables owed by Jaguar, which is $1,407,000.  On November 11, 2008, the District Court in Boulder County entered a default judgment against John Reinholdt Jr (a principal in Jaguar and related entities) and Jaguar Associated Group for $3,107,000 which the Company is attempting to collect.  Due to the uncertainly of collecting the balance, the Company has provided an allowance for the full amount of the Jaguar receivable at December 31, 2008.

Mortgages Receivable

In July 2007, Northsight, Inc. (formerly Navidec Mortgage Holdings, Inc.), a 98% owned subsidiary of the Company, began making short term loans to purchasers of residential properties who purchase their property as part of or after the repossession in a foreclosure proceeding.  As of December 31, 2007, Navidec had $2,148,000 in such loans (net of allowance of $5,000 and unearned income of $51,000).  The loans are made primarily to good credit borrowers and are collateralized by a first mortgage on the purchased properties.  The average numbers of days outstanding for the loans are less than 90 days, and the primary takeout on the loans is long term financing through secondary sources such as the Federal National Mortgage Association.

In June 2008, the Company transferred the ownership of the short term loans from Northsight, Inc. to the Company.  Due to this transfer, the Company funds and owns the loans.  There is no longer an intercompany transfer of funds for mortgage loans.  As of December 31, 2008, Navidec had $2,197,000 (net of allowance of $476,000 and net of unearned income of $6,000) in such loans.    As of December 31, 2008, $1,422,000 in loans were past 90 days due.

Navidec Financial Services, Inc.

Summary of Receivables

Note From	Due	Principal Amount	12/31/08 Balance	Annual Interest rate	Accrued Interest	Collateral
Robert Grizzle	Oct 17, 2009	$450,000	$450,000	8%	$60,000	Shares and options in Navidec and Aegis
Welend-Jaguar	June 13, 2008	1,100,000	1,407,000	0%	$-0-	Junior security in residential mortgages
Short term home mortgages	Various and on-gong	2,197,000	2,679,000	9.95% to 14%	$28,000	First mortgage
Total			$4,536,000		88,000
Less: Impairments			1,883,000
Less Deferred Income			6,000
Net Balance			$2,647,000

NOTE 5 – INVESTMENTS

In December 2007, Northsight, Inc. (a 98% owned subsidiary of the Company) purchased a 3 unit property in Boston, Massachusetts, known as Thomas Park. The objective is to rehabilitate the property and then sell it.  During the quarter ending June 30, 2008, this property was transferred to Southie Development, LLC (a 100% owned subsidiary of the Company). As of December 31, 2008, the Company and subsidiaries had invested a total of approximately $2,807,000 in the property.  Part of this investment is funded by a $1,200,000 line of credit from Mt. Washington Cooperative Bank, of which $1,141,000 was due on this line as of December 31, 2008.   At the end of 2008, the Company performed an analysis of the fair market value of the Thomas Park and reduced the market price by a 6% cost of sale and $150,000 estimated to complete the project and determined an allowance/impairment of $492,000 was necessary, which amount was taken in the fourth quarter of 2008.   In 2008, we capitalized $15,000 in interest that we paid to Mt. Washington Cooperative Bank.

On December 20, 2007, Northsight repossessed a property with a value of $360,000 securing one of its short term loans due to non-payment. During the year ended December 31, 2008, the Company took title to additional properties for non-payment.  The Company has expended fix up costs on these properties and have added the cost to their valuation.  All of these properties are held as real estate owned and some provide rental income. The properties may be held to rent or may be sold in the future.  At December 31, 2008, the valuation of these real estate owned properties is $3,613,000 less an impairment allowance of $298,000 and accumulated depreciation on the rental properties of $27,000, for a net balance of $3,288,000.

NOTE 6 – SHORT TERM BORROWINGS

Effective August, 2007 the Company’s subsidiary Northsight, Inc. arranged for a bank line of credit.  As of December 31, 2007, the subsidiary had drawn $155,000 against a total line of $286,000.  During the year ended December 31, 2008, the Company paid the outstanding amount owed on the line.  The line expired on August 31, 2008 and the Company did not renew the line of credit.

Navidec Financial Services, Inc.

The Company has a first mortgage loan against one of their real estate owned.  As of December 31, 2008, the balance was $250,000, with a rate of 10.99%, payments of interest only and due May 1, 2009.

In May 2008, Northsight arranged for a construction line of credit for $1,200,000, due November 2009.  Proceeds from this line are used strictly for the renovation of the Thomas Park property in Boston with the intent to resale.  As for December 31, 2008, the balance outstanding was $1,141,000.  (See also Note 5.)  This construction line is due November 19, 2009 with interest only payments at prime +2%, with a floor at 7%.  The line contains the general covenants which management believes are in full compliance.  This note is collateralized by a first security interest in Thomas Park and the personal signature of John McKowen, CEO.

NOTE 7 – INFORMATION ON BUSINESS SEGMENTS

We organize our business segments based on the nature of the products and services offered. We operate in four principal business segments: venture capital formation and investment (Navidec parent company), Mortgage Lending (Northsight, Inc.), Real Estate Development (Southie LLC), Real Estate Management (Legendary Investment Group, LLC). All significant inter-company balances and transactions have been eliminated in consolidation.

In the following tables of financial data, the total of the operating results of these business segments is reconciled, as appropriate, to the corresponding consolidated amount. The “Other income (expense)” includes the costs for certain stock-based compensation programs (including stock-based compensation costs for stock options and restricted stock as discussed in Note 8).  Further there are some corporate expenses that were not allocated to the business segments, and these expenses are contained in the “Total Operating Expenses” under Navidec Financial Services.

Operating results for each of the segments of the Company are as follows:
	For the Year Ended				For the Year Ended
	December 31, 2008				December 31, 2007
	(In thousands)				(In thousands) (Restated)
	Navidec	Northsight,	Southie,	Legendary	Navidec	Northsight,	Southie,	Legendary
	Financial	Inc.	LLC	Investment	Financial	Inc.	LLC.	Investment
	Services			LLC	Services			LLC
Revenue
Loan fees, interest and other	$313	$1,001	$35	$-	$-	$844	$-	$-
Cost of Services	-	811	47	-	-	597	-	-
Gross Profit	313	190	(12)	-	-	247	-

Total Operating Expenses	1,384	904	50	11	912	245	-	-

Other Income/(Expense)
Gain on sale of investments	5,581	-	-	-	3,317	-	-	-
Impairments	(1,962)	-	(790)		(137)	-	-	-
Other income/(expense)	(67)	(20)	(62)	-	50	(18)	-	-
Total Other Income/(Expense)	3,552	(20)	(852)	-	3,230	(18)	-	-
Income Taxes (Expense)/Credit	(810)	170	-	-	-	-	-	-
Net Income (Loss)	$1,671	$(564)	$(914)	$(11)	$2,318	$(16)	$-	$-

Navidec Financial Services, Inc.

NOTE 8 - EQUITY TRANSACTIONS

Common Stock

During the year ended December 31, 2008, the Company issued 100,000 shares of its common stock in connection with the exercise of an option for cash of $5,000.

During the year ended December 31, 2008 the Board of Directors authorized the re-purchase of the Company’s common stock in the open market.  The buyback program is limited by the lesser amount of the following criteria:
•	Trading profits, at the time of purchase of Company stock, realized during the present fiscal year on all securities traded by Navidec; or
•	An amount equal to a maximum of one percent (1%) of Navidec tangible net assets; or
•	An amount of re-purchase not to exceed $500,000.

During the year ended December 31, 2008, 5,526 shares were purchased on the open market at a cost of $3,967, after brokerage fees.

During the year ended December 31, 2007 the following equity transactions occurred:
•	Ralph Armijo granted to the Company 68,862 shares of the Company’s common stock valued at $150,000 in partial payment to amounts owed to the Company during 2007. (See also Note 4)
•
The company issued 33,397 shares of its common stock to Cede & Co.   The shares were issued as the result of reconciliation with the DTC, where it found that it issued 33,397 fewer shares to Cede & Co than it was required to under the terms of the agreement with BPZ.  The share issuance was valued at $2,000.

•	9,000 shares were issued to a shareholder after a review of the private placement offering in a prior year showed the previous non-issuance of the shares to the investor.

Due to the immateriality of the 33,397 and 9,000 shares, these corrections were not recorded as prior period adjustments.

For the year ended December 31, 2007,  $647,000 was received and increased Additional Paid In Capital due to holders of Old Navidec options (See Note 1) exercising their options to purchase BPZ stock.  Under the terms of the reverse merger with BPZ, the Company received the strike price of the options when the options are exercised.   At the end of December 31, 2007 and 2008, there were no legacy options outstanding.

During the year ended December 31, 2007, two shareholders of the Company exercised options exercisable for a total of 1,000,000 shares of the Company’s restricted common stock at $0.05 per share for cash of $50,000.

Navidec Financial Services, Inc.

Stock Options

The Company has a Stock Incentive Plan (the "Incentive Plan"), that allows the Company to grant incentive stock options and/or purchase rights (collectively "Rights") to officers, employees, former employees and consultants of the Company and its subsidiaries.   The board has given the ability to grant Rights to the CEO.

During the year ended December 31, 2008, the Company awarded 760,000 options at $2.00/share in Navidec common shares and 1,200,000 options at $0.50/share in Northsight, Inc.  Under FAS 123R, the grant and vesting of the options caused payroll expense to increase $114,000 with an offset to Additional Paid In Capital.  A Black-Scholes computation was made using a volatility of 58.4% for both companies.

In computing the fair value under 123R, the following values were used:
	Navidec	Northsight
Expected stock price volatility	43%	43%
Risk-free interest rate	2.64%	2.64%
Expected option life (years)	3.8 to 6	6
Expected annual dividend yield	0%	0%

A summary of the Navidec option plan is as follows:

	Shares	Weighted Average Exercise Price
Outstanding, January 1, 2007	5,331,510	$1.61
Granted	-	-
Cancelled	-	-
Expired	(650,000)	$1.00
Exercised	(1,000,000)	$0.15
Outstanding, January 1, 2008	3,681,510	$ 1.18
Granted	760,000	$ 2.00
Cancelled	(400,000)	$ 1.00
Expired	-	-
Exercised	(100,000)	-
Outstanding, December 31, 2008	3,941,510	$ 1.33
Options Exercisable , December 31, 2008	3,248,177	$ 1.16

The Company also holds, as collateral on the Grizzle note (Note 4), 200,000 options to purchase shares in Navidec at $0.05/share.

Navidec Financial Services, Inc.

A summary of the Northsight option plan is as follows:

	Shares	Weighted Average Exercise Price
Outstanding, January 1, 2007	-	-
Granted	-	-
Cancelled	-	-
Expired	-	-
Exercised	-	-
Outstanding, January 1, 2008	-	-
Granted	1,200,000	$ 0.50
Cancelled	(617,223)	$ 0.50
Expired	-	-
Exercised	-	-
Outstanding, December 31, 2008	582,777	$ 0.50
Options Exercisable , December 31, 2008	222,276	$ 0.50

If all of the Northsight options outstanding at December 31, 2008 were exercised, then the minority interest would increase from the existing 2% to 5%.

In December 2007, the SEC issued Staff Accounting Bulletin (“SAB”) 110 which was issued to express the understanding that the use of a “simplified” method, as discussed in SAB 107 in developing an estimate of expected term of “plain vanilla” share options in accordance with FASB No. 123R would be acceptable beyond December 31, 2007. The Company adopted this standard beginning January 2008, and it did not have a material impact on the Company’s consolidated financial statements.

The fair value of each option award is estimated on the date of grant using a Black-Scholes option pricing model that uses the assumptions noted in the table below. Because this option valuation model incorporates ranges of assumptions for inputs, those ranges are disclosed above. The Company utilizes historical volatility of other entities in a similar line of business for a period commensurate with the contractual term of the underlying financial instruments and used daily intervals for price observations. The Company will continue to consider the volatilities of those entities unless circumstances change such that the identified entities are no longer similar to the Company or until there is sufficient information available to utilize the Company’s own stock volatility. The risk-free rate for periods within the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The Company believes these estimates and assumptions are reliable. However, these estimates and assumptions may change in the future based on actual experience as well as market conditions.

As of December 31, 2008, the future value of the existing stock options in Navidec is $240,000 and $3,000 for Northsight.

Navidec Financial Services, Inc.

Warrants

At December 31, 2008, the following warrants to purchase common stock were outstanding:

Number of common shares covered by warrants	Exercise Price	Expiration Date

1,332,500	$4.00	August 2010
1,332,500	2.00	August 2010
150,000	1.00	July 2010
2,815,000

During the year ended December 31, 2008 and 2007 the Company did not issue any warrants.

On July 9, 2008, The Board of Directors of Navidec declared two dividend distributions for its shareholders as of September 8, 2008, record date. One distribution is to the Company’s Shareholders of common stock and warrants in the Company’s subsidiary Northsight.  The other distribution is warrants.  Each common share of Navidec receives an “A” Warrant to purchase one share of the Company’s common stock for $2 and a “B” Warrant to purchase one share of the Company’s common stock for $4.  Both warrants expire July 1, 2013. On October 2, 2008, Navidec has modified the record date and “ex-dividend” date to be the date that a Registration Statement on Form S-1 for Northsight, Inc. for the dividend securities is declared effective by the Securities and Exchange Commission.

NOTE 9 – INCOME TAXES

At September 30, 2008, the Company estimated a total income tax liability of $1,084,000 of which $636,000 remained payable at that date.  During the fourth quarter of 2008, the Company evaluated the book versus tax differences as it pertains to specifically identifiable bad debts and their judgments against Jaguar.  This analysis gave rise to a decrease in tax expense to $640,000 for the year ended December 31, 2008, with $85,000 remaining payable as of December 31, 2008.

Navidec Financial Services, Inc.

Statutory Rate Reconciliation:

Federal Rate	34.00%
State Rate	4.63%
Federal benefit of State Rate	(1.57)%
Net Effective Rate	37.06%

Our provision for federal and foreign income tax expense consisted of the following components:

(in thousands)	2008	2007
Federal income taxes:
Current	$ 566	-
Deferred	-	-
Total Federal income taxes	566	-
State income taxes:
Current	74	-
Deferred	-	-
Total state income taxes	74	-
Total Income Taxes	$ 640	-

Our reconciliation of income tax expense computed using the statutory tax rate reconciliation of 37.06% to actual income tax expense is as follows:

(in thousands)	2008	2007
Federal and state income taxes expense at blended rate	$ 577	853
Reduction in tax expense:
Net operating loss carry forward	-	(853)

Increase in tax expense:
State taxes non-deductible items	27	-
Prior period taxes paid in 2008	36	-
Total state income taxes	63	---
Total Income Taxes	$ 640	---

Navidec Financial Services, Inc.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

Operating Leases

In August 2005, the Company along with its subsidiary, Northsight entered into an office lease for the Phoenix operations for a payment of $6,697, plus pass throughs, per month.  The lease expires July 31, 2010.

In February 2008, the Company along with its subsidiary, Northsight opened offices at 2000 S. Colorado Blvd, Suite 200, Denver, Colorado. The lease for this office is $4,701 per month, plus pass throughs. The lease expires February 28, 2011.

The amounts due at the base rate are as follows:

Period	Amount Due
2009	$ 137,000
2010	$ 104,000
2011	$ 7,000

The Company also has equipment and software leases with the following commitments:

Period	Amount Due
2009	$ 20,000
2010	$ 6,000
2011	$ 5,000

For the years ended December 31, 2008 and 2007, respectively, total office, equipment and facilities rental was $197,000 and 139,000.

Defined Contribution Plan

Navidec has a 401(k) profit sharing plan (the “Plan").  Subject to limitations, eligible employees may make voluntary contributions to the Plan. The Company may, at its discretion, make additional contributions to the Plan. The Company did not contribute during the years ended December 31, 2008 or December 31, 2007.

Over Charging by Thomas Park General Contractor

At the end of December 2008, the Company performed a review of the expenses submitted by the general contractor on the Thomas Park condo conversion and compared these amounts to the draws paid by the Company to the general contractor.   The review revealed that approximately $135,000 was overpaid to the general contractor.  The Company plans to request the return of the overpayment of funds and is in the process of completing an internal investigation.  The Company has been in contact with the general contractor about the repayment.   The general contractor has represented that he is unable to pay but will sign a promissory note for the balance due.

The Company, at the end of December 31, 2008 established an impairment allowance of $492,000 which includes the overpayment.

Navidec Financial Services, Inc.

NOTE 11 – RELATED PARTY TRANSACTIONS

The Company rents part of the CEO’s private home for the CEO’s office for $1,750 per month.  There is no long term commitment for this payment.

As of December 31, 2007, the Company advanced to the CEO $5,000 to cover pending expenses to be paid by the CEO on behalf of the Company.  This advance was repaid in January 2008, when the CEO received his bonus payment.

NOTE 12 – OTHER LEGAL PROCEEDINGS

The Company is a co-defendant in a lawsuit filed on April 2, 2008 in Jackson County Circuit Court in Missouri.   The Company loaned money to Lydia Carson (borrower) to purchase a home in Kansas City Missouri.   The plaintiffs (Devoe) claim they have a superior lien on the property that was in place before the borrower borrowed money from the Company for the purchase. On December 31, 2008, the amount owed by Lydia Carson to the Company is $253,000 (note balance of $315,000 less escrow held of $62,000). Our attorneys believe that we have a first lien position and are in the process of filing for a summary judgment in our favor.

On February 3, 2009, Northsight, Inc. filed a civil action in Boulder County District Court against Raina Reinholdt, Marilyn Reinholdt, Mary Ann Hocker, Brooklyn Heights Homes, LLC, EZ Loans, LLC, Greenland Homes Development, LLC, Impresto, LLC, Jaguar Associated Group, LLC, Quiklend, LLC, UR Funded II, LLC, Xact Funding, LLC, Windsor Investment Group, LLC, seeking damages for fraudulent representation, civil conspiracy and violation of the Colorado Organized Crime Control Act. Northsight is currently awaiting responsive pleadings from the defendants.

On February 4, 2009, Northsight, Inc. filed a civil action against John Reinholdt, II and Tanya Reinholdt seeking to invalidate the transfer of two improved parcels of real property from John Reinholdt, II to his wife, Tanya Reinholdt for no consideration.  The lawsuit also seeks to foreclose Northsight’s judgment lien attached to both properties.  No answers have been filed by either defendant and consequently, Northsight had moved for default judgment but no order has entered as of yet.

On March 5, 2009, Northsight moved to intervene in a pending civil action by Colorado State Bank and Trust against Welend Associated Group, LLC, another Jaguar Group, LLC affiliate, currently pending in Denver District Court.  Northsight seeks a judgment against Welend for breach of the terms of the promissory note and security agreement dated December 13, 2007 between Welend and Northsight.  Northsight previously obtained a judgment against Jaguar Group, LLC as a result of its breach of the same note and security agreement but because Welend had filed a Chapter 11 bankruptcy case at the time, Northsight was stayed from joining Welend as a defendant. Because the bankruptcy case was recently dismissed, Northsight is now able to bring its action against Welend within the context of a pending receivership action in Denver District Court which consolidates all civil actions against Welend.  (See Note 4)

Navidec Financial Services, Inc.

NOTE 13 – SUBSEQUENT EVENTS

Stock Buyback Program

During 2008 the Board of Directors authorized the re-purchase of the Company’s common stock in the open market.  The buyback program is limited by the lesser amount of the following criteria:
•	Trading profits, at the time of purchase of Company stock, realized during the present fiscal year on all securities traded by Navidec; or
•	An amount equal to a maximum of one percent (1%) of Navidec tangible net assets; or
•	An amount of re-purchase not to exceed $500,000.

As of February 28, 2009, 100,000 shares have been acquired for a total purchase price of $57,979.  During 2008, 5,526 shares were purchased at a cost of $3,967 and 94,474 shares were acquired through February 28, 2009 for a cost of $54,012.  It is anticipated that the Company will continue in its buyback program within the guidelines set forth by the Board.