Form 10-Q/A
period 2009-05-11
Navidec Financial Services, Inc.
filed 2009-05-11
CIK 1302946

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

_________________

FORM 10Q - A
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes [  ]     No [X]

Indicate the number of share outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

As of May 14, 2008, there were 9,024,583 shares of the registrant’s common stock issued and outstanding.

EXPLANATORY NOTE

This Form 10-Q/A (the “Amendment”) amends our Form 10-Q for the period ended March 31, 2008, which was filed with the Securities and Exchange Commission on May 15, 2008 (the “Original Filing”). We are filing this Form 10-Q/A to amend Item 1 “Financial Statements” and Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

In connection with the filing of this Form 10-Q/A and pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, we are including with this Form 10-Q/A certain currently dated certifications.

This Amendment does not reflect events occurring after the Original Filing except as noted above. Except for the foregoing amended information, this Form 10-Q/A continues to speak as of the date of the Original Filing and the Company has not otherwise updated disclosures contained therein or herein to reflect events that occurred at a later date.

Item 1	Financial Statements (Unaudited)	Page
	Consolidated Balance Sheets March 31, 2008 and December 31, 2007	1
	Consolidated Statements of Operations Three months ended March 31, 2008 and 2007	2
	Consolidated Statements of Cash Flows – Three months ended March 31, 2008 and 2007	3
	Consolidated Statement of Changes in Stockholders’ Equity – March 31, 2008	4
	Notes to Consolidated Financial Statements	5
Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3	Quantitative and Qualitative Disclosures About Market Risk	23
Item 4	Controls and Procedures	24
Item 4T	Controls and Procedures	24
PART II – OTHER INFORMATION
Item 1	Legal Proceedings	26
Item 2	Changes in Securities	26
Item 3	Defaults Upon Senior Securities	26
Item 4	Submission of Matters to a Vote of Security Holders	26
Item 5	Other Information	26
Item 6	Exhibits	27
	Exhibit 31	28
	Exhibit 32	30
	SIGNATURES	27

PART I

ITEM 1. FINANCIAL STATEMENTS

NAVIDEC FINANCIAL SERVICES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In Thousands)
	March 31, 2008 Unaudited RESTATED	December 31, 2007 Audited RESTATED
ASSETS:
Current Assets:
Cash and cash equivalents	$ 3,162	$ 1,407
S/T Mortgages receivable - Net of $169 allowance, deferred revenue of $77 on March 31, 2008 and $5 on December 31, 2007	2,524	2,148
S/T Note receivable - Jaguar Group LLC Net of $39 imputed interest on March 31, 2008 and $54 on December 31, 2008	1,352	1,047
Accrued interest receivable	27	45
Advances receivable	1	5
Prepaid expenses	40	62
Total Current Assets	7,106	4,714
Property, equipment and software, net	80	45
Other Assets
Notes receivable - (Note 4) - Aegis/Grizzle	483	450
Investment - BPZ Energy - (Note 3, 5)	2,232	2,541
Investment in Boston Property (Note 5)	1,530	1,279
Real estate owned (Note 5)	640	379
Other assets	6	15
Total Other Assets	4,891	4,664
TOTAL ASSETS	$ 12,077	$ 9,423

LIABILITIES & STOCKHOLDERS' EQUITY:
Current Liabilities:
Accounts payable	$ 15	$ 15
Short term borrowings (Note 5A)	991	286
Accrued taxes and liabilities	726	151
Total Current Liabilities	1,732	452
Minority Interest in Subsidiary (Note 1, 2)	3	3
Total Liabilities	1,735	455
Stockholders' Equity:
Common stock, $0.001 par value, 100,000,000 shares authorized, 9,024,583 and 8,924,862 shares issued and outstanding at March 31, 2008 and December 31, 2007 respectively	9	9
Additional paid-in capital	8,763	8,758
Accumulated other comprehensive income (Note 2)	1,750	1,578
Accumulated earnings / (deficit)	(180)	(1,377)
Total Stockholders' Equity	10,342	8,968
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$ 12,077	$ 9,423
The accompanying notes to consolidated financial statements are an integral part of these statements.

Navidec Financial Services, Inc.

NAVIDEC FINANCIAL SERVICES, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(In Thousands)
(Unaudited)

	For the Three Months Ended
	March 31, 2008 RESTATED	March 31, 2007 RESTATED
Revenue	$ 289	$ 224
Cost of fees including facilities and commissions	186	242
Gross Profit	103	(18)

Operating Expenses:
General and administrative	610	150
Impairment, depreciation and amortization	8	2
Total operating expenses	618	152
Loss from operations	(515)	(170)

Other income (expense)
Gain on sale of BPZ investment	2,487	64
Interest income	33	-
Interest (expense)	(31)	-
Other income (expense)	(64)	2
Total other income	2,425	66

Net Income (Loss) before minority interest and income tax	1,910	(104)

Minority Interest
Minority interest in consolidated subsidiary	-	(8)
Net Income (Loss) before taxes	1,910	(112)

Income Taxes
Provision for income tax	(713)	-
Net Income (Loss)	$ 1,197	$ (112)

Earnings Per Share:
Basic	$ 0.13	$ (0.01)

Weighted Average Shares Outstanding:
Basic	9,093	7,983
The accompanying notes to consolidated financial statements are an integral part of these statements.

Navidec Financial Services, Inc.

NAVIDEC FINANCIAL SERVICES, INC. AND SUBSIDIARIES
Consolidated Statement of Cash Flows
(In Thousands)
(Unaudited)

	For the Three Months Ended
	March 31, 2008 RESTATED	March 31, 2007 RESTATED
Cash Flows from Operating Activities:
Net Income (Loss)	$ 1,197	(112)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	8	2
Gain on sale investments	(2,487)	(64)
Increase in allowances and impairments	164	-
Minority interest	-	8
Changes in operating assets and liabilities:
Accounts receivable	-	37
Deferred Revenue	77	-
Prepaid expenses and other assets	22	(10)
Short term loans receivable	(878)	-
Accrued interest and advances	15	-
Accounts payable	-	(44)
Accrued liabilities and other	560	(4)
Net Cash (Used in) Operating Activities	(1,322)	(187)

Cash Flows from Investing Activities:
Investments (increased)/decreased
Boston real estate	(251)	-
Jaguar note receivable	(307)	-
Marketable securities purchases	(1,074)	-
Marketable securities sold	4,042	199
BPZ legacy options exercised	-	362
Increase in fixed assets	(43)	-
Net Cash Provided by Investing Activities	2,367	561

Cash Flows from Financing Activities:
Increase in short term borrowings	705	-
Option exercise proceeds	5	-
Net Cash Provided by Financing Activities	710	-
Net Increase in Cash & Cash Equivalents	1,755	374
Beginning Cash & Cash Equivalents	1,407	179
Ending Cash & Cash Equivalents	$ 3,162	553

Supplemental Disclosure of Cash Flow Information
Non cash settlement of note receivable	$ 261	$ -
Cash paid for Interest	$ 15	$ -
Cash paid for Income Taxes	$ 103	$ -
The accompanying notes to consolidated financial statements are an integral part of these statements.

Navidec Financial Services, Inc.

NAVIDEC FINANCIAL SERVICES, INC. AND SUBSIDIARIES
Consolidated Statement of Stockholders’ Equity
 (Unaudited)

For the Years Ended December 31, 2006 and 2007 and Three Months ended March 31, 2008
(In thousands)
				Accumulated
	Voting		Additional	Other	Accumulated
	Common Stock		Paid-in	Comprehensive	Profit	Stockholder
	Shares	Amount	Capital	Income	(Deficit)	Equity

Balances, Dec 31, 2006, as previously reported	7,950	$8	9,413	1,483	(3,973)	6,931
Unrealized Gains	-	-	(1,203)	-	-	(1,203)
Legal Settlement	-	-	-	-	295	295
Balance, December 31, 2006 (as restated)	7,950	8	8,210	1,483	(3,678)	6,023

Net income					2,301	2,301
Options exercised	1,000	1	49	-	-	50
Correct BPZ transaction	33	-	2	-	-	2
Correct private placement	10	-	-	-	-	-
Legacy Option Exercise	-	-	647	-	-	647
Retirement of stock - Armijo settlement	(68)	-	(150)	-	-	(150)
Gain on marketable securities	-	-	-	95	-	95
Balances, December 31, 2007	8,925	9	8,758	1,578	(1,377)	8,968

Net Income	-	-	-	-	1,197	1,197
Options exercised	100	-	5	-	-	5
Change in unrealized gains	-	-	-	172	-	172
Balances, March 31, 2008	9,025	$9	$8,763	$1,750	$(180)	$10,342

The accompanying notes to consolidated financial statements are an integral part of these statements.

Navidec Financial Services, Inc.

NAVIDEC FINANCIAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2008 and 2007
(Unaudited)

NOTE 1 - ORGANIZATION

Navidec Financial Services, Inc. ("NFS" or "Company") was incorporated in December 2002, as a wholly owned subsidiary of Navidec Inc. ("Old Navidec").  In September  2004,  Old Navidec  consummated a reverse  merger  agreement with BPZ Energy, Inc. a Texas corporation established in 2001 ("BPZ") whereby Old Navidec transferred all of its asset, liabilities and historical operations into NFS and Old  Navidec  changed its name to BPZ Energy  Inc.   Also pursuant to the merger agreement, one share of NFS for one share of Old Navidec was spun off to the shareholders of record of Old Navidec.

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

During the quarter ended March 31, 2008, we incurred an operating loss of $515,000.  The Company sold 150,000 shares of BPZ Energy in the open market.  This activity produced a onetime gain of $2,487,000. Other expenses over other income were $62,000 in net expenses.

Southie Development, LLC (Southie) was formed in January 2008 and is wholly-owned by Navidec. The purpose of Southie is to develop residential real estate for resale and to own and manage residential real estate acquired via default of real estate loans extended by Navidec.  Once a real estate loan defaults and Navidec acquires the property, Navidec transfers the property to Southie for development and management.   As part of that management and development, Southie may expend monies for rehabilitation of the property with the goal of renting or selling the property.

Navidec Financial Services, Inc.

Jaguar Group Investments, LLC

In February 2008, our subsidiary, Northsight entered into a joint venture agreement with Jaguar Group, LLC.  Northsight purchased 50% equity and voting interest in Jaguar Investment Group, LLC and the remaining 50% is owned by Jaguar Group, LLC. Each equity interest was purchased for $4 million dollars, to be in the form of cash, real estate equity, and/or any form of consideration agreed by both members. At this time, the joint venture has not been fully funded.
The joint venture is to provide wholesale financing loan products to the real estate mortgage industry.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES INTERIM PRESENTATION

The unaudited  consolidated financial statements and related notes for the three months  ended  March  31,  2008 and 2007,  presented  herein  have been  prepared  by the management of NFS and its subsidiaries  pursuant to the rules and regulations of the Securities and Exchange  Commission.  Accordingly,  certain  information and footnote  disclosures  normally  included in  financial  statements  prepared in accordance  with  generally  accepted  accounting  principles  have been omitted pursuant to such rules and regulations.  Operating results for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the full year. It is suggested that these unaudited consolidated financial statements be read in conjunction with the December 31, 2007 audited consolidated financial statements.

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

Navidec Financial Services, Inc.

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

Navidec Financial Services, Inc.

March 31, 2008 Detail of Restated Financials

	March 31, 2008 (in Thousands)
	Previously Reported	RESTATED	Change
ASSETS:
Current Assets:
Cash and cash equivalents	$ 3,189	$ 3,162	$ (27)
Marketable securities	-	-	-
S/T Mortgages receivable - Net of $169 allowance, deferred revenue of $77 on March 31, 2008 and $5 on December 31, 2007	2,770	2,524	(246)
S/T Note receivable - Jaguar Group LLC, net of $39 imputed interest on March 31, 2008 and $54 on December 31,2008	1,392	1,352	(40)
Accrued interest receivable	54	27	(27)
Advances receivable	3	1	(2)
Prepaid expenses	-	40	40
Total Current Assets	7,408	7,106	(302)
Property, equipment and software, net	71	80	9
Other Assets
Notes receivable - Aegis/Grizzle	450	483	33
Investment - BPZ Energy -	3,260	2,232	(1,028)
Investment in Boston Property	2,170	1,530	(640)
Real estate owned	-	640	640
Other assets	5	6	1
Total Other Assets	5,885	4,891	(985)
TOTAL ASSETS	$ 13,364	$ 12,077	$ (1,287)

LIABILITIES & STOCKHOLDERS' EQUITY:
Current Liabilities:
Accounts payable	$ 41	$ 15	$ (26)
Short term borrowings	991	991	-
Accrued taxes and liabilities	831	726	(105)
Total Current Liabilities	1,863	1,732	(131)
Minority Interest in Subsidiary	-	3	3
Total Liabilities	1,863	1,735	(128)

Stockholders' Equity:
Common stock, $0.001 par value, 100,000,000 shares
authorized, 9,024,583 and 8,924,862 shares issued	9	9	-
and outstanding at March 31, 2008 and
December 31, 2007 respectively
Additional paid-in capital	7,407	8,763	1,356
Accumulated other comprehensive income	2,657	1,750	(907)
Accumulated earnings / (deficit)	1,428	(180)	(1,608)
Total Stockholders' Equity	11,501	10,342	(1,159)
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$ 13,364	$ 12,077	$ (1,287)

Navidec Financial Services, Inc.

March 31, 2008 Detail of Restated Financials
	For the Three Months Ended March 31, 2008 (In Thousands)

	Originally Reported	RESTATED	Change

Revenue	$ 258	$ 289	$ 31
Cost of Sales	224	186	(38)
Gross Profit	34	103	69

Operating Expenses:
General and administrative	470	610	(140)
Impairment, depreciation and amortization	10	8	2
Total operating expenses	480	618	(138)
Loss from operations	(446)	(515)	(69)

Other income (expense)
Gain on sale of BPZ investment	2,385	2,487	102
Interest income	66	33	(33)
Interest (expense)	(15)	(31)	(16)
Other income (expense)	(14)	(64)	(50)
Total other income	2,422	2,425	3

Net Income (Loss) before minority interest and income tax	1,976	1,910	(66)

Minority Interest
Minority interest in consolidated subsidiary	(67)	-	-
Net Income (Loss) before taxes	1,909	1,910	(66)

Income Taxes
Provision for income tax	(795)	(713)	82
Net Income (Loss)	$ 1,114	$ 1,197	$ 83

Earnings Per Share:
Basic	$ 0.12	$ 0.13	$ 0.01

Weighted Average Shares Outstanding:
Basic	9,093	9,093	-

Navidec Financial Services, Inc.

March 31, 2007 Detail of Restated Statement of Operations

	Three Months ended March 31, 2007
	As Reported	RESTATED	Change

Revenue	$ 224	$ 224	$ -
Cost of Sales	-	-	-
Gross Profit	224	224	-

Operating Expenses:
General and administrative	392	392	-
Impairment, depreciation and amortization	2	2	-
Total operating expenses	394	394	-
Loss from operations	(170)	(170)	-

Other income (expense)
Gain on sale of BPZ investment	199	64	(135)
Interest income	-	-	-
Interest (expense)	-	-	-
Other income (expense)	2	2	-
Total other income	201	66	(135)

Net Income (Loss) before minority interest and income tax	31	(104)	(135)

Minority Interest
Minority interest in consolidated subsidiary	(8)	(8)	-
Net Income (Loss) before taxes	23		(23)
Income Taxes
Provision for income tax	-	-	-
Net Income (Loss)	$ 23	$ (112)	$ (135)

Earnings Per Share:
Basic	$ 0.00	$ (0.01)	$ (0.01)

Weighted Average Shares Outstanding:
Basic	7,983	7,983	-

Navidec Financial Services, Inc.

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of Navidec and its subsidiary, Northsight, Inc., and Northsight Mortgage formerly known as Navidec Mortgage Holdings, Inc. Navidec owns 98% of Northsight and the former minority member or Northsight Mortgage Group, LLC owns 2% of Northsight, Inc.  As of December 31, 2007 Northsight, Inc. had a negative stockholders’ deficit, therefore, the consolidated financial statements do not include a provision for a liability for minority interest as of December 31, 2007.  All significant inter-company balances and transactions have been eliminated in consolidation.

RECLASSIFICATION

Certain amounts previously reported have been reclassified to conform to current presentation.  For the three months ended March 31, 2008 and March 31, 2007 certain facility related expenses, loan officer commissions and salaries, sales manager salaries and payroll overhead, and advertising costs were reclassified to the cost of loans.

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

CASH AND CASH EQUIVALENTS

For purposes of reporting cash flows; NFS considers cash and cash equivalents to include highly liquid investments with original maturities of 90 days or less. Those are readily convertible into cash and not subject to significant risk from fluctuations in interest rates.  The  recorded  amounts  for cash  equivalents approximate  fair  value  due  to  the  short-term  nature  of  these financial instruments.

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

As of March 31, 2008, the Company had $3,032,000 in a stock brokerage account, which SIPC insures up to $500,000, but is not insured by the FDIC.  We had no more than $56,000 in any individual bank demand deposit, which is covered by FDIC insurance.  As of December 31, 2007, the FDIC insurance covered each account up to $100,000, and all banks accounts were under the $100,000.

Management reviews accounts receivable periodically and reduces the carrying amount by a valuation allowance that reflects management's best estimate of amounts that may not be collectible.  Allowances, if any, for uncollectible accounts receivable are determined based upon information available and historical experience.  As of March 31, 2008, there was an allowance of $169,000 against a short term mortgage balance of $2,770,000. There was a $5,000 allowance at December 31, 2007 against a balance of $2,153,000.

No sales to unaffiliated customers represented 10% or more of the Company’s revenue for the three months ended March 31, 2008.

NOTES RECEIVABLE

The Company carries its notes receivable at cost or loan balance, subject to the valuation procedures described below.  The book value of these financial instruments is representative of their fair values. As of March 31, 2008 and December 31, 2007, the Company had a total of $2,524,000 and $2,148,000, respectively, invested in notes receivable, net of an allowance for bad debt of $169,000 and $5,000 respectively.

Interest is accrued monthly on notes receivable as earned and is no longer accrued if the loan becomes more than 90 days past due.   The Company provides a valuation for certain loans that are delinquent.  The valuation account is netted against notes receivable.  As of March 31, 2008 and December 31, 2007, no loans were in excess of 90 days past due.

ALLOWANCE FOR BAD DEBT

NFS’s policy on allowances for bad debt determines the timing and recognition of expenses.  The Company follows guidelines that allowance based off of historical and account specific trends; however, certain judgments affect the application of NFS bad debt allowance policy. NFS receivables are recorded net of an allowance for doubtful accounts which requires management to estimate amounts due which may not be collected.  This estimate requires consideration of general economic conditions, overall historical trends related to the Company’s collection of receivables, customer specific payment history, and customer specific factors affecting their ability to pay amounts due.  Management routinely assesses and revises its estimate of the allowance for doubtful accounts.  As of year ended December 31, 2007, the Company had a $5,000 allowance for that debt. As of March 31, 2008 the Company had a $169,000 allowance against the short term mortgages.

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

INVESTMENTS

Investments  in  publicly  traded  equity  securities  over  which  NFS does not exercise  significant  influence are recorded at market value in accordance with Financial   Accounting  Statement  ("FAS")  No.  115,  "Accounting  for  Certain Investments in Debt and Equity  Securities",  which requires that all applicable investments be classified as trading  securities,  available for sale securities or  held-to-maturity   securities.   The  Company  has  investments  treated  as available-for-sale  securities  that are restricted from sale in the open market under  Section 144 and have limited  trading  volume.  There can be no assurance that we will realize the recorded value of this investment due to the size of the investment and its limited trading volume. Comprehensive income includes net income or loss and changes in equity from the market price variations in stock and warrants held by the Company.  The Company’s comprehensive gain for the quarter ended March 31, 2008 was $2,487,000.

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

Below is a summary of property and equipment:

Asset Type	Life in Years	March 31, 2008	December 31, 2007
Office equipment & Furniture	5 – 7	$ 98,000	$ 91,000
Computers	3	39,000	24,000
Subtotal		137,000	115,000
Less Accumulated Depreciation		57,000	70,000
Net Book Value		$ 80,000	$ 45,000

GOODWILL AND INTANGIBLE ASSETS

NFS does not carry any intangible assets or goodwill on its books as of March 31, 2008.

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

REVENUE RECOGNITION

Interest Revenues

Revenues  from  interest  are  recorded  at the time  they are  earned  thus the revenues  shown are for  interest  actually  received  and the accruals for that which is due to the Company.  Interest revenues for the quarter ended March 31, 2008 were approximately $33,000.

Navidec Financial Services, Inc.

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

Loan origination fees and other lender fees received by the Company are deferred and recognized as income over the life of the loan, which is normally 90 days. During the three months ended March 31, 2088 and the year ended December 31, 2007, the Company recognized income totaling $289,000 and $643,000, respectively from origination fees.  At March 31, 2008, the Company had deferred revenue of $77,000, with no deferred revenue at December 31, 2007.

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

At  March  31,  2008,  the  Company  had an  accrued  income  tax  liability  of approximately  $551,000  related  primarily to profits  generated on the sale of stock assets.

ACCRUALS

The Company follows the practice of paying all bills when received and therefore has not accrued any expenses.

MARKETING AND ADVERTISING EXPENSES

For the three months ended March 31, 2008 and 2007, the Company incurred $33,000 and $10,000, respectively on advertising and marketing.  The Company expenses these costs when incurred.

Navidec Financial Services, Inc.

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

The dilutive effect of 3,841,510 options and 2,815,000 warrants at March 31, 2008, has not been included in the determination of diluted earnings per share since, under FAS-128R they would be anti-dilutive.

COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) includes net income or loss and changes in equity from the market price variations in the BPZ stock help by the Company.  During the quarter ended March 31, 2008, the unrealized gain from BPZ stock was $1,750,000.

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

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements--An Amendment of ARB No.51, or SFAS No. 160". SFAS No. 160  establishes  new  accounting  and  reporting  standards  for the noncontrolling  interest  in a  subsidiary  and  for  the  deconsolidation  of a subsidiary.  SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. We believe that SFAS 160 should not have a material impact on our financial position or results of operations.

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

At March 31, 2008, the closing market price per share of BPZ was $21.73 per share.  The  Company's  "Investment – BPZ Energy,"  150,000  shares,  on March 31,  2008  was  valued at $2,232,000 which represents a total value of $3,259,000 less an estimate of deferred tax of  $1,207,000.   On December 31, 2007, the Company held 300,000 shares of BPZ valued at $2,541,000, which represents a market value of $3,354,000 less estimate of deferred tax of $ 813,000.

We had the following proceeds from the sale of BPZ stock:
Year Ending	Proceeds
December 31, 2006	$ 893,000
December 31, 2007	$ 7,748,000
Three months ending March 31, 2008	$ 4,042,000

Navidec Financial Services, Inc.

NOTE 4 - NOTES RECEIVABLE

During the year ended December 31, 2007, the Company entered into a transaction with a former officer of the Company, Mr. Robert Grizzle. In exchange for Mr. Grizzle's shares in the Company, on May 3, 2007, Mr. Grizzle executed a note payable for $450,000.  The note carries an 8% interest rate and is collateralized by 1,000,000 Aegis common shares, 1,500,000 Aegis preferred shares, 220,000 shares of the Company's common stock and 200,000 options to purchase shares of the Company’s common stock at $0.05 per share held by Mr. Grizzle.  The note is a limited recourse note whereby Mr.  Grizzle is personally responsible for one half the original principal and interest.  The balance owed is secured by Mr. Grizzle's Aegis common and preferred shares and the Company's common stock.  Further the note provides that at the earlier of one year from the date that the common stock of the Company is publicly traded and his shares are registered for resale under an effective registration statement filed by the Company or December 31, 2009. On September 30, 2007, Mr. Grizzle resigned as the Chief Operating Officer and the Chief Financial Officer of the Company.

In July 2007, Northsight, Inc. (formerly Navidec Mortgage Holdings, Inc.), a 98% owned subsidiary of the Company,  began making short term loans to purchasers of residential  properties  who  purchase  their  property  as part of or after the repossession in a foreclosure proceeding.  As of March 31, 2008, the Company had made $2,770,254 in such loans.  The loans are made primarily to good credit borrowers and are secured by a first mortgage on the purchased properties.  The average number of days outstanding for the loans is less than 90 days, and the primary takeout on the loans is long term financing through secondary sources such as the Federal National Mortgage Association.

On December 13, 2007, Northsight, Inc. (formerly Navidec Mortgage Holdings, Inc.) entered  into a loan  agreement  with  Welend  Associated  Group,  LLC, a Colorado  limited  liability  company and Jaguar Group,  LLC, a Colorado limited liability  company,  each with joint and severable  liability,  in the amount of $1,100,000.This  was  increased by $391,000  during the quarter  ended March 31, 2008.  The note carries an interest rate of 0% and has a maturity date of six months from the date of the note.  Security for the note is a first security interest in the debtor’s warehouse line of credit with Colorado State Bank. During February 2008, Northsight entered into a joint venture agreement with the Jaguar group. (See Note 1)

Summary of Receivables

Note From	Due	Principal Amount	3/31/08 Balance	Annual Interest rate	Accrued Interest	Collateral
Robert Grizzle	Oct 17, 2009	$450,000	$450,000	8%	$33,000	Shares and options in Navidec and Aegis
Welend-Jaguar	June 13, 2008	1,100,000	1,352,000	0%	$-0-	Junior security in residential mortgages
Short term home mortgages	Various and on-gong	2,693,000	2,770,000	9.95% to 14%	$28,000	First mortgage
Total			$4,536,000		$61,000
Less: Impairments			169,000
Less Deferred Income			77,000
Net Balance			$4,290,000

Navidec Financial Services, Inc.

NOTE -5 – INVESTMENTS

In November of 2007,  Northsight,  Inc. (a 98% owned  subsidiary of the Company) entered  into a  purchase  agreement  to  acquire a three unit  property  in Boston, Massachusetts.  The objective is to rehabilitate the property and then sell it. As of March 31, 2008 Northsight had invested a total of $1,530,000 in the property.

On December 20, 2007, the Company’s subsidiary, Northsight, Inc. repossessed a property with  a  value  of  $359,564  securing  one  of  its  short  term  loans  due to non-payment.  During the quarter ended March 31, 2008, the Company took back a second property with a value of $280,663 for non-payment.  Both of these properties are held as inventory and may be held to rent or sold in the future.   As of March 31, 2008 Management evaluated the fair market value of these properties and concluded that fair market value less the cost of sale is greater than the book value.

The Company holds 150,000 shares of BPZ Energy, Inc. as of March 31, 2008. Based on trades executed on December 31, 2007, these shares have a market value of $2,232,000 (net of an estimate of deferred tax of $1,207,000).  Management believes that this valuation is accurate and consistent with prior valuations.

NOTE 6 - CAPITAL LEASES OBLIGATIONS

NFS acquired no property under capital lease arrangements during the quarters ended March 31, 2008 and 2007.

NOTE 7 - SHORT TERM BORROWINGS

During the quarter ended March 31, 2008, the Company's subsidiary Northsight, Inc. arranged for a bank line of credit.  As of the end of the quarter, Northsight had drawn a total of approximately $156,000 against a total line of $3,000,000.  The line of credit expires on August 10, 2008, carries interest at prime rate plus 1% per annum.  It is secured by all current and future assignments of note and deeds of trust.

NOTE 8 – INFORMATION ON BUSINESS SEGMENTS

We organize our business segments based on the nature of the products and services offered. We operate in two principal business segments: venture capital formation and investment (Navidec parent company), and Mortgage Lending (Northsight, Inc.).  All significant inter-company balances and transactions have been eliminated in consolidation.

In the following tables of financial data, the total of the operating results of these business segments is reconciled, as appropriate, to the corresponding consolidated amount. Further there are some corporate expenses that were not allocated to the business segments, and these expenses are contained in the “Total Operating Expenses” under Navidec Financial Services.

Navidec Financial Services, Inc.

Operating results for each of the segments of the Company are as follows:

	For the Three Months Ended		For the Three Months Ended
	March 31, 2008		March 31, 2007
	(Data in thousands)		(Data in thousands)
	Navidec Financial Services, Inc.	Northsight, Inc.	Navidec Financial Services, Inc.	Northsight, Inc.

Revenue
Sales	$1	288	224	-
Cost of Sales	-	186	-	-
Gross Profit	$1	102	224	-

Total Operating Expenses	234	384	394	-
Operating Income (Loss)	$(233)	(282)	(170)	-

Other Income/(Expense)
Gain on sale of investments	2,487	-	64	-
Other income/(expense)	(49)	(13)	2	-
Total Other Income/(Expense)	$2,438	(13)	66	-

Minority Interest	-	-	(8)
Income Taxes (credit)	713	-	-	-
Net Income (Loss)	$1,492	(295)	(112)	-

NOTE 9 – INCOME TAXES

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

During the three months ending March 31, 2008, the Company evaluated book versus tax.  This analysis gave rise to a tax expense of $713,000 for the three months ended March 31, 2008, with $551,000 as a liability as of March 31, 2008.

Navidec Financial Services, Inc.

Statutory Rate Reconciliation
Federal Rate	34.00%
State Rate	4.63%
Federal benefit of State Rate	(1.57)%
Net Effective Rate	37.06%

Deferred Tax and Tax Liability Computation for 2008
Federal (000s)
Book Income before taxes	$ 1,910

Tax Adjustments:
Additions (Permanent):
Entertainment exclusion	14
Projected Taxable Income	$ 1,924

Projected Tax	$ 713

NOTE 10 - EQUITY TRANSACTIONS COMMON STOCK

During the quarter ended March 31, 2008, a shareholder of the Company, exercised options at $0.05 per share for the purchase of 100,000 shares of the Company’s restricted common stock.

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

A summary of the option plan is as follows:

	Shares	Weighted Average Exercise Price
Outstanding, January 1, 2008	3,681,510	$ 1.18
Granted	-	-
Cancelled	-	-
Expired	-	-
Exercised	(100,000)	-
Outstanding, March 31, 2008	3,581,510	$ 1.18
Options Exercisable , March 31, 2008	3,581,510	$ 1.18

Navidec Financial Services, Inc.

As of March 31, 2008, the future value of the existing stock options in Navidec is $4,226,000.

During the year ended December 31, 2007, the Company received $647,000 in proceeds from the exercise of BPZ legacy stock options.  The agreement with BPZ provided that the Company would receive the strike price when the options are exercised.

WARRANTS

At March 31,  2008,  the  following  warrants  to  purchase  common  stock  were outstanding:

Number of common shares covered by warrants	Exercise Price	Expiration Date
1,332,500	$ 4.00	August 2010
1,332,500	2.00	August 2010
150,000	1.00	July 2010
2,815,000

During the quarter ended March 31, 2008, the Company did not issue any warrants.

NOTE 11 - COMMITMENTS AND CONTINGENCIES

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

NOTE 12 – RELATED PARTIES

The Company rents part of the CEO’s private home for the CEO’s office for $3,500 per month.  There is no long term commitment for this payment.

As of December 31, 2007, the Company advanced to the CEO $5,000 to cover pending expenses to be paid by the CEO on behalf of the Company.  This advance was repaid in January 2008, when the CEO received his bonus payment.

Navidec Financial Services, Inc.

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

OVERVIEW

The Company is a holding company that is in the business of creating or acquiring a controlling interest in development stage enterprises with the expectation of further developing the enterprise and then taking the enterprise public.

The Company owns 98% of its subsidiary, Northsight, Inc. ("Northsight").  Northsight is focused on the Arizona (through its subsidiary Northsight Mortgages,  LLC) and Colorado  mortgage markets and is primarily engaged in the business of marketing and  brokering  mortgages  secured by real estate with an emphasis on  providing credit worthy individuals with interim financing for the purchase of repossessed or auctioned residential properties.

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

RESULTS OF OPERATIONS

For the Three Months Ended March 31, 2008 compared to the Three Months Ended March 31, 2007

During the three months ended March 31, 2008, we recognized revenues of $289,000 from the activities of our subsidiary Northsight and its subsidiary Northsight Mortgage Group, LLC.  The sales are a result of Northsight's originating residential mortgage loans.  During the three months ended March 31, 2007, we recognized revenues of $224,000.  The increase of $65,000 was a result of the development of a new bridge loan program that enables purchasers to acquire discounted residential real estate.

During the three months ended March 31, 2008, we incurred $186,000 in cost of revenues. During the period ended March 31, 2007, we incurred $242,000 in cost in revenues.

Navidec Financial Services, Inc.

During the three  months  ended March 31,  2008,  we  recognized  a gross profit margin of $103,000  compared to  a loss of $18,000  for the three  months  ended March 31, 2007.  The increase of $121,000 was a result of a reducing our direct cost of revenues.

During the three  months  ended  March 31,  2008,  we incurred  total  operating expenses of $618,000  compared to $152,000  during the three  months ended March 31, 2007.  The increase of $466,000 is result of the expansion of Northsight’s mortgage operations to include an emphasis on short term bridge loans and the opening of Northsight's offices in Colorado and focus on the Colorado market.  Further, we added $169,000 to our allowance against our short term mortgages. During the three months ended March 31, 2008, we incurred general and administrative expense of $610,000 compared to $150,000 during the three months ended March 31, 2007.

During the year ended March 31, 2008, we recognized net income of $1,197,000 compared to a loss of $112,000 during the three months ended March 31, 2007.  The increase of $1,309,000 was principally due to the $2,487,000 gain on the sale of shares we hold in BPZ Energy.  During the three months ended March 31, 2008, we sold 150,000 shares of BPZ for cash of approximately $4,042,000 in gross proceeds to expand Northsight’s mortgage operations, create our bridge loan product and increase our bridge loan portfolio.

LIQUIDITY

Net cash  consumed by operating  activities  during the three months ended March 31,  2008 was  $1,322,000,  compared  to net cash used in  operating  activities during the three  months  ended  March 31,  2007 of  $187,000.  During the three months ended March 31, 2008, the net cash used by operations represented net income of $1,197,000, adjusted for the non-cash items of depreciation expense of $8,000, a gain on the sale of the BPZ investment of $2,487,000, increase of deferred revenue of $77,000, increase of prepaid expenses and other assets of $22,000, increase of accrued interest of $15,000 and $164,000 in allowances and impairments.  We made investments of $681,000 into short term mortgage receivables.  Income taxes and other payables increased by $560,000.

During the three months ended March 31, 2007, the net cash used in operating activities represented net loss of $112,000, adjusted certain non-cash items consisting of depreciation expense of $2,000, a gain on the sale of investments of $64,000, minority interest of $8,000, increase of accounts receivable of $37,000, and decrease of prepaid expenses, accounts payable and accrued liabilities of $58,000.

During the three months ended March 31, 2008, we generated $2,367,000 in cash in investing activities.  We invested $43,000 in fixed assets, $251,000 in real estate in Boston, Massachusetts, received a net of $2,968,000 for our BPZ sales, and increased our investment in Jaguar by $307,000.

During the three months ended March 31, 2007, we received cash of $561,000 from our investment activities, consisting of $199,000 from the sale of equity investments and $362,000 due to the exercise of BPZ legacy options.

During the three months ended March 31, 2008, we generated $710,000 from our financing activities.  We increased our short term borrowings by $705,000 and 100,000 options were exchanged for cash of $5,000. During the three months ended March 31, 2007, we did not receive any funds through our financing activities.

Navidec Financial Services, Inc.

At March 31, 2008, we had total current assets of $7,106,000, consisting of cash of  $3,162,000,  net mortgage  receivables  of  $2,524,000,  a  note  receivable  of $1,352,000,  accrued interest receivable of $27,000, prepaid expenses of $40,000 and an advance receivable of $1,000.  At March 31, 2008, we had total current liabilities of $1,732,000, consisting of accounts payable of $15,000, short term borrowings of $991,000 and accrued taxes and liabilities of $726,000.  Current assets exceed current liabilities by $5,374,000.

CRITICAL ACCOUNTING POLICIES

NFS has identified the policies below as critical to NFS business operations and the understanding of NFS results from operations.  The impact and any associated risks  related  to  these  policies  on the  Company's  business  operations  is discussed   throughout   Management's   Discussion  and  Analysis  of  Financial Conditions and Results of Operations where such policies affect NFS reported and expected  financial  results.  For a detailed discussion on the application of these and other accounting policies, see Note 2 in the Notes to the Consolidated Financial Statements beginning on page 6 of this document.  Note  that the Company's  preparation  of this  document  requires  NFS to make  estimates  and assumptions   that  affect  the  reported  amount  of  assets  and  liabilities, disclosure of  contingent  assets and  liabilities  at the date of NFS financial statements,  and the  reported  amounts  of  revenue  and  expenses  during  the reporting period.  There can be no assurance that actual results will not differ from those estimates.

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

Navidec Financial Services, Inc.

ALLOWANCES FOR BAD DEBT

NFS's policy on allowances for bad debt determines the timing and recognition of expenses.  The Company follows guidelines that allowance based off of historical and account specific trends; however, certain judgments affect the application of NFS bad debt allowance policy.   NFS receivables are recorded net of an allowance for doubtful accounts which requires management to estimate amounts due which may not be collected.  This estimate requires consideration of general economic conditions, overall historical trends related to the Company's collection of receivables, customer specific payment history, and customer specific factors affecting their ability to pay amounts due.  Management routinely assesses and revises its estimate of the allowance for doubtful accounts.  As of March 31, 2008, we had a $169,000 allowance for bad debt.

GOODWILL AND INTANGIBLE ASSETS

Intangible assets are amortized on a straight-line basis over their estimated useful lives.  Goodwill is evaluated annually to determine if its value has been impaired.  On September 11, 2003, Old Navidec entered into a purchase agreement with Northsight and its sole member that provided for the transfer of 80% of the issued and outstanding membership units of Northsight to Old Navidec resulting in the realization of $190,000 of goodwill.  This membership interest was transferred to NFS pursuant to the terms of the merger agreement.  Management determined that no Goodwill should be carried as an asset on its books and was written off in the year ended December 31, 2007.

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

Navidec Financial Services, Inc.

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

ITEM 4T. CONTROLS AND PROCEDURES

Management's Quarterly Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the company in accordance with as defined in Rules 13a-15(f) and 15d 15(f) under the Exchange Act. Our internal  control over financial  reporting is designed to provide reasonable  assurance regarding he  reliability  of  financial  reporting  and  the  preparation  of  financial statements  for  external   purposes  in  accordance  with  generally   accepted accounting  principles.  Our internal control over financial reporting includes those policies and procedures that:

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

Navidec Financial Services, Inc.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As a result of Management’s assessment of the effectiveness of the small business issuer’s internal control over financial reporting as of the year ended December 31, 2008, we believe that internal control over financial reporting has not been effective, and we are in the process of improving controls.  We have identified certain material weaknesses of accounting relating to a shortage of qualified information technology, IT personnel and financial reporting personnel due to limited financial resources.  This material weakness can lead to the following:
•	An inability to ensure there is timely analysis and review of accounting records, spreadsheets, and supporting data; and
•	an inability to effectively monitor access to, or maintain effective controls over changes to, certain financial application programs and related data.

Because of management’s discovery of such weaknesses as of December 31, 2008 and the resulting amendment of this quarterly report for the period ended March 31, 2008, Management has reassessed the effectiveness of the small business issuer’s internal control over financial reporting as of the quarter ended March 31, 2008, and has determined that that internal control over financial reporting at March 31, 2008 was not effective. Management has been in the process of improving controls.  We have identified certain material weaknesses of accounting relating to a shortage of qualified information technology, IT personnel and financial reporting personnel due to limited financial resources.

Considering the nature and extent of our current operations and any risks or errors in financial reporting under current operations, the fact that we have been a small business with limited employees and that our Chief Financial Officer resigned in 2007 caused a weakness in internal controls involving the areas disclosed above.

We now have (subsequent to March 31, 2008), hired a full time in-house Certified Public Accountant and have taken the following steps:
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

Navidec Financial Services, Inc.

There  were no changes in our  internal  control  over  financial  reporting  that occurred  during the quarter ended March 31, 2008 that has materially affected,  or is reasonably  likely to materially  affect,  our internal control over financial reporting.

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

Dated: May 11, 2009

By: /s/ John McKowen
John McKowen, President & Chief Accounting Officer

Navidec Financial Services, Inc.

EXHIBIT 31

CERTIFICATION PURSUANT TO 18 U.S.C. ss. 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, John R. McKowen, certify that:

1. I have reviewed this quarterly report on Form 10-Q/A of Navidec Financial Services, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact  necessary to make the statements made, in light of the  circumstances  under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.  Based  on my  knowledge,  the  financial  statements,  and  other  financial information included in this report, fairly present in all material respects the financial  condition,  results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a–15(e) and 15d–15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a–15(f) and 15d–15(f)) for the registrant and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed,  based on our most recent evaluation,  to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

Navidec Financial Services, Inc.

a)  All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b) any fraud, whether or not material, that involves management or other employees who have a  significant role in  the  registrant's internal controls.

Dated: May 11, 2009

By: /s/ John McKowen
John McKowen, President & Chief Accounting Officer

Navidec Financial Services, Inc.

EXHIBIT 32

CERTIFICATION PURSUANT TO 18 U.S.C. 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Navidec  Financial  Service,  Inc. on Form 10-Q/A for the period ended March 31, 2008, as filed with the  Securities and Exchange Commission on the date hereof (the "Report"), I, John R. McKowen, Chief Executive  Officer of the  Company,  certify,  pursuant  to 18 U.S.C.  1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: May 11, 2009

By: /s/ John McKowen
John McKowen, President & Chief Accounting Officer