Form 10-Q
period 2009-05-13
Navidec Financial Services, Inc.
filed 2009-05-14
CIK 1302946

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

_________________

FORM 10Q
_________________

(Mark One)

 [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009

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

303-222-1000
__________________________
(Registrant's Telephone number)

Indicate by check mark  whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the  past 12 months (or for such  shorter  period that the  registrant  was required  to file  such  reports),  and  (2)  has  been  subject  to the  filing requirements for the past 90 days. Yes [X]     No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 for Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes [ ]     No [X]

Large accelerated filer [  ]                                                                                                           Accelerated filer [  ]
Non-accelerated filer [  ] (Do not check if a smaller reporting company)     Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes [  ]     No [ X ]

Indicate the number of share outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

As of April 30, 2009, there were 8,894,057 shares of the registrant’s common stock issued and outstanding.

EXPLANATORY NOTE

In connection with the filing of this Form 10-Q we are including March 31, 2008 financial information that has been restated from the original filing of the March 31, 2008 Form 10-Q.   The reader of this 10-Q should refer to the Form 10-Q/A for March 31, 2008 that was filed on May 11, 2009 for details of the March 31, 2008 restated financial information.

PART I
ITEM 1.  FINANCIAL STATEMENTS

NAVIDEC FINANCIAL SERVICES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In Thousands)
	March 31, 2009 Unaudited	December 31, 2008 Audited
ASSETS:
Current Assets:
Cash and cash equivalents	$ 657	874
Marketable securities	123	-
S/T Mortgages receivable - Net of allowance for bad debts of $340 and $476 and unearned revenue of $0 and $6 on March 31, 2009 and December 31, 2008, respectively	789	2,197
S/T Note receivable - Jaguar Group LLC net of $1,407 allowance on March 31, 2009 and December 31, 2008 (Note 4)	-	-
Accrued interest receivable	84	88
Advances receivable	1	-
Income taxes receivable	221	-
Prepaid expenses	4	21
Total Current Assets	1,879	3,180
Property, equipment and software, net	112	114
Other Assets
Notes receivable - (Note 4) - Aegis/Grizzle	450	450
Investment in Boston Property, net of impairment of $492 taken on December 31, 2008	2,531	2,315
Other real estate owned - net of impairment of $738 and $298 and accumulated depreciation of $40 and $27 on March 31, 2009 and December 31, 2008, respectively (Note 5)	3,595	3,288
Other assets	22	3
Total Other Assets	6,598	6,056
TOTAL ASSETS	$ 8,589	9,350

LIABILITIES & STOCKHOLDERS' EQUITY:
Current Liabilities:
Accounts payable	$ 112	149
Short term borrowings (Note 5)	1,391	1,391
Accrued taxes payable (Notes 2, 10)	-	85
Accrued liabilities	24	38
Total Current Liabilities	1,527	1,663
Minority Interest in Subsidiary (Note 2)	9	-
Total Liabilities	1,536	1,663
Stockholders' Equity:
Common stock, $0.001 par value, 100,000,000 shares authorized, 8,894,057 and 9,019,057 shares issued and outstanding at March 31, 2009 and December 31, 2008 respectively	9	9
Additional paid-in capital	8,830	8,873
Accumulated other comprehensive income (Note 2)	(2)	-
Accumulated (deficit)	(1,784)	(1,195)
Total Stockholders' Equity	7,053	7,687
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$ 8,589	9,350

The accompanying notes to consolidated financial statements are an integral part of these statements.

Navidec Financial Services, Inc.

NAVIDEC FINANCIAL SERVICES, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(In Thousands)
Unaudited

	Three Months Ended
	March 31, 2009	March 31, 2008 RESTATED
Revenue	$ 157	289
Cost of loan fees including facilities and commissions	72	186
Gross Profit	85	103

Operating Expenses:
General and administrative	605	610
Depreciation and amortization	16	8
Total operating expenses	621	618
Loss from operations	(536)	(515)

Other income (expense)
Impairments	(140)	-
Gain on sale of BPZ investment	-	2,487
Interest income	4	33
Interest (expense)	(29)	(31)
Other income (expense)	50	(64)
Total other income	(115)	2,425
Net (Loss) Income before taxes	(651)	1,910

Income Taxes
Income tax (expense) benefit (Notes 2, 10)	62	(713)
Net (Loss) Income	$ (589)	1,197

(Loss) Earnings Per Share:
Basic	$ (0.07)	0.13

Weighted Average Shares Outstanding:
Basic	8,957	9,093

The accompanying notes to consolidated financial statements are an integral part of these statements.

Navidec Financial Services, Inc.

NAVIDEC FINANCIAL SERVICES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In Thousands)
Unaudited

	For the Three Months Ended March 31,
	2009	2008 RESTATED
Cash Flows from Operating Activities:
Net Income (Loss)	$ (589)	$ 1,197
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	16	8
(Decrease) in bad debt allowance on note receivable	(136)	-
Increase in impairments on real estate owned	440	164
Gain on sale investments	(64)	(2,487)
Option expense	25	-
Minority interest	9	-
Changes in operating assets and liabilities:
Deferred Revenue	(6)	77
Prepaid expenses and other assets	16	22
Short term loans receivable	695	(878)
Income tax receivable	(221)	-
Accrued interest and advances	4	15
Accounts payable	(36)	-
Accrued liabilities and other	(99)	560
Net Cash Provided by/(Used in) Operating Activities	54	(1,322)

Cash Flows from Investing Activities:
Investments (increased)/decreased
Boston real estate	(216)	(251)
Jaguar note receivable	-	(307)
Marketable securities purchased	(37,539)	(1,074)
Proceeds from marketable securities sold	37,416	4,042
Proceeds from REO property sold	136	-
Increase in fixed assets	(3)	(43)
Proceeds from fixed assets sold	3	-
Net Cash Provided by/(Used in) Investing Activities	(203)	2,367

Cash Flows from Financing Activities:
Increase in short term borrowings	-	705
Option exercise proceeds	-	5
Retirement of Common Stock	(68)	-
Net Cash Provided by/(Used in) Financing Activities	(68)	710
Net Increase (Decrease) in Cash & Cash Equivalents	(217)	1,755
Beginning Cash & Cash Equivalents	874	1,407
Ending Cash & Cash Equivalents	$ 657	$ 3,162
Supplemental Disclosure of Cash Flow Information
Non cash settlement on short term mortgages and transfers
to REO, net of impairment recapture	$ 482	$ 261
Cash paid for Interest	$ 29	$ 15
Cash paid for Income Taxes	$ 239	$ 103

The accompanying notes to consolidated financial statements are an integral part of these statements

Navidec Financial Services, Inc.

NAVIDEC FINANCIAL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY
For the Years Ended December 31, 2007 and 2008 and Three Months ended March 31, 2009
 (In thousands)
(Unaudited)
				Accumulated
	Voting		Additional	Other
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholder
	Shares	Amount	Capital	Income	(Deficit)	Equity
Balance, December 31, 2006 (as restated)	7,950	$8	$8,210	$1,483	$(3,678)	$6,023

Net income	-	-	-	-	2,301	2,301
Options exercised	1,000	1	49	-	-	50
Correct BPZ transaction	33	-	2	-	-	2
Correct private placement	9	-	-	-	-	-
Legacy Option Exercise	-	-	647	-	-	647
Retirement of stock - Armijo settlement	(68)	-	(150)	-	-	(150)
Gain on marketable securities	-	-	-	95	-	95
Balances, December 31, 2007	8,924	$9	8,758	1,578	(1,377)	8,968

Net Income	-	-	-	-	182	182
Options exercised	100	-	5	-	-	5
Change in unrealized gains	-	-	-	(1,578)	-	(1,578)
Options issued	-	-	114	-	-	114
Retirement of Stock- open market purchases	(5)	-	(4)	-	-	(4)
Balances, December 31, 2008	9,019	$9	8,873	-	(1,195)	7,687

Net (Loss)	-	-	-	-	(589)	(589)
Stock-based compensation expense	-	-	25	-	-	25
Retirement of Stock - open market purchases	(125)	-	(68)	-	-	(68)
Gain (loss) on marketable securities	-	-	-	(2)	-	(2)
Balances, March 31, 2009	8,894	$9	$8,830	$(2)	$(1,784)	$7,053

The accompanying notes to consolidated financial statements are an integral part of these statements.

Navidec Financial Services, Inc.

NAVIDEC FINANCIAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2009 and 2008
(Unaudited)

NOTE 1 - ORGANIZATION

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

The second dividend is distribution of a Unit of Northsight, Inc ("Northsight"). The Units will be distributed one Unit of Northsight for each 2.27336 shares of Navidec.  Navidec owns 20,000,000 Units of Northsight.  Navidec will distribute  4,000,000  Units to its  shareholders,  resulting  in Navidec  owning 16,000,000 Unit  after  the  dividend  distribution.   The Northsight Units to be distributed will consist of one share of Northsight, a Northsight “A” Purchase Warrant, exercisable at $2.00 per share until July 1, 2013, and a “B” Purchase Warrant exercisable at $4.00 per share until July 1, 2013.

Navidec Financial Services, Inc.

Starting in July 2007, the Company began lending money to Northsight to enable Northsight to make short term, first deed of trust secured loans to borrowers who are purchasing deeply discounted or foreclosed residential real estate in Arizona and Colorado.  As of March 31, 2009, the Company had $789,000 (net of allowance of $340,000) and as of December 31, 2008 had $2,197,000 (net of allowance of $476,000) in short term bridge loans outstanding.  Net short term bridge loans outstanding decreased by 64% in the three months ended March 31, 2009 compared to December 31, 2008 balances.

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

The Company purchased a home in South Boston on December 4, 2007 (Thomas Park) and began improving the property with the intent to construct three condominium units for resale. The purchase price was $1,200,000 plus closing costs. As of May 19, 2008, the Company acquired a $1,200,000 line with Mt. Washington Cooperative Bank for the development of Thomas Park. The line is due November 19, 2009, monthly interest only payments, with a prime plus 2% interest rate and an interest rate floor of 7%.  As of March 31, 2009, the balance owed on this line was $1,141,000.  As of March 31, 2009, the Company had invested $3,023,000 less the bank line of $1,141,000. During the year ended December 31, 2008, the Company established an impairment of $492,000 against Thomas Park.  It estimates that construction will be completed by July 2009.

Beginning in November, 2008 the Company began to trade in highly-liquid marketable securities.  This account is limited to no more than 35% of the net tangible shareholder equity.  As of March 31, 2009 the value in the Trading Account was $439,000 which consisted of $123,000 in marketable securities and $316,000 in cash.  During the three months ended March 31, 2009, the account value did not exceed $600,000 and the maximum balance of margin was $146,000. During the three months ended March 31, 2009, the Company purchased $37,529,000 in marketable securities and sold $37,416,000 in marketable securities and recognized a gain of $64,000 (15.8% gain based on the January 1, 2009 account value of $405,000) and an unrealized loss of $2,000.

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

Navidec Financial Services, Inc.

On November 19, 2008, Northsight received a default judgment against Jaguar Group, LLC and John R. Reinholdt II for $3,107,000.  The Company is pursuing collection against this judgment.  Due to uncertainty of collecting the balance, the Company has provided an allowance for the full amount of the Jaguar receivable at March 31, 2009.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

RESTATEMENT OF MARCH 31, 2008 RESULTS

In connection with the filing of this Form 10-Q the March 31, 2008 financial information included herein has been restated from the original filing of the March 31, 2008 Form 10-Q.   The reader of this 10-Q should refer to the Form 10-Q/A for March 31, 2008 that was filed on May 11, 2009 for details of the March 31, 2008 restated financial information.

INTERIM PRESENTATION

The unaudited  consolidated financial  statements  and related notes for the three months ended March 31, 2009 and March 31, 2008, presented  herein  have been  prepared  by the  management  of the Company and its subsidiaries  pursuant  to the  rules  and  regulations  of the  Securities  and Exchange Commission.  Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations.  Operating results for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the full year.  It is suggested that these unaudited consolidated financial statements be read in conjunction with the December 31, 2008 audited consolidated financial statements.

In the opinion of the management of the Company, the accompanying unaudited consolidated financial statements include all material adjustments, including all normal and recurring adjustments, considered necessary to present fairly the financial position and operating results of the Company for the periods presented.  The financial statements and notes are presented as permitted by Form 10-Q, and do not contain certain information included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.  It is the Company’s opinion that when the interim financial statements are read in conjunction with the December 31, 2008 Annual Report on Form 10-K, the disclosures are adequate to make the information presented not misleading.

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries, Northsight, Inc., Northsight Mortgage formerly known as Navidec Mortgage Holdings, Inc., and Southie Development, LLC. The Company owns 98% of Northsight and the former minority member or Northsight Mortgage Group, LLC owns 2% of Northsight, Inc.  The Company owns 100% of Southie Development, LLC.  All significant inter-company balances and transactions have been eliminated in consolidation.

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

Navidec Financial Services, Inc.

CASH AND CASH EQUIVALENTS

For purposes of reporting cash flows, the Company considers cash and cash equivalents to include highly liquid investments with original maturities of 90 days or less. Those are readily convertible into cash and not subject to significant risk from fluctuations in interest rates.  The  recorded  amounts  for cash  equivalents approximate  fair  value  due  to  the  short-term  nature  of  these  financial instruments.

CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to significant concentrations of credit risk include cash equivalents, notes receivable and trade accounts receivable.  The Company maintains its cash and investment balances in the form of bank demand deposits, money market accounts, commercial papers and short-term notes with financial institutions that management believes to be of high credit quality.  Accounts receivable are typically unsecured and are derived from transactions with and from customers primarily located in the United States.

The Company performs ongoing evaluations of its clients' financial condition and generally does not require collateral, except for billings in advance of work performed.  Management reviews accounts receivable periodically and reduces the carrying amount by a valuation allowance that reflects management's best estimate of amounts that may not be collectible.  Allowances, if any, for uncollectible accounts receivable are determined based upon information available and historical experience.  As of December 31, 2008 the allowance for short term mortgage receivables was $476,000.  During the three months ended March 31, 2009, based on the decrease of the short term mortgages receivable and the collateral held, the Company decreased the allowance by $136,000 for an allowance against short term mortgages receivable of $340,000.

During the three months ended March 31, 2009, the real estate owned and being developed allowances were reviewed and adjusted.  As a result of the review the real estate owned allowance was increased by $440,000 for a balance of $1,230,000 at March 31, 2009 ($738,000 for real estate owned and $492,000 for Thomas Park).

Other financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents. At March 31, 2009 and December 31, 2008, the Company had $657,000 and $874,000, respectively, of cash or cash equivalents in financial institutions in excess of amounts insured by agencies of the U.S. Government.  As of March 31, 2009, the Company held $439,000 in a brokerage account.  The other cash accounts were all under the FDIC insured limit of $250,000.

No revenue to unaffiliated customers represented 10% or more of the Company’s revenue for the three months ended March 31, 2009.

Navidec Financial Services, Inc.

INVESTMENTS

Investments in publicly traded equity securities over which the Company does not exercise significant influence are recorded at market value in accordance with Financial Accounting Statement (“FAS”) No. 115, "Accounting for Certain Investments in Debt and Equity Securities", which requires that all applicable investments be classified as trading securities, available for sale securities or held-to-maturity securities. The Company has investments treated as available-for-sale securities that are restricted from sale in the open market under Section 144 and have limited trading volume.  There can be no assurance that we will realize the recorded value of this investment due to the size of the investment and its limited trading volume.  Comprehensive income includes net income or loss and changes in equity from the market price variations in stock and warrants held by the Company.

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

NOTES RECEIVABLE

The Company carries its notes receivable at cost or loan balance, subject to the valuation procedures described below.  The book value of these financial instruments is representative of their fair values. As of March 31, 2009 and December 31, 2008, the Company had a total of $789,000 and $2,197,000, respectively, invested in notes receivable, net of an allowance for bad debt of $340,000 and  $476,000 respectively. The notes receivable as of December 31, 2008 is net of deferred income of $6,000 related to recognizing fee income over the expected useful life of the notes receivable.  There was no deferred income as of March 31, 2009.

Interest is accrued monthly on notes receivable as earned and is no longer accrued if the loan becomes more than 90 days past due.   As of March 31, 2009, loans totaling $403,000 were past 90 days due with total interest accrued on these delinquent loans of $8,000. As of December 31, 2008, loans totaling $1,455,000 were past 90 days due.  Total interest accrued on these delinquent loans was $24,000 at December 31, 2008.

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

Navidec Financial Services, Inc.

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

Below is a summary of property and equipment:

Asset Type	Life in Years	March 31, 2009	December 31, 2008
Office equipment & Furniture	5 – 7	$ 95,000	$ 92,000
Computers	3	93,000	96,000
Website	3	2,000	2,000
Subtotal		$ 190,000	190,000
Less Accumulated Depreciation		(78,000)	(76,000)
Net Book Value		$ 112,000	$ 114,000

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

Loan origination fees and other lender fees received by the Company are deferred and recognized as income over the life of the loan, which is normally 90 days. During the three months ended March 31, 2009 and the year ended December 31, 2008 the Company recognized revenue totaling $106,000 and $1,001,000, respectively from origination fees.  At March 31, 2009 and December 31, 2008, the Company had deferred revenue of $-0- and $6,000, respectively.

Interest Revenues

Revenues from interest are recorded at the time they are earned, thus the revenues shown are for interest actually received and the accruals for that which is due to the Company except for delinquent accruals over 90 days as discussed under notes receivable above. Interest continues to accrue until a foreclosure process begins.  At that point, no additional interest is accrued for book purposes. Interest revenues for the three months ended March 31, 2009 were $35,000 ($66,000 for the three months ended March 31, 2008).

Navidec Financial Services, Inc.

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

At March 31, 2009, the Company had an accrued income tax receivable of approximately $221,000 related primarily to the taxable loss generated from operations and the carry back of this taxable loss to the previous year.

NET INCOME PER SHARE

Basic net income per share is computed by dividing net income available to common shareholders for the period by the weighted average number of common shares outstanding for the period. Diluted net income per share is computed by dividing the net income for the period by the weighted average number of common and potential common shares outstanding during the period.

The dilutive effect of approximately 6,063,177 options and warrants at March 31, 2009 (6,396,510 options and warrants at March 31, 2008), has not been included in the determination of diluted earnings per share since, under FAS-128 they would anti-dilutive.

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

COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) includes net income or loss and changes in equity from the market price variations in the marketable securities held by the Company.  During the three months ended March 31, 2009, there were no remaining shares of BPZ to sell, and for the three months ending March 31, 2008 150,000 shares of BPZ were sold representing a gain of $2,487,000.  For three months ending March 31, 2009 the Company sold securities for a total gain of $64,000.

Navidec Financial Services, Inc.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations, or SFAS No. 141R. SFAS No. 141R will change the accounting for business combinations. Under SFAS No. 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS No. 141R will change the accounting treatment and disclosure for certain specific items in a business combination. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Accordingly, any business combinations we engage in will be recorded and disclosed following existing GAAP until January 1, 2009. The Company does not expect that SFAS No. 141R will have an impact on accounting for business combinations once adopted but the effect is dependent upon acquisitions at that time. Management is still assessing the impact of this pronouncement.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51, or SFAS No. 160”. SFAS No. 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. The Company believes that SFAS 160 should not have a material impact on its financial position or results of operations.

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

Navidec Financial Services, Inc.

There were various other accounting standards and interpretations issued in 2009 and 2008, none of which are expected to have a material impact on the Company’s financial position, operations or cash flows.

NOTE 3 – NOTES RECEIVABLE

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

On December 13, 2007, Northsight, Inc. (formerly Navidec Mortgage Holdings, Inc.) entered into a loan agreement with Welend Associated Group, LLC, a Colorado limited liability company and Jaguar Group, LLC, (Jaguar) a Colorado limited liability company, each with joint and severable liability, in the amount of $1,100,000. The note carries an interest rate of 0% and has a maturity date of six months from the date of the note. As consideration for making the loan to Jaguar, the Company received the ability to utilize Jaguar’s line funding capabilities through third party lenders.  Security for the note is a first security interest in the equity of the debtor’s warehouse line of credit with Colorado State Bank.  As of March 31, 2009 there is an additional receivable from Jaguar for approximately $307,000 which represents loans funded by the Company but not yet funded by Jaguar.

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

Navidec Financial Services, Inc.

On November 19, 2008, Northsight received a default judgment against Jaguar Group, LLC and John R. Reinholdt II for $3,107,000.  The Company is pursuing collection against this judgment.  Due to the uncertainty of collecting the balance, the Company has provided an allowance for the full amount of the Jaguar receivable at December 31, 2008, which is $1,407,000.

Mortgages Receivable

In July 2007, Northsight, Inc. (formerly Navidec Mortgage Holdings, Inc.), a 98% owned subsidiary of the Company, began making short term loans to purchasers of residential properties who purchase their property as part of or after the repossession in a foreclosure proceeding.  In September 2008, the Company transferred the ownership of the short term loans from Northsight, Inc. to the Company.  Due to this transfer, the Company funds and owns the loans.  As of March 31, 2009, the Company had outstanding $789,000 (net of allowance of $340,000) in such loans.  The loans are made primarily to good credit borrowers and are secured by a first mortgage on the purchased properties.  The average numbers of days outstanding for the loans are less than 90 days, and the primary takeout on the loans is long term financing through secondary sources such as the Federal National Mortgage Association.

Summary of Receivables

Note From	Due	Principal Amount	Annual Interest rate	Accrued Interest	Security
Robert Grizzle	Oct 17, 2009	$450,000	8%	$69,000	Shares and options in Navidec and Aegis
Welend-Jaguar	June 13, 2008	$1,100,000	0%	$-0-	Junior security in residential mortgages
Various short term home mortgages	Various	$1,129,000	9.95% to 14%	$15,000	First mortgage

NOTE 4 – INVESTMENTS

In December 2007, Northsight, Inc. (a 98% owned subsidiary of the Company) purchased a 3 unit property in Boston, Massachusetts, known as Thomas Park. The objective is to rehabilitate the property and then sell it.  During the quarter ending June 30, 2008, this property was transferred to Southie Development, LLC (a 100% owned subsidiary of the Company). As of March 31, 2009, the Company and subsidiaries had invested a total of $2,840,000 in the property and has recognized impairment against this property of $492,000.  Part of this investment is funded by a $1,200,000 line of credit from Mt. Washington Cooperative Bank, of which $1,141,000 was due on this line as of March 31, 2009.  (Also see Note 5.)

Navidec Financial Services, Inc.

During the three months ended March 31, 2009, the Company took title to properties with a value of $817,000 for non-payment.  The Company has expended fix up costs on these properties and have added the cost to their valuation.  All of these properties are held as real estate owned and some provide rental income to Southie. The properties may be held to rent or may be sold in the future.  At March 31, 2009, the valuation of other real estate owned properties is $4,331,000 less an allowance of $710,000 and accumulated depreciation on the rental properties of $26,000, for a net balance of $3,595,000. It is management’s belief that the carrying value of these properties is less than the fair market value.

NOTE 5 – SHORT TERM BORROWINGS

Effective August, 2007 the Company’s subsidiary Northsight, Inc. arranged for a bank line of credit.  During the three months ended March 31, 2008, the subsidiary had drawn a total of approximately $155,000 against a total line of $3,000,000.  The line expired on August 31, 2008 and the Company did not renew the line of credit.

In May 2008, Northsight arranged for a construction line of credit for $1,200,000, due November 2009.  Proceeds from this line are used strictly for the renovation of the Thomas Park property in Boston with the intent to resale.  As for March 31, 2009, the balance outstanding was $1,141,000.  This construction line is due November 19, 2009 with interest only payments at prime +2%, with a floor at 7%.  The line contains the general covenants which management believes are in full compliance.   (Also see Note 4)

NOTE 6 – INFORMATION ON BUSINESS SEGMENTS

The Company’s business segments are assigned based on the nature of the products and services offered. The Company operates in four principal business segments: venture capital formation and investment (Navidec parent company), Mortgage Lending (Northsight, Inc.), Real Estate Development (Southie LLC), Real Estate Management (Legendary Investment Group, LLC). All significant inter-company balances and transactions have been eliminated in consolidation.

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

Operating results for each of the segments of the Company are as follows:

Navidec Financial Services, Inc.

	For the Three Months Ended March 31, 2009				For the Three Months Ended March 31, 2008
	(In thousands)				(In thousands) RESTATED
	Navidec Financial Services	Northsight, Inc.	Southie, LLC	Legendary Investment Group, LLC	Navidec Financial Services	Northsight, Inc.	Southie, LLC	Legendary Investment Group, LLC
Revenue
Loan fees, interest and other	$35	$106	$5	$11	$1	$288	$-	$-
Cost of Services	-	(53)	(12)	(7)	-	(186)	-	-
Gross Profit	35	53	(7)	4	1	102	-	-

Total Operating Expenses	390	134	54	25	234	384	-	-

Other Income/(Expense)
Gain on sale of investments	67	-	-	-	2,487	-	-	-
Impairments and depreciation	297	-	(453)		-	(13)	-	-
Other income/(expense)	(17)	-	(27)	-	(49)	-	-	-
Total Other Income/(Expense)	347	-	(480)	-	2,438	(13)	-	-

Income Taxes (Expense)/Credit	(7)	28	34	7	(713)	-	-	-
Net Income (Loss)	$(15)	$(53)	$(507)	$(14)	$1,492	$(295)	$-	$-

Navidec Financial Services, Inc.

NOTE 7 - EQUITY TRANSACTIONS

COMMON STOCK

During the three months ended March 31, 2009, the Company did not issue any shares of its common stock.

During the three months ended March 31, 2008, the Company issued 100,000 shares of its common stock in connection with the exercise of an option.

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

During the three months ended March 31, 2009, an additional 125,000 shares were purchased on the open market at a cost of $68,000, after brokerage fees.

The Company purchased its stock in various lots at a price range between $0.30 to $0.72/share.   It is the intent of the Company to transfer these shares to the transfer agent for cancelation and retirement.  The Company also intends to continue purchasing its shares based on the Board of Director policy directive previously stated.

STOCK OPTIONS

During the three months ended March 31, 2008, a shareholder of the Company exercised options exercisable for 100,000 shares of the Company’s restricted common stock at $0.05 per share.  During the three months ended March 31, 2009, the Company did not issue any additional options or warrants.

During the year ended December 31, 2008, the Company awarded 760,000 options at $2.00/share in Navidec common shares and 1,200,000 options at $0.50/share in Northsight, Inc.  Under FAS 123R, the grant and vesting of the options caused payroll expense to increase $25,000 with an offset to Additional Paid In Capital.  A Black-Scholes computation was made using a volatility of 58.4% for both companies.

In computing the fair value under 123R, the following values were used:
	Navidec	Northsight
Expected stock price volatility	43%	43%
Risk-free interest rate	2.64%	2.64%
Expected option life (years)	3.8 to 6	6
Expected annual dividend yield	0%	0%

Navidec Financial Services, Inc.

A summary of the Navidec option plan is as follows:

	Shares	Weighted Average Exercise Price
Outstanding, January 1, 2008	3,681,510	$1.18
Granted	760,000	$2.00
Cancelled	(400,000)	$1.00
Expired	-	-
Exercised	(100,000)	$ 0.05
Outstanding, January 1, 2009	3,941,510	$ 1.33
Granted	-	-
Cancelled	-	-
Expired	-	-
Exercised	-	-
Outstanding, March 31, 2009	3,941,510	$ 1.33
Options Exercisable , March 31, 2009	3,248,177	$ 1.16

The Company also holds, as collateral on the Grizzle note (Note 4), 200,000 options to purchase shares in Navidec at $0.05/share.

A summary of the Northsight option plan is as follows:

	Shares	Weighted Average Exercise Price
Outstanding, January 1, 2008	-	-
Granted	1,200,000	-
Cancelled	(617,223)	-
Expired	-	-
Exercised	-	-
Outstanding, January 1, 2009	582,777	$0.50
Granted	-	-
Cancelled	-	-
Expired	-	-
Exercised	-	-
Outstanding, March 31, 2009	582,777	$ 0.50
Options Exercisable , March 31, 2009	222,276	$ 0.50

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

Navidec Financial Services, Inc.

As of March 31, 2009, the future value of the existing stock options in Navidec is $3,768,000 and $111,000 for Northsight.

WARRANTS

At March 31, 2009, the following warrants to purchase common stock were outstanding:

Number of common shares covered by warrants	Exercise Price	Expiration Date
1,332,500	$ 4.00	August 2010
1,332,500	2.00	August 2010
150,000	1.00	July 2010
2,815,000

During the three months ended March 31, 2009 the Company did not issue any warrants.

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

NOTE 8 - COMMITMENTS AND CONTINGENCIES

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

The amounts due at base rate are as follows:

Period	Amount Due
2009	$137,000
2010	$105,000
2011	$12,000

Navidec Financial Services, Inc.

The Company also has equipment and software leases with the following commitments:

Period	Amount Due
2009	$ 20,000
2010	$ 6,000
2011	$ 5,000

DEFINED CONTRIBUTION PLAN

The Company has a 401(k) profit sharing plan (the “Plan").  Subject to limitations, eligible employees may make voluntary contributions to the Plan. The Company may, at its discretion, make additional contributions to the Plan. The Company did not contribute during the quarter ended March 31, 2009.

NOTE 9 – INCOME TAXES

At December 31, 2008, the Company estimated total income tax of $640,000 of which $85,000 remained payable at that date.  During the three months ended March 31, 2009, the Company evaluated the book versus tax differences including the operating loss and estimated a refund of taxes previously paid of $221,000.

Statutory Rate Reconciliation
Federal Rate	34.00%
State Rate	4.63%
Federal benefit of State Rate	(1.57)%
Net Effective Rate	37.06%

Reconciliation of book income (loss) to taxable income (loss) as of March 31, 2009:
(in thousands)
Book loss	$ (651)
Adjustments to increase taxable income:
Non-deductible impairments	440
Stock option expense	25
Other increases	19
Adjustments to decrease taxable income:	-
Taxable Income (Loss)	$ (167)
Tax (benefit) at net effective rate	$ (62)
Prior payments	159
Requested refund	$ 221

NOTE 10 – RELATED PARTY TRANSACTIONS

The Company rents part of the CEO’s private home for the CEO’s office for $3,500 per month.  There is no long term commitment for this payment.   Based on the square footage, furniture and fixtures and amenities, Management believes that this rent payment approximates the fair market value.

Navidec Financial Services, Inc.

NOTE 11 – SUBSEQUENT EVENTS

Over Charging by Thomas Park General Contractor

At the end of December 2008, the Company performed a review of the expenses submitted by the general contractor on the Thomas Park condo conversion and compared these amounts to the draws paid by the Company to the general contractor.   The review revealed that approximately $151,000 was overpaid to the general contractor.  The Company has been in contact with the general contractor about the repayment.   The general contractor has represented that he is unable to pay but has signed a promissory note for $151,000 dated April 17, 2009.   The note is non-collateralized and carries interest at 8% per annum with $30,000 principal payment due each October 1 between 2009 to 2014 including accrued interest.   The Company plans to establish a full allowance against the principal and accrued interest amounts.

The Company, at the end of December 31, 2008 established an impairment allowance of $492,000, for Thomas Park, which includes the overpayment.

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

The Company has the following subsidiaries with the following ownership and operations:
-
Northsight, Inc. (“Northsight”) is 98% owned by the Company.   Northsight is focused on the Arizona (through its subsidiary Northsight, Mortgages Group, LLC) and Colorado mortgage markets and is primarily engaged in the business of marketing and brokering mortgages secured by real estate with an emphasis on providing credit worthy individuals with interim financing for the purchase of repossessed or auctioned residential properties.

-
Southie Development, LLC (Southie) is a wholly-owned subsidiary of Northsight. The purpose of Southie is to develop residential real estate for resale and to own and manage residential real estate acquired via default of real estate loans owned by the Company.  Once a real estate loan defaults, the Company transfers the property to Southie for development and management.   As part of the management and development of the properties transferred to it, Southie honors any existing residential leases, will potentially expend monies for rehabilitation of the property with the goal of selling the property in a short time period, usually less than one year.

-
Legacy Investment Group, LLC (Legacy) is a wholly-owned subsidiary of Northsight.  The purpose of Legacy is to provide property management and real estate brokerage services in the Phoenix AZ marketplace.

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

Navidec Financial Services, Inc.

The second dividend is distribution of a Unit of Northsight, Inc ("Northsight"). The Units will be distributed one Unit of Northsight for each 2.27336 shares of Navidec.  Navidec owns 20,000,000 Units of Northsight.  Navidec will distribute 4,000,000 Units to its shareholders resulting in Navidec owning 16,000,000 after the dividend distribution.  The Northsight Units to be distributed will consist of one share of Northsight, a Northsight A Purchase Warrant, exercisable at $2.00 per share until July 1, 2013, and a B Purchase Warrant exercisable at $4.00 per share until July 1, 2013.

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

During the three months ended March 31, 2009, an additional 125,000 shares were purchased on the open market at a cost of $68,000, after brokerage fees.

The Company purchased its stock in various lots at a price range between $0.30 to $0.72/share.   It is the intent of the Company to transfer these shares to the transfer agent for cancelation and retirement.  The Company also intends to continue purchasing its shares based on the Board of Director policy directive previously stated.

During the three months ended March 31, 2009, the Company ceased their short term mortgage loan program and began on developing residential real estate through the real estate the Company presently owns and real estate to be purchased.

RESULTS OF OPERATIONS

For the Three Months Ended March 31, 2009 compared to the Three Months Ended March 31, 2008

During the three months ended March 31, 2009, we recognized revenues of $157,000. During the three months ended March 31, 2009, revenues consisted of $106,000 from mortgage services, $35,000 from interest revenues and $16,000 from other related sources.  During the three months ended March 31, 2008, we recognized revenues of $289,000 from our operational activities.  The decrease of $132,000 was a result of decreasing our activities in short term mortgage origination and funding.

During the three months ended March 31, 2009, we incurred $72,000 in cost of revenues.  During the period ended March 31, 2008, we incurred $186,000 cost of revenues.  The decrease of $114,000 was a result of decreasing our activities in short term mortgage origination and funding.

During the three months ended March 31, 2009, we recognized a gross profit margin of $85,000 compared to $103,000 for the three months ended March 31, 2008.  The decrease of $18,000 was a result of decreasing our activities in short term mortgage origination and funding.

Navidec Financial Services, Inc.

During the three months ended March 31, 2009, we incurred total operating expenses of $621,000 compared to $618,000 during the three months ended March 31, 2008.

During the three months ended March 31, 2009, we increased our allowances against our real estate owned by $440,000 and decreased our short term mortgage receivable allowance by $136,000.

During the three months ended March 31, 2009, we recognized a net loss before income tax benefit of $651,000 compared to net income before tax expense of $1,910,000 during the three months ended March 31, 2008.  The decrease of net income to a loss was largely the result of the $2,487,000 gain on BPZ investment for the three months ended March 31, 2008.

LIQUIDITY

At March 31, 2009, we had total current assets of $1,879,000, consisting of cash of $657,000, marketable securities of $123,000, net mortgage receivables of $789,000, accrued interest receivable of $84,000, income tax receivable of $221,000 and other current assets of $5,000.  At March 31, 2009, we had total current liabilities of $1,527,000, consisting of an accounts payable of $112,000, short term borrowings of $1,391,000 and accrued liabilities of $24,000.  Current assets exceed current liabilities by $352,000.

Net cash provided by operating activities during the three months ended March 31, 2009 was $54,000, compared to net cash used in operating activities during the three months ended March 31, 2008 of $1,322,000.

During the three months ended March 31, 2009, the net cash used in operations represented net loss of $589,000, adjusted for the non-cash item of depreciation expense of $16,000, net impairment and allowance charge of $304,000, a gain on the sale of investments of $64,000, stock option expense of $25,000 and minority interest of $9,000.  We also had an decrease in deferred revenue of $6,000; decrease in short term mortgage receivables of $695,000; increase in income tax receivable of $221,000;  decrease in pre-paids and other assets of $20,000; and increase of accounts payable and accrued liabilities of $135,000.

During the three months ended March 31, 2008, the net cash used in operations represented net income of $1,197,000 adjusted for certain non-cash items consisting of depreciation expense of $8,000, a gain on the sale of investments of $2,487,000, and increase in allowances and impairments of $164,000.  We also had an increase in short term mortgage receivables of $878,000, increase in deferred revenue of $77,000, increase in prepaid expenses and other assets of $22,000, increase in accrued interest and advances of $15,000, and an increase in accrued liabilities of $560,000, largely from income taxes payable.

During the three months ended March 31, 2009, we used $203,000 in cash in investing activities.  We invested $216,000 in real estate in Boston, Massachusetts (Thomas Park), and received $136,000 from a sale of one REO property.  Through our marketable securities trading efforts, we purchased $37,539,000 in marketable securities and sold $37,416,000 in marketable securities.

The trading of marketable securities is one of Navidec’s business enterprises.  The Trading Account is limited to no more than 35% of net tangible shareholder equity.

During the three months ended March 31, 2008, we received cash of $4,042,000 from of the sale of equity investments less investment purchases of $1,074, invested $251,000 in our Thomas Park real estate project, increased our note receivable to Jaguar by $307,000 and purchased fixed assets of $43,000.

Navidec Financial Services, Inc.

During the three months ended March 31, 2009, net cash used in financing activities was $68,000 which consisted of open market purchases of the Company’s stock.  This stock will be retired.

During the three months ended March 31, 2008, net cash provided by financing activities include $705,000 increase in short term borrowings and $5,000 received from the exercise of stock options.

CRITICAL ACCOUNTING POLICIES

The Company has identified the policies below as critical to Company business operations and the understanding of Company results from operations.  The impact and any associated risks related to these policies on the Company's business operations is discussed throughout Management's Discussion and Analysis of Financial Conditions and Results of Operations where such policies affect Company reported and expected financial results.  For a detailed discussion on the application of these and other accounting policies, see Note 2 in the Notes to the Consolidated Financial Statements beginning on page 7 of this document.  Note that the Company's preparation of this document requires the Company to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of Company financial statements, and the reported amounts of revenue and expenses during the reporting period.  There can be no assurance that actual results will not differ from those estimates.

REVENUE RECOGNITION

The Company follows very specific and detailed guidelines in measuring revenue; however, certain judgments may affect the application of the Company’s revenue policy.  Revenue results are difficult to predict, and any shortfall in revenue or delay in recognizing revenue could cause Company operating results to vary significantly from quarter to quarter and could result in future operating losses.

REVENUES BUSINESS DEVELOPMENT SERVICES

Revenue from Company business development services is generally derived from time and materials contracts and is recognized as the work is completed.  Revenue recognition for time and materials contracts is not significantly impacted by judgments and estimates.  Within the business development division a small amount of the work is performed based on fixed price agreements.  When this occurs the projects are generally of a short duration and revenue is recognized when the project is completed.

REVENUES FROM MORTGAGE SERVICES

Revenues from mortgage brokerage operations are generally related to transaction-based fees and are recognized at the consummation of the transactions, generally when mortgage transactions close.

In July 2007 Navidec Mortgage Holdings, Inc., a wholly owned subsidiary of the Company, in conjunction with Northsight Mortgage, and 80% owned subsidiary of the Company began making short term loans to purchasers of residential properties who purchase their property as part of or after the repossession in a foreclosure proceeding.  As of March 31, 2009, the Company had made $789,000 (net of allowance of $340,000) in such loans that have yet to be placed outside the Company in a permanent loan takeout.  The loans are secured by first deeds of trust on residential real estate properties.

Navidec Financial Services, Inc.

ALLOWANCES FOR BAD DEBT

Company receivables are recorded net of an allowance for doubtful accounts which requires management to estimate amounts due which may not be collected.  This estimate requires consideration of general economic conditions, overall historical trends related to the Company's collection of receivables, customer specific payment history, and customer specific factors affecting their ability to pay amounts due.  Management routinely assesses and revises its estimate of the allowance for doubtful accounts.

For the three months ended March 31, 2009, the Company established an allowance against bad debts as follows:

Allowance for short term mortgages receivables	$340,000
Allowance for Real Estate Owned	$738,000
Allowance for Boston Property (Thomas Park)	$ 492,000
Allowance for amounts owed from Jaguar	$1,407,000

ITEM 3.  QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company is exposed to the impact of interest rate changes and change in the market values of the Company's investments. Based on the Company's market risk sensitive instruments outstanding  as of March 31, 2009,  as  described  below,  it has determined  that there was no  material  market risk  exposure to the  Company's consolidated financial position, results of operations, or cash flows as of such date. The Company does not enter into derivatives or other financial instruments for trading or speculative purposes.

INTEREST RATE RISK -  At March 31, 2009, the Company's exposure to market rate risk for changes in interest rates relates primarily to its mortgage services business.  The Company has not used derivative financial instruments in its credit facilities. A hypothetical 10% increase in the Prime rate would not be significant to the Company’s financial position, results of operations, or cash flows.

INFLATION - Company does not believe that inflation will have a material impact on its future operations.

INVESTMENT RISK AND TRADING IN MARKETABLE SECURITIES - Beginning in November, 2008 the Company began to trade in highly-liquid marketable securities.  This account is limited to no more than 35% of the net tangible shareholder equity.  As of March 31, 2009 the value in the Trading Account was $439,000 which consisted of $123,000 in marketable securities and $316,000 in cash.  During the three months ended March 31, 2009, the account value did not exceed $600,000 and the maximum balance of margin was $146,000. During the three months ended March 31, 2009, the Company purchased $37,529,000 in marketable securities and sold $37,416,000 in marketable securities and recognized a gain of $64,000 (15.8% gain based on the January 1, 2009 account value of $405,000) and an unrealized loss of $2,000.

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

As required by SEC Rule 15d-15(b) for the quarter ended March 31, 2009, Mr. McKowen, our Chief Executive Officer and Principal Accounting Officer, carried out an evaluation under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 15d-14 as of the end of the period covered by this report.  Based on the foregoing evaluation, Mr. McKowen has concluded that our disclosure controls and procedures are effective in  timely  alerting  them to material information required  to be included in our periodic SEC  filings  and to  ensure that information required to be disclosed in our periodic SEC filings is accumulated and communicated to our management, including our Chief Executive  Officer, to allow timely decisions regarding required disclosure as a result of the deficiency in our internal control over financial reporting discussed below.

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

Our management, with the participation of the President, evaluated the effectiveness of the Company's internal control over financial reporting as of March 31, 2009. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control -- Integrated Framework. Based on this evaluation, our management, with the participation of the President, concluded that, as of March 31, 2009, our internal control over financial reporting was not effective due to material weaknesses in the system of internal control.

Navidec Financial Services, Inc.

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

As a result of Management’s assessment of the effectiveness of the small business issuer’s internal control over financial reporting as of the year ended December 31, 2008, we believe that internal control over financial reporting has not been effective and we are in the process of improving controls.  We have identified certain material weaknesses of accounting relating to a shortage of qualified information technology, IT personnel and financial reporting personnel due to limited financial resources.  This material weakness can lead to the following:
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

We have hired a full time in-house Certified Public Accountant and have taken the following steps:
•
we have authorized the addition of additional staff members to the finance department to ensure that there are sufficient resources within the department to prepare our financial statements and disclosures in accordance with accounting principles generally accepted in the United States of America;

•
we are in the process of analyzing our processes for all business units and the establishment of formal policies and procedures with necessary segregation of duties, which will establish mitigating controls to compensate for the risk due to lack of segregation of duties., and

•	we are utilizing an accounting system with audit trails;
•	after issuance of quarterly and yearly financials, we password protect any subsequent accounting entries which must be approved by the Controller, or a more senor staff or officer;
•	we have implemented a system to scan source documents into the accounting system;
•	check requests and journal entries over a set amount must be approved;
•	the controller approves checks to be paid before the final check signatures, and
•	we are beginning segregating important finance and accounting functions such as check reconciliation and approvals.

Navidec Financial Services, Inc.

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

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2009, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Navidec Financial Services, Inc.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Northsight Bridge Loan Suit

Northsight is a defendant in a lawsuit filed on April 2, 2008 in Jackson County Circuit Court in Missouri whereby a Northsight bridge loan borrower, Lydia Carson (a co-defendant), is being sued by the former owners of a property for failure to pay the balance of a note made by the borrower to purchase the property from the plaintiffs, Devoe.  On December 31, 2008, the amount owed by Lydia Carson to the Company is $253,000 (note balance of $315,000 less escrow held of $62,000) of which the Company has set up an allowance of $146,000 against the balance of $253,000. The Company is in the process of filing a Motion for Summary Judgment in the matter.

Jaguar Suit

On September 29, 2008, we filed a lawsuit, in the Boulder County District Court, against Jaguar Associated Group, LLC (Broomfield CO); John R. Reinholdt II and the Estate of John R. Reinholdt Sr. (Defendants).   The lawsuit was filed in order to procure payment of the $1,100,000 loan granted by us to Jaguar and additional advances to Jaguar for $307,000.   On November 19, 2008, the court entered a default judgment for $3,107,209 against Jaguar and John R. Reinholdt II.  Presently the Company is working with outside counsel and hired an attorney with real estate collection experience to work full-time, in-house to aid in the collection of this judgment.

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

ITEM 2.  CHANGES IN SECURITIES

During the period of January 1, 2009 through March 31, 2009, the Company did not make any sales of its unregistered securities.

Navidec Financial Services, Inc.

During the period of January 1, 2009 through March 31, 2009, the Company did make purchases of its common stock on the open market.

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (2)
January 1, 2009 through January 31, 2009	87,826	$0.64	93,352
February 1, 2009 through February 28, 2009	12,174	$0.55	105,526
March 1, 2009 through March 31, 2009	25,000	$0.35	130,526
TOTAL	125,000	$0.55	130,526

(1)
 The Company purchased all 125,000 shares of its publicly traded common stock in open market transactions.  The common shares were not purchased any plan or program, nor were the purchases publicly announced prior to purchase.

(2)	On March 11, 2009 the Company’s Board approved past purchases and future purchases of the Company’s stock on the open market with the following parameters:
a.	Trading profits, at the time of purchase of Company stock, realized during the present fiscal year on all securities traded by Navidec; or
b.	An amount equal to a maximum of one percent (1%) of Navidec tangible net assets; or
c.	An amount of re-purchase not to exceed $500,000.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

NONE

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE

ITEM 5.  OTHER INFORMATION

NONE

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

NAVIDEC FINANCIAL SERVICES, INC.(Registrant)
Dated: May 14, 2009	By: /s/ John McKowen
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

Dated: May 14, 2009	By: /s/ John McKowen
John McKowen, President & Chief Accounting Officer

Navidec Financial Services, Inc.

EXHIBIT 32

CERTIFICATION PURSUANT TO
18 U.S.C. 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Navidec Financial Service, Inc. on Form 10-Q for the period ended March 31, 2009, as filed with the  Securities  and Exchange Commission on the date hereof (the "Report"), I, John R. McKowen, Chief Executive  Officer of the  Company,  certify,  pursuant  to 18 U.S.C.  1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

The Report fully complies with the requirements of Section 13(a) or 15(d) of the
Securities Exchange Act of 1934; and

The information contained in the Report fairly presents,  in all  material respects, the financial condition and results of operations of the Company.

Dated: May 14, 2009	By: /s/ John McKowen
John McKowen, President & Chief Accounting Officer