Form 10-Q/A
period 2009-07-21
Navidec Financial Services, Inc.
filed 2009-07-22
CIK 1302946

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

_________________

FORM 10Q/A
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

As of June 30, 2008, there were 9,024,583 shares of the registrant’s common stock issued and outstanding.

EXPLANATORY NOTE

This Form 10-Q/A (the “Amendment”) amends our Form 10-Q for the period ended June 30, 2008, which was filed with the Securities and Exchange Commission on May 15, 2008 (the “Original Filing”). We are filing this Form 10-Q/A to amend Item 1 “Financial Statements” and Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

PART I
ITEM 1. FINANCIAL STATEMENTS

NAVIDEC FINANCIAL SERVICES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In Thousands)

	June 30, 2008	December 31, 2007
	RESTATED	RESTATED
	Unaudited	Audited
ASSETS:
Current Assets:
Cash and cash equivalents	$ 1,874	$ 1,407
Mortgages receivable - net of allowance of $1,021 on June 30, 2008 and $5 on December 31,2007, and unearned income of $103 on June 30, 2008 and $51 on December 31, 2007	5,758	2,148
Note receivable - Jaguar Group LLC - net of allowance of $423 on June 30, 2008 and imputed interest of $24 on June 30, 2008 and $51 on December 31, 2007	653	1,047
Accrued interest receivable	102	45
Advances receivable	5	5
A/R - Jaguar Group LLC (Notes 1, 4)	291	-
Prepaid Expenses	37	62
Total Current Assets	8,720	4,714
Property, equipment and software, net	86	45
Other Assets
Note receivable - (Note 4) - Aegis/Grizzle	450	450
Investment - BPZ Energy - (Notes 2, 4)	1,149	2,541
Investment - Boston Property (Notes 2,4)	1,835	1,279
Real estate owned - net of impairment (Notes 2,4)	803	379
Other assets	11	15
Total Other Assets	4,248	4,664
TOTAL ASSETS	$ 13,054	$ 9,423

LIABILITIES & STOCKHOLDERS' EQUITY:
Current Liabilities:
Advances repayable - related party	$ -	$ 15
Accounts Payable	17	-
Short term borrowings (Note 5)	1,527	286
Accrued taxes and liabilities (Note 8)	1,277	154
Total Current Liabilities	2,821	455

Commitments and Contingencies (Notes 2, 3, 4, 5, 7, 8, 10, 11)

Stockholders' Equity:
Common stock, $0.001 par value, 100,000,000 shares authorized, 9,024,583 shares issued and outstanding at June 30, 2008 and 8,924,583 as of December 31, 2007	9	9
Additional paid-in capital	8,906	8,758
Unrealized gain on securities	633	1,578
Accumulated earnings	685	(1,377)
Total Stockholders' Equity	10,233	8,968
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$ 13,054	$ 9,423
The accompanying notes to consolidated financial statements are an integral part of these statements.

Navidec Financial Services, Inc.

NAVIDEC FINANCIAL SERVICES, INC. AND SUBSIDIARIES
Consolidated Statement of Income
(In Thousands)
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	RESTATED	RESTATED	RESTATED	RESTATED
Revenue
Mortgage Fees and related services	$ 262	$ 156	$ 551	$ 380
Interest and other revenues	206	-	239	-
Cost of revenues	(316)	(117)	(502)	(259)
Gross Profit	152	39	288	121

Operating Expenses:
General and administrative	1,787	329	2,397	579
Depreciation and amortization	2	2	10	4
Total operating expenses	1,789	331	2,407	583
Loss from operations	(1,637)	(292)	(2,119)	(462)

Other income (expense)
Gain on sale of investments	3,148	471	5,635	536
Other (loss) or Gain	-	-	-	52
Misc non-operating income/(expense)	22	-	(42)	-
Interest income	9	50	9	-
Interest (expense)	(56)	-	(87)	-
Total other income	3,123	521	5,515	588
Net Income before minority interest and income tax	1,486	229	3,396	126

Minority Interest in consolidated subsidiary	-	(4)	-	(2)

Net Income before taxes	1,486	225	3,396	124

Income Taxes
Provision for income tax	(621)	-	(1,334)	-

Net Income	$ 865	$ 225	$ 2,062	$ 124

Earnings Per Share:
Basic	$ 0.10	$ 0.03	$ 0.23	$ 0.01

Weighted Average Shares Outstanding:
Basic	9,025	8,483	9,025	8,483
The accompanying notes to consolidated financial statements are an integral part of these statements.

Navidec Financial Services, Inc.

NAVIDEC FINANCIAL SERVICES, INC. AND SUBSIDIARIES
Consolidated Statement of Cash Flows
(In Thousands)
	For the Six Months Ended
	June 30,
	2008	2007
	RESTATED	RESTATED
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities:
Net Income	$ 2,062	$ 124
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation expense	10	2
Gain on sale of investments	(5,635)	(536)
Increase in reserves and impairments	1,439	-
Gain on settlement of debt	-	(50)
Minority interest	-	2
Changes in operating assets and liabilities:
Deferred Revenue	52	-
Accounts receivable	(291)	22
Prepaid expenses and other assets	(31)	42
Short term loans receivable	(4,566)	300
Accounts payable	2	(22)
Accrued liabilities and other	744	29
Net Cash (Used) in Operating Activities	(6,214)	(87)

Cash Flows from Investing Activities:
Investments (increased)/decreased:
Boston real estate	(556)	-
Other real estate (See supplemental information below)	-	-
Marketable securities purchased	(2,088)	(420)
Proceeds from marketable securities sold	8,126	1,485
Increase of borrowings	1,241	-
Increase in fixed assets	(51)	-
Other assets	4	-
BPZ legacy options exercised	-	479
Net Cash Provided by Investing Activities	6,676	1,544

Cash Flows from Financing Activities:
Exercise of stock options	5	50
Net Cash Provided by Financing Activities	5	50
Net Increase in Cash & Cash Equivalents	467	1,508
Beginning Cash & Cash Equivalents	1,407	179
Ending Cash & Cash Equivalents	$ 1,874	$ 1,687

Supplemental Disclosure of Cash Flow Information
Cash paid for Interest	$ 11	$ -
Cash paid for Income Taxes	$ 350	$ -
Non-cash exchange of receivable for real estate notes	$ 586	$ -
Non-cash exchange of receivable	$ -	$ 150
The accompanying notes to consolidated financial statements are an integral part of these statements.

Navidec Financial Services, Inc.

NAVIDEC FINANCIAL SERVICES, INC. AND SUBSIDIARIES
Consolidated Statement of Stockholders’ Equity
For the Years Ended December 31, 2007 and 2008 and the Six Months ended June 30, 2008
(In Thousands)
(Unaudied)
(Restated)

	Voting
	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Profit (Deficit)	Stockholder Equity

Balances, December 31, 2006 (as restated)	7,950	$8	$9,413	$1,483	$(3,973)	$6,931
Adjust unrealized gains	-	-	-	(902)	-	(902)
Reverse incorrect entry	-	-	(1,203)	-	-	(1,203)
Legal Settlement	-	-	-	-	295	295
Balances, December 31, 2006 (as restated)	7,950	8	8,210	581	(3,678)	5,121

Net income	-	-	-	-	2,301	2,301
Options exercised	1,000	1	49	-	-	50
Correct BPZ transaction	33	-	2	-	-	2
Correct private placement	9	-	-	-	-	-
Legacy Option Exercise	-	-	647	-	-	647
Treasury stock – Armijo settlement	(68)	-	(150)	-	-	(150)
Gain on marketable securities	-	-	-	997		997
Balances, Dec 31, 2007	8,924	9	8,758	1,578	(1,377)	8,968

Net income	-	-	-	-	2,062	2,062
Options exercised	100	-	5	-	-	5
Change in unrealized gains	-	-	-	(1,578)	-	(1,578)
Lost BPZ stock (Notes 2, 4)	-	-	143	633	-	776
Balances - June 30, 2008	9,024	$9	$8,906	$633	$685	$10,233
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

Starting in July 2007, NFS began lending money to Northsight to enable Northsight to make short term, first deed of trust collateralized loans to borrowers who are purchasing deeply discounted or foreclosed residential real estate in Arizona and Colorado.   During the year ended December 31, 2007, NFS had lent Northsight approximately $5,826,000.  The loans to Northsight yield 12% and are callable on demand by NFS.  As of June 30, 2008, NFS had approximately $5,861,000 (net of allowance) and as of December 31, 2007 had $2,148,000 in short term bridge loans outstanding.  Short term bridge loans outstanding grew by 173% in the six months ended June 30, 2008 compared to December 31, 2007 balances.

During the quarter ended June 30, 2008, we incurred an operating loss of $1,637,000 compared to an operating loss of $292,000 for the quarter ending June 30, 2007.  The increase in the loss is largely due to the Company establishing reserves against notes receivable and real estate owned in the amount of $1,637,000.

Navidec Financial Services, Inc.

During the quarter ending June 30, 2008, the Company sold 174,813 shares of BPZ Energy in the open market at an average price per share of $23.33. This activity produced a onetime gain, before taxes, of approximately $3,117,000. Other gains from sale of investments were $31,000 for the quarter ended June 30, 2008.  During the quarter ending June 30, 2008, the Company liquidated all of their position in BPZ Energy.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The unaudited consolidated financial statements and related notes for the six months ended June 30, 2008 and 2007, presented herein have been prepared by the management of NFS and its subsidiaries pursuant  to the rules and regulations of the Securities and Exchange Commission.  Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations.  Operating results for the six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the full year.  It is suggested that these unaudited consolidated financial statements be read in conjunction with the December 31, 2007 audited consolidated financial statements.

In the opinion of management, all adjustments (consisting only of normal recurring adjustments), which are necessary for a fair presentation of operating results for the interim period presented have been made.

RESTATEMENT OF RESULTS

Subsequent to the issuance of the Company's audited financial statements for the year ended December 31, 2008, the Company determined that it would restate its financial statements for the year ended December 31, 2007 as contained in its Annual Report on Form 10KSBA, dated April 28, 2008 and the Form 10-Qs for the quarterly periods ended March 31, 2008, June 30, 2008 and September 30, 2008.

As a result of the revocation of the registration with the Public Accounting Oversight Board (PCAOB) of its previous auditors, Jaspers + Hall, PC, the Company was required to engage new PCAOB registered accountants and re-audit its 2007 Financial Statements.

Navidec Financial Services, Inc.

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

As a result, the Company over stated its earnings from the sale of BPZ shares by $1,842,000 during the year ended December 31, 2007.  In the restatement of the December 31, 2007 financial statements, the $1,842,000 was accounted for as an increase in Additional Paid In Capital, to correct the previous incorrect reduction in Additional Paid In Capital.  The result from the change was a decrease in Retained Earnings of $1,842,000 and an increase of $1,842,000 in Additional Paid In Capital.  This correction resulted in no overall change in Stockholders’ Equity.

Due to using the incorrect BPZ cost, as of December 31, 2006, the BPZ asset and the corresponding unrealized gain on securities were overstated by approximately $900,000. Also in 2006, an additional 100,000 shares of BPZ were received by the Company via a default judgment received by the Company.  A fair market value of approximately $300,000 was not recognized upon receipt, which amount would increase earnings in 2006 by $300,000. In addition, the Company had incorrectly recorded an increase of $1,200,000 to Additional Paid In Capital in 2005.  The net impact on December 31, 2006 Stockholders’ Equity was an approximate $1,800,000 reduction.

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

The Company also corrected deferred revenue from mortgage origination and accrued expenses at December 31, 2007, that were previously recorded in 2008 of approximately $200,000.  This correction resulted in a decrease of the Company’s 2007 net income of $200,000; however, the correction increased revenue and decrease expenses by the same amount for the year ended December 31, 2008.

Further, in May 2009, the accounting staff began a review of all of the Company’s ownership and transactions in BPZ Energy, Inc. common stock.  During this internal review, the Company discovered that an additional 39,088 shares of BPZ were due from BPZ to the Company based on a past cashless exercise of Navidec legacy options.  It is estimated that these shares were due to the Company toward the end of the year ended December 31, 2006, so the fair market value of the stock ($3.65 per share) for a total fair market value of $143,000 at December 31, 2006 is used for book basis.  At June 30, 2008 this increased the Investment in BPZ by $1,149,000, increased deferred tax liability by $373,000, and increased unrealized gain by $633,000.

No adjustment was made at December 31, 2007 and 2006 because the value of the additional 39,088 shares in BPZ at those dates was deemed to be immaterial.  (Also see Note 4)

Navidec Financial Services, Inc.

June 30, 2008 Detail of Restated Financials
(In Thousands)

	June 30,
	2008	June 30,
	Originally	2008
	Reported	RESTATED	CHANGES
ASSETS:
Current Assets:
Cash and cash equivalents	$ 1,873	$ 1,874	$ 1
S/T Mortgages receivable - net of allowance	6,030	5,758	(272)
Note receivable - Jaguar Group LLC - net of allowance of $ 423 on June 30, 2008 and unearned income of $24 on June 30, 2008 and $51 on December 31, 2007	677	653	(24)
Accrued interest receivable	88	102	14
Advances receivable	17	5	(12)
A/R - Jaguar Group LLC (Notes 1, 4)	291	291	-
Prepaid Expenses	-	37	37
Total Current Assets	8,976	8,720	(256)
Property, equipment and software, net	68	86	18
Other Assets
Note receivable - (Note 4) - Aegis/Grizzle	450	450	-
Investment - BPZ Energy - (Note 5)	-	1,149	1,149
Investment - Boston Property (Note 5)	1,890	1,835	(55)
Real estate owned - net of impairment (Note 5)	791	803	12
Other assets	-	11	11
Total Other Assets	3,131	4,248	1,117
TOTAL ASSETS	$ 12,175	$ 13,054	$ 879

LIABILITIES & STOCKHOLDERS' EQUITY:
Current Liabilities:
Advances repayable - related party	$ -	$ -	$ -
Accounts Payable	17	17	-
Short term borrowings (Note 7)	1,527	1,527	-
Accrued taxes and liabilities	870	1,277	407
Total Current Liabilities	2,414	2,821	407

Stockholders' Equity:
Common stock, $0.001 par value, 100,000,000 shares authorized, 9,024,583 shares issued and outstanding at June 30, 2008 and 8,924,583 as of December 31, 2007	9	9	-
Additional paid-in capital	7,546	8,906	1,360
Treasury stock	(150)	-	150
Unrealized gain on securities	-	633	633
Accumulated earnings (losses)	2,356	685	(1,671)
Total Stockholders' Equity	9,761	10,233	472
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$ 12,175	$ 13,054	$ 879

Navidec Financial Services, Inc.

December 31, 2007 Detail of Restated Financials
(In Thousands)

	December 31,	December 31,
	2007	2007
	Previously Reported	RESTATED	Change
ASSETS:
Current Assets:
Cash and cash equivalents	$ 1,424	$ 1,407	$ (17)
Marketable securities	-	-	-
Accounts receivable, net	-		-
S/T Mortgages receivable	2,204	2,148	(56)
S/T Note receivable - Jaguar Group LLC	1,100	1,047	(53)
Accrued interest receivable	46	45	(1)
Advances receivable - related party	5	5	-
Prepaid expenses	-	62	62
Total Current Assets	4,779	4,714	(65)

Property, equipment and software, net	39	45	6

Other Assets
Notes receivable - (Note 4) - Aegis/Grizzle	450	450	-
Investment - BPZ Energy - (note 4A)	3,354	2,541	(813)
Investments - (Note 4A)	1,639	1,658	19
Other assets	15	15	-
Goodwill	-	-	-
Total Other Assets	5,458	4,664	(794)
TOTAL ASSETS	$ 10,276	$ 9,423	$ (853)
LIABILITIES & STOCKHOLDERS' EQUITY:
Current Liabilities:
Accounts payable	$ 15	$ 15	$ -
Short term borrowings (Note 5A)	285	286	1
Accrued taxes and liabilities	102	154	52
Total Current Liabilities	402	455	53

Stockholders' Equity:
Common stock	9	9	-
Additional paid-in capital	7,402	8,758	1,356
Unrealized gain on securities	2,149	1,578	(571)
Accumulated earnings / (deficit)	314	(1,377)	(1,691)
Total Stockholders' Equity	9,874	8,968	(906)
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$ 10,276	$ 9,423	$ (853)

Navidec Financial Services, Inc.

(in Thousands)
	For the Three Months Ended			For the Six Months Ended
	June 30, 2008			June 30, 2008
	Originally Reported	RESTATED	Change	Originally Reported	RESTATED	Change
Revenue
Mortgage services and fees	$ 351	$ 262	$ (89)	$ 454	$ 551	$ 97
Interest revenues	123	206	83	169	239	70
Cost of Sales	(120)	(316)	(196)	(191)	(502)	(311)
Gross Profit	354	152	(202)	432	288	(144)
Operating Expenses:
General and administrative	1,858	1,787	(71)	2,523	2,397	(126)
Depreciation and amortization	2	2	-	3	10	7
Total operating expenses	1,860	1,789	(71)	2,526	2,407	(119)
Loss from operations	(1,506)	(1,637)	(131)	(2,094)	(2,119)	(25)

Other income (expense)
Gain on sale of investments	3,052	3,148	96	5,422	5,635	213
Other (loss) or Gain	-	-	-	-	-	-
Net rental income	8	-	(8)	7	-	(7)
Misc non-operating income/(expense)	(5)	22	27	(70)	(42)	28
Interest income	5	9	4	23	9	(14)
Interest (expense)	(2)	(56)	(54)	(26)	(87)	(61)
Total other income	3,058	3,123	65	5,356	5,515	159
Net Income (Loss) before taxes	1,552	1,486	(66)	3,262	3,396	134
Provision for income tax	(941)	(621)	320	(1,196)	(1,334)	(138)
Net Income (Loss)	$ 611	$ 865	$ 254	$ 2,066	$ 2,062	$ (4)

Earnings Per Share:
Basic	$ 0.07	$ 0.10	$ 0.03	$ 0.23	$ 0.23	$ -
Weighted Average Shares Outstanding:
Basic	9,025	9,025		9,025	9,025

Navidec Financial Services, Inc.

(in Thousands)
	For the Three Months Ended			For the Six Months Ended
	June 30, 2007			June 30, 2007
	Originally Reported	RESTATED	Change	Originally Reported	RESTATED	Change
Revenue
Mortgage services and fees	$ 156	$ 156	$ -	$ 380	$ 380	$ -
Interest revenues	-	-	-	-	-	-
Cost of Revenue	-	(117)	(117)	-	(259)	(259)
Gross Profit	156	39	(117)	380	121	(259)

Operating Expenses:
General and administrative	446	329	(117)	838	579	(259)
Depreciation and amortization	2	2	-	4	4	-
Total operating expenses	448	331	(117)	842	583	(259)
Loss from operations	(292)	(292)	-	(462)	(462)	-

Other income (expense)
Gain on sale of investments	868	471	(397)	1,067	536	(531)
Other (loss) or Gain	-	-	-	52	52	-
Interest income	50	50	-	-	-	-
Total other income	918	521	(397)	1,119	588	(531)
Net Income before minority interest and income tax	626	229	(397)	657	126	(531)

Minority Interest
Minority interest in consolidated subsidiary	-	(4)	(4)	(8)	(2)	6
Net Income (Loss) before taxes	626	225	(401)	649	124	(525)

Income Taxes
Provision for income tax	-	-	-	-	-	-
Net Income (Loss)	$ 626	$ 225	$ (401)	$ 649	$ 124	$ (525)

Earnings Per Share:
Basic	$ 0.08	$ 0.03	$ (0.05)	$ 0.08	$ 0.01	$ (0.07)
Weighted Average Shares Outstanding:
Basic	7,983	8,483	500	7,983	8,483	500

Navidec Financial Services, Inc.

PRINCIPLES OF CONSOLIDATION AND MINORITY INTEREST

The accompanying consolidated financial statements include the accounts of NFS and its subsidiary, Northsight, Inc., Northsight Mortgage formerly known as Navidec Mortgage Holdings, Inc., and Southie Development, LLC. NFS owns 98% of Northsight and the former minority member or Northsight Mortgage Group, LLC owns 2% of Northsight, Inc.  NFS owns 100% of Southie Development, LLC.   As Of December 31, 2007, Northsight Inc had a negative stockholders’ equity, therefore the consolidated financial statements do not include a liability for minority interest.  As of June 30, 2008, Northsight Inc. had a positive stockholders’ equity, therefore the consolidated financial statements include a liability for minority interest.

All significant inter-company balances and transactions have been eliminated in consolidation.

RECLASSIFICATION

Certain amounts previously reported have been reclassified to conform to current presentation.  For the three and six months ended June 30, 2008 and June 30, 2007 certain facility related expenses, loan officer commissions and salaries, sales manager salaries and payroll overhead, and advertising costs were reclassified to the cost of loans.

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

The Company performs ongoing evaluations of its clients' financial condition and generally does not require collateral, except for billings in advance of work performed.  Management reviews accounts receivable periodically and reduces the carrying amount by a valuation allowance that reflects management's best estimate of amounts that may not be collectible.  Allowances, if any, for uncollectible accounts receivable are determined based upon information available and historical experience.  As of December 31, 2007 the allowance for short term mortgage receivables was $5,000.  During the six months ended June 30, 2008, based on current market conditions and experience with loan payments, the Company increased the allowance by $1,016,000 for an allowance against short term mortgages receivable of $1,021,000.

Navidec Financial Services, Inc.

During the six months ended June 30, 2008, the real estate owned and being developed allowances were reviewed and adjusted.  As a result of the review the real estate owned allowance was increased by $198,000 for the six months ended June 30, 2008.

Other financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents. At June 30, 2008 and December 31, 2007, the Company had $1,847,000 and $1,407,000, respectively, of cash or cash equivalents in financial institutions in excess of amounts insured by agencies of the U.S. Government.  As of June 30, 2008 one account had a balance of $198,000 and one account had a balance of $1,647,000.  All other accounts were under the FDIC insurance limits.

No revenue to unaffiliated customers represented 10% or more of the Company’s revenue for the six months ended June 30, 2008.

NOTES RECEIVABLE

The Company carries its notes receivable at cost or loan balance, subject to the valuation procedures described below.  The book value of these financial instruments is representative of their fair values. As of June 30, 2008 and December 31, 2007, the Company had a total of $5,861,000 and $2,148,000, respectively, invested in notes receivable, net of an allowance for bad debt of $1,021,000 and $5,000 respectively.

Interest is accrued monthly on notes receivable as earned and is no longer accrued if the loan becomes more than 90 days past due.   The Company provides a valuation for certain loans that are delinquent.  The valuation account is netted against notes receivable.  As of June 30, 2008 and December 31, 2007, no loans were in excess of 90 days past due.

ALLOWANCE FOR BAD DEBT

NFS’s policy on allowances for bad debt determines the timing and recognition of expenses.  The Company follows guidelines for allowances based off of historical and account specific trends; however, certain judgments affect the application of NFS bad debt allowance policy. NFS receivables are recorded net of an allowance for doubtful accounts which requires management to estimate amounts due which may not be collected.  This estimate requires consideration of general economic conditions, overall historical trends related to the Company’s collection of receivables, customer specific payment history, and customer specific factors affecting their ability to pay amounts due.  Management routinely assesses and revises its estimate of the allowance for doubtful accounts.  As of year ended December 31, 2007, the Company had a $5,000 allowance for that debt. As of June 30, 2008 the Company had a $1,021,000 allowance against the short term mortgages and an allowance of $423,000 against the Jaguar notes receivable.

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

Navidec Financial Services, Inc.

INVESTMENTS

Investments in  publicly traded equity securities over  which NFS does not exercise significant influence are recorded at market value in accordance with Financial Accounting Statement (“FAS”) No. 115, "Accounting for Certain Investments in Debt and Equity Securities", which requires that all applicable investments be classified as trading securities, available for sale securities or held-to-maturity securities. The Company has investments treated as available-for-sale securities that are restricted from sale in the open market under Section 144 and have limited trading volume.  There can be no assurance that we will realize the recorded value of this investment due to the size of the investment and its limited trading volume.  Comprehensive income includes net income or loss and changes in equity from the market price variations in stock and warrants held by the Company.  The Company's comprehensive gain for the quarter ended June 30, 2008 was $3,148,000.

Investments in non-publicly traded equity securities or non-marketable equity securities are stated at the lower of cost or estimated realizable value.

OTHER REAL ESTATE OWNED

Other real estate owned, at June 30, 2008, is comprised of real estate and other assets acquired through foreclosure, acceptance of a deed in lieu of foreclosure or otherwise acquired from the debtor in lieu of repayment of the debt. Assets acquired through or instead of loan foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. Revenues, expenses and subsequent adjustments to fair value less estimated costs to sell are classified as expenses for other real estate owned.

Part 1—Real estate owned at end of period (in thousands)						Part 2—Rental income (in thousands)
Column A—List classification of property as indicated below	Column B—Amount of incumbrances	Column C—Initial cost to company	Column D—Cost of improve- ments, etc.	Column E—Amount at which carried at close of period	Column F—Reserve for depreciation and Impairments	Column G—Rents due and accrued at end of period	Column H—Total rental income applicable to period	Column I—Expended for interest, taxes, repairs and expenses	Column J—Net income applicable to period
Farms
Residential
Colorado	250	667		667	(113)		11	3	8
Arizona		322		334	(65)			1	(1)
Massachusetts	558	1,200	635	1,835
Apartments and business
Unimproved
Total	808	2,189	635	2,836	(198)		11	4	7
Rent from properties sold during period
Total	808	2,189	635	2,836	(198)		11	4	7

Navidec Financial Services, Inc.

Real Estate Detail (in thousands)	Boston Property	Other Real Estate Owned	Total
Beginning Balance, January 1, 2008	$1,279	$379	$1,658
Additions during the period:
Acquisitions through foreclosure		586	586
Other acquisitions
Improvements, etc.	556	36	592
Other (describe)
Deductions during the period:
Cost of real estate sold
Impairments		(198)	(198)
Other (describe)
Ending Balance, June 30, 2008	$1,835	$803	$2,638

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

Below is a summary of property and equipment:

Asset Type	Life in Years	June 30, 2008	December 31, 2007
Office equipment & Furniture	5 – 7	$ 122,000	$ 91,000
Computers	3	24,000	24,000
Subtotal		146,000	115,000
Less Accumulated Depreciation		60,000	70,000
Net Book Value		$ 86,000	$ 45,000

GOODWILL AND INTANGIBLE ASSETS

NFS does not carry any intangible assets or goodwill on its books as of June 30, 2008.

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

Navidec Financial Services, Inc.

REVENUE RECOGNITION

Interest Revenues

Revenues from interest are recorded at the time they are earned thus the revenues shown are for interest actually received and the accruals for that which is due to the Company. Interest revenues for the six months ended June 30, 2007 were approximately $239,000 and were $206,000 for the three months ended June 30, 2008.

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

Loan origination fees and other lender fees received by the Company are deferred and recognized as income over the life of the loan, which is normally 90 days. During the six months ended June 31, 2008 and the year ended December 31, 2007, the Company recognized income totaling $551,000 and $643,000, respectively from origination fees.  At June 30, 2008, the Company had deferred revenue of $103,000, and deferred revenue of $51,000 at December 31, 2007.

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

At June 30, 2008, the Company had an accrued income tax liability of $983,000 related primarily to profits generated on the sale of stock assets.

During the six months ending June 30, 2008, the Company evaluated book versus tax.  This analysis gave rise to a tax expense of $1,334,000 for the six months ended June 30, 2008, with $1,249,000 as a liability as of June 30, 2008.    Of the $1,249,000 tax liability, $876,000 is currently payable and $373,000 is deferred based on the projected gain on the sale of the BPZ.

Navidec Financial Services, Inc.

MARKETING AND ADVERTISING EXPENSES

For the six months ended June 30, 2008 and 2007, the Company incurred $33,000 and $10,000, respectively on advertising and marketing.  The Company expenses these costs when incurred.

NET INCOME (LOSS) PER SHARE

Basic net income per share is computed by dividing net income available to common shareholders for the period by the weighted average number of common shares outstanding for the period. Diluted net income per share is computed by dividing the net income for the period by the weighted average number of common and potential common shares outstanding during the period.

The dilutive effect of 6,396,510 options and warrants at June 30, 2008 (6,496,510 options and warrants at June 30, 2007), has not been included in the determination of diluted earnings per share since, under FAS-128 they would anti-dilutive.

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

COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) includes net income or loss and changes in equity from the market price variations in the BPZ stock held by the Company.   During the six months ended June 30, 2008, all of the remaining shares of BPZ were sold representing a gain of $5,604,000 and a gain of approximately $536,000 for the six months ending June 30, 2007.

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

Navidec Financial Services, Inc.

There were various other accounting pronouncements during 2007 and 2008, none of which are expected to have a material effect on the Company’s financial statements.

NOTE 3 – NOTES RECEIVABLE

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

In July 2007, Northsight, Inc. (formerly Navidec Mortgage Holdings, Inc.), a 98% owned subsidiary of the Company, began making short term loans to purchasers of residential properties who purchase their property as part of or after the repossession in a foreclosure proceeding.  As of June 30, 2008, the Company had made approximately $5,861,000 in such loans, net of allowance of $1,021,000.  The loans are made primarily to good credit borrowers and are collateralized by a first mortgage on the purchased properties.  The average numbers of days outstanding for the loans are less than 90 days, and the primary takeout on the loans is long term financing through secondary sources such as the Federal National Mortgage Association.

As of December 31, 2007, the Company had $2,148,000 in short term bridge loans outstanding.  Short term bridge loans outstanding grew by 173% in the six months ended June 30, 2008 compared to December 31, 2007 balances.  This increase is due to increased marketing of the short term loan offering by the Company.

In June 2008, the Company transferred the ownership of the short term loans from Northsight, Inc. to the Company.  Due to this transfer, the Company funds and owns the loans.  There is no longer an intercompany transfer of funds.

On December 13, 2007, Northsight, Inc. (formerly Navidec Mortgage Holdings, Inc.) entered into a loan agreement with Welend Associated Group, LLC, a Colorado limited liability company and Jaguar Group, LLC, (Jaguar) a Colorado limited liability company, each with joint and severable liability, in the amount of $1,100,000. The note carries an interest rate of 0% and has a maturity date of six months from the date of the note. As consideration for making the loan to Jaguar, the Company received the ability to utilize Jaguar’s line funding capabilities through third party lenders.  Security for the note is a first security interest in the debtor’s warehouse line of credit with Colorado State Bank.  As of June 30, 2008 there is an additional receivable from Jaguar for approximately $291,000 which represents loans funded by NFS but not yet funded by Jaguar.  Further, as of June 30, 2008, there were $968,200 in payables to Jaguar representing loans made by NFS that are owed to Jaguar.

Navidec Financial Services, Inc.

Subsequent to June 30, 2008, NFS became aware of operational issues at Jaguar.  Based on this concern, management decided to establish an allowance against the receivables from Jaguar, which, as for June 30, 2008 was the note receivable from Jaguar or $1,100,000, the account receivable from Jaguar of $291,000, less the payable owing to Jaguar of $968,200, for a net reserve of $423,000.

Summary of Receivables

Note From	Due	Principal Amount	6/30/08 Balance	Annual Interest rate	Accrued Interest	Collateral
Robert Grizzle	Oct 17, 2009	$450,000	$450,000	8%	$42,000	Shares and options in Navidec and Aegis
Welend-Jaguar	June 13, 2008	1,100,000	1,391,000	0%	$-0-	Junior security in residential mortgages
Short term home mortgages	Various and on-going	6,985,000	6,882,000	9.95% to 14%	$60,000	First mortgage
Total			$8,723,000		$102,000
Less: Impairments			1,444,000
Less Deferred Income and imputed interest			127,000
Net Balance			$7,152,000

NOTE 4 – INVESTMENTS

In December 2007, Northsight, Inc. (a 98% owned subsidiary of the Company) purchased a 3 unit property in Boston, Massachusetts, known as Thomas Park. The objective is to rehabilitate the property and then sell it.  During the quarter ending June 30, 2008, this property was transferred to Southie Development, LLC (a 100% owned subsidiary of the Company).  As of June 30, 2008, the Company and subsidiaries had invested a total of $1,765,000 in the property.  Part of this investment is funded by a $1,200,000 line of credit from Mt. Washington Cooperative Bank, of which $558,000 was due on this line as of June 30, 2008.  (Also see Note 5.)

During the six months ended June 30, 2008, the Company took title to properties with a value of $586,000 for non-payment.  The Company has expended fix up costs on these properties and have added the cost to their valuation.  All of these properties are held as real estate owned and some provide rental income to Southie. The properties may be held to rent or may be sold in the future.  At March 31, 2009, the valuation of other real estate owned properties is $1,001,000 less an allowance of $198,000, for a net balance of $803,000.  It is management’s belief that the carrying value of these properties is less than the fair market value.

During the quarter ending June 30, 2008, the Company transferred these properties from its subsidiary, Northsight, Inc. to its other subsidiary, Southie Developments LLC.

Navidec Financial Services, Inc.

Further, in May 2009, the accounting staff began a review of all of the Company’s ownership and transactions in BPZ Energy, Inc. common stock.  During this internal review, the Company found that 39,088 shares of BPZ were due from BPZ to the Company based on a past cashless exercise of Navidec legacy options.  It is estimated that these shares were due the Company toward the end of 2006, so the fair market value of the stock was $143,000 ($3.65 per share) at December 31, 2006 and is used for book basis and the computation of unrealized and realized gains.

As of June 30, 2008, the 39,088 shares of BPZ had a market price of $19.40 per share for a total valuation of $1,149,000.   The Company recognized $373,000 in deferred taxes on the unrealized gain and an unrealized gain of $633,000.

NOTE 5 – SHORT TERM BORROWINGS

Effective August, 2007 the Company’s subsidiary Northsight, Inc. arranged for a bank line of credit.  During the three months ended March 31, 2008, the subsidiary had drawn and repaid a total of approximately $155,000 against a total line of $3,000,000.  The line expired on August 31, 2008 and the Company did not renew the line of credit.

In May 2008, Northsight arranged for a construction line of credit for $1,200,000, due November 2009.  Proceeds from this line are used strictly for the renovation of the Thomas Park property in Boston with the intent to resale.  As for June 30, 2009, the balance outstanding was $558,000.  This construction line is due November 19, 2009 with interest only payments at prime +2%, with a floor at 7%.  The line contains the general covenants which management believes are in full compliance.   (Also see Note 4)

As of June 30, 2008, the Company owed Jaguar $968,200.  This amount is from payments made to the Company from Jaguar for residential mortgage loans made and funds advanced by Jaguar. (Also see Note 3)

NOTE 6 – INFORMATION ON BUSINESS SEGMENTS

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

Navidec Financial Services, Inc.

Operating results for each of the segments of the Company are as follows:

	For the Six Months Ended			For the Six Months Ended
	June 30, 2008			June 30, 2007
	Restated (Data in thousands)			(Data in thousands)
	Navidec			Navidec
	Financial	Northsight	Southie	Financial	Northsight	Southie
	Services	Inc	LLC	Services	Inc	LLC

Revenue	$ 53	$ 738	$ -	$ -	$ 380	$ -
Cost of Sales	-	502	-	-	-	-
Gross Profit	53	236	-	-	380	-

Operating Expenses
General and Administrative	1,788	369	198	378	460	-
Depreciation	4	6	-	4	-	-
Total Operating Expenses	1,792	375	195	382	460	-

Other Income/(Expense)
Gain on sale of investments	5,635	-	-	536	-	-
Interest income	-	-	-	52	-	-
Interest expense	(37)	(20)	(30)	-	-	-
Other income/(expense)	(73)	-		-	-	-
Total Other Income/(Expense)	5,525	(20)	(30)	588	-	-

Minority Interest	-	(6)	-	-	(2)	-
Income Tax (Expense) Benefit	(1,420)	76	10	-	-	-
Net Income (Loss)	$ 2,366	$ (89)	$ (215)	$ 206	$ (82)	$ -

NOTE 7 - CAPITAL LEASES OBLIGATIONS

NFS acquired no property under capital lease arrangements during the six months ended June 30, 2008 or 2007.

NOTE 8 – INCOME TAXES

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

During the six months ending June 30, 2008, the Company evaluated book versus tax.  This analysis gave rise to a tax expense of $1,334,000 for the six months ended June 30, 2008, with $1,249,000 as a liability as of June 30, 2008.  Of the $1,249,000 tax liability, $876,000 is currently payable and $373,000 is deferred based on the projected gain on the sale of the BPZ.

Navidec Financial Services, Inc.

Statutory Rate Reconciliation
Federal Rate	34.00%
State Rate	4.63%
Federal benefit of State Rate	(1.57)%
Net Effective Rate	37.06%

Deferred Tax and Tax Liability Computation for 2008
Federal (000s)
Book Income before taxes	$ 3,390

Tax Adjustments:
Additions (Temporary):
Non-deductible impairments	198
Additions (Permanent):
Entertainment exclusion	5
Projected Taxable Income	$ 3,593
Net Effective rate	37.06%
Projected Tax - current	$ 1,334

NOTE 9 - EQUITY TRANSACTIONS

COMMON STOCK

During the six months ended June 30, 2008, the Company issued 100,000 shares of its common stock in exchange for the exercise of 100,000 options.

STOCK OPTIONS

During the six months ended June 30, 2007, the Company received $479,000 from the exercise of legacy stock options in Old Navidec.

During the six months ended June 30, 2008, a shareholder of the Company exercised options exercisable for 100,000 shares of the Company’s restricted common stock at $0.05 per share.

During the six months ended June 30, 2008, no options expired.

At June 30, 2008, all outstanding and exercisable options were fully vested.  The aggregate intrinsic value of outstanding fully-vested options as of June 30, 2008 was approximately $5,838,000.

A summary of the option plan is as follows:

Navidec Financial Services, Inc.

	2008
	Shares	Weighted Average Exercise Price
Outstanding, January 1, 2008	3,681,510	$ 1.18
Granted	-	-
Cancelled	-	-
Expired	-	-
Exercised	(100,000)	-
Outstanding, June 30, 2008	3,581,510	$ 1.18
Options Exercisable , June 30, 2008	3,581,510	$ 1.18

WARRANTS

At June 30, 2008, the following warrants to purchase common stock were outstanding:

Number of common shares covered by warrants	Exercise Price	Expiration Date
1,332,500	$ 4.00	August 2010
1,332,500	2.00	August 2010
150,000	1.00	July 2010
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

The amounts due at base rate are as follows:

Period	Amount Due
July – Dec 2008	$69,000
2009	$137,000
2010	$105,000
2011	$12,000

DEFINED CONTRIBUTION PLAN

NFS has a 401(k) profit sharing plan (the “Plan").  Subject to limitations, eligible employees may make voluntary contributions to the Plan. The Company may, at its discretion, make additional contributions to the Plan. The Company did not contribute during the quarter ended June 30, 2008.

Navidec Financial Services, Inc.

NOTE 11 – RELATED PARTIES

The Company rents part of the CEO’s private home for the CEO’s office for $3,500 per month in 2008 and $1,750 per month in 2007.  There is no long term commitment for this payment.   Based on the square footage, furniture and fixture and amenities, Management believes that this rent payment approximates the fair market value.

NOTE 12 – SUBSEQUENT EVENTS

On July 1, 2008, the Company awarded options to purchase 200,000 shares of the Company’s stock at $2.00 per share to a newly appointed director.  One-third of these shares vest upon the granting date, 1/3 of the shares in 12 months from the grant date and the remaining amount in two years from the grant date.  The term of the option agreement is 10 years.

On July 28, 2008, the Company awarded options to purchase 200,000 shares of the Company’s stock at $2.00 per share to a new employee.  One-third of the shares vest in 12 months of the grant date, 1/3 of the shares vest in 24 months of the grant date and the remaining vest in 36 months from the grant date.  The term of the option agreement is 10 years.

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

NFS owns 98% of its subsidiary, Northsight, Inc. (“Northsight”).   Northsight is focused on the Arizona (through its subsidiary Northsight, Mortgages Group, LLC) and Colorado mortgage markets and is primarily engaged in the business of marketing and brokering mortgages collateralized by real estate with an emphasis on providing credit worthy individuals with interim financing for the purchase of repossessed or auctioned residential properties.

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

On July 1, 2008, Ms. Jolee Henry was appointed to the Board of Directors.  Ms. Henry received an option exercisable for 200,000 shares of the Company’s stock at $2.00 per share.  One-third of these shares vest upon the granting date, 1/3 of the shares in 12 months from the grant date and the remaining amount in two years from the grant date.  The term of the option agreement is 10 years.

Navidec Financial Services, Inc.

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

RESULTS OF OPERATIONS

For the Three Months Ended June 30, 2008 compared to the Three Months Ended June 30, 2007

During the three months ended June 30, 2008, we recognized total revenues of $468,000, of which $262,000 was from the activities of our subsidiary Northsight and its subsidiary Northsight Mortgage Group, LLC.  The revenues are a result of Northsight’s originating residential mortgage loans.  During the three months ended June 30, 2007, we recognized revenues of $156,000.  The increase of $106,000 was a result of the development of a new bridge loan program that enables purchasers to acquire discounted residential real estate.

During the three months ended June 30, 2008, we incurred $316,000 in cost of revenues on loans.  During the period ended June 30, 2007, we incurred $117,000 in cost of revenues on loans.

For Navidec and subsidiaries, during the three months ended June 30, 2008, we recognized a gross profit margin of $152,000 compared to $39,000 for the three months ended June 30, 2007.  The increase of $113,000 was a result of increased mortgage loan activity.

During the three months ended June 30, 2008, we incurred total operating expenses of $1,789,000 compared to $331,000 during the three months ended June 30, 2007.  The increase of $1,458,000 is principally a result of establishing loan loss and real estate own reserves of $1,474,000. During the three months ended June 30, 2008 we incurred general and administrative expense of $1,787,000 compared to $329,000 during the three months ended June 30, 2007.

Navidec Financial Services, Inc.

During the three months ended June 30, 2008, we recognized net income of $865,000 compared to $225,000 during the three months ended June 30, 2007.  The increase of $640,000 was largely the result of the $3,148,000 gain less tax accrual of $621,000 on the sale of shares we hold for investment, including BPZ Energy, Inc. offset by the establishment of loan reserves of $1,474,000.

During the three months ended March 31, 2008, we sold 150,000 shares of BPZ for cash and recorded a gain of $2,385,000 compared to the three months ended March 31, 2007 we sold 42,100 shares for a gain of $64,000.  During the three months ended June 30, 2008 we sold 174,813 shares of BPZ for a gain of $3,117,000 compared to the three months ended June 30, 2007, we sold 210,000 shares for a gain of $471,000.  Proceeds were used to expand Northsight’s mortgage operations, create our bridge loan product and increase our bridge loan portfolio.

For the Six Months Ended June 30, 2008 compared to the Six Months Ended June 30, 2007

During the six months ended June 30, 2008, we recognized revenues of $790,000 from the activities of our subsidiary Northsight and its subsidiary Northsight Mortgage Group, LLC.  The revenues are a result of Northsight’s originating residential mortgage loans.  During the six months ended June 30, 2007, we recognized revenues of $380,000.  The increase of $410,000 was a result of the development of a new bridge loan program that enables purchasers to acquire discounted residential real estate.

During the six months ended June 30, 2008, we incurred $502,000 in cost of revenues for loans.  During the period ended June 30, 2007, we incurred $259,000 in costs of revenues for loans.

During the six months ended June 30, 2008, we recognized a gross profit margin of $288,000 compared to $121,000 for the six months ended June 30, 2007.  The increase of $167,000 was a result of higher loan origination activity.

During the six months ended June 30, 2008, we incurred total operating expenses of $2,407,000 compared to $583,000 during the six months ended June 30, 2007.  The increase of $1,824,000 is result of establishing a loan loss reserve of $1,474,000 and a redirection of Northsight’s mortgage operations to include an emphasis on short term bridge loans and the opening of Northsight’s offices in Colorado and focus on the Colorado market, as seen in the increase in general and administrative expenses.  During the six months ended June 30, 2008 we incurred general and administrative expense of $2,397,000 compared to $579,000 during the six months ended June 30, 2007.

During the six months ended June 30, 2008, we recognized net income of $2,062,000 compared to $124,000 during the six months ended June 30, 2007.  The increase of $1,938,000 was a result of the $5,635,000 gain less tax accrual of $1,334,000 on the sale of shares we hold in BPZ and the increase in allowance.  During the three months ended March 31, 2008, we sold 150,000 shares of BPZ for cash of approximately $2,385,000.  During the six months ended June 30, 2008 we sold 375,313 shares of BPZ for a gain of $5,635,000.  Proceeds were used to expand Northsight’s mortgage operations, create our bridge loan product and increase our bridge loan portfolio.

LIQUIDITY

Net cash used by operating activities during the six months ended June 30, 2008 was $6,214,000, compared to net cash used in operating activities during the six months ended June 30, 2007 of $87,000.

During the six months ended June 30, 2008, the net cash provided represented net income of $2,062,000, adjusted for the non-cash item of depreciation expense of $10,000, a gain on the sale of investments of $5,635,000, an increase in reserves and impairments of $1,439,000, deferred revenue of $52, increase of accounts receivable of $291,000, increase of prepaid expenses and other assets of $31,000, increase of short term mortgage receivables of $4,566,000, increase of accounts payable of $2,000, and increase in accrued liabilities of $744,000.

Navidec Financial Services, Inc.

During the six months ended June 30, 2007, the net cash used represented net income of $124,000, adjusted certain non-cash items consisting of depreciation expense of $2,000, a gain on the sale of investments of $536,000, gain on settlement of debt for $50,000, adjustment for minority interest of $2,000, decrease of accounts receivable of $22,000, decrease of prepaid and other assets of $42,000, decrease of accounts receivable of $300,000, decrease of accounts payable of $22,000 and an increase of accrued liabilities of $29,000.

During the six months ended June 30, 2008, we provided $6,676,000 in cash in investing activities.  We invested $51,000 in fixed assets, $556,000 in real estate in Boston, Massachusetts, received $4,000 in other assets, increase in borrowings of $1,241,000 and net proceeds from sale of marketable securities of $6,038,000.

During the six months ended June 30, 2007, we received cash of $1,544,000 from our investment activities, consisting of net proceeds from the sale of equity investments of $1,065,000 and cash received from the exercise of BPZ legacy options of $479,000.

During the six months ended June 30, 2008, net cash provided in financing activities was $5,000 through the exercise of stock options.  During the six months ended June 30, 2007, cash provided by financing activities was $50,000 through the exercise of stock options.

At June 30, 2008, we had total current assets of $8,720,000, consisting of cash of $1,874,000, net mortgage receivables of $5,758,000, a net note receivable of $653,000, accrued interest receivable of $102,000, accounts receivable of $291,000, an advance receivable of $5,000 and prepaid expenses of $37,000.  At June 30, 2008, we had total current liabilities of $2,821,000, consisting of an accounts payable of $17,000, short term borrowings of $1,527,000, and accrued taxes and liabilities of $1,277,000.  Current assets exceed current liabilities by $5,899,000.

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

In July 2007 Navidec Mortgage Holdings, Inc., a wholly owned subsidiary of the Company, in conjunction with Northsight Mortgage, and 80% owned subsidiary of the Company began making short term loans to purchasers of residential properties who purchase their property as part of or after the repossession in a foreclosure proceeding.  As of June 30, 2008, the Company had made $7,453,000 in such loans that have yet to be placed outside the Company in a permanent loan takeout.  The loans are collateralized by first deeds of trust on residential real estate properties.

As of June 30, 2008, the Company also holds $570,000 in escrow for the benefit of the property owners recognized under short term loans and deferred revenue of $102,000.  This is recognized as a reduction on the total amount of short term loans, for a net short term mortgage receivable of $5,758,000. This balance includes a reserve for uncollectible of $1,021,000.

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

For the six months ending June 30, 2008 NFS established a reserve against bad debts as follows:

Reserve for short term mortgages receivables	$1,021,000
Reserve for Real Estate Owned	$198,000
Reserve for amounts owed from Jaguar	$423,000

GOODWILL AND INTANGIBLE ASSETS

Intangible assets are amortized on a straight-line basis over their estimated useful lives.  Goodwill is evaluated quarterly to determine if its value has been impaired.  On September 11, 2003, Old Navidec entered into a purchase agreement with Northsight and its sole member that provided for the transfer of 80% of the issued and outstanding membership units of Northsight to Old Navidec resulting in the realization of $190,000 of goodwill.  This membership interest was transferred to NFS pursuant to the terms of the merger agreement.  Management determined that Goodwill should be written off as an asset on its books in 2007.

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

Navidec Financial Services, Inc.

INTEREST RATE RISK – At June 30, 2008, the Company's exposure to market rate risk for changes in interest rates relates primarily to its mortgage services business.  NFS has not used derivative financial instruments in its credit facilities. A hypothetical 10% increase in the Prime rate would not be significant to the Company’s financial position, results of operations, or cash flows.

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

As required by SEC Rule 15d-15(b), Mr. McKowen our Chief Executive Officer and Principal Accounting Officer carried out an evaluation under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 15d-14 as of the end of the period covered by this report.  Based on the foregoing evaluation, Mr. McKowen has concluded that our disclosure controls and procedures are not effective in timely alerting them to material information required to be included in our periodic SEC filings and to ensure that information required to be disclosed in our periodic SEC filings is accumulated and communicated to our management, including our Chief Executive Officer, to allow timely decisions regarding required disclosure as a result of the deficiency in our internal control over financial reporting discussed below.

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

Navidec Financial Services, Inc.

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

Because of management’s discovery of such weaknesses as of December 31, 2008 and the resulting amendment of this quarterly report for the period ended June 30, 2008, Management has reassessed the effectiveness of the small business issuer’s internal control over financial reporting as of June 30, 2008 and has determined that that internal control over financial reporting at June 30, 2008 was not effective. Management has been in the process of improving controls.  We have identified certain material weaknesses of accounting relating to a shortage of qualified information technology, IT personnel and financial reporting personnel due to limited financial resources.

Considering the nature and extent of our current operations and any risks or errors in financial reporting under current operations, the fact that we have been a small business with limited employees and that our Chief Financial Officer resigned in 2007 caused a weakness in internal controls involving the areas disclosed above.

We now have hired a full time in-house Certified Public Accountant and have taken the following steps:
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

Navidec Financial Services, Inc.

This annual report does not include an attestation report of the company's registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management's report in this annual report.

There were no changes in our internal control  over financial reporting that occurred during the quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Navidec Financial Services, Inc.

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

Dated: July 21, 2009

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

Dated: July 21, 2009

By: /s/ John McKowen
John McKowen, President & Chief Accounting Officer

Navidec Financial Services, Inc.

EXHIBIT 32

CERTIFICATION PURSUANT TO 18 U.S.C. 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Navidec  Financial  Service,  Inc. on Form 10-Q/A for the period ended June 30, 2008, as filed with the  Securities and Exchange Commission on the date hereof (the "Report"), I, John R. McKowen, Chief Executive  Officer of the  Company,  certify,  pursuant  to 18 U.S.C.  1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: July 21, 2009

By: /s/ John McKowen
John McKowen, President & Chief Accounting Officer

Navidec Financial Services, Inc.