Form 10-Q/A
period 2009-07-24
Navidec Financial Services, Inc.
filed 2009-07-27
CIK 1302946

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

_________________

FORM 10Q – A#2
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

EXPLANATORY NOTE

This Form 10-Q/A#2 (the “Amendment”) amends our Form 10-Q/A for the period ended March 31, 2008, which was filed with the Securities and Exchange Commission on May 11, 2009 (the “Original Filing”). We are filing this Form 10-Q/A#2 to amend Item 1 “Financial Statements” and Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  Specifically, during an internal review by the Company during May and June 2009, the Company became aware of its ownership of an additional 39,088 shares of BPZ Energy, Inc. common stock, which was estimated to have been acquired by the Company toward the end of 2006 as discussed in greater detail in Notes 2 and 5.

In connection with the filing of this Form 10-Q/A#2 and pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, we are including with this Form 10-Q/A#2 certain currently dated certifications.

This Amendment does not reflect events occurring after the Original Filing except as noted above. Except for the foregoing amended information, this Form 10-Q/A#2 continues to speak as of the date of the Original Filing and the Company has not otherwise updated disclosures contained therein or herein to reflect events that occurred at a later date.

PART I

ITEM 1. FINANCIAL STATEMENTS

NAVIDEC FINANCIAL SERVICES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In Thousands)

	March 31, 2008 Unaudited RESTATED	December 31, 2007 Audited RESTATED
ASSETS:
Current Assets:
Cash and cash equivalents	$ 3,162	$ 1,407
S/T Mortgages receivable - Net of $169 allowance, deferred revenue of $77 on March 31, 2008 and $5 on December 31, 2007	2,524	2,148
S/T Note receivable - Jaguar Group LLC Net of $39 imputed interest on March 31, 2008 and $54 on December 31, 2008	1,352	1,047
Accrued interest receivable	27	45
Advances receivable	1	5
Prepaid expenses	40	62
Total Current Assets	7,106	4,714
Property, equipment and software, net	80	45
Other Assets
Notes receivable - (Note 4) - Aegis/Grizzle	483	450
Investment - BPZ Energy - (Notes 2, 3, 5)	3,082	2,541
Investment in Boston Property (Note 5)	1,530	1,279
Real estate owned (Notes 2, 5)	640	379
Other assets	6	15
Total Other Assets	5,741	4,664
TOTAL ASSETS	$ 12,927	$ 9,423

LIABILITIES & STOCKHOLDERS' EQUITY:
Current Liabilities:
Accounts payable	$ 15	$ 15
Short term borrowings (Note 7)	991	286
Accrued taxes and liabilities	988	151
Total Current Liabilities	1,994	452
Minority Interest in Subsidiary (Note 1, 2)	3	3
Total Liabilities	1,997	455
Stockholders' Equity:
Common stock, $0.001 par value, 100,000,000 shares authorized, 9,024,583 and 8,924,862 shares issued and outstanding at March 31, 2008 and December 31, 2007 respectively	9	9
Additional paid-in capital	8,906	8,758
Accumulated other comprehensive income (Note 2)	2,195	1,578
Accumulated earnings / (deficit)	(180)	(1,377)
Total Stockholders' Equity	10,930	8,968
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$ 12,927	$ 9,423
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

Navidec Financial Services, Inc.

NAVIDEC FINANCIAL SERVICES, INC. AND SUBSIDIARIES
Consolidated Statement of Stockholders’ Equity
 (Unaudited)

For the Years Ended December 31, 2006 and 2007 and Three Months ended March 31, 2008
(In thousands)
				Accumulated
	Voting		Additional	Other	Accumulated
	Common Stock		Paid-in	Comprehensive	Profit	Stockholder
	Shares	Amount	Capital	Income	(Deficit)	Equity

Balances, Dec 31, 2006, as previously reported	7,950	$8	9,413	1,483	(3,973)	6,931
Unrealized Gains	-	-	(1,203)	-	-	(1,203)
Legal Settlement	-	-	-	-	295	295
Balance, December 31, 2006 (as restated)	7,950	8	8,210	1,483	(3,678)	6,023

Net income					2,301	2,301
Options exercised	1,000	1	49	-	-	50
Correct BPZ transaction	33	-	2	-	-	2
Correct private placement	10	-	-	-	-	-
Legacy Option Exercise	-	-	647	-	-	647
Retirement of stock - Armijo settlement	(68)	-	(150)	-	-	(150)
Gain on marketable securities	-	-	-	95	-	95
Balances, December 31, 2007	8,925	9	8,758	1,578	(1,377)	8,968

Net Income	-	-	-	-	1,197	1,197
Options exercised	100	-	5	-	-	5
Change in unrealized gains	-	-	-	172	-	172
Lost BPZ stock (Notes 2, 4)	-	-	143	445	-	588
Balances, March 31, 2008	9,025	$9	$8,906	$2,195	$(180)	$10,930

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

Further, in May 2009, the Company’s accounting staff began a review of all of the Company’s ownership and transactions in BPZ Energy, Inc. common stock.  During this internal review, the Company discovered that an additional 39,088 shares of BPZ were due from BPZ to the Company based on a past cashless exercise of Navidec legacy options.  It is estimated that these shares were due to the Company toward the end of the year ended December 31, 2006, so the fair market value of the stock ($3.65 per share) for a total fair market value of $142,671 at December 31, 2006 is used for book basis.  As of June 30, 2008, this increased the Investment in BPZ by $850,000, increased deferred tax liability by $262,000, and increased unrealized gain by $445,000.

No adjustment was made at December 31, 2007 and 2006 because the value of the additional 39,088 shares in BPZ at those dates was deemed to be immaterial.  (Also see Note 4)

Navidec Financial Services, Inc.

March 31, 2008 Detail of Restated Balance Sheet

	March 31, 2008
	Previously Reported RESTATED	RESTATED	Change
ASSETS:
Current Assets:
Cash and cash equivalents	$ 3,162	$ 3,162	$ -
Marketable securities	-	-	-
S/T Mortgages receivable - Net of $169 reserve, deferred	2,524	2,524	-
	revenue of $77 on March 31, 2008 and $5 on December 31, 2007
S/T Note receivable - Jaguar Group LLC	1,352	1,352	-
Net of $39 imputed interest on March 31, 2008
and $54 on December 31, 2008
Accrued interest receivable	27	27	-
Advances receivable	1	1	-
Prepaid expenses	40	40	-
Total Current Assets	7,106	7,106	-

Property, equipment and software, net	80	80	-

Other Assets
Notes receivable	483	483	-
Investment - BPZ Energy	2,232	3,082	850
Investment in Boston Property	1,530	1,530	-
Real estate owned	640	640	-
Other assets	6	6	-
Total Other Assets	4,891	5,741	850

TOTAL ASSETS	$ 12,077	$ 12,927	$ 850

LIABILITIES & STOCKHOLDERS' EQUITY:
Current Liabilities:
Accounts payable	$ 15	$ 15	$ -
Short term borrowings	991	991	-
Accrued taxes and liabilities	726	988	262
Total Current Liabilities	1,732	1,994	262

Minority Interest in Subsidiary	3	3	-
Total Liabilities	1,735	1,997	262

Stockholders' Equity:
Common stock, $0.001 par value, 100,000,000 shares	9	9	-
authorized, 9,024,583 and 8,924,862 shares issued
and outstanding at March 31, 2008 and
December 31, 2007 respectively
Additional paid-in capital	8,763	8,906	143
Accumulated other comprehensive income	1,750	2,195	445
Accumulated earnings / (deficit)	(180)	(180)	-
Total Stockholders' Equity	10,342	10,930	588

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$ 12,077	$ 12,927	$ 850

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

Navidec Financial Services, Inc.

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

Navidec Financial Services, Inc.

Investments in non-publicly traded equity securities or non-marketable equity securities are stated at the lower of cost or estimated realizable value.

OTHER REAL ESTATE OWNED

Other real estate owned, at March 31, 2008, is comprised of real estate and other assets acquired through foreclosure, acceptance of a deed in lieu of foreclosure or otherwise acquired from the debtor in lieu of repayment of the debt. Assets acquired through or instead of loan foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. Revenues, expenses and subsequent adjustments to fair value less estimated costs to sell are classified as expenses for other real estate owned.

Part 1—Real estate owned at end of period (in thousands)						Part 2—Rental income (in thousands)
Column A—List classification of property as indicated below	Column B—Amount of incumbrances	Column C—Initial cost to company	Column D—Cost of improve- ments, etc.	Column E—Amount at which carried at close of period	Column F—Reserve for depreciation and Impairments	Column G—Rents due and accrued at end of period	Column H—Total rental income applicable to period	Column I—Expended for interest, taxes, repairs and expenses	Column J—Net income applicable to period
Farms
Residential
Colorado	$ 250	282		282	-		2	2	-
Arizona		358		358	-			-	-
Massachusetts		1,200	330	1,530
Apartments and business
Unimproved
Total	$ 250	1,840	330	2,170	-		2	2	-
Rent from properties sold during period
Total	$ 250	1,840	330	2,170	-		2	2	-

Navidec Financial Services, Inc.

Real Estate Detail (in thousands)	Boston Property	Other Real Estate Owned	Total
Beginning Balance, January 1, 2008	$1,279	$379	$1,658
Additions during the period:
Acquisitions through foreclosure	-	261	261
Other acquisitions	-	-	-
Improvements, etc.	251	-	251
Other (describe)
Deductions during the period:
Cost of real estate sold	-	-	-
Impairments	-	-	-
Other (describe)	-	-	-
Ending Balance, March 31, 2008	$1,530	$640	$2,170

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

At  March  31,  2008,  the  Company  had an  accrued  income  tax  liability  of approximately  $813,000 of which $551,000 is primarily related  to profits  generated on the sale of stock assets and $262,000 relates to the estimate of income taxes on the additional 39,088 shares of BPZ stock.

ACCRUALS

The Company follows the practice of paying all bills when received and therefore has not accrued any expenses.

Navidec Financial Services, Inc.

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

Summary of Receivables

Note From	Due	Principal Amount	3/31/08 Balance	Annual Interest rate	Accrued Interest	Collateral
Robert Grizzle	Oct 17, 2009	$450,000	$450,000	8%	$33,000	Shares and options in Navidec and Aegis
Welend-Jaguar	June 13, 2008	1,100,000	1,352,000	0%	$-0-	Junior security in residential mortgages
Short term home mortgages	Various and on-gong	2,693,000	2,770,000	9.95% to 14%	$28,000	First mortgage
Total			$4,572,000		$61,000
Less: Impairments			169,000
Less: Deferred Income			77,000
Net Balance			$4,326,000

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

Originally it was reported that the Company held 150,000 shares of BPZ Energy, Inc. as of March 31, 2008. Based on trades executed on December 31, 2007, these shares have a market value of $2,232,000 (net of an estimate of deferred tax of $1,207,000).

In May 2009, the Company’s accounting staff began a review of all of the Company’s ownership and transactions in BPZ Energy, Inc. common stock.  During this internal review, the Company found that 39,088 shares of BPZ were due from BPZ to the Company based on a past cashless exercise of Navidec legacy options.  It is estimated that these shares were due the Company toward the end of 2006, so the fair market value of the stock was $143,000 ($3.65 per share) at December 31, 2006 and is used for book basis and the computation of unrealized and realized gains.

As of March 31, 2008, the 39,088 shares of BPZ had a market price of $21.73 per share for a total valuation of $850,000.   The Company recognized $262,000 in deferred taxes on the unrealized gain and an unrealized gain of $445,000.

NOTE 6 - CAPITAL LEASES OBLIGATIONS

NFS acquired no property under capital lease arrangements during the quarters ended March 31, 2008 and 2007.

NOTE 7 - SHORT TERM BORROWINGS

During the quarter ended March 31, 2008, the Company's subsidiary Northsight, Inc. arranged for a bank line of credit.  As of the end of the quarter, Northsight had drawn a total of approximately $156,000 against a total line of $3,000,000.  The line of credit expires on August 10, 2008, carries interest at prime rate plus 1% per annum.  It is collaterialzed by all current and future assignments of note and deeds of trust.

NOTE 8 – INFORMATION ON BUSINESS SEGMENTS

We organize our business segments based on the nature of the products and services offered. We operate in two principal business segments: venture capital formation and investment (Navidec parent company), and Mortgage Lending (Northsight, Inc.).  All significant inter-company balances and transactions have been eliminated in consolidation.

Navidec Financial Services, Inc.

In the following tables of financial data, the total of the operating results of these business segments is reconciled, as appropriate, to the corresponding consolidated amount. Further there are some corporate expenses that were not allocated to the business segments, and these expenses are contained in the “Total Operating Expenses” under Navidec Financial Services.

Operating results for each of the segments of the Company are as follows:

	For the Three Months Ended		For the Three Months Ended
	March 31, 2008		March 31, 2007
	(Data in thousands)		(Data in thousands)
	Navidec Financial Services, Inc.	Northsight, Inc.	Navidec Financial Services, Inc.	Northsight, Inc.

Revenue
Sales	$1	$288	$224	$-
Cost of Sales	-	186	-	-
Gross Profit	$1	$102	$224	$-

Total Operating Expenses	234	384	394	-
Operating Income (Loss)	$(233)	$(282)	$(170)	$-

Other Income/(Expense)
Gain on sale of investments	2,487	-	64	-
Other income/(expense)	(49)	(13)	2	-
Total Other Income/(Expense)	$2,438	$(13)	$66	$-

Minority Interest	-	-	(8)
Income Taxes (credit)	713	-	-	-
Net Income (Loss)	$1,492	$(295)	$(112)	$-

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

WARRANTS

At March 31,  2008,  the  following  warrants  to  purchase  common  stock  were outstanding:

Number of common shares covered by warrants	Exercise Price	Expiration Date

1,332,500	$ 4.00	August 2010
1,332,500	$ 2.00	August 2010
150,000	$ 1.00	July 2010
2,815,000

Navidec Financial Services, Inc.

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

Navidec Financial Services, Inc.

At March 31, 2008, we had total current assets of $7,106,000, consisting of cash of  $3,162,000,  net mortgage  receivables  of  $2,524,000,  a  note  receivable  of $1,352,000,  accrued interest receivable of $27,000, prepaid expenses of $40,000 and an advance receivable of $1,000.  At March 31, 2008, we had total current liabilities of $1,994,000, consisting of accounts payable of $15,000, short term borrowings of $991,000 and accrued taxes and liabilities of $988,000.  Current assets exceed current liabilities by $5,112,000.

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

Dated: July 24, 2009

By: /s/ John McKowen
John McKowen, President & Chief Accounting Officer

Navidec Financial Services, Inc.

EXHIBIT 31

CERTIFICATION PURSUANT TO 18 U.S.C. ss. 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, John R. McKowen, certify that:

1. I have reviewed this quarterly report on Form 10-Q/A#2 of Navidec Financial Services, Inc.;

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

Dated: July 24, 2009

By: /s/ John McKowen
John McKowen, President & Chief Accounting Officer

Navidec Financial Services, Inc.

EXHIBIT 32

CERTIFICATION PURSUANT TO 18 U.S.C. 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Navidec  Financial  Service,  Inc. on Form 10-Q/A#2 for the period ended March 31, 2008, as filed with the  Securities and Exchange Commission on the date hereof (the "Report"), I, John R. McKowen, Chief Executive  Officer of the  Company,  certify,  pursuant  to 18 U.S.C.  1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: July 24, 2009

By: /s/ John McKowen
John McKowen, President & Chief Accounting Officer

Navidec Financial Services, Inc.