Form 10-Q
period 2009-06-30
Navidec Financial Services, Inc.
filed 2009-08-12
CIK 1302946

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

_________________

FORM 10Q
_________________

(Mark One)

 [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009

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

303-222-1000
__________________________
(Registrant's Telephone number)

Indicate by check mark  whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the  past 12 months (or for such  shorter  period that the  registrant  was required  to file  such  reports),  and  (2)  has  been  subject  to the  filing requirements for the past 90 days. Yes [X]     No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 for Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes [ ]     No [ ]

Large accelerated filer [  ]                                                                                                Accelerated filer [  ]
Non-accelerated filer [  ] (Do not check if a smaller reporting company)     Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes [  ]     No [ X ]

Indicate the number of share outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

As of August 3, 2009, there were 8,884,583 shares of the registrant’s common stock issued and outstanding.

EXPLANATORY NOTE

In connection with the filing of this Form 10-Q we are including financial information for the period ended June 30, 2008 that has been restated from the original filing of the Form 10-Q for the Quarter Ended June 30, 2008, on August 13, 2008.   The reader of this Form 10-Q should refer to the Form 10-Q/A for June 30, 2008 that was filed on July 22, 2009 for additional details regarding the restated financial information for the period ended June 30, 2008.

PART I
ITEM 1.  FINANCIAL STATEMENTS
NAVIDEC FINANCIAL SERVICES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In Thousands)
	June 30, 2009 Unaudited	December 31, 2008 Audited
ASSETS:
Current Assets:
Cash and cash equivalents	$776	874
Marketable securities	911	-
S/T Mortgages receivable - Net of allowance for bad debts of $162 and $476 and unearned revenue of $0 and $6 on June 30, 2009 and December 31, 2008, respectively	209	2,197
S/T Note receivable - Jaguar Group LLC net of $1,407 allowance on March 31, 2009 and December 31, 2008 (Note 3)	-	-
S/T Note receivable - Aegis/Grizzle (Note 3)	450	-
Accrued interest receivable	80	88
Advances receivable	4	-
Income taxes receivable	171	-
Deferred tax asset	184	-
Prepaid expenses	4	21
Total Current Assets	2,789	3,180

Property, equipment and software, net	88	114

Other Assets
Notes receivable - Mauriello, net of allowance of $151 (Note 3)	-	-
Note receivable – Aegis/Grizzle (Note 3)	-	450
Investment in Boston Property, net of impairment of $341 on June 30, 2009 and $492 on December 31, 2008	2,514	2,315
Other real estate owned - net of impairment of $609 and $298 and accumulated depreciation of $50 and $27 on June 30, 2009 and December 31, 2008, respectively (Note 5)	2,965	3,288
Investment in BPZ (Note 5)	191	-
Other assets	10	3
Total Other Assets	5,680	6,056
TOTAL ASSETS	$8,557	9,350

LIABILITIES & STOCKHOLDERS' EQUITY:
Current Liabilities:
Accounts payable	$18	149
Short term borrowings (Note 5)	1,625	1,391
Accrued taxes payable (Note 2)	-	85
Deposits held	21	-
Accrued liabilities	8	38
Total Current Liabilities	1,672	1,663
Total Liabilities	1,672	1,663

Stockholders' Equity:
Common stock, $0.001 par value, 100,000,000 shares authorized, 8,884,583 and 9,019,057 shares issued and outstanding at June 30, 2009 and December 31, 2008 respectively	9	9
Additional paid-in capital	8,986	8,873
Accumulated other comprehensive income (Note 2)	16	-
Accumulated (deficit)	(2,126)	(1,195)
Total Stockholders' Equity	6,885	7,687
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$8,557	9,350
The accompanying notes to consolidated financial statements are an integral part of these statements.

Navidec Financial Services, Inc.

NAVIDEC FINANCIAL SERVICES, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(In Thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2009	June 30, 2008 RESTATED	June 30, 2009	June 30, 2008 RESTATED

Revenue	$ 137	$ 468	$ 294	$ 790
Cost of loan fees including facilities and commissions	69	316	141	502
Gross Profit	68	152	153	288

Operating Expenses:
General and administrative	77	1,787	682	2,397
Depreciation and amortization	27	2	43	10
Total operating expenses	104	1,789	725	2,407
Loss from operations	(36)	(1,637)	(572)	(2,119)

Other income (expense)
Impairments	(338)	-	(478)	-
Gain on sale of BPZ investment	-	3,148	-	5,635
Interest income	18	9	14	9
Interest (expense)	-	(56)	(21)	(87)
Other income (expense)	(127)	22	(77)	(42)
Total other income	(447)	3,123	(562)	5,515

Net Income (Loss) before taxes	(483)	1,486	(1,134)	3,396

Income Taxes
Income tax (expense) benefit	141	(621)	203	(1,334)
Net Income (Loss)	$ (342)	$ 865	$ (931)	$ 2,062

(Loss) Earnings Per Share:
Basic	$ (0.04)	$ 0.10	$ (0.10)	$ 0.23

Weighted Average Shares Outstanding:
Basic	8,952	9,025	8,957	9,025

The accompanying notes to consolidated financial statements are an integral part of these statements.

Navidec Financial Services, Inc.

NAVIDEC FINANCIAL SERVICES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)
	For the Six Months Ended June 30,
	2009	2008 RESTATED
Cash Flows from Operating Activities:
Net Income (Loss)	$ (931)	$ 2,062
Adjustments to reconcile net income or (loss) to net cash used in operating activities:
Depreciation	27	10
Increase in reserves and impairments	566	1,439
Gain from REOs sold	(56)	-
Reduction of allowance for bad debts	(478)	-
(Gain) Loss on sale investments	69	(5,635)
Option expense	38	-
Changes in operating assets and liabilities:
Deferred revenue	(6)	52
Accounts receivable	(4)	(291)
Prepaid expenses and other assets	17	(31)
Short term loans receivable	986	(4,566)
Income tax receivable	(171)	-
Deferred tax asset	(184)	-
Accrued interest and advances	8	-
Accounts payable	(131)	2
Accrued liabilities and other	(94)	744
Net Cash Provided by/(Used in) Operating Activities	(344)	(6,214)

Cash Flows from Investing Activities:
Investments (increased)/decreased
Boston real estate	(199)	(556)
Marketable securities purchased	(123,702)	(2,088)
Proceeds from marketable securities sold	123,276	8,126
Proceeds from REO properties sold	1,196	-
Increase in borrowings	-	1,241
Purchase of fixed assets	-	(51)
Other assets	(7)	4
Net Cash Provided by/(Used in) Investing Activities	564	6,676

Cash Flows from Financing Activities:
Option exercise proceeds	-	5
Payoff of real estate loan	(250)	-
Retirement of Common Stock	(68)	-
Net Cash Provided by/(Used in) Financing Activities	(318)	5
Net Increase (Decrease) in Cash & Cash Equivalents	(98)	467
Beginning Cash & Cash Equivalents	874	1,407
Ending Cash & Cash Equivalents	$ 776	$ 1,874

Supplemental Disclosure of Cash Flow Information
Non cash settlement on short term mortgages and transfers	$ 1,256	$ 586
Cash paid for Interest	$ 21	$ 11
Cash paid for Income Taxes	$ -	$ 350
Cash received from Income tax refunds	$ 227	$ -
Margin debt increase	$ 484	$ -

The accompanying notes to consolidated financial statements are an integral part of these statements

Navidec Financial Services, Inc.

NAVIDEC FINANCIAL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY
For the Years Ended December 31, 2007 and 2008 and Six Months ended June 30, 2009
 (In thousands)
(Unaudited)
				Accumulated
	Voting		Additional	Other		Stockholder
	Common Stock		Paid-in	Comprehensive	Accumulated	Equity
	Shares	Amount	Capital	Income	(Deficit)

Balance, December 31, 2006 (as restated)	7,950	$8	$8,210	$1,483	$(3,678)	$6,023

Net income	-	-	-	-	2,301	2,301
Options exercised	1,000	1	49	-	-	50
Correct BPZ transaction	33	-	2	-	-	2
Correct private placement	9	-	-	-	-	-
Legacy Option Exercise	-	-	647	-	-	647
Retirement of stock - Armijo settlement	(68)	-	(150)	-	-	(150)
Gain on marketable securities	-	-	-	95	-	95
Balances, December 31, 2007	8,924	9	$8,758	1,578	(1,377)	8,968

Net Income	-	-	-	-	182	182
Options exercised	100	-	5	-	-	5
Change in unrealized gains	-	-	-	(1,578)	-	(1,578)
Options issued	-	-	114	-	-	114
Retirement of Stock- open market purchases	(5)	-	(4)	-	-	(4)
Balances, December 31, 2008	9,019	9	8,873	-	(1,195)	7,687

Net (Loss)	-	-	-	-	(931)	(931)
Stock-based compensation expense	-	-	38	-	-	38
Retirement of Stock - open market purchases	(135)	-	(68)	-	-	(68)
Unrealized gain (loss) on marketable securities	-	-	-	(14)	-	(14)
Recovered BPZ stock (Notes 2, 4)	-	-	143	30	-	173
Balances, June 30, 2009	8,894	$9	$8,986	$16	$(2,126)	$6,885

The accompanying notes to consolidated financial statements are an integral part of these statements.

Navidec Financial Services, Inc.

NAVIDEC FINANCIAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Six Months Ended June 30, 2009 and 2008
(Unaudited)

NOTE 1 - ORGANIZATION

Navidec Financial Services, Inc. (the Company) is a holding company that is in the business of creating or acquiring a controlling interest in development stage enterprises with the expectation of further developing the enterprise and then taking the enterprise public.

Navidec Financial Services, Inc. was incorporated in December 2002 in the state of Colorado, as a wholly owned subsidiary of Navidec Inc. ("Old Navidec"). Navidec’s operations are primarily centered in Colorado and Arizona. Navidec maintains a website at www.navidec.com, which is not incorporated in and is not a part of this report.

Navidec has three business focuses:

•	Creating or acquiring a controlling interest in development stage enterprises with the expectation of further developing the enterprise and then taking the enterprise public.
•
The operation of Northsight, Inc., its subsidiary, designed to take advantage of current distressed residential real estate market through the purchase of properties, property management for its own properties and for other owners, and real estate sales.

•
Trading public securities solely for the Company’s own account (“Trading Account”).  Trading is limited to no more than 35% of net tangible shareholder equity.  The Trading Account was 5.2% of net shareholder equity as of December 31, 2008 and 13.3% (before the margin balance) as of June 30, 2009.

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

Navidec Financial Services, Inc.

Starting in July 2007, the Company began lending money to Northsight to enable Northsight to make short term, first deed of trust secured loans to borrowers who are purchasing deeply discounted or foreclosed residential real estate in Arizona and Colorado.  As of June 30, 2009, the Company had $209,000 (net of allowance of $162,000) and as of December 31, 2008 had $2,197,000 (net of allowance of $476,000) in short term bridge loans outstanding.  Net short term bridge loans outstanding decreased by 90% in the six months ended June 30, 2009 compared to December 31, 2008 balances.

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

The Company purchased a home in South Boston on December 4, 2007 (Thomas Park) and began improving the property with the intent to construct three condominium units for resale. The purchase price was $1,200,000 plus closing costs. As of May 19, 2008, the Company acquired a $1,200,000 line with Mt. Washington Cooperative Bank for the development of Thomas Park. The line is due November 19, 2009, monthly interest only payments, with a prime plus 2% interest rate and an interest rate floor of 7%.  As of June 30, 2009, the balance owed on this line was $1,141,000.  As of June 30, 2009, the Company had invested $2,855,000 less the bank line of $1,141,000. During the year ended December 31, 2008, the Company established an impairment of $492,000 against Thomas Park.  This impairment was reduced during the six months ended June 30, 2009 by $151,000, when overbilling by the previous general contractor of $151,000 was reduced from the amount invested in Thomas Park; a $151,000 note receivable was signed by the previous general contractor, and an allowance against the note for $151,000 was established.  The Company estimates that construction will be completed by September 2009.

Beginning in November, 2008, the Company began to trade in highly-liquid marketable securities.  This account is limited to no more than 35% of the net tangible shareholder equity.  As of June 30, 2009 the value in the Trading Account was $911,000. In addition the Company owed $484,000 in margin debt.  During the six months ended June 30, 2009, the account value (net of the margin debt) did not exceed $600,000. During the six months ended June 30, 2009, the Company purchased $123,549,000 in marketable securities and sold $123,276,000 in marketable securities and recognized a loss of $69,000 and an unrealized loss of $14,000.

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

Navidec Financial Services, Inc.

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

On November 19, 2008, Northsight received a default judgment against Jaguar Group, LLC and John R. Reinholdt II for $3,107,000 (Jaguar Judgment).  The Company is pursuing collection against this judgment.  Due to uncertainty of collecting the balance, the Company has provided an allowance for the full amount of the Jaguar receivable at June 30, 2009.

During the six months ended June 30, 2009, the Company was successful in collecting $13,000 against the Jaguar Judgment.  The amount was recognized as revenue.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

RESTATEMENT OF JUNE 30, 2008 RESULTS

In connection with the filing of this Form 10-Q, the financial information for the period ended June 30, 2008 included herein, has been restated from the original Form 10-Q for the Quarter Ended June 30, 2008, filed on August 13, 2008.   The reader of this Form 10-Q should refer to the Form 10-Q/A for the Quarter Ended June 30, 2008, that was filed on July 22, 2009, for details of the period ended June 30, 2008 restated financial information.

INTERIM PRESENTATION

The unaudited consolidated financial statements and related notes for the six months ended June 30, 2009 and June 30, 2008, presented herein have been prepared by the management of the Company and its subsidiaries pursuant to the rules and regulations of the Securities and Exchange Commission.  Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been omitted pursuant to such rules and regulations.  Operating results for the six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the full year.  It is suggested that these unaudited consolidated financial statements be read in conjunction with the December 31, 2008 audited consolidated financial statements.

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

Navidec Financial Services, Inc.

PRINCIPLES OF CONSOLIDATION AND MINORITY INTEREST

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries, Northsight, Inc., Northsight Mortgage Group (formerly known as Navidec Mortgage Holdings, Inc.), Legendary Investment Group LLC (a wholly owned subsidiary of Northsight, Inc.) and Southie Development, LLC. The Company owns 98% of Legendary Investment Group LLC, Northsight, Inc. and the former minority member or Northsight Mortgage Group, LLC owns 2% of Northsight, Inc.  The Company owns 100% of Southie Development, LLC.  All significant inter-company balances and transactions have been eliminated in consolidation.

As of June 30, 2009, Northsight Inc. had a negative stockholder’ equity, therefore the financial statements do not include a liability for minority interest.

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

CASH AND CASH EQUIVALENTS

For purposes of reporting cash flows, the Company considers cash and cash equivalents to include highly liquid investments with original maturities of 90 days or less. Those are readily convertible into cash and not subject to significant risk from fluctuations in interest rates and market trends.  The recorded amounts for cash equivalents approximate fair value due to the short-term nature of these financial instruments.

CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to significant concentrations of credit risk include cash equivalents, marketable securities, notes receivable and trade accounts receivable.  The Company maintains its cash and investment balances in the form of bank demand deposits, money market accounts, commercial papers and short-term notes with financial institutions that management believes to be of high credit quality.  Accounts receivable are typically unsecured and are derived from transactions with and from customers primarily located in the United States.

The Company performs ongoing evaluations of its clients' financial condition and generally does not require collateral, except for billings in advance of work performed.  Management reviews accounts receivable periodically and reduces the carrying amount by a valuation allowance that reflects management's best estimate of amounts that may not be collectible.  Allowances, if any, for uncollectible accounts receivable are determined based upon information available and historical experience.  As of December 31, 2008 the allowance for short term mortgage receivables was $476,000.  During the six months ended June 30, 2009, based on the decrease of the short term mortgages receivable and the collateral held, the Company decreased the allowance by $314,000 for an allowance against short term mortgages receivable of $162,000.

During the six months ended June 30, 2009, the real estate owned and being developed allowances were reviewed and adjusted.  As a result of the review the real estate owned allowance was increased by $160,000 for a balance of $950,000 at June 30, 2009 ($609,000 for real estate owned and $341,000 for Thomas Park).

Navidec Financial Services, Inc.

Other financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents. At June 30, 2009 and December 31, 2008, the Company had $366,000 and $874,000, respectively, of cash or cash equivalents in financial institutions in excess of amounts insured by agencies of the U.S. Government.  As of June 30, 2009, the Company held $427,000 in a brokerage account represented by $911,000 in marketable securities less a margin debt of $484,000.  The other cash accounts were all under the FDIC insured limit of $250,000.

No revenue to unaffiliated customers represented 10% or more of the Company’s revenue for the six months ended June 30, 2009.

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

NOTES RECEIVABLE

The Company carries its notes receivable at cost or loan balance, subject to the valuation procedures described below.  The book value of these financial instruments is representative of their fair values. As of June 30, 2009 and December 31, 2008, the Company had a total of $209,000 and $2,197,000, respectively, invested in notes receivable, net of an allowance for bad debt of $162,000 and $476,000 respectively. The notes receivable as of December 31, 2008 is net of deferred income of $6,000 related to recognizing fee income over the expected useful life of the notes receivable.  There was no deferred income as of June 30, 2009.

Interest is accrued monthly on notes receivable as earned and is no longer accrued if the loan becomes more than 90 days past due.  As of June 30, 2009, loans totaling $253,000 were past 90 days due with total interest accrued on these delinquent loans of $2,000. As of December 31, 2008, loans totaling $1,455,000 were past 90 days due.  Total interest accrued on these delinquent loans was $24,000 at December 31, 2008.

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

Part 1—Real estate owned at end of period (in thousands)						Part 2—Rental income (in thousands)
Column A—List classification of property as indicated below	Column B—Amount of incombrances	Column C—Initial cost to company	Column D—Cost of improvements, etc.	Column E—Amount at which carried at close of period	Column F—Reserve for depreciation and impairments	Column G—Rents due and accrued at end of period	Column H—Total rental income applicable to period	Column I—Expended for interest, taxes, repairs and expenses	Column J—Net income applicable to period
Farms
Residential
Arizona		1,928	36	1,964	418	0	31	9	22
Colorado		1,465	68	1,536	163	0	5	23	(19)
Massachusetts	1,141	1,200	1,655	2,855	341	0	0	0	0

Apartments and business
Unimproved		123	0	123	78	0	0	1	(1)
Total	1,141	4,716	1,759	6,479	1,000	0	36	33	3
Rent from properties sold during period
Total	$1,141	$4,716	$1,759	$6,479	$1,000	$0	$36	$33	$3

Real Estate Detail (in thousands)	Boston Property	Other Real Estate Owned	Total
Beginning Balance, January 1, 2009	$2,315	$3,288	$5,603
Additions during the period:
Acquisitions through foreclosure		1,256	1,256
Other acquisitions
Improvements, etc.	48	158	206
Other (describe) – impairment reclassification	151	-	151
Deductions during the period:
Cost of real estate sold		(1,403)	(1,403)
Impairments		(311)	(311)
Other (describe) - depreciation		(23)	(23)
Ending Balance, June 30, 2009	$2,514	$2,965	$5,479

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

Below is a summary of property and equipment:

Asset Type	Life in Years	June 30, 2009	December 31, 2008
Office equipment & Furniture	5 – 7	$92,000	$ 92,000
Computers	3	86,000	96,000
Website	3	2,000	2,000
Subtotal		180,000	190,000
Less Accumulated Depreciation		(92,000)	(76,000)
Net Book Value		$ 88,000	$ 114,000

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

Loan origination fees and other lender fees received by the Company are deferred and recognized as income over the life of the loan, which is normally 90 days. During the six months ended June 30, 2009 and the year ended December 31, 2008 the Company recognized revenue totaling $147,000 and $1,001,000, respectively from origination fees.  At June 30, 2009 and December 31, 2008, the Company had deferred revenue of $-0- and $6,000, respectively.

Interest Revenues

Revenues from interest are recorded at the time they are earned, thus the revenues shown are for interest actually received and the accruals for that which is due to the Company except for delinquent accruals over 90 days as discussed under notes receivable above. Interest continues to accrue until a foreclosure process begins.  At that point, no additional interest is accrued for book purposes. Interest revenues for the six months ended June 30, 2009 were $35,000 ($66,000 for the six months ended June 30, 2008).

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

At June 30, 2009, the Company had an accrued income tax receivable of $171,000 from an overpayment of past income taxes due to a miscalculation of BPZ stock basis.  The Company also has a deferred tax asset of $184,000, of which $204,000 from an expected carry back of 2009 taxable losses to 2008 reduced by the estimated deferred taxes on the appreciation of BPZ stock still held of $18,000.
NET INCOME PER SHARE

Basic net income per share is computed by dividing net income available to common shareholders for the period by the weighted average number of common shares outstanding for the period. Diluted net income per share is computed by dividing the net income for the period by the weighted average number of common and potential common shares outstanding during the period.

The dilutive effect of 6,063,177 options and warrants at June 30, 2009 (6,396,510 options and warrants at June 30, 2008), has not been included in the determination of diluted earnings per share since, under FAS-128 they would anti-dilutive.

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

COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) includes net income or loss and changes in equity from the market price variations in the marketable securities held by the Company.  During the six months ended June 30, 2009, no BPZ shares were sold and 39,088 shares of BPZ are still held by the Company.  During the six months ending June 30, 2008, 150,000 shares of BPZ were sold representing a gain of $2,487,000.  During six months ending June 30, 2009, the Company sold securities for a total loss of $69,000.

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

Navidec Financial Services, Inc.

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

NOTE 3 – NOTES RECEIVABLE

Mortgages Receivable

In July 2007, Northsight, Inc. (formerly Navidec Mortgage Holdings, Inc.), a 98% owned subsidiary of the Company, began making short term loans to purchasers of residential properties who purchase their property as part of or after the repossession in a foreclosure proceeding.  In September 2008, the Company transferred the ownership of the short term loans from Northsight, Inc. to the Company.  Due to this transfer, the Company funds and owns the loans.  As of June 30, 2009, the Company had outstanding $209,000 (net of allowance of $162,000) in such loans.  The loans are made primarily to good credit borrowers and are secured by a first mortgage on the purchased properties.  The average numbers of days outstanding for the loans are less than 90 days, and the primary takeout on the loans is long term financing through secondary sources such as the Federal National Mortgage Association.

Summary of Receivables

Note From	Due	Principal Amount	Annual Interest rate	Accrued Interest	Security
Robert Grizzle	Oct 17, 2009	$450,000	8%	$78,000	Shares and options in Navidec and Aegis
Welend-Jaguar	June 13, 2008	$1,407,000	0%	$-0-	Junior security in residential mortgages
Various short term home mortgages	Various	$371,000	9.95% to 14%	$2,000	First mortgage

Navidec Financial Services, Inc.

NOTE 4 – INVESTMENTS

Investment in Boston Property

In December 2007, Northsight, Inc. (a 98% owned subsidiary of the Company) purchased a 3 unit property in Boston, Massachusetts, known as Thomas Park and shown as “Investment in Boston Property” on the Company’s balance sheet. The objective is to rehabilitate the property and then sell it.  During the quarter ending June 30, 2008, this property was transferred to Southie Development, LLC (a 100% owned subsidiary of the Company). As of June 30, 2009, the Company and subsidiaries had invested a total of $2,855,000 in the property and has recognized impairment against this property of $341,000.  Part of this investment is funded by a $1,200,000 line of credit from Mt. Washington Cooperative Bank, of which $1,141,000 was due on this line as of June 30, 2009.  (Also see Note 5.)

At the end of December 2008, the Company performed a review of the expenses submitted by the Thomas Park general contractor and compared these amounts to the draws paid by the Company to the general contractor.   The review revealed that approximately $151,000 was overpaid to the general contractor.  The general contractor has represented that he is unable to pay but has signed a promissory note for $151,000 dated April 17, 2009.   The note is non-collateralized and carries interest at 8% per annum with a $30,000 principal payment due each October 1st between 2009 to 2014 including accrued interest.   During the three months ended June 30, 2009, the Company established a full allowance against the principal and accrued interest amounts.   The $151,000 was transferred from the value of Thomas Park.

The Company, at the end of December 31, 2008, established an impairment allowance of $492,000 for Thomas Park which includes the overpayment.

Reclaimed BPZ Stock

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

As of December 31, 2008, the 39,088 shares of BPZ had a market price of $6.40 per share for a total valuation of $250,000.   Since the Company did not locate these shares until the second quarter of 2009, and because the value was immaterial, this amount was not reflected on the December 31, 2008 balance sheet.  As of June 30, 2009, the 39,088 shares of BPZ had a market price of $4.89 per share for a total valuation of $191,000, recognized $18,000 in deferred taxes on the unrealized gain and an unrealized gain of $31,000.

Repossessed properties

During the six months ended June 30, 2009, the Company took title to properties with a value of $1,256,000 for non-payment.  The Company has expended fix up costs on these properties and have added the cost to their valuation.  All of these properties are held as real estate owned and some provide rental income to Southie. The properties may be held to rent or may be sold in the future.  At June 30, 2009, the valuation of other real estate owned properties is $3,624,000 less an allowance of $609,000 and accumulated depreciation on the rental properties of $50,000, for a net balance of $2,965,000.  It is management’s belief that the carrying value of these properties is less than the fair market value.

Navidec Financial Services, Inc.

NOTE 5 – SHORT TERM BORROWINGS

In May 2008, Northsight arranged for a construction line of credit for $1,200,000, due November 2009.  Proceeds from this line are used strictly for the renovation of the Thomas Park property in Boston with the intent to resale.  At June 30, 2009, the balance outstanding was $1,141,000.  This construction line is due November 19, 2009 with interest only payments at prime +2%, with a floor at 7%.  The line contains the general covenants which management believes are in full compliance.   (See Note 4 for detailed information on Thomas Park, Boston Property.)

The Company has a stock brokerage account for its Trading Account.  At June 30, 2009, the balance on margin was $484,000 and is secured by $910,000 in marketable securities.  The interest rate on the margin account is 6.75%.

On May 1, 2009 the Company paid $250,000 for the full payment on a first mortgage loan against one of its real estate owned properties.

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

Operating results for each of the segments of the Company are as follows:

Navidec Financial Services, Inc.

	For the Six Months Ended June 30, 2009				For the Six Months Ended June 30, 2008
	(In thousands)				(In thousands)
	Navidec Financial Services	Northsight, Inc.	Southie, LLC	Legendary Investment Group, LLC	Navidec Financial Services	Northsight, Inc.	Southie, LLC	Legendary Investment Group, LLC
Revenue
Loan fees, interest and other	$35	126	91	42	53	738	-	-
Cost of Services	-	(11)	(110)	(20)	-	(502)	-	-
Gross Profit	35	115	(19)	22	53	236	-	-

Total Operating Expenses	195	372	587	50	1,792	375	195	-

Other Income/(Expense)
Gain (loss) on sale of investments	(69)	-	-	-	5,635	-	-	-
Other income/(expense)	5	(7)	(12)	-	(110)	(26)	(30)	-
Total Other Income/(Expense)	(64)	(7)	(12)	-	5,525	(26)	(30)	-

Income Before Taxes	(224)	(264)	(618)	(28)	3,786	(165)	(225)	-

Income Taxes (Expense)/Credit	76	69	48	10	(1,420)	76	10	-
Net Income (Loss)	$(148)	(195)	(570)	(18)	2,366	(89)	(215)	-

Navidec Financial Services, Inc.

NOTE 7 - EQUITY TRANSACTIONS

COMMON STOCK

During the six months ended June 30, 2009, the Company did not issue any shares of its common stock.

During the six months ended June 30, 2008, the Company issued 100,000 shares of its common stock in connection with the exercise of an option.

During the year ended December 31, 2008, the Board of Directors authorized the re-purchase of the Company’s common stock in the open market.  The buyback program is limited by the lesser amount of the following criteria:
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

During the six months ended June 30, 2009, an additional 135,000 shares were purchased on the open market at a cost of $68,000, after brokerage fees.

The Company purchased its stock in various lots at a price range between $0.30 to $0.72 per share.   It is the intent of the Company to transfer these shares to the transfer agent for cancelation and retirement.  The Company also intends to continue purchasing its shares based on the Board of Director policy directive previously stated.

Stock Options

During the six months ended June 30, 2008, a shareholder of the Company exercised options exercisable for 100,000 shares of the Company’s restricted common stock at $0.05 per share.  During the six months ended June 30, 2009, the Company did not issue any additional options or warrants.

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

In computing the fair value under 123R, the following values were used:
	Navidec	Northsight
Expected stock price volatility	43%	43%
Risk-free interest rate	2.64%	2.64%
Expected option life (years)	3.8 to 6	6
Expected annual dividend yield	0%	0%

Navidec Financial Services, Inc.

A summary of the Navidec option plan is as follows:

	Shares	Weighted Average Exercise Price
Outstanding, January 1, 2008	3,681,510	$1.18
Granted	760,000	$2.00
Cancelled	(400,000)	$1.00
Expired	-	-
Exercised	(100,000)	$ 0.05
Outstanding, January 1, 2009	3,941,510	$ 1.33
Granted	-	-
Cancelled	-	-
Expired	-	-
Exercised	-	-
Outstanding, June 30, 2009	3,941,510	$ 1.33
Options Exercisable, June 30, 2009	3,248,177	$ 1.16

The Company also holds, as collateral on the Grizzle note (Note 4), 200,000 options to purchase shares in Navidec at $0.05/share.

A summary of the Northsight option plan is as follows:

	Shares	Weighted Average Exercise Price
Outstanding, January 1, 2008	-	-
Granted	1,200,000	-
Cancelled	(617,223)	$0.50
Expired	-	-
Exercised	-	-
Outstanding, January 1, 2009	582,777	$0.50
Granted	-	-
Cancelled	(360,001)	$0.50
Expired	-	-
Exercised	-	-
Outstanding, June 30, 2009	222,776	$ 0.50
Options Exercisable, June 30, 2009	189,444	$ 0.50

If all of the Northsight options outstanding at June 30, 2009 were exercised, then the minority interest would increase from the existing 2% to 3%.

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

Navidec Financial Services, Inc.

As of June 30, 2009, the future value of the existing exercisable stock options in Navidec is $5,242,000 and $94,000 for Northsight.

Warrants

At June 30, 2009, the following warrants to purchase common stock were outstanding:

Number of common shares covered by warrants	Exercise Price	Expiration Date
1,332,500	$ 4.00	August 2010
1,332,500	2.00	August 2010
150,000	1.00	July 2010
2,815,000

During the six months ended June 30, 2009, the Company did not issue any warrants.

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

The amounts due at base rate are as follows:

Period	Amount Due
2009	$91,000
2010	$105,000
2011	$12,000

Navidec Financial Services, Inc.

The Company also has equipment and software leases with the following commitments:

Period	Amount Due
2009	$ 13,000
2010	$ 6,000
2011	$ 5,000

DEFINED CONTRIBUTION PLAN

The Company has a 401(k) profit sharing plan (the “Plan").  Subject to limitations, eligible employees may make voluntary contributions to the Plan. The Company may, at its discretion, make additional contributions to the Plan. The Company did not make any contributions to the Plan during the six months ended June 30, 2009.

NOTE 9 – INCOME TAXES

At December 31, 2008, the Company estimated total income tax of $640,000 of which $85,000 remained payable at that date.  During the six months ended June 30, 2009, the Company evaluated the book versus tax differences including the operating loss and estimated a refund of taxes previously paid of $171,000 from an overpayment of past income taxes due to a miscalculation of BPZ stock basis.   The Company also has a deferred tax asset of $184,000, of which $204,000 from an expected carry back of 2009 taxable losses to 2008, reduced by the estimated deferred taxes on the appreciation of BPZ stock still held of $18,000.

Statutory Rate Reconciliation
Federal Rate	34.00%
State Rate	4.63%
Federal benefit of State Rate	(1.57)%
Net Effective Rate	37.06%

Reconciliation of book income (loss) to taxable income (loss) as of June 30, 2009:
(in thousands)
Book loss before tax	$ (1,134)
Adjustments to increase taxable income:
Non-deductible impairments	566
Stock option expense	18
Other increases	2
Adjustments to decrease taxable income:	-
Taxable Income (Loss)	$ (548)
Tax (benefit) at net effective rate	$ (203)

NOTE 10 – RELATED PARTY TRANSACTIONS

Up until June 1, 2009, the Company rented part of the CEO’s private home for the CEO’s office for $3,500 per month.  Based on the square footage, furniture and fixtures and amenities, Management believes that this rent payment approximates the fair market value.  This payment was terminated effective, June 1, 2009 and there are no plans to re-instate the rental payment to the CEO.

Navidec Financial Services, Inc.

NOTE 11 – SUBSEQUENT EVENTS

In July 2009, the Company negotiated an early termination to its Phoenix office lease for a payment by the Company of $25,000 to the landlord and the forfeiture of the $5,000 security deposit.  The term remaining was until July 31, 2010 with a total remaining rental due of $90,456.

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

Navidec has three business focuses:

•	Creating or acquiring a controlling interest in development stage enterprises with the expectation of further developing the enterprise and then taking the enterprise public.
•
The operation of Northsight, Inc., a company designed to take advantage of current distressed residential real estate market through the purchase of properties, property management for its own properties and for other owners, and real estate sales.

•
Trading public securities solely for the Company’s own account (“Trading Account”).  Trading is limited to no more than 35% of net tangible shareholder equity.  The Trading Account was 5.2% of net shareholder equity as of December 31, 2008 and 13.3% (before the margin balance) as of June 30, 2009.

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

During the year ended December 31, 2008, 5,526 shares were purchased on the open market at a cost of $3,967, after brokerage fees.  During the six months ended June 30, 2009, an additional 135,000 shares were purchased on the open market at a cost of $68,000, after brokerage fees.

The Company purchased its stock in various lots at a price range between $0.30 to $0.72/share.   The Company transferred the 125,000 shares to the transfer agent for cancelation and retirement.

During the six months ended June 30, 2009, the Company ceased their short term mortgage loan program and began developing residential real estate through the real estate the Company presently owns and real estate to be purchased.

The Company has acted as a mortgage banker in concert with the operational activities of Northsight.  During the third quarter of 2008, in response to current conditions in the housing and mortgage lending markets, management moved the mortgage banking activities over to Northsight.

During the six months ended June 30, 2009, the Company has de-emphasized its mortgage banker and broker activity.  The Company is still active in real estate and property management.  The Company is also seeking other opportunities to Create or acquire a controlling interest in development stage enterprises with the expectation of further developing the enterprise and then taking the enterprise public.

RESULTS OF OPERATIONS

For the Three Months Ended June 30, 2009 compared to the Three Months Ended June 30, 2008

During the three months ended June 30, 2009, we recognized revenues of $137,000 compared to revenues of $468,000 for the three months ended June 30, 2008. The decrease of $331,000 was a result of decreasing our activities in short term mortgage origination and funding.

During the three months ended June 30, 2009, we incurred $69,000 in cost of revenues on loans.  During the period ended June 30, 2008, we incurred $316,000 in cost of revenues on loans.  The reduction of $247,000 was a result of decreasing our activities in short term mortgage origination and funding.

For Navidec and all subsidiaries, during the three months ended June 30, 2009, we recognized a gross profit margin of $68,000 compared to $152,000 for the three months ended June 30, 2008.  The decrease of $84,000 was a result of decreased mortgage loan activity.

Navidec Financial Services, Inc.

During the three months ended June 30, 2008, we incurred total operating expenses of $104,000 compared to $1,789,000 during the three months ended June 30, 2008.  The decrease of $1,685,000 is principally a result of decreasing our mortgage loan activity, recapturing $478,000 in previously written off bad debts as we collected our short term mortgages receivable and less impairment charges for the three months ended June 30, 2009 versus the three months ended June 30, 2008.

During the three months ended June 30, 2009, we recognized a net loss of $342,000 compared to a profit of $865,000 during the three months ended June 30, 2008.  The decrease of $1,207,000 was largely the result of the $3,148,000 gain less tax accrual of $621,000 on the sale of shares we hold for investment, including BPZ Energy, Inc. offset by the establishment of loan reserves of $1,474,000 for the six months ended June 30, 2008.

For the Six months Ended June 30, 2009 compared to the Six months Ended June 30, 2008

During the six months ended June 30, 2009, we recognized revenues of $294,000. During the six months ended June 30, 2009, revenues consisted of $147,000 from mortgage services, $35,000 from interest revenues, $37,000 from rental activity, $56,000 from gains on the sales of the Company’s real estate owned (after impairment recapture) and $19,000 from other related sources.  During the six months ended June 30, 2008, we recognized revenues of $790,000 from our operational activities.  The decrease of $496,000 was a result of decreasing our activities in short term mortgage origination and funding.

During the six months ended June 30, 2009, we incurred $141,000 in cost of revenues.  During the period ended June 30, 2008, we incurred $502,000 cost of revenues.  The decrease of $361,000 was a result of decreasing our activities in short term mortgage origination and funding.

During the six months ended June 30, 2009, we recognized a gross profit margin of $153,000 compared to $288,000 for the six months ended June 30, 2008.  The decrease of $135,000 was a result of decreasing our activities in short term mortgage origination and funding.

During the six months ended June 30, 2009, we incurred total operating expenses of $725,000 compared to $2,407,000 during the six months ended June 30, 2008.  The $1,682,000 decrease was largely due to less impairment charges in 2009 versus 2008 and a recapture of $478,000 during the six months ended June 30, 2009 in bad debts previously recorded.

During the six months ended June 30, 2009, we increased our allowances against our real estate owned by $311,000 and decreased our short term mortgage receivable allowance by $314,000.

During the six months ended June 30, 2009, we recognized a net loss before income tax benefit of $1,134,000 compared to net income before tax expense of $3,396,000 during the six months ended June 30, 2008.  The decrease of net income to a loss was largely the result of the $5,635,000 gain on BPZ investment for the six months ended June 30, 2008.

LIQUIDITY

At June 30, 2009, we had total current assets of $2,789,000, consisting of cash of $776,000, marketable securities of $911,000, net mortgage receivables of $209,000, a note receivable of $450,000 accrued interest receivable of $80,000, income tax receivable of $153,000, a current deferred tax asset of $202,000 and other current assets of $8,000.  At June 30, 2009, we had total current liabilities of $1,672,000, consisting of an accounts payable of $18,000, short term borrowings of $1,625,000 and accrued liabilities of $29,000.  Current assets exceed current liabilities by $1,117,000.

Navidec Financial Services, Inc.

Net cash used in operating activities during the six months ended June 30, 2009 was $344,000, compared to net cash used in operating activities during the six months ended June 30, 2008 of $6,214,000.

During the six months ended June 30, 2009, the net cash used in operations represented net loss of $931,000, adjusted for such non-cash items consisting of depreciation expense of $27,000, net increase of impairment and allowances of $88,000, gain from the sale of REOs of $56,000, a loss on the sale of investments of $69,000, and stock option expense of $38,000.  We also had a decrease in deferred revenue of $6,000; decrease in short term mortgage receivables of $986,000; increase in income tax receivable and deferred tax asset of $345,000; increase in pre-paids and other assets of $17,000; and decrease of accounts payable and accrued liabilities of $225,000.

During the six months ended June 30, 2008, the net cash used in operations represented net income of $2,062,000 adjusted for certain non-cash items consisting of depreciation expense of $10,000, a gain on the sale of investments of $5,635,000, and increase in allowances and impairments of $1,439,000.  We also had an increase in short term mortgage receivables of $4,566,000, increase in deferred revenue of $52,000, increase in prepaid expenses and other assets of $31,000, increase in accrued interest, accounts receivable and advances of $289,000, and an increase in accrued liabilities of $744,000, largely from income taxes payable.

During the six months ended June 30, 2009, we provided $564,000 in cash from investing activities.  We invested $199,000 in real estate in Boston, Massachusetts (Thomas Park), and received $1,196,000 from the sale of REO properties.  Through our marketable securities trading efforts, we purchased $123,702,000 in marketable securities and sold $123,276,000 in marketable securities.

The trading of marketable securities is one of Navidec’s business enterprises.  The Trading Account is limited to no more than 35% of net tangible shareholder equity.

During the six months ended June 30, 2008, we received cash of $8,126,000 from of the sale of equity investments less investment purchases of $2,088,000 invested $556,000 in our Thomas Park real estate project, increased our Thomas Park line by $1,241,000 and purchased fixed assets of $51,000.

During the six months ended June 30, 2009, net cash used in financing activities was $318,000 which consisted of $68,000 in open market purchases of the Company’s stock.  This stock will be retired.  The Company also paid off a mortgage loan on one of our rental properties of $250,000

During the six months ended June 30, 2008, net cash provided by financing activities was $5,000 received from the exercise of stock options.

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

In July 2007 Navidec Mortgage Holdings, Inc., a wholly owned subsidiary of the Company, in conjunction with Northsight Mortgage, and 80% owned subsidiary of the Company began making short term loans to purchasers of residential properties who purchase their property as part of or after the repossession in a foreclosure proceeding.  As of June 30, 2009, the Company had made $209,000 (net of allowance of $162,000) in such loans that have yet to be placed outside the Company in a permanent loan takeout.  The loans are secured by first deeds of trust on residential real estate properties.

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

For the six months ended June 30, 2009, the Company established an allowance against bad debts as follows:

Allowance for short term mortgages receivables	$ 162,000
Allowance for Real Estate Owned	$ 609,000
Allowance for Boston Property (Thomas Park)	$ 341,000
Allowance for Mauriello note	$ 151,000
Allowance for amounts owed from Jaguar	$1,407,000

Navidec Financial Services, Inc.

ITEM 3.  QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company is exposed to the impact of interest rate changes and change in the market values of the Company's investments. Based on the Company's market risk sensitive instruments outstanding  as of June 30, 2009,  as  described  below,  it has determined  that there was no  material  market risk  exposure to the  Company's consolidated financial position, results of operations, or cash flows as of such date. The Company does not enter into derivatives or other financial instruments for trading or speculative purposes.

INTEREST RATE RISK - At June 30, 2009, the Company's exposure to market rate risk for changes in interest rates relates primarily to its mortgage services business.  The Company has not used derivative financial instruments in its credit facilities. A hypothetical 10% increase in the Prime rate would not be significant to the Company’s financial position, results of operations, or cash flows.

INFLATION - Company does not believe that inflation will have a material impact on its future operations.

INVESTMENT RISK AND TRADING IN MARKETABLE SECURITIES - Beginning in November 2008, the Company began to trade in highly-liquid marketable securities.  This account is limited to no more than 35% of the net tangible shareholder equity.  As of June 30, 2009, the value in the Trading Account was $911,000 which was fully invested in liquid marketable securities and $484,000 in margin debt.  During the six months ended June 30, 2009 and at month end, the net account value did not exceed $600,000. During the six months ended June 30, 2009, the Company purchased $123,549,000 in marketable securities and sold $123,276,000 in marketable securities and recognized a loss of $69,000 and an unrealized loss of $14,000.

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

As required by SEC Rule 15d-15(b) for the quarter ended June 30, 2009, Mr. McKowen, our Chief Executive Officer and Principal Accounting Officer, carried out an evaluation under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 15d-14 as of the end of the period covered by this report.  Based on the foregoing evaluation, Mr. McKowen has concluded that our disclosure controls and procedures are not effective in  timely  alerting  them to material information required  to be included in our periodic SEC  filings  and to  ensure that information required to be disclosed in our periodic SEC filings is accumulated and communicated to our management, including our Chief Executive  Officer, to allow timely decisions regarding required disclosure as a result of the deficiency in our internal control over financial reporting discussed below.

Navidec Financial Services, Inc.

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

Our management, with the participation of the Company’s President, evaluated the effectiveness of the Company's internal control over financial reporting as of June 30, 2009. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control -- Integrated Framework. Based on this evaluation, our management, with the participation of the Company’s President, concluded that, as of June 30, 2009, our internal control over financial reporting was not effective due to material weaknesses in the system of internal control.

Specifically, management identified the following control deficiencies:

(1) The Company has not properly segregated duties as a few individuals initiate, authorize, and complete all transactions. The Company has not implemented measures that would prevent the individuals from overriding the internal control system. The Company does not believe that this control deficiency has resulted in deficient financial reporting because the Chief Accounting Officer is aware of his responsibilities under the SEC's reporting requirements and personally certifies the financial reports.

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
Navidec Financial Services, Inc.

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

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2009, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Navidec Financial Services, Inc.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

During the quarter ended June 30, 2009, there were no changes or developments in the outstanding litigation activities of the Company.

ITEM 2.  CHANGES IN SECURITIES

During the period of April 1, 2009 through June 30, 2009, the Company did not make any sales of its unregistered securities.

During the period of April 1, 2009 through June 30, 2009, the Company did not make any purchases of its common stock on the open market.

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

NAVIDEC FINANCIAL SERVICES, INC. (Registrant)
Dated: August 12, 2009	By: /s/ John McKowen
John McKowen, President & Chief Accounting Officer

Navidec Financial Services, Inc.

Exhibit 31

CERTIFICATION PURSUANT TO 18 U.S.C. ss. 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, John R. McKowen, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Navidec Financial Services, Inc.;

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

Dated: August 12, 2009	By: /s/ John McKowen
John McKowen, President & Chief Accounting Officer

Navidec Financial Services, Inc.

EXHIBIT 32

CERTIFICATION PURSUANT TO
18 U.S.C. 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Navidec Financial Service, Inc. on Form 10-Q for the period ended June 30, 2009, as filed with the  Securities  and Exchange Commission on the date hereof (the "Report"), I, John R. McKowen, Chief Executive  Officer of the  Company,  certify,  pursuant  to 18 U.S.C.  1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

The Report fully complies with the requirements of Section 13(a) or 15(d) of the
Securities Exchange Act of 1934; and

The information contained in the Report fairly presents,  in all  material respects, the financial condition and results of operations of the Company.

Dated: August 12, 2009	By: /s/ John McKowen
John McKowen, President & Chief Accounting Officer