Form 10-Q/A
period 2009-08-31
Navidec Financial Services, Inc.
filed 2009-08-31
CIK 1302946

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

EXPLANATORY NOTE

This Form 10-Q/A (the “Amendment”) amends our Form 10-Q for the period ended September 30, 2008, which was filed with the Securities and Exchange Commission on November 13, 2008 (the “Original Filing”). We are filing this Form 10-Q/A to amend Item 1 “Financial Statements” Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Item 4 “Controls and Procedures” and Item 4T “Controls and Procedures.”

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

PART I

ITEM 1.  FINANCIAL STATEMENTS

NAVIDEC FINANCIAL SERVICES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In Thousands)
	September 30,	December 31,
	2008	2007
	RESTATED	RESTATED
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash and cash equivalents	$704	$1,407
S/T Mortgages receivable - net of allowance of $807 on September 30, 2008 and $5 on December 31, 2007	4,556	2,148
S/T Note receivable - Jaguar Group LLC - net of allowance of $1,407
on September 30, 2008 and $0 on December 31, 2007 (Notes 1, 4)	-	1,047
Accrued interest receivable	112	45
Advances receivable	6	5
Prepaid Expenses	-	62
Total Current Assets	5,378	4,714

Property, equipment and software, net	105	45

Other Assets
Note receivable - Aegis/Grizzle - (Note 4)	450	450
Investment - BPZ Energy - (Note 5)	673	2,541
Investment - Boston Property (Note 5)	2,587	1,279
Real estate owned - net of impairment of $198 and depreciation of $13 on September 30, 2008 and $0 on December 31, 2007 (Note 5)	2,144	379
Other assets	22	15
Total Other Assets	5,876	4,664
TOTAL ASSETS	$11,359	$9,423

LIABILITIES & STOCKHOLDERS' EQUITY
Liabilities
Current Liabilities
Advances repayable - related party	$-	$15
Accounts Payable	550	-
Short term borrowings (Note 7)	1,219	286
Accrued taxes and liabilities	836	154
Total Current Liabilities	2,605	455

Stockholders' Equity
Common stock, $0.001 par value, 100,000,000 shares authorized, 9,024,583 and 8,924,583 shares issued and outstanding at September 30, 2008 and December 31, 2007, respectively	9	9
Additional paid-in capital	8,966	8,758
Unrealized gain on securities	334	1,578
Retained earnings	(555)	(1,377)
Total Stockholders' Equity	8,754	8,968
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$11,359	$9,423

The accompanying notes to consolidated financial statements are an integral part of these statements.

NAVIDEC FINANCIAL SERVICES, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
 (In Thousands)
Unaudited
	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
		RESTATED	RESTATED	RESTATED
Revenue
Loan Fees	$221	$97	$675	$484
Interest revenues	33	-	202	-
Cost of loan fees	(476)	(98)	(667)	(445)
Gross Profit	(222)	(1)	210	39

Operating Expenses:
General and administrative	1,203	236	3,598	727
Depreciation and amortization	23	-	26	4
Total operating expenses	1,226	236	3,624	731
Loss from operations	(1,448)	(237)	(3,414)	(692)

Other income (expense)
Gain on sale of investments	(10)	1,349	5,604	1,884
Other (loss) or Gain	11	-	11	50
Net rental income	13	-	20	-
Miscellaneous non-operating expense	(199)	-	(269)	-
Interest income	21	15	44	56
Interest expense	(40)	-	(66)	-
Total other (expense) income	(204)	1,364	5,344	1,990
Net (Loss) Income before minority interest and income tax	(1,652)	1,127	1,930	1,298

Minority Interest
Minority interest in consolidated subsidiary	-	-	(24)	(8)
Net (Loss) Income before taxes	(1,652)	1,127	1,906	1,290

Income Taxes
Provision for income tax (credit)	(112)	-	1,084	-
Net (Loss) Income	$(1,540)	$1,127	$822	$1,290

Earnings Per Share:
Basic (Note 2)	$(0.17)	$0.13	$0.09	$0.14

Weighted Average Shares Outstanding:
Basic	9,025	8,983	9,025	8,983

The accompanying notes to consolidated financial statements are an integral part of these statements.

NAVIDEC FINANCIAL SERVICES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
 (In Thousands)
Unaudited
	For the Nine Months Ended
	September 30,
	2008	2007
	RESTATED	RESTATED
Cash Flows from Operating Activities:
Net Income	$822	$1,290
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation expense	26	4
Gain on sale investments	(5,604)	(1,884)
Increase in reserves and impairments	2,412	-
Gain on settlement of debt	-	(50)
Minority interest	24	8
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(1)	23
Increase in accrued interest	(67)	(39)
(Increase) decrease in prepaid expenses and other assets	62	102
(Increase) decrease in short term loans receivable	(2,408)	898
(See Supplemental Information below)
Increase in accounts payable	550	-
Increase (decrease) in accrued liabilities and other	667	(60)
Net Cash (Used) Provided by Operating Activities	(3,517)	292

Cash Flows from Investing Activities:
Investments (increased) decreased
Boston real estate	(1,308)	-
Other real estate (See Supplemental Information below)	-	-
(Increase) in fixed assets	(79)	(2)
Proceeds from sale of equity investments	3,268	1,068
Net Cash Provided by Investing Activities	1,881	1,066

Cash Flows from Financing Activities:
Increase (decrease) in short term borrowings	933	-
Post-merger proceeds from exercise of BPZ Options	-	1,220
Net Cash Provided by Financing Activities	933	1,220
Net (Decrease) Increase in Cash & Cash Equivalents	(703)	2,579
Beginning Cash & Cash Equivalents	1,407	179
Ending Cash & Cash Equivalents	$704	$2,758

Supplemental Disclosure of Cash Flow Information
Non-cash exchange of receivable from parent company	$1,995	$-
Cash paid for Interest	$66	$-
Cash paid for Income Taxes	$350	$-
Increase in Additional Paid In Capital due to stock options issued	$64	$-

The accompanying notes to consolidated financial statements are an integral part of these statements.

NAVIDEC FINANCIAL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY
(Restated)
For the Period from December 31, 2006 to September 30, 2008
(In thousands)
(Unaudited)

	Voting		Additional	Unrealized	Retained	Stockholders'
	Common Stock		Paid-in	Gain	Earnings	Equity
	Shares	Amount	Capital		(Deficit)
Balances, December 31, 2006
(as previously reported)	7,950	$8	$9,413	$1,483	$(3,973)	$6,931
Adjusted unrealized gains	-	-	-	(902)	-	(902)
Reverse incorrect entry	-	-	(1,203)			(1,203)
Legal Settlement	-	-	-	-	295	295
Balances, December 31, 2006 (as restated)	7,950	8	8,210	581	(3,678)	5,121

Net income	-	-	-	-	2,301	2,301
Options exercised	1,000	1	49	-	-	50
BPZ transaction correction	33	-	2	-	-	2
Private placement correction	9	-	-	-	-	-
Legacy options exercised	-	-	647	-	-	647
Treasury stock - Armijo settlement	(68)	-	(150)	-	-	(150)
Change in unrealized gains	-	-	-	997	-	997
Balances, December 31, 2007	8,924	$9	$8,758	$1,578	$(1,377)	$8,968

Net income	-	-	-	-	822	822
Options exercised	100	-	5	-	-	5
Change in unrealized gains	-	-	-	(1,578)	-	(1,578)
Options issued	-	-	60	-	-	60
Reclaimed BPZ stock (Notes 2, 4)	-	-	143	334	-	477
Balances - September 30, 2008	9,024	$9	$8,966	$334	$(555)	$8,754

The accompanying notes to consolidated financial statements are an integral part of these statements.

NAVIDEC FINANCIAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Nine Months Ended September 30, 2008 and 2007
(Restated)
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

Navidec Financial Services, Inc. September 30, 2008 10Q/A

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

Navidec Financial Services, Inc. September 30, 2008 10Q/A

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The unaudited consolidated financial statements and related notes for the nine months ended September 30, 2008 and 2007, presented herein have been prepared by the management of NFS and its subsidiaries pursuant to the rules and regulations of the Securities and Exchange Commission.  Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations.  Operating results for the nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the full year.  It is suggested that these unaudited consolidated financial statements be read in conjunction with the December 31, 2007 audited consolidated financial statements.

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

Navidec Financial Services, Inc. September 30, 2008 10Q/A

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

Further, in May 2009, the Company’s accounting staff began a review of all of the Company’s ownership and transactions in BPZ Energy, Inc. common stock.  During this internal review, the Company discovered that an additional 39,088 shares of BPZ were due from BPZ to the Company based on a past cashless exercise of Navidec legacy options.  It is estimated that these shares were due to the Company toward the end of the year ended December 31, 2006, so the fair market value of the stock ($3.65 per share) for a total fair market value of $142,671 at December 31, 2006 is used for book basis.  As of September 30, 2008 this increased the Investment in BPZ by $673,000, increased deferred tax liability by $196,000, and increased unrealized gain by $334,000.  No adjustment was made at December 31, 2007 and 2006 because the value of the additional 39,088 shares in BPZ at those dates was deemed to be immaterial.  (Also see Note 4)

As of September 30, 2008 the Balance Sheets, Statement of Operations, and Statement of Cash Flows were restated due to the factors listed above.

Navidec Financial Services, Inc. September 30, 2008 10Q/A

September 30, 2008 Detail of Restated Financials

	September 30, 2008
		Previously
	RESTATED	Reported
	(Unaudited)	(Unaudited)	Change
ASSETS
Current Assets
Cash and cash equivalents	$704	$704	$-
S/T Mortgages receivable - net of allowance of $807 on September 30, 2008 and $5 on December 31, 2007	4,556	4,556	-
S/T Note receivable - Jaguar Group LLC - net of allowance of $1,407 on September 30, 2008 and $0 on December 31, 2007 (Notes 1, 4)	-	-	-
Accrued interest receivable	112	112	-
Advances receivable	6	6	-
Prepaid Expenses	-	-	-
Total Current Assets	5,378	5,378	-

Property, equipment and software, net	105	105	-

Other Assets
Note receivable - Aegis/Grizzle - (Note 4)	450	450	-
Investment - BPZ Energy - (Note 5)	673	-	673
Investment - Boston Property (Note 5)	2,587	2,587	-
Real estate owned - net of impairment of $298 and depreciation of $13 on September 30, 2008 and $0 on December 31, 2007 (Note 5)	2,144	2,144	-
Other assets	22	22	-
Total Other Assets	5,876	5,203	673
TOTAL ASSETS	$11,359	$10,686	$673

LIABILITIES & STOCKHOLDERS' EQUITY
Liabilities
Current Liabilities
Advances repayable - related party	$-	$-	$-
Accounts Payable	550	550	-
Short term borrowings (Note 7)	1,219	1,219	-
Accrued taxes and liabilities	836	636	200
Total Current Liabilities	2,605	2,405	200

Stockholders' Equity
Common stock, $0.001 par value, 100,000,000 shares authorized, 9,024,583 and 8,924,583 shares issued and outstanding at September 30, 2008 and December 31, 2007, respectively	9	9	-
Additional paid-in capital	8,966	7,456	1,510
Unrealized gain on securities	334	-	334
Retained earnings	(555)	816	(1,371)
Total Stockholders' Equity	8,754	8,281	473
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$11,359	$10,686	$673

Navidec Financial Services, Inc. September 30, 2008 10Q/A

	For the Three Months Ended			For the Nine Months Ended
	September 30, 2008			September 30, 2008
	Originally Reported	ADJ	RESTATED	Originally Reported	ADJ	RESTATED
Revenue
Loan Fees	$221		221	675	-	675
Interest revenues	33		33	202	-	202
Cost of Loan Fees	(476)		(476)	(667)	-	(667)
Gross Profit	(222)	-	(222)	210	-	210

Operating Expenses:
General and administrative	1,203		1,203	3,726	(128)	3,598
Depreciation and amortization	23		23	26	-	26
Total operating expenses	1,226	-	1,226	3,752	(128)	3,624
Loss from operations	(1,448)	-	(1,448)	(3,542)	128	(3,414)

Other income (expense)
Gain on sale of investments	(10)		(10)	5,412	192	5,604
Other (loss) or Gain	11		11	11	-	11
Net rental income	13		13	20	-	20
Miscellaneous non-operating expense	(199)		(199)	(269)	-	(269)
Interest income	21		21	44	-	44
Interest expense	(40)		(40)	(66)	-	(66)
Total other (expense) income	(204)	-	(204)	5,152	192	5,344
Net (Loss) Income before minority interest and income tax	(1,652)	-	(1,652)	1,610	320	1,930

Minority Interest
Minority interest in consolidated subsidiary	-		-	(24)	-	(24)
Net (Loss) Income before taxes	(1,652)		(1,652)	1,586	320	1,906

Income Taxes
Provision for income tax (credit)	(112)		(112)	1,084	-	1,084
Net (Loss) Income	$(1,540)	-	(1,540)	502	320	822

Earnings Per Share:
Basic	$(0.17)	-	(0.17)	0.06	0.03	0.09

Weighted Average Shares Outstanding:
Basic	9,025	-	9,025	9,025	-	9,025

Navidec Financial Services, Inc. September 30, 2008 10Q/A

	For the Three Months Ended			For the Nine Months Ended
	September 30, 2007			September 30, 2007
	Originally Reported	ADJ	RESTATED	Originally Reported	ADJ	RESTATED
Revenue
Loan Fees	$97	-	97	484		484
Interest revenues	-	-	-	-		-
Cost of Loan Fees	(98)	-	(98)	(445)		(445)
Gross Profit	(1)	-	(1)	39		39

Operating Expenses:
General and administrative	236	-	236	727		727
Depreciation and amortization	-	-	-	4		4
Total operating expenses	236	-	236	731		731
Loss from operations	(237)	-	(237)	(692)		(692)

Other income (expense)
Gain on sale of investments	2,484	(1,135)	1,349	3,551	(1,667)	1,884
Other (loss) or Gain	-	-	-	50		50
Net rental income	-	-	-	-		-
Miscellaneous non-operating expense	-	-	-	-		-
Interest income	15	-	15	56		56
Interest expense	-	-	-	-		-
Total other (expense) income	2,499	(1,135)	1,364	3,657	(1,667)	1,990
Net (Loss) Income before minority interest and income tax	2,262	(1,135)	1,127	2,965	(1,667)	1,298

Minority Interest
Minority interest in consolidated subsidiary	-	-	-	(8)	-	(8)
Net (Loss) Income before taxes	2,262	(1,135)	1,127	2,957	(1,667)	1,290

Income Taxes
Provision for income tax (credit)	-		-	-	-	-
Net (Loss) Income	$2,262	(1,135)	1,127	2,957	(1,667)	1,290

Earnings Per Share:
Basic	$0.25	(0.13)	0.13	0.33	(0.19)	0.14

Weighted Average Shares Outstanding:
Basic	8,983	-	8,983	8,983	-	8,983

Navidec Financial Services, Inc. September 30, 2008 10Q/A

PRINCIPLES OF CONSOLIDATION AND MINORITY INTEREST

The accompanying consolidated financial statements include the accounts of NFS and its subsidiary, Northsight, Inc., Northsight Mortgage formerly known as Navidec Mortgage Holdings, Inc., and Southie Development, LLC. NFS owns 98% of Northsight and the former minority member or Northsight Mortgage Group, LLC owns 2% of Northsight, Inc.  NFS owns 100% of Southie Development, LLC.   As of December 31, 2007, Northsight Inc had a negative stockholders’ equity, therefore the consolidated financial statements do not include a liability for minority interest.  As of September 30, 2008, Northsight Inc. had a positive stockholders’ equity, therefore the consolidated financial statements include an expense for minority interest.

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

Navidec Financial Services, Inc. September 30, 2008 10Q/A

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

NOTES RECEIVABLE

The Company carries its notes receivable at cost or loan balance, subject to the valuation procedures described below.  The book value of these financial instruments is representative of their fair values. As of September 30, 2008 and December 31, 2007, the Company had a total of $4,556,000 and $2,148,000, respectively, invested in notes receivable, net of an allowance for bad debt of $807,000 and $5,000 respectively.

Interest is accrued monthly on notes receivable as earned and is no longer accrued if the loan becomes more than 90 days past due.   The Company provides a valuation for certain loans that are delinquent.  The valuation account is netted against notes receivable.

ALLOWANCE FOR BAD DEBT

NFS’s policy on allowances for bad debt determines the timing and recognition of expenses.  The Company follows guidelines for allowances based off of historical and account specific trends; however, certain judgments affect the application of NFS bad debt allowance policy. NFS receivables are recorded net of an allowance for doubtful accounts which requires management to estimate amounts due which may not be collected.  This estimate requires consideration of general economic conditions, overall historical trends related to the Company’s collection of receivables, customer specific payment history, and customer specific factors affecting their ability to pay amounts due.  Management routinely assesses and revises its estimate of the allowance for doubtful accounts.  As of year ended December 31, 2007, the Company had a $5,000 allowance for that debt. As of September 30, 2008 the Company had a $807,000 allowance against the short term mortgages and an allowance of $1,407,000 against the Jaguar notes receivable.

Navidec Financial Services, Inc. September 30, 2008 10Q/A

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

OTHER REAL ESTATE OWNED

Other real estate owned, at September 30, 2008, is comprised of real estate and other assets acquired through foreclosure, acceptance of a deed in lieu of foreclosure or otherwise acquired from the debtor in lieu of repayment of the debt. Assets acquired through or instead of loan foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. Revenues, expenses and subsequent adjustments to fair value less estimated costs to sell are classified as expenses for other real estate owned.

Navidec Financial Services, Inc. September 30, 2008 10Q/A

Part 1—Real estate owned at end of period (in thousands)						Part 2—Rental income (in thousands)
Column A—List classification of property as indicated below	Column B—Amount of incumbrances	Column C—Initial cost to company	Column D—Cost of improve- ments, etc.	Column E—Amount at which carried at close of period	Column F—Reserve for depreciation and Impairments	Column G—Rents due and accrued at end of period	Column H—Total rental income applicable to period	Column I—Expended for interest, taxes, repairs and expenses	Column J—Net income applicable to period
Farms
Residential
Colorado	$ 250	1463	34	1,497	(143)		18	7	11
Arizona		858		858	(68)		1	3	(2)
Massachusetts	908	1,200	1387	2,587
Apartments and business
Unimproved
Total	1,158	3,521	1,421	4,942	(211)		19	10	9
Rent from properties sold during period
Total	$ 1,158	3,521	1,421	4,942	(211)		19	10	9

Real Estate Detail (in thousands)	Boston Property	Other Real Estate Owned	Total
Beginning Balance, January 1, 2008	$1,200	$379	$1,579
Additions during the period:
Acquisitions through foreclosure		1,942	1,942
Other acquisitions
Improvements, etc.	1,387	34	1,421
Other (describe)
Deductions during the period:
Cost of real estate sold
Impairments and depreciation		(211)	(211)
Other (describe)
Ending Balance, September 30, 2008	$2,587	$2,144	$4,731

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

Navidec Financial Services, Inc. September 30, 2008 10Q/A

Below is a summary of property and equipment:

Asset Type	Life in Years	September 30, 2008	December 31, 2007
Office equipment & Furniture	5 – 7	$ 122,000	$ 91,000
Computers	3	53,000	24,000
Subtotal		175,000	115,000
Less Accumulated Depreciation		70,000	70,000
Net Book Value		$ 105,000	$ 45,000

GOODWILL AND INTANGIBLE ASSETS

NFS does not carry any intangible assets or goodwill on its books as of September 30, 2008.

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

Navidec Financial Services, Inc. September 30, 2008 10Q/A

During the nine months ending September 30, 2008, the Company evaluated book versus tax.  This analysis gave rise to a tax expense of $1,084,000 for the nine months ended September 30, 2008, with $824,000 as a liability as of September 30, 2008.  Of the $824,000 tax liability, $628,000 is currently payable and $196,000 is deferred based on the projected gain on the sale of the BPZ

STOCK BASED COMPENSATION

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

COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) includes net income or loss and changes in equity from the market price variations in the BPZ stock held by the Company.  During the three months ended September 30, 2008, there were 39,088 remaining shares of BPZ to sell, and for the nine months ending September 30, 2008shares of BPZ were sold representing a gain of $5,604,000.

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

Navidec Financial Services, Inc. September 30, 2008 10Q/A

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

Navidec Financial Services, Inc. September 30, 2008 10Q/A

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

The Company's "investments in BPZ" of 300,000 shares were valued at $3,354,000 on December 31, 2007.  The Company held 39,088 shares of BPZ at September 30, 2008.  (See also Note 2 – Restatement of Results.)

NOTE 4 – NOTES RECEIVABLE

Notes Receivable – General

During the year ended December 31, 2007, the Company entered a transaction with a former officer of the Company, Mr. Robert Grizzle.  In exchange for Mr. Grizzle’s shares in the Company, on May 3, 2007, Mr. Grizzle executed a note payable to the Company in the amount of $450,000. The note caries an 8% interest rate and is collateralized by 1,000,000 Aegis common shares, 1,500,000 Aegis preferred shares, 220,000 shares of the Company's common stock and 200,000 options to purchase shares of the Company's common stock at $0.05 per share held by Mr. Grizzle.  The note is a limited recourse note whereby Mr. Grizzle is personally responsible for one half the original principal and interest. The balance owed is collateralized by Mr. Grizzle’s Aegis common and preferred shares and the Company’s common stock. Further, the note provides that at the earlier of one year from the date that the common stock of the Company is publicly traded and his shares are registered for resale under an effective registration statement filed by the Company or December 31, 2009.  On September 30, 2007, Mr. Grizzle resigned as the Chief Operating Officer and the Chief Financial Officer of the Company.  On October 17, 2008, the Company filed with the SEC an S-8 registration statement registering Mr. Grizzle’s shares.

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

Navidec Financial Services, Inc. September 30, 2008 10Q/A

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

Summary of Receivables

Note From	Due	Principal Amount	Annual Interest rate	Accrued Interest	Security
Robert Grizzle	Oct 17, 2009	$ 450,000	8%	$51,000	Shares and options in Navidec and Aegis
Welend-Jaguar	June 13, 2008	1,407,000	0%	-0-	Junior security in residential mortgages
Various short term home mortgages	Various and on-going	5,363,000	9.95% to 14%	61,000	First mortgage
Total		7,220,000		$ 112,000
Less: Impairments		2,214,000
Net Balance		$ 5,006,000

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

Navidec Financial Services, Inc. September 30, 2008 10Q/A

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

As of September 30, 2008, the 39,088 shares of BPZ had a market price of $7.80 per share for a total valuation of $673,000.   The Company recognized $373,000 in deferred taxes on the unrealized gain and an unrealized gain of $633,000.

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

Navidec Financial Services, Inc. September 30, 2008 10Q/A

Northsight is focused on the Arizona and Colorado mortgage markets and is primarily engaged in the business of marketing and brokering mortgages collateralized by real estate with an emphasis on providing credit worthy individuals with interim financing for the purchase of repossessed or auctioned residential properties.

Operating results for each of the segments of the Company are as follows:

	For the Nine Months Ended			For the Nine Months Ended
	September 30, 2008			September 30, 2007
	(Data in thousands)			(Data in thousands)

	Navidec	Northsight,	Southie,	Navidec	Northsight,	Southie,
	Financial	Inc.	LLC.	Financial	Inc.	LLC.
	Services			Services

Revenue
Sales	$129	725	23	-	484	-
Cost of Sales	-	667	-	-	445	-
Gross Profit	129	58	23	-	39	-
Total Operating Expenses	3,119	488	17	568	162	-
Other Income/(Expense)
Gain on sale of investments	5,604	-	-	1,884	-	-
Other income/(expense)	(57)	(22)	(205)	90	7	-
Total Other Income/(Expense)	5,547	(22)	(205)	1,974	7	-
Income Taxes (credit)	1,254	(170)	-	-	-	-
Net Income (Loss)	$1,303	(282)	(199)	1,406	(116)	-

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

During the nine months ending September 30, 2008, the Company evaluated book versus tax.  This analysis gave rise to a tax expense of $1,084,000 for the nine months ended September 30, 2008, with $824,000 as a liability as of September 30, 2008.  Of the $824,000 tax liability, $628,000 is currently payable and $196,000 is deferred based on the projected gain on the sale of the BPZ.

Navidec Financial Services, Inc. September 30, 2008 10Q/A

Statutory Rate Reconciliation
Federal Rate	34.00%
State Rate	4.63%
Federal benefit of State Rate	(1.57)%
Net Effective Rate	37.06%

Deferred Tax and Tax Liability Computation for 2008
Federal (000s)
Book Income before taxes	$ 1,610

Tax Adjustments:
Additions (Temporary):
Non-deductible impairments	1,310
Additions (Permanent):
Entertainment exclusion	5
Projected Taxable Income	$ 2,925
Net Effective rate	37.06%
Projected Tax - current	$ 1,084

NOTE 9 - EQUITY TRANSACTIONS

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

Navidec Financial Services, Inc. September 30, 2008 10Q/A

A summary of the option plan is as follows:

	2008
	Shares	Weighted Average Exercise Price
Outstanding, January 1, 2008	3,681,510	$ 1.18
Granted	400,000	2.00
Cancelled	-	-
Expired	-	-
Exercised	(100,000)	-
Outstanding, September 30, 2008	3,981,510	$ 1.26
Options Exercisable , September 30, 2008	3,664,843	$ 1.20

WARRANTS

At September 30, 2008, the following warrants to purchase common stock were outstanding:

Number of common shares covered by warrants	Exercise Price	Expiration Date
1,332,500	$ 4.00	May 2010
1,332,500	2.00	May 2010
150,000	1.00	July 2010
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

Navidec Financial Services, Inc. September 30, 2008 10Q/A

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

NOTE 10 – RELATED PARTY TRANSACTIONS

The Company rents part of the CEO’s private home for the CEO’s office for $3,500 per month and $1,750 per month in 2007.  There is no long term commitment for this payment.  Based on the square footage, furniture and fixture and amenities, Management believes that this rent payment approximates the fair market value.

Navidec Financial Services, Inc. September 30, 2008 10Q/A

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

Navidec Financial Services, Inc. September 30, 2008 10Q/A

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

RESULTS OF OPERATIONS

For the Three Months Ended September 30, 2008 compared to the Three Months Ended September 30, 2007

During the three months ended September 30, 2008, we recognized revenues of approximately $254,000. During the three months ended September 30, 2008, revenues consisted of $221,000 from mortgage services and $33,000 from interest revenues.  During the three months ended September 30, 2007, we recognized revenues of $97,000.  The increase of $157,000 was a result of the development of a new bridge loan program that enables purchasers to acquire discounted residential real estate.

During the three months ended September 30, 2008, we incurred $476,000 in cost of loan fees.  During the period ended September 30, 2007, we incurred $98,000 cost of loan fees.

During the three months ended September 30, 2008, we recognized a gross profit margin loss of $222,000 compared to gross profit margin loss of $1,000 for the three months ended September 30, 2007.  The decrease of $223,000 was a result of increased underwriting standards for our mortgage loan activity.

Navidec Financial Services, Inc. September 30, 2008 10Q/A

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

During the three months ended September 30, 2008, we recognized a net loss of $1,540,000 compared to net income of $1,127,000 during the three months ended September 30, 2007.  The increase of the loss was largely the result of increased Jaguar reserve of $984,000 during the three months ended September 30, 2008, and gains from the sale of investments during the three months ended September 30, 2007.

For the Nine Months Ended September 30, 2008 compared to the Nine Months Ended September 30, 2007

During the nine months ended September 30, 2008, we recognized revenues of $877,000.  During the nine months ended September 30, 2008, we recognized $675,000 in revenues from Northsight’s mortgage activities and $202,000 in interest revenues.  During the nine months ended September 30, 2007, we recognized revenues of $484,000, solely from Northsight’s mortgage activities.  The increase of $395,000 was a result of the development of a new bridge loan program that enables purchasers to acquire discounted residential real estate.

During the nine months ended September 30, 2008, we incurred $667,000 in cost of loan fees.  During the period ended September 30, 2007, we incurred $445,000 in cost of loan fees.

During the nine months ended September 30, 2008, we recognized a gross profit margin of $210,000 compared to $39,000 for the nine months ended September 30, 2007.  The increase of $171,000 was a result of increased mortgage activity.

During the nine months ended September 30, 2008, we incurred total operating expenses of $3,624,000 compared to $731,000 during the nine months ended September 30, 2007.  The increase of $2,893,000 is result of establishing a loan loss reserve of $2,467,000 and a redirection of Northsight’s mortgage operations to include an emphasis on short term bridge loans and the opening of Northsight’s offices in Colorado and focus on the Colorado market.  During the nine months ended September 30, 2008 we incurred general and administrative expense of $3,598,000 compared to $727,000 during the nine months ended September 30, 2007.

During the nine months ended September 30, 2008, we recognized net income of $822,000 compared to $1,290,000 during the nine months ended September 30, 2007.  The decrease of $468,000 was largely a result of the $2,467,000 in loan loss reserves and the provision for income tax of $1,084,000 offset by additional gains from sale of investments of $5,604,000 for the nine months ended September 30, 2008 compared to a gain of $1,884,000 for the nine months ended September 30, 2007.  Proceeds from the sale of investments were used to expand Northsight’s mortgage operations, create our bridge loan product and increase our bridge loan portfolio.

Navidec Financial Services, Inc. September 30, 2008 10Q/A

LIQUIDITY

At September 30, 2008, we had total current assets of $5,378,000, consisting of cash of $704,000, net mortgage receivables of $4,556,000, accrued interest receivable of $112,000, and an advance receivable of $6,000.  At September 30, 2008, we had total current liabilities of $2,605,000, consisting of an accounts payable of $550,000, short term borrowings of $1,219,000 and accrued taxes and liabilities of $836,000.  Current assets exceed current liabilities by $2,773,000.

Net cash used by operating activities during the nine months ended September 30, 2008 was $3,517,000, compared to net cash provided in operating activities during the nine months ended September 30, 2007 of $292,000. During the nine months ended September 30, 2008, the net cash provided represented net income of $822,000, adjusted for the non-cash item of depreciation expense of $26,000, a gain on the sale of investments of $5,604,000, and impairments of $2,412,000.  We also had an increase in accounts receivable of $1,000; increase in accrued interest of $67,000; increase of prepaid and other assets of $62,000; increase of short term loans receivable of $2,408,000; increase of accounts payable of $550,000, and increase in other accrued liability of $667,000.

During the nine months ended September 30, 2007, the net cash used by operating activities represented net income of $1,290,000 adjusted for certain non-cash items consisting of depreciation expense of $4,000, a gain on the sale of investments of $1,884,000, gain on settlement of debt for $50,000, and a minority interest of $8,000.  We also had a decrease in accounts receivable of $23,000; increase in accrued interest of $39,000; decrease of prepaid and other assets of $102,000; decrease of short term loans receivable of $898,000, and decrease in other accrued liability of $60,000.

During the nine months ended September 30, 2008, we provided $1,881,000 in cash in investing activities.  We invested $79,000 in fixed assets, $1,308,000 in real estate in Boston, Massachusetts, and received $3,268,000 from the proceeds of sale of equity investments.

During the nine months ended September 30, 2007, we received cash of $1,068,000 from of the sale of equity investments less $2,000 from the purchase of fixed assets, for a net cash provided of $1,066,000.

During the nine months ended September 30, 2008, net cash provided from financing activities was $933,000.  We increased our short term borrowings by $933,000.  During the nine months ended September 30, 2007, we recognized $1,220,000 from the post-merger proceeds from exercise of BPZ options.

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

Navidec Financial Services, Inc. September 30, 2008 10Q/A

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

As of September 30, 2008, the Company also holds $452,000 in escrow for the benefit of the property owners recognized under accounts payable.  This is recognized as a reduction on the total amount of short term loans, for a net short term mortgage receivable of $4,556,000. This balance includes a reserve for uncollectible of $807,000.

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

Navidec Financial Services, Inc. September 30, 2008 10Q/A

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

Navidec Financial Services, Inc. September 30, 2008 10Q/A

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

Navidec Financial Services, Inc. September 30, 2008 10Q/A

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

Navidec Financial Services, Inc. September 30, 2008 10Q/A

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

Navidec Financial Services, Inc. September 30, 2008 10Q/A

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

NAVIDEC FINANCIAL SERVICES, INC. (Registrant)
Dated: August 31, 2009	By: /s/ John McKowen
John McKowen, President & Chief Accounting Officer

Navidec Financial Services, Inc. September 30, 2008 10Q/A

Exhibit 31.1

CERTIFICATION OF PERIODIC REPORT

I, John McKowen, certify that:

1.	I have reviewed this amended quarterly report on Form 10-Q/A of September 30, 2008;

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

Date:   August 31, 2009

/s/ John McKowen
  ,
    Chief Executive Officer, President
  & Principal Accounting Officer

Navidec Financial Services, Inc. September 30, 2008 10Q/A

EXHIBIT 32

CERTIFICATION PURSUANT TO
18 U.S.C. 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Amended Quarterly Report of Navidec Financial Service, Inc. on Form 10-Q/A for the period ended September 30, 2008, as filed with the  Securities  and Exchange Commission on the date hereof (the "Report"), I, John R. McKowen, Chief Executive  Officer of the  Company,  certify,  pursuant  to 18 U.S.C.  1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

The information contained in the Report fairly presents,  in all  material respects, the financial condition and results of operations of the Company.

Date: August 31, 2009

By:      /s/ John R. McKowen
         John R. McKowen
         Chief Executive Officer, Principal Accounting Officer