Form 10-Q
period 2009-09-30
Navidec Financial Services, Inc.
filed 2009-11-16
CIK 1302946

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

_________________

FORM 10Q
_________________

(Mark One)

 [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009

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

As of November 9, 2009, there were 8,976,583 shares of the registrant’s common stock issued and outstanding.

EXPLANATORY NOTE

In connection with the filing of this Form 10-Q we are including financial information for the period ended September 30, 2008 that has been restated from the original filing of the Form 10-Q for the Quarter Ended September 30, 2008, on August 13, 2008.   The reader of this Form 10-Q should refer to the Form 10-Q/A for September 30, 2008 that was filed on August 31, 2009 for additional details regarding the restated financial information for the period ended September 30, 2008.

PART I
ITEM 1.  FINANCIAL STATEMENTS
NAVIDEC FINANCIAL SERVICES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In Thousands)	September 30, 2009 Unaudited	December 31, 2008 Audited
ASSETS:
Current Assets:
Cash and cash equivalents	$ 1,005	874
Mortgages receivable - Net of allowance for bad debts of $476 and unearned revenue of $6 on December 31, 2008 (Note 2)	-	2,197
Note receivable - Jaguar Group LLC net of $1,407 allowance on Sept 30, 2009 and December 31, 2008 (Note 3)	-	-
Note receivable - Aegis/Grizzle (Note 3)	450	-
Note receivable - related party (Notes 3, 11, 12)	122	-
Accrued interest receivable	87	88
Advances and accounts receivable	2	-
Income taxes receivable	510	-
Deposits	120	-
Prepaid expenses	28	21
Assets held for sale	123	-
Total Current Assets	2,447	3,180

Property, equipment and software, net	103	114

Other Assets
Mortgages receivable - Net of allowance for bad debts of $162 (Notes 2, 3)	209	-
Notes receivable - Mauriello, net of allowance of $151 (Note 3)	-	-
Notes receivable - Aegis/Grizzle (Note 3)	-	450
Investment in Boston Property, net of impairment of $463 on Sept 30, 2009 and $492 on December 31, 2008 (Note 4)	2,442	2,315
Land and water shares (Note 4)	2,561	-
Options on real estate (Note 4)	2,850	-
Other real estate owned - net of impairment of $538 and $298 and accumulated depreciation of $67 and $27 on Sept 30, 2009 and December 31, 2008, respectively (Note 4)	1,773	3,288
Other assets	-	3
Total Other Assets	9,835	6,056
TOTAL ASSETS	$ 12,385	9,350

LIABILITIES & STOCKHOLDERS' EQUITY:
Current Liabilities:
Accounts payable	$ 23	149
Short term borrowings (Note 5)	1,141	1,391
Accrued taxes payable (Note 2)	-	85
Deposits held	25	-
Accrued liabilities	-	38
Total Current Liabilities	1,189	1,663
Note Payable - Roehrich (Note 4)	2,175	-
Total Liabilities	3,364	1,663

Stockholders' Equity:
Common stock, $0.001 par value, 100,000,000 shares authorized, 8,876,583 and 9,019,057 shares issued and outstanding at September 30, 2009 and December 31, 2008 respectively	9	9
Noncontrolling interest in a subsidiary (Note 2)	2,850	-
Additional paid-in capital	9,030	8,873
Accumulated (deficit)	(2,868)	(1,195)
Total Stockholders' Equity	9,021	7,687
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$ 12,385	9,350

The accompanying notes to consolidated financial statements are an integral part of these statements.

Navidec Financial Services, Inc.

NAVIDEC FINANCIAL SERVICES, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(In Thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2009	September 30, 2008 RESTATED	September 30, 2009	September 30, 2008 RESTATED

Revenue
Loan Fees and real estate income	$ (39)	$ 221	$ 255	$ 675
Interest revenues	40	33	40	202
Cost of loan fees including facilities and commissions	(109)	(476)	(250)	(667)
Gross Profit	(108)	(222)	45	210

Operating Expenses:
General and administrative	763	1,203	1,445	3,598
Depreciation and amortization	16	23	59	26
Total operating expenses	779	1,226	1,504	3,624
Loss from operations	(887)	(1,448)	(1,459)	(3,414)

Other income (expense)
Impairments	(263)	-	(741)	-
Gain on sale of investments	38	(10)	38	5,604
Interest income	19	21	33	44
Interest (expense)	(24)	(40)	(45)	(66)
Other income (expense)	68	(175)	(9)	(238)
Total other income (expense)	(162)	(204)	(724)	5,344
Net (Loss) Income before taxes	(1,049)	(1,652)	(2,183)	1,930

Minority Interest in consolidated subsidiary	-	-	-	(24)
Net (Loss) Income before taxes	(1,049)	(1,652)	(2,183)	1,906

Income Taxes
Income tax (expense) benefit	307	112	510	(1,084)
Net (Loss) Income	$ (742)	$ (1,540)	$ (1,673)	$ 822

(Loss) Earnings Per Share:
Basic	$ (0.08)	$ (0.17)	$ (0.19)	$ 0.09

Weighted Average Shares Outstanding:
Basic	8,881	9,025	8,948	9,025

The accompanying notes to consolidated financial statements are an integral part of these statements.

Navidec Financial Services, Inc.

NAVIDEC FINANCIAL SERVICES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
 (Unaudited)
	For the Nine Months Ended Sept 30,
	2009	2008 RESTATED
Cash Flows from Operating Activities:	(In Thousands)
Net (Loss) Income	$ (1,673)	$ 822
Adjustments to reconcile net income or (loss) to net cash used in operating activities:
Depreciation	59	26
Increase in reserves and impairments	741	2,412
Loss from REOs sold	8	-
Reduction of allowance for bad debts	(478)	-
(Gain) Loss on sale investments	38	(5,604)
Stock based compensation	93	-
Minority Interest	-	24
Changes in operating assets and liabilities:
Deferred revenue	(6)	-
(Increase) in accounts receivable	(4)	(1)
Decrease (increase) in accrued interest receivable	1	(67)
(Increase) decrease in prepaid expenses and other assets	(125)	62
Decrease (increase) in mortgage loans receivable	1,048	(2,408)
(See Supplemental Information below)
(Increase) in income tax receivable	(510)	-
(Decrease) increase in accounts payable	(118)	550
(Decrease) increase in accrued liabilities and other	(88)	667
Net Cash Provided by/(Used in) Operating Activities	(1,014)	(3,517)

Cash Flows from Investing Activities:
Investments (increased)/decreased
Boston real estate	(127)	(1,308)
Other residential real estate	(123)	-
Marketable securities purchased	(124,357)	-
Proceeds from marketable securities sold	124,207	3,268
Sale of BPZ shares	270	-
Proceeds from REO properties sold	2,109	-
Increase in loans receivable, related party	(122)	-
Purchase of fixed assets	-	(79)
Purchase of land, water shares, and options	(2,561)	-
Other assets	3	-
Net Cash Provided by/(Used in) Investing Activities	(701)	1,881

Cash Flows from Financing Activities:
Increase in long term borrowings	2,175	933
Payoff real estate loan	(250)	-
Retirement of Common Stock	(79)	-
Net Cash Provided by/(Used in) Financing Activities	1,846	933
Net Increase (Decrease) in Cash & Cash Equivalents	131	(703)
Beginning Cash & Cash Equivalents	874	1,407
Ending Cash & Cash Equivalents	$ 1,005	$ 704

Supplemental Disclosure of Cash Flow Information
Non cash settlement on short term mortgages and transfers	$ 3,864	$ 1,995
Cash paid for Interest	$ 46	$ 66
Cash paid for Income Taxes	$ -	$ 350
Cash received from Income tax refunds	$ 310	$ -

The accompanying notes to consolidated financial statements are an integral part of these statements

Navidec Financial Services, Inc.

NAVIDEC FINANCIAL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY
For the Years Ended December 31, 2007 and 2008 and nine months ended September 30, 2009
 (In thousands)
(Unaudited)
					Accumulated
	Voting		Noncontrolling	Additional	Other		Stockholder
	Common Stock		Interest in a	Paid-in	Comprehensive	Accumulated	Equity
	Shares	Amount	Subsidiary	Capital	Income	(Deficit)

Balance, December 31, 2006 (as restated)	7,950	$8	$-	$8,210	$1,483	$(3,678)	$6,023

Net income	-	-	-	-	-	2,301	2,301
Options exercised	1,000	1	-	49	-	-	50
Correct BPZ transaction	33	-	-	2	-	-	2
Correct private placement	9	-	-	-	-	-	-
Legacy Option Exercise	-	-	-	647	-	-	647
Retirement of stock - Armijo settlement	(68)	-	-	(150)	-	-	(150)
Gain on marketable securities	-	-	-	-	95	-	95
Balances, December 31, 2007	8,924	9	-	8,758	1,578	(1,377)	8,968

Net Income	-	-	-	-	-	182	182
Options exercised	100	-	-	5	-	-	5
Change in unrealized gains	-	-	-	-	(1,578)	-	(1,578)
Options issued	-	-	-	114	-	-	114
Retirement of Stock- open market purchases	(5)	-	-	(4)	-	-	(4)
Balances, December 31, 2008	9,019	9	-	8,873	-	(1,195)	7,687

Net (Loss)	-	-	-	-	-	(1,673)	(1,551)
Noncontrolling interest in a subsidiary (Note 2)	-	-	2,850	-	-	-	2,850
Stock-based compensation expense	-	-	-	93	-	-	93
Retirement of Stock - open market purchases	(143)	-	-	(79)	-	-	(79)
Unrealized gain (loss) on marketable securities	-	-	-	-	-	-	(18)
Recovered BPZ stock (Notes 2, 4)	-	-	-	143	-	-	143
Balances, September 30, 2009	8,876	$9	$2,850	$9,030	$-	$(2,868)	$9,021
The accompanying notes to consolidated financial statements are an integral part of these statements.

Navidec Financial Services, Inc.

NAVIDEC FINANCIAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the nine months ended September 30, 2009 and 2008
(Unaudited)

NOTE 1 - ORGANIZATION

Navidec Financial Services, Inc. (“Navidec” or the “Company”) was formed in December 2002.  Heretofore, the Company has primarily been engaged in the formation of development stage companies for the purpose of developing those companies and taking them public.

Navidec’s operations are primarily centered in Colorado and Arizona.   Prior to August 17, 2009, Navidec had three business focuses:

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

• Trading public securities solely for the Company’s own account (“Trading Account”).  Trading is limited to no more than 35% of net tangible shareholder equity.  The Trading Account was 5.2% of net shareholder equity as of December 31, 2008 and 0.3% (before the margin balance) as of September 30, 2009.

The Company, through its 98% owned subsidiary, Northsight, Inc. (“Northsight”) and Southie Developments, LLC (“Southie”) is in the process of reorganizing its real estate and mortgage assets to provide interim capital support for HCIC. Northsight owns 100% of Legendary Investment Group LLC (“Legendary”), a residential real estate brokerage and management company in the Phoenix Arizona area. The Company intends to transfer its 100% ownership of Southie to Northsight and then spin off 100% of Northsight to the Company’s shareholders sometime in 2010 to focus entirely on the development of Two Rivers Water Company, as discussed below.

HCIC Holdings, LLC

On August 17, 2009, Navidec through its wholly owned subsidiary, Two Rivers Water Company (“TRWC”), and a non-affiliate Two Rivers Basin, LLC (“TRB”), formed HCIC Holdings LLC (“HCIC”) a joint venture.

TRWC was incorporated in the state of Colorado on July 28, 2009, by the Company as its wholly-owned subsidiary.

Under the terms of the Capital Contribution Agreement, entered into on August 17, 2009, for HCIC and the Operating Agreement for HCIC, the Company contributed $2,850,000 in cash and future commitments and TRB contributed purchase options and real estate contracts, valued at $2,850,000.  The purchase options and real estate contracts enable HCIC to purchase 93% of the outstanding shares of the Mutual Ditch Company. In exchange for the Company’s and TRB’s contribution, each entity received a 50% managing membership interest in HCIC.  The Company’s 50% interest in HCIC is held by the Company’s 100% owned subsidiary, TRWC.

Navidec Financial Services, Inc.

Additionally, pursuant to the terms of the agreements, the Company is to contribute to HCIC an additional $12,500,000, on a best efforts basis, by selling assets and/or raising additional capital through debt and/or equity financing to enable HCIC to complete the purchase of the Mutual Ditch Company shares and associated real estate.  If the Company completes $15,000,000 in capital contributions to HCIC, the Company and TRB are required to convert TRB’s 50% interest in HCIC into 15,000,000 units of the Company.  Each Unit consists of a common share and a $3.00 purchase warrant of the Company.

On September 10, 2009, the Board of Directors of the Company approved a Private Placement Offering to raise $22,500,000 in capital to complete its capital contributions to HCIC and provide additional working capital.  On September 28, 2009, the Company issued a $22,500,000 Private Placement Offering at $1.50 per share of the Company’s common stock.  With this offering, $150,000 was raised as of October 31, 2009. (See Notes 7 and 12.)

On October 23, 2009, the Company signed an engagement letter with Korral Partners Limited (Korral) with principal offices in London, United Kingdom.  The engagement letter agreed to have Korral Partners act as the Company’s corporate finance advisor and placement agent.  Further, Korral recommended and the Company decided, to withdraw the $1.50 per share Private Placement Offering and issue a new Private Placement Offering at $2.00 per share.  The maximum offering is $30,000,000. The Company cannot make and does not offer any assurances that it will be able to raise the maximum offering.

HCIC can be dissolved upon written notice by either the Company or TRB to the other member if there is not a commitment from investors of at least $7,000,000 by November 30, 2009, or by the written determination of the HCIC’s Managers, or the sale of all or substantially all of the assets of HCIC.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

RESTATEMENT OF SEPTEMBER 30, 2008 RESULTS

In connection with the filing of this Form 10-Q, the financial information for the period ended September 30, 2008 included herein, has been restated from the original Form 10-Q for the Quarter Ended September 30, 2008, filed on August 13, 2008.   The reader of this Form 10-Q should refer to the Form 10-Q/A for the Quarter Ended September 30, 2008, that was filed on August 31, 2009, for details of the period ended September 30, 2008 restated financial information.

INTERIM PRESENTATION

The unaudited consolidated financial statements and related notes for the nine months ended September 30, 2009 and 2008, presented herein have been prepared by the management of the Company and its subsidiaries pursuant to the rules and regulations of the Securities and Exchange Commission.  Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been omitted pursuant to such rules and regulations.  Operating results for the nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the full year.  It is suggested that these unaudited consolidated financial statements be read in conjunction with the December 31, 2008 audited consolidated financial statements.

Navidec Financial Services, Inc.

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

PRINCIPLES OF CONSOLIDATION AND MINORITY INTEREST

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries, Northsight, Inc., Northsight Mortgage Group (formerly known as Navidec Mortgage Holdings, Inc.), Legendary Investment Group LLC (a wholly owned subsidiary of Northsight, Inc.), Southie Development, LLC, TRWC and HCIC. The Company owns 98% of Legendary Investment Group LLC, Northsight, Inc. and the former minority member or Northsight Mortgage Group, LLC owns 2% of Northsight, Inc.  The Company owns 100% of Southie and TRWC.  The Company owns 50% of HCIC.  All significant inter-company balances and transactions have been eliminated in consolidation.

As of September 30, 2009, Northsight Inc. had a negative stockholder’ equity, therefore the financial statements do not include a liability for minority interest.

On August 17, 2009, TRWC and TRB formed HCIC.  TRWC and TRB each own 50% of HCIC.  Under generally accepted accounting standards in the United States, if an entity is owned 50% or less, it does not need to be consolidated unless one of the joint venture partners can exert significant financial and management control within the joint venture.  Management believes that HCIC should be consolidated due to the Company’s significant management and financial control of HCIC.

Further, due to the Company being the sole contributor of operational cash, without which HCIC would be unable to operate, the Company is treating its investment in HCIC as a Variable Interest Entity (VIE).  The Company is the primary beneficiary and under US GAAP should consolidate HCIC.

In coming to the conclusion to consolidate HCIC, the Company researched the authoritative literature as it pertains to the equity method of accounting and joint ventures (Section 323.10.15).  Other considerations to be examined if there is a VIE relationship which pertains to the Company includes representation on the board of directors; participating in policy-making processes, and the interchange of managerial personnel (Section 323.10.15-6).  Further, accounting standards require valuing TRB’s contribution in HCIC to fair value, which is estimated to be $2,850,000.

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

The Company performs ongoing evaluations of its clients' financial condition and generally does not require collateral, except for billings in advance of work performed.  Management reviews accounts receivable periodically and reduces the carrying amount by a valuation allowance that reflects management's best estimate of amounts that may not be collectible.  Allowances, if any, for uncollectible accounts receivable are determined based upon information available and historical experience.  As of December 31, 2008 the allowance for short term mortgage receivables was $476,000.  During the nine months ended September 30, 2009, based on the decrease of the short term mortgages receivable and the collateral held, the Company decreased the allowance by $314,000 for an allowance against short term mortgages receivable of $162,000.

During the nine months ended September 30, 2009, the real estate owned and being developed allowances were reviewed and adjusted.  As a result of the review the real estate owned allowance was increased by $211,000 for a balance of $1,001,000 at September 30, 2009 ($538,000 for real estate owned and $463,000 for Thomas Park).

Other financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents.  As of September 30, 2009, the Company held $1,005,000 in several bank accounts with one financial institution.  As of September 30, 2009, only one company, Navidec, exceeded the FDIC insured limit with a balance of $735,000.  The other cash accounts were all under the FDIC insured limit of $250,000.

No revenue to unaffiliated customers represented 10% or more of the Company’s revenue for the nine months ended September 30, 2009.

RECLASSIFICATION

As of December 31, 2008, the Company had a net receivable of short term mortgage receivables of $2,197,000.  As of September 31, 2009, the Company reclassified its remaining net mortgage receivable of $209,000 to a long term classification.  It is Management’s belief that the two remaining mortgage receivables might not be paid within twelve months.

During the nine months ended September 30, 2009, the Company reclassified the promissory note from Grizzle for $450,000 from long term in 2008 to short term as of September 30, 2009.  The note is due on October 17, 2009.  The Company is in the process of working with Mr. Grizzle to liquidate his collateral to pay the note and accrued interest.

INVESTMENTS

Investments in publicly traded equity securities over which the Company does not exercise significant influence are recorded at market value. Comprehensive income includes net income or loss and changes in equity from the market price variations in stock and warrants held by the Company.

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

NOTES RECEIVABLE

The Company carries its notes receivable at cost or loan balance, subject to the valuation procedures described below.  The book value of these financial instruments is representative of their fair values. As of September 30, 2009 and December 31, 2008, the Company had a total of $209,000 and $2,197,000, respectively, invested in notes receivable, net of an allowance for bad debt of $162,000 and $476,000 respectively. The notes receivable as of December 31, 2008 is net of deferred income of $6,000 related to recognizing fee income over the expected useful life of the notes receivable.  There was no deferred income as of September 30, 2009.

Interest is accrued monthly on notes receivable as earned and is no longer accrued if the loan becomes more than 90 days past due.  As of September 30, 2009, loans totaling $253,000 were past 90 days due with total interest accrued on these delinquent loans of $2,000. As of December 31, 2008, loans totaling $1,455,000 were past 90 days due.  Total interest accrued on these delinquent loans was $24,000 at December 31, 2008.

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

Navidec Financial Services, Inc.

Part 1—Real estate owned at end of period (in thousands)						Part 2—Rental income (in thousands)
Column A—List classification of property as indicated below	Column B—Amount of encum-brances	Column C—Initial cost to company	Column D—Cost of improvements, etc.	Column E—Amount at which carried at close of period	Column F—Reserve for depreciation and impairments	Column G—Rents due and accrued at end of period	Column H—Total rental income applicable to period	Column I—Expended for interest, taxes, repairs and expenses	Column J—Net income applicable to period
Farms
Residential
Arizona		1,519	14	1,533	407	0	46	13	33
Colorado		716	5	721	121	0	14	22	(8)
Massachusetts	1,141	1,200	1,705	2,905	463	0	0	0	0
Apartments and business
Unimproved
VA		123	0	123	78	0	0	1	(1)
CO	600	600	0	600	0	0	0	0	0
Total	1,141	4,158	1,724	5,882	1,069	0	60	36	24
Rent from properties sold during period
Total	1,741	4,158	1,724	5,882	1,069	0	60	36	24

Real Estate Detail (in thousands)	Boston Property	Other Real Estate Owned	Total
Beginning Balance, January 1, 2009	$2,315	$3,288	$5,603
Additions during the period:
Acquisitions through foreclosure		3,864	3,864
Other acquisitions		600	600
Improvements, etc.	220	158	378
Other (describe) – impairment reclassification	29	-	29
Deductions during the period:
Cost of real estate sold		(5,259)	(5,259)
Impairments	(122)	(240)	(362)
Other (describe) - depreciation		(40)	(40)
Ending Balance, September 30, 2009	$2,442	$2,371	$4,813

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

Below is a summary of property and equipment:

Asset Type	Life in Years	September 30, 2009	December 31, 2008
Office equipment & Furniture	5 – 7	$107,000	$ 92,000
Computers	3	85,000	96,000
Website	3	2,000	2,000
Subtotal		194,000	190,000
Less Accumulated Depreciation		(91,000)	(76,000)
Net Book Value		$ 103,000	$ 114,000

REVENUE RECOGNITION

Mortgage Revenues

When the Company was primarily active as a mortgage broker and banker, it primarily recognized its operating revenue through its subsidiary, Northsight, Inc., by charging origination fees from borrowers and earning interest and penalty fees on outstanding loan balances.  Northsight recognizes fee and interest income on bridge, asset and conventional mortgage loans after mortgage loan transactions close.  However, since the statements are consolidated and Navidec is the mortgage banker  the consolidated financial statements of Navidec, defers the revenue from the origination and associated fees over the expected life of the loan, which is usually 90 days.

Loan origination fees and other lender fees received by the Company are deferred and recognized as income over the life of the loan, which is normally 90 days. During the nine months ended September 30, 2009 and the year ended December 31, 2008 the Company recognized revenue totaling $135,000 and $1,001,000, respectively from origination fees.  At September 30, 2009 and December 31, 2008, the Company had deferred revenue of $-0- and $6,000, respectively.

Interest Revenues

Revenues from interest are recorded at the time they are earned, thus the revenues shown are for interest actually received and the accruals for that which is due to the Company except for delinquent accruals over 90 days as discussed under notes receivable above. Interest continues to accrue until a foreclosure process begins.  At that point, no additional interest is accrued for book purposes. Interest revenues for the nine months ended September 30, 2009 were $40,000 ($129,000 for the nine months ended September 30, 2008).

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

At September 30, 2009, the Company had an accrued income tax receivable of $510,000 from the ability to carry back its 2009 net operating loss (with tax adjustments) to 2008.

NET INCOME PER SHARE

Basic net income per share is computed by dividing net income available to common shareholders for the period by the weighted average number of common shares outstanding for the period. Diluted net income per share is computed by dividing the net income for the period by the weighted average number of common and potential common shares outstanding during the period.

The dilutive effect of 6,063,177 options and warrants at September 30, 2009 (6,479,843 options and warrants at September 30, 2008), has not been included in the determination of diluted earnings per share since, they would anti-dilutive using the treasury stock method.  The closing price of our Company’s shares for the nine months ended September 30, 2009 was $0.62/share.  The weighted average exercise price of our options is $1.33 and the exercise price of our outstanding warrants range from $1.00 to $4.00 per share.

STOCK BASED COMPENSATION

Beginning January 1, 2006, the Company adopted the provisions of and accounts for stock-based compensation using an estimate of value in accordance with the fair value method. Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which generally is the vesting period.  The Company elected the modified-prospective method, under which prior periods are not revised for comparative purposes.  The valuation method applies to new grants and to grants that were outstanding as of the effective date and are subsequently modified.

All options granted prior to the adoption of the fair value method and outstanding during the periods presented were fully-vested at the date of adoption.

COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) includes net income or loss and changes in equity from the market price variations in the marketable securities held by the Company.  During the nine months ended September 30, 2009, 39,088 BPZ shares were sold by the Company representing a gain of $109,000.  During the nine months ending September 30, 2008, shares of BPZ were sold representing a gain of $5,604,000.

 During nine months ending September 30, 2009, the Company sold other securities for a total loss of $71,000.

Navidec Financial Services, Inc.

NEW ACCOUNTING STANDARDS

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification (“ASC”) 105, “Generally Accepted Accounting Principles” (formerly Statement of Financial Accounting Standards (“SFAS”) No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles”). ASC 105 establishes the FASB ASC as the single source of authoritative nongovernmental U.S. GAAP. The standard is effective for interim and annual periods ending after September 15, 2009. We adopted the provisions of the standard on September 30, 2009, which did not have a material impact on our financial statements.

There were various other accounting standards and interpretations issued in 2009, none of which are expected to have a material impact on the Company’s financial position, operations or cash flows.

NOTE 3 – NOTES RECEIVABLE

Mortgages Receivable

In July 2007, Northsight, Inc. (formerly Navidec Mortgage Holdings, Inc.), a 98% owned subsidiary of the Company, began making short term loans to purchasers of residential properties who purchase their property as part of or after the repossession in a foreclosure proceeding.  In September 2008, the Company transferred the ownership of the short term loans from Northsight, Inc. to the Company.  Due to this transfer, the Company funds and owns the loans.  As of September 30, 2009, the Company had outstanding $209,000 (net of allowance of $162,000) in such loans.  The loans are made primarily to good credit borrowers and are secured by a first mortgage on the purchased properties.  The average numbers of days outstanding for the loans are less than 90 days, and the primary takeout on the loans is long term financing through secondary sources such as the Federal National Mortgage Association.

As of September 30, 2009, the Company reclassified its remaining net mortgage receivable of $209,000 to a long term classification.  It is Management’s belief that the two remaining mortgage receivables might not be paid within twelve months.

S/T Receivable – Jaguar Group

In December 2007, the Company loaned to Jaguar Group, LLC (“Jaguar”) $1,100,000 in anticipation of a joint venture between Northsight and Jaguar.  Further, Northsight advanced $307,000 against short term mortgage receivables held by the Company which Jaguar made commitments to fund a substantial portion of these mortgage receivables.  Jaguar never honored its agreements with the Company; therefore, the Company began to reserve against the collectability of the $1,407,000.

On September 29, 2008, Northsight filed a lawsuit, in the Boulder County District Court, against Jaguar, John R. Reinholdt II and the Estate of John R. Reinholdt Sr. (Defendants) for non-payment of a $1,100,000 loan made by the Company to Jaguar.  The lawsuit also demands immediate payment of other receivables in the amount of $307,000 owed by Jaguar to the Company.  The lawsuit alleges breach of the security and purchase agreements, fraud, civil theft, and conversion.

On November 19, 2008, Northsight received a default judgment against Jaguar Group, LLC and John R. Reinholdt II for $3,107,000 (Jaguar Judgment).  The Company is pursuing collection against this judgment.  Due to uncertainty of collecting the balance, the Company has provided an allowance for the full amount of the Jaguar receivable.

Navidec Financial Services, Inc.

During the nine months ended September 30, 2009, the Company was successful in collecting $13,000 against the Jaguar Judgment.  The amount was recognized as revenue.

Notes receivable – Mauriello

During the nine months ended September 30, 2009, an internal review of the billings submitted by the general contractor (Mauriello) on the Thomas Park revealed over charges of $151,000.  The general contractor contract was terminated by the Company and a promissory note receivable was signed for $151,000.  Management fully reserved against this amount owing.

Summary of Receivables

Note From	Due	Principal Amount	Annual Interest Rate	Accrued Interest	Security
Robert Grizzle	Oct 17, 2009	$450,000	8%	$87,000	Shares and options in Navidec and Aegis
John Stroh II	Feb 18, 2010	$122,000	5%	$-0-	Cattle and shares in Navidec
Jaguar Group	June 13, 2008	$1,407,000	0%	$-0-	Junior security in residential mortgages
Mauriello	Oct 30, 2014	$151,000	8%	$-0-	unsecured
Various short term home mortgages	Various	$371,000	9.95% to 14%	$-0-	First mortgage
Total		$2,501,000
Less Allowances		$1,720,000
Net Receivables		$781,000

NOTE 4 – INVESTMENTS

Investment in Boston Property

In December 2007, Northsight, Inc. (a 98% owned subsidiary of the Company) purchased a 3 unit property in Boston, Massachusetts, known as Thomas Park and shown as “Investment in Boston Property” on the Company’s balance sheet. The objective is to rehabilitate the property and then sell it.  During the quarter ending June 30, 2008, this property was transferred to Southie Development, LLC (a 100% owned subsidiary of the Company). As of September 30, 2009, the Company and subsidiaries had invested a total of $2,905,000 in the property and has recognized impairment against this property of $463,000.  Part of this investment is funded by a $1,200,000 line of credit from Mt. Washington Cooperative Bank, of which $1,141,000 was due on this line as of September 30, 2009.  (Also see Note 5.)

At the end of December 2008, the Company performed a review of the expenses submitted by the Thomas Park general contractor and compared these amounts to the draws paid by the Company to the general contractor.   The review revealed that approximately $151,000 was overpaid to the general contractor.  The general contractor has represented that he is unable to pay but has signed a promissory note for $151,000 dated April 17, 2009.   The note is non-collateralized and carries interest at 8% per annum with a $30,000 principal payment due each October 1st between 2009 to 2014, including accrued interest.   During the nine months ended September 30, 2009, the Company established a full allowance against the principal and accrued interest amounts.   The $151,000 was transferred from the value of Thomas Park.

Navidec Financial Services, Inc.

The Company, at the end of December 31, 2008, established an impairment allowance of $492,000 for Thomas Park which includes the overpayment.

Land and water shares and Options on real estate

During the three months ended September 30, 2009, HCIC, through funding provided by Navidec, began to acquire and extend land, water shares and options to purchase land and water shares in the Mutual Ditch Company.  HCIC purchased 18% of the water shares of the Mutual Ditch Company and associated land for $2,561,000 and entered into a promissory note for $2,175,000.

The $2,175,000 amount due from the Company is due on September 1, 2012, with interest only monthly payments at 6% per annum.

Before the formation of the HCIC on August 17, 2009, TRB paid $130,000 to 93% of the shareholders of the Mutual Ditch Company for the right to purchase the shares of the Mutual Ditch Company.  During the three months ended September 30, 2009, HCIC paid $70,000 to extend the option to purchase land and water shares from shareholders of the Mutual Ditch Company.  If the land and water shares are purchased, the option payments will reduce the purchase price.  If these options are not exercised by HCIC, then the full option payments of $210,000 will be forfeited by HCIC.  To fully exercise all of the options, an additional $15,801,000 is required by December 20, 2009.

Repossessed properties

During the nine months ended September 30, 2009, the Company took title to properties with a value of $3,864,000 for non-payment.  The Company has expended fix up costs on these properties and have added the cost to their valuation.  All of these properties are held as real estate owned and some provide rental income to Southie. The properties may be held to rent or may be sold in the future.  At September 30, 2009, the valuation of other real estate owned properties is $2,378,000 less an allowance of $538,000 and accumulated depreciation on the rental properties of $67,000, for a net balance of $1,773,000.  It is management’s belief that the carrying value of these properties is less than the fair market value.

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

As of December 31, 2008, the 39,088 shares of BPZ had a market price of $6.40 per share for a total valuation of $250,000.   Since the Company did not locate these shares until the second quarter of 2009, and because the value was considered immaterial, this amount was not reflected on the December 31, 2008 balance sheet.  During the three months ended September 30, 2009, the 39,088 BPZ shares were sold by the Company representing a gain of $109,000.  As of September 30, 2009, the Company had sold all of its shares of BPZ.

Navidec Financial Services, Inc.

NOTE 5 – SHORT TERM BORROWINGS

In May 2008, Northsight arranged for a construction line of credit for $1,200,000, due November 2009.  Proceeds from this line are used strictly for the renovation of the Thomas Park property in Boston with the intent to resale.  At September 30, 2009, the balance outstanding was $1,141,000.  This construction line is due November 19, 2009 with interest only payments at prime +2%, with a floor at 7%.  The line contains the general covenants which management believes are in full compliance.   (See Note 4 for detailed information on Thomas Park, Boston Property.)

NOTE 6 – INFORMATION ON BUSINESS SEGMENTS

The Company’s business segments are assigned based on the nature of the products and services offered. The Company operates in five principal business segments: venture capital formation and investment (Navidec parent company), Mortgage Lending (Northsight, Inc.), Real Estate Development (Southie LLC), Real Estate Management (Legendary Investment Group, LLC), and Water Storage and Distribution (Two Rivers Water Company and HCIC Holding JV). All significant inter-company balances and transactions have been eliminated in consolidation.

In the following tables of financial data, the total of the operating results of these business segments is reconciled, as appropriate, to the corresponding consolidated amount. The “Other income (expense)” includes the costs for certain stock-based compensation programs (including stock-based compensation costs for stock options and restricted stock as discussed in Note 7).  Further there are some corporate expenses that were not allocated to the business segments, and these expenses are contained in the “Total Operating Expenses” under Navidec Financial Services.

Operating results for each of the segments of the Company are as follows:

Navidec Financial Services, Inc.

	For the Nine Months Ended Sept 30, 2009						For the Nine Months Ended Sept 30, 2008
	(In thousands)						(In thousands)
	Navidec Financial Services	Northsight, Inc.	Southie, LLC	Legendary Investment Group, LLC	Two Rivers Water Co.	HCIC Holdings JV	Navidec Financial Services	Northsight, Inc.	Southie, LLC	Legendary Investment Group, LLC
Revenue
Loan fees, interest and other	$52	135	46	62	-	-	129	725	23	-
Cost of Services	-	(14)	(172)	(64)	-	-	-	(667)	-	-
Gross Profit	52	121	(126)	(2)	-	-	129	58	23	-

Total Operating Expenses	728	456	797	34	21	209	3,119	488	17	-

Other Income/(Expense)
Gain (loss) on sale of investments	38	-	-	-	-	-	5,604	-	-	-
Other income/(expense)	17	(6)	(32)	-	-	-	(57)	(22)	(205)	-
Total Other Income/(Expense)	55	(6)	(32)	-	-	-	5,547	(22)	(205)	-
Income Before Taxes	(621)	(341)	(955)	(36)	(21)	(209)	2,557	(452)	(199)	-
Income Taxes (Expense)/Credit	205	98	109	13	8	77	(1,254)	170	-	-
Net Income (Loss)	$(416)	(243)	(846)	(23)	(13)	(132)	1,303	(282)	(199)	-

Navidec Financial Services, Inc.

NOTE 7 - EQUITY TRANSACTIONS

COMMON STOCK

During the nine months ended September 30, 2009, the Company did not issue any shares of its common stock.

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

During the nine months ended September 30, 2009, an additional 143,000 shares were purchased on the open market at a cost of $79,000, after brokerage fees.

The Company purchased its stock in various lots at a price range between $0.30 to $1.47 per share.   It is the intent of the Company to transfer these shares to the transfer agent for cancelation and retirement.  The Company also intends to continue purchasing its shares based on the Board of Director policy directive previously stated.

On September 28, 2009, the Company began efforts to raise additional capital via the sale of its common stock via a private placement memorandum (“Offering”).  The Offering is offering the Company’s common stock at $1.50 with the minimum investment being $37,500, or 25,000 shares.  The Offering is only to accredited investors.  As of September 30, 2009, no common shares were sold via the Offering.  As of October 31, 2009, $150,000 has been raised through the Offering representing the issuance of 100,000 shares.

On October 23, 2009, the Company signed an engagement letter with Korral. The engagement letter agreed to have Korral act as the Company’s corporate finance advisor and placement agent.  Further, Korral recommended and the Company decided, to withdraw the $1.50 per share Private Placement Offering and issue a new Private Placement Offering at $2.00 per share.  The maximum offering is $30,000,000.

Stock Options

The Company accounts for its stock options issued as compensation under Section 718 of the Accounting Standards Codification.  During the nine months ended September 30, 2008, a shareholder of the Company exercised options exercisable for 100,000 shares of the Company’s restricted common stock at $0.05 per share.  During the nine months ended September 30, 2009, the Company did not issue any additional options or warrants.

Navidec Financial Services, Inc.

During the year ended December 31, 2008, the Company awarded 760,000 options at $2.00/share in Navidec common shares and 1,200,000 options at $0.50/share in Northsight, Inc.  The grant and vesting of the options caused payroll expense to increase $25,000 with an offset to Additional Paid In Capital.  A Black-Scholes computation was made using a volatility of 58.4% for both companies.

In computing the fair value, the following values were used:

	Navidec	Northsight
Expected stock price volatility	43%	43%
Risk-free interest rate	2.64%	2.64%
Expected option life (years)	3.8 to 6	6
Expected annual dividend yield	0%	0%

A summary of the Navidec option plan is as follows:

	Shares	Weighted Average Exercise Price
Outstanding, January 1, 2008	3,681,510	$1.18
Granted	760,000	$2.00
Cancelled	(400,000)	$1.00
Expired	-	-
Exercised	(100,000)	$ 0.05
Outstanding, January 1, 2009	3,941,510	$ 1.33
Granted	-	-
Cancelled	-	-
Expired	-	-
Exercised	-	-
Outstanding, September 30, 2009	3,941,510	$ 1.33
Options Exercisable, September 30, 2009	3,248,177	$ 1.16

The Company also holds, as collateral on the Grizzle note (Note 4), 200,000 options to purchase shares in Navidec at $0.05/share.

A summary of the Northsight option plan is as follows:

	Shares	Weighted Average Exercise Price
Outstanding, January 1, 2008	-	-
Granted	1,200,000	-
Cancelled	(617,223)	$0.50
Expired	-	-
Exercised	-	-
Outstanding, January 1, 2009	582,777	$0.50
Granted	-	-
Cancelled	(360,001)	$0.50
Expired	-	-
Exercised	-	-
Outstanding, September 30, 2009	222,776	$ 0.50
Options Exercisable, September 30, 2009	189,444	$ 0.50

Navidec Financial Services, Inc.

If all of the Northsight options outstanding at September 30, 2009 were exercised, then the minority interest would increase from the existing 2% to 3%.

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

As of September 30, 2009, the future value of the existing exercisable stock options in Navidec is $5,242,000 and $94,000 for Northsight.

Warrants

At September 30, 2009, the following warrants to purchase common stock were outstanding:

Number of common shares covered by warrants	Exercise Price	Expiration Date
1,332,500	$ 4.00	August 2010
1,332,500	2.00	August 2010
150,000	1.00	July 2010
2,815,000

During the nine months ended September 30, 2009, the Company did not issue any warrants.

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

However, the Company’s Board of Directors determined to change the Company’s previously announced proposed dividend distributions for easier administration and to fit the ongoing business of the Company.  Therefore, the Company has withdrawn its proposed dividend distribution of a Unit consisting of the two Navidec Warrants.

Navidec has substituted for the proposed “A” Warrant a new “C” Warrant exercisable at $3.00 per share, callable on 30 days notice, with an expiry date of August 17, 2014. Navidec has modified the record date and "ex-dividend" date to be the date that a Registration Statement on Form S-1 for the dividend securities is declared effective by the Securities and Exchange Commission.

The Proposed “B” Warrants have been eliminated.

Navidec Financial Services, Inc.

A new covenant to grant the C Warrants will be offered as part of the proposed Private Offering of up to $22,500,000. This would result in up to 15,000,000 additional C Warrants, if the maximum offering is sold. The C Warrants may also be issued under the terms of the TRWC/TRB Capital Contribution and Operating Agreements to TRB if TRB’s ownership of HCIC is converted to Navidec shares.  A covenant to issue C Warrants to Navidec shareholders who receive conversion shares will be added as an addendum to the TRWC/TRB Operating Agreement. This conversion is for up to 15,000,000 Navidec shares.

Navidec intends to expand its planned dividend distribution of Northsight.  Previously, 20% of Navidec’s ownership in Northsight was to be distributed to holders of Navidec common shares.  At the Company’s September 10, 2009, Board of Directors meeting, the dividend distribution was expanded to distribute all of the Northsight shares owned by Navidec to holders of Navidec’s common shares on a pro-rata basis at a time to be determined by Navidec’s Board of Directors. The Northsight Units to be distributed as a dividend will consist of one share of Northsight, a Northsight A Purchase Warrant, to purchase one share, exercisable at $2.00 per share until July 1, 2013 and a Northsight B Purchase Warrant to purchase one share exercisable at $4.00 per share until July 1, 2013.

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

In February 2008, the Company along with Northsight opened offices at 2000 S. Colorado Blvd, Annex Suite 200, Denver, Colorado. The lease for this office is $4,700 per month plus pass throughs. The lease has a term of approximately 3 years.

In July 2009, the Company signed a 3 year lease for office space to be used by Legendary.  The base rate begins at $925 per month and escalates to $1,025 per month.

In August 2009, the Company signed a one year lease for office space to be used by Two Rivers Water Company in Walsenburg Colorado.  The rate is $600 per month.

The amounts due at base rate are as follows:

Period	Amount Due
2009	$ 19,000
2010	$ 73,000
2011	$ 21,000

Navidec Financial Services, Inc.

DEFINED CONTRIBUTION PLAN

The Company has a 401(k) profit sharing plan (the “Plan").  Subject to limitations, eligible employees may make voluntary contributions to the Plan. The Company may, at its discretion, make additional contributions to the Plan. The Company did not make any contributions to the Plan during the nine months ended September 30, 2009.

HCIC HOLDING, LLC   JOINT VENTURE

On August 17, 2009, Navidec through its wholly owned subsidiary TRWC and TRB formed HCIC, a joint venture.  Under the terms of the Joint Venture agreements, the Company, at the Company’s sole discretion, can contribute up to $2,850,000 in cash. As of September 30, 2009 and November 4, 2009, the Company has contributed $1,158,000 and $1,618,000 respectively.   Since it is the Company’s intent to fund the Joint Venture as required up to the maximum of $2,850,000, the Company has recognized the $2,850,000 as their capital contribution to the Joint Venture.

Further, due to the Company being the sole contributor of operational cash, without which HCIC would be unable to operate, the Company is treating its investment in HCIC as a Variable Interest Entity (VIE).  The Company is the primary beneficiary and under US GAAP should consolidate HCIC.

In coming to the conclusion to consolidate HCIC, the Company researched the authoritative literature as it pertains to the equity method of accounting and joint ventures (Section 323.10.15).  Other considerations to be examined if there is a VIE relationship which pertains to the Company includes representation on the board of directors; participating in policy-making processes, and the interchange of managerial personnel (Section 323.10.15-6).  Further, accounting standards require valuing TRB’s contribution in HCIC to fair value, which is estimated to be $2,850,000.

Before the formation of the HCIC on August 17, 2009, TRB paid $130,000 to 93% of the shareholders of the Mutual Ditch Company for the right to purchase the shares of the Mutual Ditch Company.  During the three months ended September 30, 2009, HCIC paid $70,000 to extend the option to purchase land and water shares from shareholders of the Mutual Ditch Company.  If the land and water shares are purchased, the option payments will reduce the purchase price.  If these options are not exercised by HCIC, then the full option payments of $210,000 will be forfeited by HCIC.  To fully exercise all of the options, an additional $15,801,000 is required by December 20, 2009.

NOTE 9 – INCOME TAXES

At December 31, 2008, the Company estimated total income tax of $640,000 of which $85,000 remained payable at that date.  Total income taxes due and paid for 2008 were $489,000.

During the nine months ended September 30, 2009, the Company estimates its taxable loss at $1,146,000, which the Company intends to carry back to the 2008 tax year.  The total income tax benefit for the net operating loss for the nine months ending September 30, 2009 is $510,000.  The total income tax receivable is $510,000.

Statutory Rate Reconciliation
Federal Rate	34.00%
State Rate	4.63%
Federal benefit of State Rate	(1.57)%
Net Effective Rate	37.06%

Navidec Financial Services, Inc.

Reconciliation of book income (loss) to taxable income (loss) as of September 30, 2009:
(in thousands)
Book loss before tax	$ (2,061)
Adjustments to increase taxable income:
Non-deductible impairments	619
Stock option expense	51
Other increases	15
Adjustments to decrease taxable income:	-
Taxable Income (Loss)	$ (1,376)
Tax (benefit) at net effective rate	$ (510)

NOTE 10  LEGAL PROCEEDINGS

Northsight Bridge Loan Suit

Northsight is a defendant in a lawsuit filed on April 2, 2008 in Jackson County Circuit Court in Missouri whereby a Northsight bridge loan borrower, Lydia Carson (a co-defendant), is being sued by the former owners of a property for failure to pay the balance of a note made by the borrower to purchase the property from the plaintiffs, Devoe.  On December 31, 2008, the amount owed by Lydia Carson to the Company is $253,000 (note balance of $315,000 less escrow held of $62,000) of which the Company has set up an allowance of $146,000 against the balance of $253,000. This case is being set for trial by jury.

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

Presently the Company is working with outside counsel and a collection agency to aid in the collection of this judgment. In July 2009, the Company collected $13,000 against the judgment which was recognized as other revenue.

Morrow Suit

The Company was notified in September, 2009 that it was named as a defendant in a lawsuit that alleges either the Company or another third party bank did not have a proper promissory note and deed of trust against a short-term mortgage loan made to a borrower in April, 2008 (“Morrow” loan and suit).   After the Morrow loan was made by the Company, the note was improperly transferred to Jaguar.  When the improper transfer was discussed by the Company, the Company requested Jaguar to return all documents to the Company or fund the loan.  On August 4, 2008, Jaguar re-assigned the note and deed of trust back to the Company.  However, Jaguar never returned to the Company the original lending file and documentation.  During the period of time that Jaguar was in possession of the Morrow file, the lawsuit alleges that Jaguar used the Morrow note and deed of trust to obtain money from another third-party bank.

Navidec Financial Services, Inc.

Morrow sold the property representing the security interest via the deed of trust in the note in February 2009.   Closing occurred through a title company with title insurance issued.  At the closing, the Company received $77,000 as payoff on the Morrow note.  Therefore, the other third party bank did not receive any proceeds.   Presently the third party bank is suing the current owner of the property that Morrow sold for payment on the note.  The property owner has filed a complaint in State of Colorado, Adam County District Court naming Northsight and the third party bank as defendants.  The plaintiff seeks either Northsight to pay the third party bank or for the third party bank to release its claim to the property.  If Northsight is not successful in its defense, then its exposure is $77,000 plus potential fees and interest.

The Company believes it properly received the proceeds and is being represented by legal counsel to defend its position.  Therefore, a contingency exists with respect to this matter, the ultimate resolution of which cannot be presently determined.

There are no other legal actions that name the Company and/or its officers and directors as defendants.

NOTE 11 – RELATED PARTY TRANSACTIONS

Up until June 1, 2009, the Company rented part of the CEO’s private home for the CEO’s office for $3,500 per month.  Based on the square footage, furniture and fixtures and amenities, Management believes that this rent payment approximates the fair market value.  This payment was terminated effective, June 1, 2009 and there are no plans to re-instate the rental payment to the CEO.

In August 2009, the Company signed a one year lease for office space to be used by Two Rivers Water Company in Walsenburg Colorado.  The rate is $600 per month.  The building is owned by an officer of a subsidiary of the Company.  Management believes that this rent payment approximates the fair market value.

On August 18, 2009, the Company loaned $110,118 to an individual who was subsequently appointed as an officer of a subsidiary of the Company.  The note is secured by cattle and 200,000 shares of the Company’s common stock.   On August 24, 2009, the Company loaned an additional $11,840 to the same individual using the same collateral being held against the August 18, 2009 note.   The notes are due in six months and had an annual interest rate of 5%.

On August 19, 2009, the individual who the Company loaned money was appointed an officer of one of the Company's subsidiaries.  Due to the limitations of having an officer borrow funds from the Company where that person is an officer, the Company requested repayment of the notes from the officer, which were paid in full with interest on November 10, 2009.

On November 10, 2009, the Company purchased 320 acres from an officer of one of the Company's subsidiaries  for $260,000.  The Company deems this purchase strategic to its expansion in the water business.  An independent appraisal of the land purchased states the value at $310,000.

NOTE 12 – SUBSEQUENT EVENTS

The Company’s Board of Directors has approved, subject to a shareholder vote, a name change of the Company to Two Rivers Water Company. In addition, the shareholders have been asked to approve an amendment to the Articles of Incorporation to allow for shareholder action by written consent.  This matter will be voted on at the Company’s annual shareholder meeting set for November 19, 2009 at 10 am at the Company’s offices in Denver, CO.

Navidec Financial Services, Inc.

On October 23, 2009, the Company signed an engagement letter with Korral Partners Limited with principal offices in London, United Kingdom.  The engagement letter agreed to have Korral act as the Company’s corporate finance advisor and placement agent.  Further, Korral recommended and the Company accepted, to withdraw the $1.50 per share Private Placement Offering and issue a new Private Placement Offering at $2.00 per share. The maximum offering is $30,000,000.  The Company agreed to compensate Korral 10% of the total funds raised plus one $3 warrant for every ten shares of the Company sold by Korral. The Company cannot make and does not offer any assurances that it will be able to raise the maximum offering.

On November 10, 2009, the Company paid $260,000 for 320 acres owned by an officer of the Company’s wholly-owned subsidiary TWRC.  The Company deems this purchase strategic to its expansion in the water business.  An independent appraisal of the land purchased states the value at $310,000.

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

OVERVIEW

Navidec was formed in December 2002.  Prior to August 17, 2009, the Company has primarily been engaged in the formation of development stage companies for the purpose of developing those companies and taking them public.  In order to focus its resources on developing its water business, during the three months ended September 30, 2009, the Company has de-emphasized its mortgage banker and broker activity.  The Company is still limitedly involved in real estate and property management.

The Company, through its 98% owned subsidiary, Northsight and Southie is in the process of liquidating its real estate and mortgage assets to provide interim capital support for HCIC. The Company intends to transfer its 100% ownership of Southie to Northsight and then spin off 100% of Northsight to the Company’s shareholders sometime in 2010, in order to focus entirely on the development of Two Water Rivers Company, discussed below.

On August 17, 2009, Navidec through its wholly owned subsidiary, Two Rivers Water Company (TRWC), and a non-affiliate TRB, formed HCIC.  Under the terms of the Capital Contribution Agreement for HCIC and the Operating Agreement for HCIC, the Company contributed $2,850,000 in cash and future commitments and TRB contributed purchase options and real estate contracts, valued at $2,850,000.  The purchase options and real estate contracts enable HCIC to purchase 93% of the outstanding shares of the Mutual Ditch Company. In exchange for the Company’s and TRB’s contribution, each entity received a 50% managing membership interest in HCIC.  The Company’s 50% interest in HCIC is held by the Company’s 100% owned subsidiary, TRWC.

Additionally, pursuant to the terms of the agreements, the Company is to contribute to HCIC an additional $12,500,000, on a best efforts basis, by selling assets and/or raising additional capital through debt and/or equity financing to enable HCIC to complete the purchase of the Mutual Ditch Company shares and associated real estate.  If the Company completes $15,000,000 in capital contributions to HCIC, the Company and TRB are required to convert TRB’s 50% interest in HCIC into 15,000,000 units of the Company.  Each Unit consists of a common share and a $3.00 purchase warrant of the Company.

On September 10, 2009, the Board of Directors of the Company approved this Private Placement Offering to raise $22,500,000 in capital to complete its capital contributions to HCIC and provide additional working capital.

Navidec Financial Services, Inc.

HCIC can be dissolved upon written notice by either the Company or TRB to the other member if there is not a commitment from investors of at least $7,000,000 by November 30, 2009, or by the written determination of the HCIC’s Managers, or the sale of all or substantially all of the assets of HCIC.

In addition, Navidec trades public securities solely for its own account (“Trading Account”).  Trading is limited to no more than 35% of net tangible shareholder equity.  The Trading Account was 5.2% of net shareholder equity as of December 31, 2008 and 13.3% (before the margin balance) as of June 30, 2009.  In order to fund TRWC, since June 30, 2009, activity in this account has been reduced, with the Trading Account at less than 1% of net shareholder equity as of September 30, 2009.

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

During the year ended December 31, 2008, 5,526 shares were purchased on the open market at a cost of $3,967, after brokerage fees.  During the six months ended June 30, 2009, an additional 134,474 shares were purchased on the open market at a cost of $68,000, after brokerage fees.    During the three months ended September 30, 2009, an additional 8,000 shares were purchased on the open market at a cost of $7,000, after brokerage fees.

On September 10, 2009, the Board of Directors of the Company approved a Private Placement Offering to raise $22,500,000 in capital to complete its capital contributions to HCIC and provide additional working capital.  On September 28, 2009, the Company issued a $22,500,000 Private Placement Offering at $1.50 per share of the Company’s common stock.  With this offering, $150,000 was raised.

On October 23, 2009, the Company signed an engagement letter with Korral. The engagement letter agreed to have Korral act as the Company’s corporate finance advisor and placement agent.  Further, Korral recommended and the Company decided, to withdraw the $1.50 per share Private Placement Offering and issue a new Private Placement Offering at $2.00 per share.  The maximum offering is $30,000,000. The Company cannot make and does not offer any assurances that it will be able to raise the maximum offering.

RESULTS OF OPERATIONS

For the Three Months Ended September 30, 2009 compared to the Three Months Ended September 30, 2008

During the three months ended September 30, 2009, we recognized revenues of $1,000 compared to revenues of $254,000 for the three months ended September 30, 2008. The decrease of $253,000 was a result of decreasing our activities in short term mortgage origination and funding along with selling some of our real estate held for a loss greater than our impaired value.

Navidec Financial Services, Inc.

During the three months ended September 30, 2009, we incurred $109,000 in cost of revenues on loans.  During the period ended September 30, 2008, we incurred $476,000 in cost of revenues on loans.  The reduction of $367,000 was a result of decreasing our activities in short term mortgage origination and funding.

For Navidec and all subsidiaries, during the three months ended September 30, 2009, we recognized a gross profit margin of $(108,000) compared to $(222,000) for the three months ended September 30, 2008.  The decrease of $114,000 was a result of decreased mortgage loan activity and selling our real estate held for a loss greater than our impaired value.

During the three months ended September 30, 2008, we incurred total operating expenses of $779,000 compared to $1,226,000 during the three months ended September 30, 2008.  The decrease of $424,000 is principally a result of decreasing our mortgage loan activity, recapturing $478,000 in previously written off bad debts as we collected our short term mortgages receivable and less impairment charges for the three months ended September 30, 2009 versus the three months ended September 30, 2008 but offset by our expenditures in creating and operating TRWC and HCIC.

During the three months ended September 30, 2009, we recognized a net loss of $742,000 compared to a loss of $1,540,000 during the three months ended September 30, 2008.  The decrease of $798,000 was largely the result of decreasing our mortgage loan activity.

For the Nine Months Ended September 30, 2009 compared to the Nine Months Ended September 30, 2008

During the nine months ended September 30, 2009, we recognized revenues of $295,000. During the nine months ended September 30, 2009, revenues consisted of $135,000 from mortgage services, $55,000 from interest revenues, $46,000 from rental activity, $12,000 from losses on the sales of the Company’s real estate owned (after impairment recapture), $62,000 from property management and brokerage, and $9,000 from other related sources.  During the nine months ended September 30, 2008, we recognized revenues of $877,000 from our operational activities.  The decrease of $582,000 was a result of decreasing our activities in short term mortgage origination and funding.

During the nine months ended September 30, 2009, we incurred $250,000 in cost of revenues.  During the period ended September 30, 2008, we incurred $667,000 cost of revenues.  The decrease of $417,000 was a result of decreasing our activities in short term mortgage origination and funding.

During the nine months ended September 30, 2009, we recognized a gross profit margin of $45,000 compared to $210,000 for the nine months ended September 30, 2008.  The decrease of $165,000 was a result of decreasing our activities in short term mortgage origination and funding.

During the nine months ended September 30, 2009, we incurred total operating expenses of $1,504,000 compared to $3,624,000 during the nine months ended September 30, 2008.  The $2,120,000 decrease was largely due to less impairment charges in 2009 versus 2008 and a recapture of $478,000 during the nine months ended September 30, 2009 in bad debts previously recorded.

During the nine months ended September 30, 2009, we increased our allowances against our real estate owned by 741,000 and decreased our mortgage receivable allowance by $314,000.

During the nine months ended September 30, 2009, we recognized a net loss before income tax benefit of $2,183,000 compared to net income before tax expense of $1,906,000 during the nine months ended September 30, 2008.  The decrease of net income to a loss was largely the result of the $5,635,000 gain on BPZ investment for the nine months ended September 30, 2008.

Navidec Financial Services, Inc.

LIQUIDITY

At September 30, 2009, we had total current assets of $2,447,000, consisting of cash of $1,005,000, a notes receivable of $572,000, accrued interest receivable of $87,000, income tax receivable of $510,000, asset held for sale of $123,000, deposits of $120,000 and other current assets of $153,000.  At September 30, 2009, we had total current liabilities of $1,189,000, consisting of an accounts payable of $23,000, short term borrowings of $1,141,000, and deposits held of $25,000.  Current assets exceed current liabilities by $1,258,000.

Net cash used in operating activities during the nine months ended September 30, 2009 was $1,014,000, compared to net cash used in operating activities during the nine months ended September 30, 2008 of $3,517,000.

During the nine months ended September 30, 2009, the net cash used in operations represented net loss of $1,673,000, adjusted for such non-cash items consisting of depreciation expense of $59,000, net increase of impairment and allowances of $263,000, loss from the sale of REOs of $8,000, a gain on the sale of investments of $38,000, and stock option expense of $93,000.  We also had a decrease in deferred revenue of $6,000; decrease in short term mortgage receivables of $1,048,000; increase in income tax receivable of $510,000; increase in pre-paids and other assets of $251,000; and decrease of accounts payable and accrued liabilities of $206,000.

During the nine months ended September 30, 2008, the net cash used in operations represented net income of $822,000 adjusted for certain non-cash items consisting of depreciation expense of $26,000, a gain on the sale of investments of $5,604,000, increase in allowances and impairments of $2,412,000 and minority interest of $24,000.  We also had an increase in short term mortgage receivables of $2,408,000, increase in accounts payable of $550,000, increase in accrued liabilities $667,000, and other net changes of $6,000.

During the nine months ended September 30, 2009, we used $701,000 in cash from investing activities.  We invested $250,000 in real estate, established a note receivable for $122,000 and received $2,109,000 from the sale of REO properties.  Through our marketable securities trading efforts, we purchased $124,357,000 in marketable securities and sold $124,207,000 in marketable securities.  We also invested $2,561,000 in land, water shares and options to purchase additional land and water shares.

During the nine months ended September 30, 2008, we received cash of $3,268,000 from of the sale of equity investments, invested $1,308,000 in our Thomas Park real estate project and purchased fixed assets of $79,000.

During the nine months ended September 30, 2009, net cash provided by financing activities was $1,846,000 which consisted of $2,175,000 in long term borrowing, paying off a real estate loan of $250,000, $79,000 in open market purchases of the Company’s stock of $79,000.

During the nine months ended September 30, 2008, net cash provided by financing activities was $933,000 received from the increase of the Thomas Park line of credit.

On September 10, 2009, the Board of Directors of the Company approved a Private Placement Offering to raise $22,500,000 in capital to complete its capital contributions to HCIC and provide additional working capital.  On September 28, 2009, the Company issued a $22,500,000 Private Placement Offering at $1.50 per share of the Company’s common stock.  With this offering, $150,000 was raised through October 31, 2009.

Navidec Financial Services, Inc.

On October 23, 2009, the Company signed an engagement letter with Korral Partners Limited (Korral) with principal offices in London, United Kingdom.  The engagement letter agreed to have Korral Partners act as the Company’s corporate finance advisor and placement agent.  Further, Korral recommend and the Company decided, to withdraw the $1.50 per share Private Placement Offering and issue a new Private Placement Offering at $2.00 per share.  The maximum offering is $30,000,000.  The Company intends to use the proceeds from the offering to complete its acquisition of the Mutual Ditch Company and begin improvements.  The Company cannot make and does not offer any assurances that it will be able to raise the maximum offering.

CRITICAL ACCOUNTING POLICIES

The Company has identified the policies below as critical to Company business operations and the understanding of Company results from operations.  The impact and any associated risks related to these policies on the Company's business operations is discussed throughout Management's Discussion and Analysis of Financial Conditions and Results of Operations where such policies affect Company reported and expected financial results.  For a detailed discussion on the application of these and other accounting policies, see Note 2 in the Notes to the Consolidated Financial Statements of this document.  Note that the Company's preparation of this document requires the Company to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of Company financial statements, and the reported amounts of revenue and expenses during the reporting period.  There can be no assurance that actual results will not differ from those estimates.

On August 17, 2009, TRWC and TRB formed HCIC.  TRWC and TRB each own 50% of HCIC.  Under generally accepted accounting standards in the United States, if an entity is owned 50% or less, it does not need to be consolidated unless one of the joint venture partners can exert significant financial and management control within the joint venture.  Management believes that HCIC should be consolidated due to the Company’s significant and management and financial control of HCIC.

Further, due to the Company being the sole contributor of operational cash, without which HCIC would be unable to operate, the Company is treating its investment in HCIC as a Variable Interest Entity (VIE).  The Company is the primary beneficiary and under US GAAP should consolidate HCIC.

In coming to the conclusion to consolidate HCIC, the Company researched the authoritative literature as it pertains to the equity method of accounting and joint ventures (Section 323.10.15).  Other considerations to be examined if there is a VIE relationship which pertains to the Company includes representation on the board of directors; participating in policy-making processes, and the interchange of managerial personnel (Section 323.10.15-6).  Further, accounting standards require valuing TRB’s contribution in HCIC to fair value, which is estimated to be $2,850,000.

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

In July 2007 Navidec Mortgage Holdings, Inc., a wholly owned subsidiary of the Company, in conjunction with Northsight Mortgage, an 80% owned subsidiary of the Company began making short term loans to purchasers of residential properties who purchase their property as part of or after the repossession in a foreclosure proceeding.  As of September 30, 2009, the Company had made $209,000 (net of allowance of $162,000) in such loans that have yet to be placed outside the Company in a permanent loan takeout.  The loans are secured by first deeds of trust on residential real estate properties.

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

For the nine months ended September 30, 2009, the Company had the following allowance against assets (including depreciation) as follows:

Allowance for short term mortgages receivables	$162,000
Allowance for Real Estate Owned	$1,068,000
Allowance for Boston Property (Thomas Park)	$463,000
Allowance for Mauriello note	$151,000
Allowance for amounts owed from Jaguar	$1,407,000

FUTURE COMMITMENTS

Before the formation of the HCIC on August 17, 2009, TRB paid $130,000 to 93% of the shareholders of the Mutual Ditch Company for the right to purchase the shares of the Mutual Ditch Company.  During the three months ended September 30, 2009, HCIC paid $70,000 to extend the option to purchase land and water shares from shareholders of the Mutual Ditch Company.  If the land and water shares are purchased, the option payments will reduce the purchase price.  If these options at not exercised by HCIC, then the full option payments of $210,000 will be forfeited by HCIC.

In order to raise additional capital, on October 23, 2009, the Company signed an engagement letter with Korral Partners Limited (“Korral”) with principal offices in London, United Kingdom.  The engagement letter agreed to have Korral act as the Company’s corporate finance advisor and placement agent.  Further, Korral recommended and the Company accepted, to withdraw the $1.50 per share Private Placement Offering and issue a new Private Placement Offering at $2.00 per share. The maximum offering is $30,000,000.  The Company agreed to compensate Korral 10% of the total funds raised plus one $3 warrant for every ten shares of the Company sold by Korral. The Company cannot make and does not offer any assurances that it will be able to raise the maximum offering.

Navidec Financial Services, Inc.

Before the formation of the HCIC on August 17, 2009, TRB paid $130,000 to 93% of the shareholders of the Mutual Ditch Company for the right to purchase the shares of the Mutual Ditch Company.  During the three months ended September 30, 2009, HCIC paid $70,000 to extend the option to purchase land and water shares from shareholders of the Mutual Ditch Company.  If the land and water shares are purchased, the option payments will reduce the purchase price.  If these options are not exercised by HCIC, then the full option payments of $210,000 will be forfeited by HCIC.  To fully exercise all of the options, an additional $15,801,000 is required by December 20, 2009.  The capital raised through Korral will first be used to exercise the options the Company owns to purchase the Mutual Ditch Company.

ITEM 3.  QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company is exposed to the impact of interest rate changes and change in the market values of the Company's investments. Based on the Company's market risk sensitive instruments outstanding  as of September 30, 2009,  as  described  below,  it has determined  that there was no  material  market risk  exposure to the  Company's consolidated financial position, results of operations, or cash flows as of such date. The Company does not enter into derivatives or other financial instruments for trading or speculative purposes.

INTEREST RATE RISK - At September 30, 2009, the Company's exposure to market rate risk for changes in interest rates relates primarily to its mortgage services business.  The Company has not used derivative financial instruments in its credit facilities. A hypothetical 10% increase in the Prime rate would not be significant to the Company’s financial position, results of operations, or cash flows.

INFLATION - Company does not believe that inflation will have a material impact on its future operations.

INVESTMENT RISK AND TRADING IN MARKETABLE SECURITIES - Beginning in November 2008, the Company began to trade in highly-liquid marketable securities.  This account is limited to no more than 35% of the net tangible shareholder equity.  As of September 30, 2009, the value in the Trading Account was $911,000 which was fully invested in liquid marketable securities and $484,000 in margin debt.  During the nine months ended September 30, 2009 and at month end, the net account value did not exceed $600,000. During the nine months ended September 30, 2009, the Company purchased $124,357,000 in marketable securities and sold $124,207,000 in marketable securities and recognized a loss of $71,000 and an unrealized loss of $18,000.

ITEM 4.  CONTROLS AND PROCEDURES

Disclosures Controls and Procedures

We have adopted and maintain disclosure controls and procedures (as such term is defined in Rules  13a 15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act, is recorded, processed, summarized and reported within the time periods required under the SEC's rules and forms and that the information is gathered and communicated to our management, including our President (Principal Executive Officer) and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

Navidec Financial Services, Inc.

As required by SEC Rule 15d-15(b) for the quarter ended September 30, 2009, Mr. McKowen, our President and Mr. Wayne Harding, our Chief Financial Officer, carried out an evaluation under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 15d-14 as of the end of the period covered by this report.  Based on the foregoing evaluation, Mr. McKowen and Mr. Harding has concluded that our disclosure controls and procedures are not effective in timely alerting them to material information required to be included in our periodic SEC filings and to ensure that information required to be disclosed in our periodic SEC filings is accumulated and communicated to our management, including our President and Chief Financial Officer, to allow timely decisions regarding required disclosure as a result of the deficiency in our internal control over financial reporting discussed below.

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

Our management, with the participation of the Company’s President and the Chief Financial Officer, evaluated the effectiveness of the Company's internal control over financial reporting as of September 30, 2009. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control -- Integrated Framework. Based on this evaluation, our management, with the participation of the Company’s President and the Chief Financial Officer concluded that, as of September 30, 2009, our internal control over financial reporting was not effective due to material weaknesses in the system of internal control.

Specifically, management identified the following control deficiencies:

(1) The Company has not properly segregated duties as a few individuals initiate, authorize, and complete all transactions. The Company has not implemented measures that would prevent the individuals from overriding the internal control system. The Company does not believe that this control deficiency has resulted in deficient financial reporting because the President and Chief Financial Officer are aware of their responsibilities under the SEC's reporting requirements and personally certifies the financial reports.

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

Considering the nature and extent of our current operations and any risks or errors in financial reporting under current operations and the fact that we have been a small business with limited employees has caused a weakness in internal controls involving the areas disclosed above.

We have hired a full time in-house Certified Public Accountant, who is now our Chief Financial Officer, and have taken the following steps:
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

•	we are utilizing an accounting system with audit trails and the ability to attach source documentation to financial entries;
•	after issuance of quarterly and yearly financials, we password protect any subsequent accounting entries which must be approved by the Chief Financial Officer or President;
•	we have implemented a system to scan source documents into the accounting system;
•	check requests and journal entries over a set amount must be approved;
•	the Chief Financial Officer approves checks to be paid before the final check signatures, and
•	we are segregating important finance and accounting functions such as check reconciliation and approvals.

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

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2009, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Navidec Financial Services, Inc.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Carson Litigation

Northsight is a defendant in a lawsuit filed on April 2, 2008 in Jackson County Circuit Court in Missouri whereby a Northsight bridge loan borrower, Lydia Carson (a co-defendant), is being sued by the former owners of a property for failure to pay the balance of a note made by the borrower to purchase the property from the plaintiffs, Devoe.  On December 31, 2008, the amount owed by Lydia Carson to the Company is $253,000 (note balance of $315,000 less escrow held of $62,000) of which the Company has set up an allowance of $146,000 against the balance of $253,000. This case is being set for trial by jury.

Morrow Litigation

The Company was notified in September, 2009 that it was named as a defendant in a lawsuit that alleges either the Company or another third party bank did not have a proper promissory note and deed of trust against a short-term mortgage loan made to a borrower in April, 2008 (“Morrow” loan and suit).   After the Morrow loan was made by the Company, Northsight assigned the loan to Jaguar with the anticipation of receiving funding of the loan by Jaguar.  Jaguar never funded the Company for the loan and on August 4, 2008, Jaguar re-assigned the note and deed of trust back to the Company.  However, Jaguar never returned to the Company the original lending file and documentation.  During the period of time that Jaguar was in possession of the Morrow file, the lawsuit alleges that Jaguar use the Morrow note and deed of trust to obtain money from another third-party bank.

Morrow sold the property representing the security interest via the deed of trust in the note in February 2009.   Closing occurred through a title company with title insurance issued.  At the closing, the Company received $77,000 as payoff on the Morrow note.  Therefore, the other third party bank did not receive any proceeds.   Presently the third party bank is suing the current owner of the property that Morrow sold for payment on the note.  The property owner has filed a complaint in State of Colorado, Adam County District Court naming Northsight and the third party bank as defendants.

The Company believes it properly received the proceeds and is being represented by legal counsel to defend its position.

ITEM 1A.  RISK FACTORS

Not Applicable to Smaller Reporting Issuers.

ITEM 2.  CHANGES IN SECURITIES

During the period of July 1, 2009 through September 30, 2009, the Company did not make any sales of its unregistered securities.

During the period of July 1, 2009 through September 30, 2009, the Company purchased 8,000 shares of its common stock on the open market.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

NONE

Navidec Financial Services, Inc.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On October 14, 2009, the Company filed a Definitive Proxy on Schedule 14A with the Securities and Exchange Commission in connection with the Company’s Annual Shareholders’ Meeting to be held on November 19, 2009 in Denver, Colorado.  The shareholders have been asked to vote their approval or disapproval on the following proposals:

1.	To elect five (5) persons to the Board of Directors for the ensuing year.

2.	To ratify the appointment of our auditors, Schumacher and Associates, Inc.

3.	To amend the Articles of Incorporation to change the name of the Company from Navidec Financial Services, Inc. to Two Rivers Water Company.

4.	To amend the Articles of Incorporation to allow for Shareholder Action by Written Consent.

ITEM 5.  OTHER INFORMATION

NONE

ITEM 6.  EXHIBITS

Exhibits.  The following is a complete list of exhibits filed as part of this Form 10-Q.  Exhibit numbers correspond to the numbers in the Exhibit Table of Item 601 of Regulation S-K.

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act
Exhibit 32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act
Exhibit 32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

Navidec Financial Services, Inc.

SIGNATURES

     Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NAVIDEC FINANCIAL SERVICES, INC. (Registrant)
Dated: November 16, 2009	By: /s/ John McKowen
John McKowen, President
By: /s/ Wayne Harding
Wayne Harding, Chief Financial Officer

Navidec Financial Services, Inc.

Exhibit 31.1

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

Dated: November 16, 2009	By: /s/ John McKowen
John McKowen, President

Navidec Financial Services, Inc.

Exhibit 31.2

CERTIFICATION PURSUANT TO 18 U.S.C. ss. 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Wayne Harding, certify that:

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

Dated: November 16, 2009	By: /s/ Wayne Harding,
Wayne Harding, Chief Financial Officer

Navidec Financial Services, Inc.

EXHIBIT 32.1

CERTIFICATION PURSUANT TO
18 U.S.C. 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Navidec Financial Service, Inc. on Form 10-Q for the period ended September 30, 2009, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, John R. McKowen, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

The Report fully complies with the requirements of Section 13(a) or 15(d) of the
Securities Exchange Act of 1934; and

The information contained in the Report fairly presents, in all  material respects, the financial condition and results of operations of the Company.

Dated: November 16, 2009	By: /s/ John McKowen
John McKowen, Chief Executive Officer

Navidec Financial Services, Inc.

EXHIBIT 32.2

CERTIFICATION PURSUANT TO
18 U.S.C. 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Navidec Financial Service, Inc. on Form 10-Q for the period ended September 30, 2009, as filed with the  Securities and Exchange Commission on the date hereof (the "Report"), I, Wayne Harding, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

The Report fully complies with the requirements of Section 13(a) or 15(d) of the
Securities Exchange Act of 1934; and

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: November 16, 2009	By: /s/ Wayne Harding
Wayne Harding, Chief Financial Officer