Form 10-K
period 2009-12-31
TWO RIVERS WATER Co
filed 2010-03-30
CIK 1302946

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009
Or
 [ ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the transition period from _________ to _____________

Commission file number: 000-51139

TWO RIVERS WATER COMPANY

 (Exact name of registrant as specified in its charter)

Colorado		13-4228144
State or other jurisdiction of incorporation or organization		I.R.S. Employer Identification No.
2000 South Colorado Boulevard, Annex Ste 200, Denver, CO 80222
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
                                                                                     Yes |X| No |_|

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes |X| No |_|

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes |_| No |_|

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

Large accelerated filer	[___]	Accelerated filer	[___]
Non-accelerated filer (Do not check if a smaller reporting company)	[___]	Smaller reporting company	[X]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes |_| No |X|

The aggregate market value of voting stock held by non-affiliates of the registrant was approximately $11,979,000 as of December 31, 2009.

There were 9,214,583 shares outstanding of the registrant's Common Stock as of March 15, 2010.

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

PART I
ITEM 1.  BUSINESS

GENERAL

The following is a summary of some of the information contained in this document.  Unless the context requires otherwise, references in this document to “Two Rivers Water Company,” “Two Rivers,” or the “Company” is to Two Rivers Water Company and its subsidiaries.

Two Rivers Water Company was incorporated in December 2002 in the state of Colorado, as a wholly owned subsidiary of Navidec Inc. ("Old Navidec"). The Company was formerly known as Navidec Financial Services, Inc. until it changed its name on November 19, 2009 to Two Rivers Water Company.  The Company’s operations are primarily centered in Colorado and Arizona.   Two Rivers maintains a website at www.2riverswater.com, which is not incorporated in and is not a part of this report.

Two Rivers currently operates a water acquisition, development and distribution business in Huerfano County, Colorado (the “Water Business”) through its 50% owned subsidiary HCIC Holdings, LLC, a Colorado limited liability Company (“HCIC”).  On August 17, 2009 HCIC was formed to acquire and operate the Water Business.

In addition, Two Rivers operates the following businesses: (a) property management and residential real estate brokerage in Arizona, and (b) development of a three unit residential condominium in Boston Massachusetts.  The Company is in the process of liquidating its real estate and mortgage assets through the sale of residential properties acquired through foreclosure and the payoff of the two remaining mortgages it holds.

In August 2009, the Board authorized a private placement at $1.50/share of the Company’s restricted common stock.  This offering raised $150,000 selling 150,000 shares of the Company’s stock.  After this offering, the Board approved an engagement letter whereby a broker/dealer offered a private placement of the Company’s restricted common stock at $2.00/share.   The broker/dealer did not place any of the offering.  Due to this inactivity, the Board approved a new private placement effective January 5, 2010 to offer the Company’s restricted common stock at $1.00/share.  The maximum offering is 5,000,000 shares, no minimum, and the offering expires February 28, 2010, and subsequently extended by the Board to March 31, 2010.  There can be no assurances that the Company will be able to raise funds under its current private placement.

Two Rivers Water Company

OUR WATER BUSINESS

The Company intends to focus its entire efforts on the development of the Water Business and other related businesses.  Therefore, the Company is winding down and disposing of its other businesses.  The Company is in the process of completing the purchase of the remaining outstanding shares that it does not own of the Huerfano-Cucharas Irrigation Company; a Colorado Mutual Ditch Company located in Huerfano and Pueblo counties in the State of Colorado (the “Mutual Ditch Company”) and additional land which would assist in perfecting water rights and provide additional water resources.  As of December 31, 2009 HCIC had an 18% ownership in the Mutual Ditch Company.  As of March 1, 2010, the HCIC owned 59% of the Mutual Ditch Company.

The Mutual Ditch Company owns a large privately held, on-stream reservoir of 41,200 acre feet capacity with associated direct flow and storage rights and a mutual ditch water distribution system that holds easement rights into the Arkansas River.

The Company’s objective is to develop the Mutual Ditch Company’s water resources and enhance water storage capacity through a major dam and structure renovation and improvement project.  The Company’s proposed renovation and improvement project is expected to result in the dam’s storage capacity being restored to the fully permitted 41,200 acre feet.

The Company’s purchase and subsequent development of the Mutual Ditch Company and related properties is referred to as the “Water Project.”  The subsequent development began after the Company acquired a majority interest in the Mutual Ditch Company.  Initial development activities have included engaging an engineering consulting firm to prepare the plans and permits for dam construction and the clearing of the ditch distribution system with the associated ditch improvements.

As part of the Water Project, the Company intends to undertake engineering design, dam construction and ditch repair.  Once the dam and structure renovation and improvement project is completed and the system is fully operational, the Company intends to assemble an additional strategic portfolio of upstream storage and direct flow water rights and to acquire additional properties and reservoirs in the area.  The Company plans to acquire additional upstream water rights and shed superfluous water rights on favorable terms.

SUBSIDIARIES

TRWC, INC. (formerly Two Rivers Water Company)

On July 28, 2009, the Company formed Two Rivers Water Company, a Colorado corporation.  On November 19, 2009, with the shareholder approval, the Company changed its parent name from Navidec Financial Services, Inc. to Two Rivers Water Company.  Simultaneously the Company changed the original Two Rivers Water Company’s name to TRWC, Inc. (“TRWC”).

It is the Company’s future intent to use TRWC to hold agriculture real estate.

HCIC HOLDINGS, LLC

Two Rivers currently operates a water acquisition, development and distribution business in Huerfano County, Colorado through its 50% owned subsidiary HCIC, which at December 31, 2009 had an 18% ownership in the Mutual Ditch Company.  As of March 1, 2010, HCIC owned 59% and had under contract to purchase another 27% of the Mutual Ditch Company.

Two Rivers Water Company

On August 17, 2009, Two Rivers through its wholly owned subsidiary TRWC and Two Rivers Basin, LLC (“TRB”) formed HCIC, a joint venture.  Under the terms of the Joint Venture agreements, the Company, at the Company’s sole discretion, can contribute up to $2,850,000 in cash. As of December 31, 2009 the Company has contributed $1,807,000 in HCIC.  At March 11, 2010, the Company has contributed $3,404,000 to HCIC and the related Water Project.  Since the Company has funded the Joint Venture as required up to the maximum of $2,850,000, the Company has recognized the $2,850,000 as their capital contribution to the Joint Venture in the Company’s December 31, 2009 financial statements.  The capital contribution was eliminated in the consolidation with HCIC.

Further, due to the Company being the sole contributor of operational cash, without which HCIC would be unable to operate, the Company is treating its investment in HCIC as a Variable Interest Entity (“VIE”).  Further, the Company will be the ultimate 100% owner of HCIC based on performance by the Company, so it is considered the primary beneficiary and under US GAAP should consolidate HCIC.

In coming to the conclusion to consolidate HCIC, the Company researched the authoritative literature as it pertains to the equity method of accounting and joint ventures (ASC 323.10.15).  Other considerations to be examined if there is a VIE relationship which pertains to the Company includes representation on the board of directors; participating in policy-making processes, and the interchange of managerial personnel (ASC 323.10.15-6).  Further, accounting standards require valuing TRB’s contribution in HCIC at fair value, which is estimated to be $2,850,000.

Before the formation of HCIC on August 17, 2009, TRB paid $130,000 to 93% of the shareholders of the Mutual Ditch Company for the right to purchase the shares of the Mutual Ditch Company.  During the three months ended September 30, 2009, HCIC paid $70,000 to extend the option to purchase land and water shares from shareholders of the Mutual Ditch Company.  If the land and water shares are purchased, the option payments will reduce the purchase price.  Subsequent to December 31, 2009, HCIC exercised options for an additional 41% of the shares of the Mutual Ditch Company, making its ownership at 59% as of February 26, 2010.

NORTHSIGHT, INC. (formerly Navidec Mortgage Holdings, Inc.)

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

On October 12, 2007, we exchanged our 80% interest in NMG for 12,000,000 common shares of Northsight to bring the total common shares of Northsight owned by Two Rivers to 20,000,000 shares. On October 12, 2007, Northsight purchased the remaining 20% minority interest in NMG from the minority members for 800,000 shares of Northsight. As a result of this transaction we own 98% of Northsight and the former minority members of NMG owned 2% of Northsight.

Two Rivers Water Company

Starting in July 2007, we began lending money to Northsight to enable Northsight to make short term, mortgage backed loans to borrowers who were purchasing deeply discounted or foreclosed residential real estate in Arizona and Colorado.  From July 2007 until June 2008, Two Rivers advanced funds for Northsight to lend as short-term mortgage backed loans. The advances to Northsight yield 12% and are callable on demand by Two Rivers.  Our loans to Northsight were collateralized by first deeds of trust or assignments of trust deeds on residential real estate. In June 2008, Northsight transferred the ownership of the first lien mortgages and notes to Two Rivers in exchange for $4,311,000, the amount owed Two Rivers from Northsight.  As of December 31, 2009 and 2008 respectively, Two Rivers had $231,000 and $2,203,000 (net of an allowance for impairment of $139,000 and $476,000, respectively) in short term bridge loans outstanding.

Due to a dramatically worsening mortgage, housing and macro-economic environment in the last year, Northsight modified its business plan.  Wholesale mortgage lending declined significantly due to a drop off in wholesale mortgage lenders, thereby making it extremely difficult for mortgage brokers to find mortgage loan products.  Mortgage banks, as compared to a mortgage broker, have fared better although at less than optimum levels.  Northsight is undergoing an orderly sale of the majority of its assets.

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

SOUTHIE DEVELOPMENTS, LLC

Two Rivers formed a Colorado limited liability company, Southie Developments, LLC, (“Southie”) on January 31, 2008, as its sole and managing member.  Southie was organized to develop residential real estate for resale and to own and manage residential real estate acquired via foreclosure of real estate loans owned by Two Rivers.  Once a real estate loan defaults and Two Rivers obtains title to the collateral, Two Rivers transfers the property to Southie for development and management.  As part of the management and development of the properties transferred to it, Southie honors any existing residential leases and will potentially expend monies for rehabilitation of the property with the option of selling the property in a short time period, usually less than one year.  However, if Southie deems the property to be a good longer term investment, they might hold the property for periods longer than 12 months.  At December 31, 2009, Southie owns six properties, of which four residential properties are in Arizona and two properties are in Colorado acquired by foreclosure or deed-in-lieu process.   At December 31, 2009, the carrying value of these properties was $1,034,000.

In November 2007, Northsight purchased 56 Thomas Park, South Boston, Massachusetts 02127, a residential property, for $1,200,000 (“Thomas Park Property”). The Thomas Park Property is a 6,000 square feet single family residence that Northsight is converting into three 2,000 square feet individual condominium single family units.  On May 19, 2008, Southie acquired a $1,200,000 construction loan with Mt. Washington Cooperative Bank for the development of the Thomas Park Property. The loan is due on June 1, 2010 with monthly interest only payments, at prime plus 2% interest rate and an interest rate floor of 7%.  As of December 31, 2009, the balance owed on the loan was $950,000.   Previously this loan was due on November 19, 2009 but was extended to June 1, 2010.  As part of the agreement to extend the loan a principal reduction was due and an establishment of a restricted cash account to cover interest payments until June 1, 2010.   The restricted cash account was not established until January 12, 2010 and totaled $46,000.  As of December 31, 2009, the Company had invested $2,962,000 including the bank construction loan of $950,000.  The Thomas Park Property is now listed for sale.

Effective January 1, 2010, Two Rivers transferred 100% of its ownership of Southie to Northsight.

Two Rivers Water Company

LEGENDARY INVESTMENT GROUP, LLC

Legendary Investment Group, LLC (“Legendary”) is a limited liability company under the laws of the state of Arizona.  It was formed in October 2008 and in December 2008 became  a 100% owned subsidiary of Northsight.  Northsight acquired Legendary based on Northsight’s ability to fund and expand Legendary’s business.   There is no formal amount of future funding and expansion and Northsight can withdrawal their funding at any time without material future financial exposure.  Legendary’s business is in Arizona and focused on residential investors and property management.   Legendary has assisted the Company with the management of Arizona property owned by the Company and selling Arizona property owned by the Company.

COMPETITION

Water resources in Colorado and most of the Western United States are scarce which make water acquisition strongly competitive.  Most of our competitors have significantly greater financial resources, technical expertise and managerial capabilities than us and, consequently, we will be at a competitive disadvantage in storing and distributing water. Competitors' resources could overwhelm our restricted efforts and cause adverse consequences to our operational performance.

EMPLOYEES

At December 31, 2009, the Company and its subsidiaries employed 6 full-time employees and 1 part-time employee.  None of these employees are covered by a collective bargaining agreement.  The Chief Executive Officer and the Chief Financial Officer have entered into employment agreements with Two Rivers.  We consider our relationship with our employees to be good.

AVAILABLE INFORMATION

The Company’s common stock is traded on the Over-The-Counter Stock Market under the symbol “TURV.”  A copy of our Annual Report on Form 10-K along with copies of our quarterly reports on Form 10-Q and current  reports on Form 8-K required to be filed with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, as amended, and can be found on the Edgar database at www.sec.gov.  In addition our SEC reports are available free of charge from the Company upon written request to Wayne Harding, CFO, Two Rivers Water Company, Annex Ste. 200, 2000 S Colorado Blvd., Denver CO  80222, or you may retrieve investor information by going to the Company’s website at www.2riverswater.com.

Two Rivers Water Company

ITEM 1A.    RISK FACTORS

Two River’s securities are highly speculative and should be purchased only by persons who can afford to lose their entire investment.  Readers should carefully consider the following risk factors, as well as all other information set forth elsewhere in this annual report, in relation to the shares of its common stock.

Company Risk Factors

Two Rivers can give no assurance of success or profitability to investors.

There is no assurance that the Company will operate profitably. There is no assurance that the Company will generate revenues or profits, or that the market price of its common stock will be increased thereby.  During the year ended December 31, 2009, the Company incurred a net loss of $2,925,000 and during the year ended December 31, 2008, the Company recognized a net income of $182,000.

We may in the future issue more shares which could cause a loss of control by present management and current stockholders and/or dilution to investors.

There may be substantial dilution to our shareholders as a result of future decisions of our Board to issue shares without shareholder approval for cash, services, or acquisitions at prices solely determined by our Board.  Additionally, upon issuance, such shares could represent a majority of the voting power and equity of the Company. The result of such an issuance would be those new stockholders and management would control the Company, and persons unknown could replace management at such time.

Officers and directors may have conflicts of interest which may not be resolved favorably to the Company.

Certain conflicts of interest may exist between the Company and our Officers and Directors.  Our Officers and Directors have other business interests to which they devote their attention and may be expected to continue to do so although management time should be devoted to our business.  As a result, conflicts of interest may arise that can be resolved only through exercise of such judgment as is consistent with fiduciary duties to us.  See “Directors, Executive Officers, and Control Persons" (page 26), and "Conflicts of Interest" (page 28).

Two Rivers has a relatively short operating history, so investors have no way to gauge our long term performance.

Two Rivers was formed in December 2002 and in 2003 acquired control of Northsight, a mortgage broker.  Northsight and Southie represent a significant portion of Two Rivers’ assets and Two Rivers is in the process of liquidating the majority of Northsight’s assets.  Two Rivers might not be successful in liquidating Northsight’s assets for the value carried on its books.

Two Rivers is not diversified and is dependent on only one business.

Because of the limited financial resources, Two Rivers may not be able to diversify its operations.  The inability to diversify our activities into more than one area will subject Two Rivers to economic fluctuations within the real estate finance industry and therefore increase the risks associated with its operations due to lack of diversification.

The inability to attract and retain qualified employees could significantly harm our business.

The market for skilled executive officers and employees knowledgeable in agriculture and water rights is highly competitive and historically has experienced a high rate of turnover. Competition for quality officers and employees may lead to increased hiring and retention costs.

Two Rivers’ officers and directors may have conflicts of interests as to corporate opportunities which Two Rivers may not be able or allowed to participate in.

Presently there is no requirement contained in our Articles of Incorporation, Bylaws, or minutes which requires officers and directors of our business to disclose to us business opportunities which come to their attention.  Our officers and directors do, however, have a fiduciary duty of loyalty to us to disclose to us any business opportunities which come to their attention, in their capacity as an officer and/or director or otherwise.  Excluded from this duty would be opportunities which the person learns about through his involvement as an officer and director of another company.  Two Rivers has no intention of merging with or acquiring business opportunity from any affiliate or officer or director.  (See "Conflicts of Interest" at page 28.)

Two Rivers Water Company

Two Rivers has substantial competitors who have an advantage over the Company in resources and management.

Most of Two Rivers’ competitors have significantly greater financial resources, technical expertise and managerial capabilities than us and, consequently, Two Rivers will be at a competitive disadvantage in identifying and developing or exploring suitable prospects.  Competitors’ resources could overwhelm Two Rivers’ restricted efforts and cause adverse consequences to Two Rivers’ operational performance.

Two Rivers has agreed to indemnification of officers and directors as is provided by Colorado Statutes.

Colorado Statutes provide for the indemnification of our directors, officers, employees, and agents, under certain circumstances, against attorney's fees and other expenses incurred by them in any litigation to which they become a party arising from their association with any activities on our behalf.  Two Rivers will also bear the expenses of such litigation for any of our directors, officers, employees, or agents, upon such person's promise to repay us therefore if it is ultimately determined that any such person shall not have been entitled to indemnification.  This indemnification policy could result in substantial expenditures by us that Two Rivers will be unable to recoup.

Our directors' liability to us and shareholders is limited.

Colorado Revised Statutes exclude personal liability of Two Rivers’ directors and our stockholders for monetary damages for breach of fiduciary duty except in certain specified circumstances. Accordingly, Two Rivers will have a much more limited right of action against our directors that otherwise would be the case.  This provision does not affect the liability of any director under federal or applicable state securities laws.

Two Rivers may depend upon outside advisors, who may not be available on reasonable terms and as needed.

To supplement the business experience of Two Rivers’ officers and directors, Two Rivers may be required to employ accountants, technical experts, appraisers, attorneys, or other consultants or advisors.  Our Board, without any input from stockholders, will make the selection of any such advisors.  Furthermore, Two Rivers anticipates that such persons will be engaged on an "as needed” basis without a continuing fiduciary or other obligation to us. In the event Two Rivers considers it necessary to hire outside advisors, it may elect to hire persons who are affiliates, if they are able to provide the required services.

Material weaknesses in our internal control over financial reporting and disclosure controls and procedures could adversely impact the reliability of our internal control over financial reporting.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009, and this assessment identified material weaknesses in our internal control over financial reporting. As a result, our management concluded that our internal control over financial reporting was not effective as of December 31, 2009.  Material weaknesses and other control deficiencies in our internal control over financial reporting and disclosure controls and procedures have led to restatements of our consolidated financial statements. Since the identification of the material weaknesses, we have implemented and are continuing to implement various initiatives intended to improve our internal control over financial reporting and disclosure controls and procedures to address these material weaknesses. No assurance can be given that we will be able to successfully implement remediated controls and procedures or that our remediated controls and procedures will be effective in remedying all identified deficiencies in our internal control over financial reporting and disclosure controls and procedures. There also can be no assurances that these material weaknesses will be rectified or that additional material weaknesses in our internal controls will not be identified. The existence of one or more material weaknesses in our internal control over financial reporting impacts the reliability of our internal control over financial reporting.

Two Rivers Water Company

Our success will depend, to a large degree, on the expertise and experience of the members of our management team.

Our success in identifying investment opportunities and pursuing and managing such investments is, to a large degree, dependent upon the expertise and experience of the management team and their ability to attract and retain quality personnel.

Risk Factors Relating To The Water Project And The Water Business

Control of the Water Project

If the Company does not contribute a total of $15,000,000 to HCIC it will only own a 50% interest in HCIC.

Insufficient funds to develop the infrastructure of the Mutual Ditch Company.

If we are unable to obtain any additional funds through the sale of additional equity, borrowings or government grants we will not be able to operate the water company profitably. No assurance can be given that any such finds will be available or, if available, the cost of obtaining such funds and the resulting effect on our shareholders.

The Water Project requires significant capital expenditures

The Water Project is capital intensive.  On an annual basis, we could spend significant sums of money for additions to, or replacement of, our property, reservoir and equipment.  We must obtain funds for these capital projects from operations or capital raised.  We cannot provide assurance that any sources will be adequate or that the cost of funds will be at levels permitting us to earn a reasonable rate of return.  We have committed up to $15,000,000 in capital expenditures for the HCIC venture and have no committed source for the balance of this amount.

The Company has no operating history in the Water Business, so investors have no way to gauge our long term performance.

The Company is now focused on storing and distributing water. While certain members of the Company’s Board of Directors have experience in the water business in Colorado, the Company to date has no experience in the water business and therefore, its business plan should be considered highly speculative.

We have substantial competitors who have an advantage over us in resources and management.

Most of our competitors have significantly greater financial resources, technical expertise and managerial capabilities than us and, consequently, we will be at a competitive disadvantage in storing and distributing water. Competitors' resources could overwhelm our restricted efforts and cause adverse consequences to our operational performance.

Two Rivers Water Company

Dry weather or droughts may adversely affect the collection of our water.
Our water is obtained from surface runoff and stream flows.  In dry years or droughts less water may be available to fill our reservoir structures and be available for sale/lease, which could substantially impact revenues and cause losses.

Our water rights may not yield full flow every year.
Water rights in the west are subject to the Doctrine of Prior Appropriation, which could jeopardize collection of water in dry years for junior water rights.  Water rights that are senior (the year 1863 at the earliest) have priority over junior years as to use in dry years and junior rights might not get water or as much water as they wish, if senior rights use it all.

This business is heavily regulated and, as a result, decisions by regulatory agencies and changes in laws and regulations can significantly affect our water business.

Regulatory decisions may impact prospective revenues and earnings, affect the timing of the recognition of revenues and expenses, may overturn past decisions used in determining our revenues and expenses and could result in impairment of goodwill. Management continually evaluates the assets, liabilities and revenues subject and provides for allowances and/or reserves as deemed necessary.

Regulatory agencies may also change their rules and policies which may adversely affect our profitability and cash flows.

We may also be subject to fines or penalties if a regulatory agency determines that we have failed to comply with laws, regulations or orders applicable to our water businesses.

The adequacy of our water supplies depends upon a variety of uncontrollable factors.

The adequacy of our water supplies varies from year to year depending upon a variety of factors, including:

•	Rainfall, runoff, flood control and availability of reservoir storage;
•	Availability of Huerfano River water;
•	The amount of useable water stored in reservoirs and groundwater basins;
•	The amount of water used by our customers and others;
•	Water quality; and
•	Legal limitations on production, diversion, storage, conveyance and use.

Population growth and increases in the amount of water used in urban areas have caused increased stress on surface water supplies and groundwater basins.  We intend to seek to secure additional supplies from conservation and water exchanges with agricultural water users, but it is not known to what extent these efforts will be successful and sustainable.

We obtain our water supply from surface tributaries: the Huerfano and Cucharas Rivers.  Our water supply and storage may be subject to interruption or reduction if there is an interruption or reduction in water supplies available to us.  Our supply and storage business is dependent upon our ability to meet the requirements of the Colorado Water Engineer’s office regarding our water rights priorities.

Two Rivers Water Company

Water shortages may:

•	adversely affect our supply mix, for instance, causing increased reliance upon more expensive water sources;
•	adversely affect our operating costs, for instance, by increasing the cost of producing water from more highly contaminated aquifers;
•
result in an increase in our capital expenditures, for example by requiring the construction of pipelines to connect to alternative sources of supply, new wells to replace those that are no longer in service or are otherwise inadequate to meet the needs of our customers, and reservoirs and other facilities to conserve or reclaim water; and

•	adversely affect the volume of water sold as a result of mandatory or voluntary conservation efforts by customers.

We are required to maintain water quality standards and are subject to regulatory and environmental risks.

We must provide water that meets all federal and state regulatory water quality standards.  We face contamination and pollution issues regarding our water supplies.  Improved detection technology, increasingly stringent regulatory requirements, and heightened consumer awareness of water quality issues contribute to an environment of increased focus on water quality.  We cannot assure you that in the future we will be able to reduce the amounts of contaminants in our water to acceptable levels.

Our water supplies are subject to contamination, including contamination from naturally occurring compounds, pollution from man-made sources and intentional sabotage.  We cannot assure you that we will successfully manage these issues, and failure to do so could have a material adverse effect on our future results of operations.  We might not be able to recover the costs associated with these liabilities through our rates and charges or insurance or such recovery may not occur in a timely manner.

Our earnings may be affected, to large extents, by weather during different seasons

The demand for water varies by season.  For instance, most water consumption occurs during the third quarter of each year when weather tends to be hot and dry.  During unusually wet weather, our customers generally use less water.

Our proposed water operations are geographically concentrated in Colorado

Our operations are concentrated in Southern Colorado.  As a result, our financial results are subject to political, available water supply, labor, utility cost and regulatory risks, economic conditions and other economic risks affecting Colorado.  South Eastern Colorado has been hard hit by the current economic crisis.  Colorado is raising taxes in order to balance the state budget and jobs may be lost to other states which are perceived as having a more business friendly climate, thereby exacerbating the impact of the financial crisis in Colorado.

We operate in areas subject to natural disasters

We operate in an area that is prone to floods, droughts and other natural disasters.  While we plan to maintain insurance policies to help reduce our financial exposure, a significant seismic event in southern Colorado, where our operations are concentrated, or other natural disasters in Colorado could adversely impact our ability to deliver water and adversely affect our costs of operations and profitability.

Two Rivers Water Company

We may lose all of our investment, which, depending on the amount of our investment, could have a material impact on our market valuation.

Two Rivers has made a substantial investment in the Water Business.  Our investment in the Water Business will not assure success of the Water Business.  If the Water Business fails, Two Rivers and its shareholders will be adversely impacted.

Risk Factors Relating To The Legacy Businesses

We have experienced losses and delays and expenses connected with the liquidation of foreclosed properties.

There could be substantial delays in connection with the liquidation of mortgage loans that are delinquent. Further, liquidation expenses, such as legal fees, real estate taxes and maintenance and preservation expenses reduce proceeds achievable on resale.

The value of real estate in our market areas has declined materially, and a significant portion of our loan portfolio became under-collateralized, which had a material adverse effect on our asset quality, capital structure, and profitability.

At December 31, 2009, 100% of our remaining two loans with an aggregate principal balance of approximately $371,000 were collateralized by real estate.  The real estate collateral that provides the source of repayment in the event of default has deteriorated in value during the term of the loan.  As we have liquidated the collateral securing a loan to satisfy the debt during this period of reduced real estate values, our earnings and capital have been adversely affected.

Recently declining values of residential real estate may increase our credit losses, which would negatively affect our financial results.

Two Rivers, through its subsidiary Northsight, recently offered collateralized loans, including real estate, construction, home equity, and consumer loans.  Northsight loans are collateralized by real estate (both residential and commercial) in the market area.  A major change in the real estate market, such as deterioration in the value of this collateral, or in the local or national economy, could adversely affect our customer's ability to pay these loans, which in turn could impact us.  Risk of loan defaults and foreclosures are unavoidable in the banking industry, and Northsight tries to limit our exposure to this risk by monitoring the extensions of credit and collateral, carefully.  Two Rivers cannot fully eliminate credit risk, and as a result credit losses may occur in the future.

The current dislocations in the subprime mortgage sector, and the current weakness in the broader financial market, could adversely affect Two Rivers, which could result in increases in defaults, reductions in our liquidity and reductions in the value of the investments in our portfolio.

The continuing dislocations in the subprime mortgage sector and the current weakness in the broader financial market could adversely affect the Northsight portfolio and could cause Two Rivers to be unable to continue to raise additional financing because of the inability to sell existing real estate held by Two Rivers.  This could potentially limit our ability to continue operations, increase our costs and reduce our liquidity.

Recent developments in the market for many types of mortgage products have resulted in reduced liquidity for, and value of, these assets.  Although this reduction in liquidity has been most acute with regard to subprime assets, there has been an overall reduction in liquidity and value across the credit spectrum of mortgage products.

Two Rivers Water Company

Risk Factors Related To Our Stock

The regulation of penny stocks by SEC and FINRA may discourage the tradability of our securities.

Two Rivers is classified as a “penny stock” company. Our common stock currently trades on the OTC BB and is subject to a Securities and Exchange Commission rule that imposes special sales practice requirements upon broker-dealers who sell such securities to persons other than established customers or accredited investors. For purposes of the rule, the phrase “accredited investors” means, in general terms, institutions with assets in excess of $5,000,000, or individuals having a net worth in excess of $1,000,000 or having an annual income that exceeds $200,000 (or that, when combined with a spouse’s income, exceeds $300,000). For transactions covered by the rule, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser’s written agreement to the transaction prior to the sale. Effectively, this discourages broker-dealers from executing trades in penny stocks.  Consequently, the rule will affect the ability of purchasers in this offering to sell their securities in any market that might develop therefore because it imposes additional regulatory burdens on penny stock transactions.

In addition, the Securities and Exchange Commission has adopted a number of rules to regulate “penny stocks.”  Such rules include Rules 3a51-1, 15g-1, 15g-2, 15g-3, 15g-4, 15g-5, 15g-6, 15g-7, and 15g-9 under the Securities and Exchange Act of 1934, as amended.  Because Two Rivers’ securities constitute “penny stocks” within the meaning of the rules, the rules would apply to us and our securities.  These rules will further affect the ability of owners of shares to sell our securities in any market that might develop for them because it imposes additional regulatory burdens on penny stock transactions.

Shareholders should be aware that, according to Securities and Exchange Commission, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (i) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (ii) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (iii) “boiler room” practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (iv) excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and (v) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired consequent investor losses. Our management is aware of the abuses that have occurred historically in the penny stock market. Although we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to our securities.

Rule 144 sales of our shares in the future may have a depressive effect on our stock price.

All of the outstanding shares of common stock held by our present officers, directors, and affiliate stockholders are “restricted securities” within the meaning of Rule 144 under the Securities Act of 1933, as amended. As restricted shares, these shares may be resold only pursuant to an effective Registration Statement or under the requirements of Rule 144 or other applicable exemptions from registration under the Act and as required under applicable state securities laws. Rule 144 provides in essence that a person who has held restricted securities for six months may sell without restriction, except for affiliates, under certain conditions, may sell every three months, in brokerage transactions, a number of shares that does not exceed the greater of 1.0% of a company’s outstanding common stock or the average weekly trading volume during the four calendar weeks prior to the sale. There is no limit on the amount of restricted securities that may be sold by a non-affiliate after the owner has held the restricted securities for a period of six months. A sale under Rule 144 or under any other exemption from the Act, if available, or pursuant to subsequent registration of shares of common stock of present stockholders, may have a depressive effect upon the price of our common stock in any market that may develop.

Two Rivers Water Company

There may be substantial dilution to our shareholders as a result of future decisions of our Board to issue shares without shareholder approval for cash, services, or acquisitions at prices solely determined by our Board.

Our stock may be thinly traded and as a result shareholders may be unable to sell at or near ask prices or at all if shareholders desire to liquidate shares.

The shares of our common stock are thinly-traded on the OTC Bulletin Board, meaning that the number of persons interested in purchasing our common shares at or near ask prices at any given time may be relatively small. This situation is attributable to a number of factors, including the fact that we are a small company which is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an early stage company or purchase or recommend the purchase of any of our securities until such time as we became more seasoned and viable. As a consequence, there may be periods of several days or more when trading activity in our securities is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on our securities price.  We cannot give you any assurance that a broader or more active public trading market for our common securities will be sustained. Due to these conditions, we can give investors no assurance that they will be able to sell their shares at or near ask prices or at all if their desire to liquidate their securities of our Company.

Two Rivers’ stock may be thinly traded and as a result shareholders may be unable to sell at or near ask prices or at all if shareholders desire to liquidate shares.

The shares of Two Rivers’ common stock are thinly-traded on the OTC Bulletin Board, meaning that the number of persons interested in purchasing our common shares at or near ask prices at any given time may be relatively small.  This situation is attributable to a number of factors, including the fact that Two Rivers is a small company which is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if Two Rivers came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an early stage  company or purchase or recommend the purchase of any of our Securities until such time as Two Rivers became more seasoned and viable.  As a consequence, there may be periods of several days or more when trading activity in our Securities is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on Two Rivers' Securities price.  Two Rivers cannot give you any assurance that a broader or more active public trading market for our common Securities will be sustained.  Due to these conditions, Two Rivers can give investors no assurance that they will be able to sell their shares at or near ask prices or at all if their desire to liquidate their Securities of Two Rivers.

Item 1B.   UNRESOLVED STAFF COMMENTS

None

Two Rivers Water Company

ITEM 2.   DESCRIPTION OF PROPERTIES

Corporate Offices

In February 2008, Two Rivers, along with its subsidiary Northsight, opened offices at 2000 S. Colorado Blvd, Annex Suite 200, Denver, Colorado 80222.  The lease for this office is approximately $4,701 per month.  The lease has a remaining term of approximately 12 months.

Field Office

Two Rivers also has offices located in Walsenburg Colorado.   The lease for this facility has a current lease rate of $600 per month through August 31, 2010 and then continues month-to-month.

Legendary Investments LLC Offices

Legendary has offices located at 7411 E. 6th Avenue, Ste. 206, Scottsdale, Arizona.  The lease for this facility has a current lease rate of approximately $1,000 per month through July 31, 2012.

ITEM 3.  LEGAL PROCEEDINGS

Carson Litigation

Northsight is a defendant in a lawsuit filed on April 2, 2008 in Jackson County Circuit Court in Missouri whereby a Northsight bridge loan borrower, Lydia Carson (a co-defendant), is being sued by the former owners of a property for failure to pay the balance of a note made by the borrower to purchase the property from the plaintiffs, Devoe.  On December 31, 2009, the amount owed by Lydia Carson to the Company is $253,000 (note balance of $315,000 less escrow held of $62,000) of which the Company has set up an allowance of $146,000 against the balance of $253,000. This case was presented in a trial by jury on January 25, 2010 but the court has not yet issued its judgment.   It is management’s position that the Company will prevail as the first lien holder.

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

ITEM 4.   REMOVED AND RESERVED

Two Rivers Water Company

PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Price Range of Common Stock

The Company’s common stock is presently traded on the over-the-counter market on the OTC Bulletin Board maintained by the Financial Industry Regulatory Authority ("FINRA").  On September 17, 2007, our common stock began trading on the over-the-counter bulletin board.  The current NASDAQ symbol for the common stock is "TURV.”  Prior to January 15, 2010, our common stock traded under the symbol “NVDF.”

The following table sets forth the range of high and low bid quotations for the common stock of each full quarterly period during the years ended December 31, 2009 and 2008. The quotations were obtained from information published by the FINRA and reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Quarter Ended	High	Low
2009
December 31st	$2.05	$1.00
September 30th	$1.53	$0.45
June 30th	$0.75	$0.32
March 31st	$0.85	$0.32
2008
December 31st	$ 1.00	$ 0.70
September 30th	$ 2.00	$ 0.72
June 30th	$ 1.65	$ 1.42
March 31st	$ 1.74	$ 1.01

As of December 31, 2009, there were 237 shareholders of record. We estimate that there are approximately 1,000 beneficial shareholders.  In many instances, a registered stockholder is a broker or other entity holding shares in street name for one or more customers who beneficially own the shares.

Our transfer agent is Computershare, 350 Indiana Street, Suite 800, Golden, Colorado 80401. The telephone number is 303-262-0710.

Dividends

As of the filing of this annual report, we have not paid any cash or stock dividends to shareholders.  There are no restrictions which would limit our ability to pay dividends on common equity or that are likely to do so in the future.  The Colorado Revised Statutes, however, do prohibit us from declaring dividends where, after giving effect to the distribution of the dividend; we would not be able to pay our debts as they become due in the usual course of business; or our total assets would be less than the sum of the total liabilities plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

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

Two Rivers Water Company

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

Annual Shareholders’ Meeting

On November 19, 2009, the Company held its Annual Shareholders’ Meeting at its offices at 2000 South Colorado Blvd, Annex Suite 200 in Denver, Colorado.  The shares necessary for a quorum were present at the meeting and the following proposals were voted on and passed.

Item	For	Against	Abstain	Non-Votes
Board of Directors
John McKowen	7,078,223	23,420	999	0
Jolee R. Henry	7,090,528	11,115	999	0
Wayne Harding, III	7,087,815	14,601	226	0
Fred Jones	7,087,532	14,348	762	0
John Stroh, II	7,087,876	14,303	463	0

Auditors Approval	7,099,015	2,947	680	0
Change Company Name	7,093,311	8,932	399	0
Amendment to Articles	4,956,427	3,473	182	2,142,560

The following items were approved at the Shareholders’ Meeting:

-	Messers. John McKowen, Wayne Harding, III, Fred Jones, John Stroh, II and Ms. Jolee R. Henry were elected to the Board of Directors to serve until the next annual meeting of the Shareholders.

-	The Company’s auditors, Schumacher and Associates, Inc. of Denver, Colorado were approved.

-	The Company’s name change to Two Rivers Water Company.

The Company’s Articles of Incorporation will be amended to include the ability to shareholder action by written consent of the shareholders.  Specifically, “any action required or permitted by Colorado Revised Statutes to be taken at a shareholder meeting may be taken without a meeting, if the shareholders holding shares having not less than the minimum number of votes that would be necessary to authorize or take such action at a meeting at which all of the shares entitled to vote thereon were present and voted, consent to such action in writing. Effectiveness of such action shall be as provided in Colorado Revised Statutes except when the requirements of Section 14 of the Securities Exchange Act of 1934 specify otherwise. Record date for determining shareholders entitled to take action, or entitled to be given notice under CRS 7-107-104 (as it may be amended) is the date the corporation first receives a writing upon which the action is taken pursuant to written consent of a majority of shareholders."

Two Rivers Water Company

During the year ended December 31, 2009, other than the above proposals, no other matters were submitted to the Company’s shareholders for approval.

Recent Sales of Unregistered Securities

We made the following unregistered sales of our securities from January 1, 2009 through December 31, 2009:

DATE OF SALE	TITLE OF SECURITIES	NO. OF SHARES	CONSIDERATION	CLASS OF PURCHASER
Nov 24, 2009	Common	200,000	$10,000	Common

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

Recent Issuance of Options

We made no issuance of options from January 1, 2009 through December 31, 2009.

Purchases of Equity Securities by the Small Business Issuer and Affiliated Purchasers

Not applicable.

ITEM 6.  SELECTED FINANCIAL INFORMATION

Not applicable.

Two Rivers Water Company

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto and the other financial information included elsewhere in this report.  This discussion contains forward-looking statements that involve risks and uncertainties.  Our actual results could differ materially from those anticipated in these forward looking statements as a result of any number of factors, including those set forth under "Risk Factors" on page 6 and elsewhere in this report.

Plan of Operations - Overview

During 2009, Two Rivers focused its business development activities on winding down its real estate activities through its subsidiaries Northsight and Southie.  With funds generated from the liquidation of real estate promissory notes receivable and selling residential real estate, Two Rivers entered into the Water Business beginning in July 2009 and has dedicated the majority of its resources to expanding the Water Business.  There can be no assurances that any of our investments will be successful.  (See Risk Factors beginning on Page 6.)

The Thomas Park project in South Boston (with an anticipated additional expenditure of $250,000) is ready for sale and is listed for a gross selling price of $2,567,000.

As of December 31, 2009, we have $1,042,000 in real estate owned (net, after an impairment of $313,000 and depreciation of $40,000).  It is management’s intent to liquidate all of this property during 2010 which also includes the Thomas Park property.  During this liquidation, we do not anticipate any additional material expenses to be incurred.   If the property is held in Southie, proceeds from liquidation will be transferred to Two Rivers as a reduction of the intercompany debt that Southie and Northsight owe to the parent company.  Management expects to have the liquidation of real estate owned and mortgage notes receivable held completed by December 31, 2010.

The Company intends to focus its entire efforts on the development of the Water Business and other related businesses.  Therefore, the Company is winding down and disposing of its other businesses.  The Company is in the process of completing the purchase of the remaining outstanding shares that it does not own of the Mutual Ditch Company and additional land which would assist in perfecting water rights and provide additional water resources.  As of December 31, HCIC had an 18% ownership in the Mutual Ditch Company.  As of March 1, 2010, HCIC owned 59% of the Mutual Ditch Company.

In August 2009, the Board authorized a private placement at $1.50/share of the Company’s restricted common stock.  This offering raised $150,000 selling 150,000 shares of the Company’s stock.  After this offering, the Board approved an engagement letter whereby a broker/dealer offered a private placement of the Company’s restricted common stock at $2.00/share.   The broker/dealer did not place any of the offering.  Due to this inactivity, the Board approved a new private placement effective January 5, 2010 to offer the Company’s restricted common stock at $1.00/share.  The maximum offering is 5,000,000 shares, no minimum, and the offering expires February 28, 2010, and subsequently extended by the Board to March 31, 2010.  There can be no assurances that the Company will be able to raise funds under its current private placement.

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

Two Rivers Water Company

The long-term impact on the United States economy and the Company’s operating activities and ability to raise capital cannot be predicted at this time, but may be substantial.

Results of Operations   For the Year Ended December 31, 2009 Compared to the Year Ended December 31, 2008

Our revenues are a result of the activities of Northsight as a mortgage broker and Two Rivers as it liquidates real estate owned and sells its existing real estate projects.    For the first six months of 2008, Northsight acted as both a broker and banker, with Northsight’s source of funds coming from Two Rivers.  Northsight paid interest on the funds that Two Rivers advanced.  Beginning in July 2008, Two Rivers purchased the short term mortgage notes back from Northsight in exchange for the amount owed by Northsight to Two Rivers.

During the year ended December 31, 2009, we recognized revenues from continuing operations of $145,000, compared to $314,000 in revenues from continuing operations during the year ended December 31, 2008, from operations in the mortgage industry and real estate.  The decrease of $169,000 was primarily a result of reduction in real estate loans held by the Company.   Cost of delivering our real estate related services from continuing operations (our cost of sales) was $89,000 for the year ended December 31, 2009 compared to no costs for the year ended December 31, 2008.  The increase of $89,000 was a result of increase in activity in the real estate brokerage and management through Legendary.

Interest revenues decreased from $313,000 during the year ended December 31, 2008 to $43,000 during the year ended December 31, 2009.  This decrease of $270,000 was a result of a decrease during 2009 of the short term mortgage notes outstanding.

During the year ended December 31, 2009, operating expenses from continuing operations were $1,730,000 compared to $1,325,000 for the year ended December 31, 2008.  The increase of $405,000 was primarily a result of expenses related to the Water Business.  These figures produced a loss from continuing operations of $1,674,000 for the year ended December 31, 2009 compared to a loss from operations of $1,011,000 for the year ended December 31, 2008.

During the year ended December 31, 2009, we recognized a net gain on the sale of investments of $33,000 compared to $5,581,000 for the year ended December 31, 2008.    The large gain from 2008 was from the sale of our investment in BPZ.

During the year ended December 31, 2008, the Company filed a lawsuit to collect on a note receivable payable by Jaguar Group, LLC and Welend Associated Group (“Jaguar”) and additional advances made by the Company to Jaguar.   The note was for $1,100,000 and the additional receivables were for $307,000.  During 2008, the Company received a default judgment against Jaguar Group LLC and John Reinholdt Jr. (a principal in Jaguar) for $3,107,000.  Management is pursuing the collection of this judgment.  However, no assurance can be made of collecting any of this judgment.  Therefore, Management has established an allowance for the full amount of this debt and receivable for $1,407,000 as of December 31, 2008 and 2009.  During the year ending December 31, 2009, the Company was successful in collecting $13,000 against the Jaguar Judgment.  The amount was recognized as revenue.

During  the year  ended  December  31,  2009,  we  recognized  a net  loss  from both continuing and discontinued operations of $2,925,000 compared to a net income of $182,000 during the year ended December 31, 2008.  The resulting decrease of $3,107,000 in net income was a result of the $5,581,000 gain on sale of investments offset by $2,752,000 allowance for impairment against short term notes receivable, real estate owned and the Jaguar note and receivable combined with the $734,000 (before tax credit of $170,000) increase in operational losses as we built Northsight in 2008 for expansion into the mortgage market.

Two Rivers Water Company

LIQUIDITY

From the Company’s inception through December 31, 2009, we have funded our operations primarily from the following sources:
-	Equity proceeds through private placements of Two Rivers securities;
-	Revenue generated from operations;
-	Loans and lines of credit;
-	Sales of residential properties acquired through deed-in-lieu actions;
-	Sales of equity investments, and
-	Proceeds from the exercise of legacy Navidec, Inc. Options

Cash flow from operations has not historically been sufficient to sustain our operations without the above additional sources of capital.  As of December 31, 2009, the Company had cash and cash equivalents of $616,000. Cash flow consumed by our operating activities totaled $1,922,000 for the year ended December 31, 2009 compared to operating activities consuming $6,866,000 for the year ended December 31, 2008.

As of December 31, 2009, the Company had $1,757,000 in current assets and $1,266,000 in current liabilities.  The Company intends to continue with its strategy of liquidating its real estate assets to expand their Water Business and on its current private placement of its restricted common shares in order to provide additional capital to be used in the support of its operations.
Cash flows used by our investing activities for the year ended December 31, 2009 were $136,000 compared to $5,232,000 provided for the year ended December 31, 2008.  In the year ended December 31, 2009 we used proceeds of $2,710,000 from the sale of our real estate owned (“REO”) to fund our Water Business, which included $2,711,000 for the purchase of land and water shares and $163,000 for engineering work for the dam reconstruction.

For the year ended December 31, 2008 from investing activities we generated a net of $6,848,000 ($8,120,000 proceeds less $1,272,000 used for purchases) from proceeds of marketable securities which were largely attributable to our sale of BPZ stock.   Also during 2008, we invested $1,529,000 in our Thomas Park (South Boston) real estate project and purchased fixed assets of $96,000.

Net cash produced in financing activities was $1,800,000 for the year ended December 31, 2009 compared to a production of cash of $1,101,000 for the year ended December 31, 2008.  During 2009 we increased our long-term borrowings by $2,175,000 through owner financing of the water and land purchase for the Water Business, paid down $441,000 in real estate loans, received $10,000 from the exercise of stock options, sold $150,000 in the Company’s common stock in a private placement and retired $94,000 of our common stock through open market purchases.

Subsequent to December 31, 2009 and through March 23, 2010, the Company has sold $1,260,000 in its current private placement, representing 1,260,000 common stock shares to be issued.  The Board also approved the issuance of an additional 500,000 shares valued at $1.00 per share for the purchase of water shares and associated land along with approval to issue 7,500,000 to obtain full ownership of HCIC and restricted stock unit grant of 2,400,000 shares to key executives and board members

For the year ended December 31, 2008 from financing activities we generated $1,101,000 in cash largely from the increase in borrowings.

Two Rivers Water Company

CRITICAL ACCOUNTING POLICIES

Two Rivers has identified the policies below as critical to Two Rivers’ business operations and the understanding of Two Rivers results from operations.  The impact and any associated risks related to these policies on the Company’s business operations is discussed throughout Management’s Discussion and Analysis of Financial Conditions and Results of Operations where such policies affect Two Rivers reported and expected financial results.  For a detailed discussion on the application of these and other accounting policies, see Note 2 in the Notes to the Consolidated Financial Statements beginning on page [INSERT PAGE NUMBER] of this document.  Note that the Company’s preparation of this document requires Two Rivers to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of Two Rivers’ financial statements, and the reported amounts of revenue and expenses during the reporting period.  There can be no assurance that actual results will not differ from those estimates.

REVENUE RECOGNITION

Two Rivers follows very specific and detailed guidelines in measuring revenue; however, certain judgments may affect the application of Two Rivers’ revenue policy.  Revenue results are difficult to predict, and any shortfall in revenue or delay in recognizing revenue could cause Two Rivers’ operating results to vary significantly from quarter to quarter and could result in future operating losses.

REVENUES BUSINESS DEVELOPMENT SERVICES

Revenue from Two Rivers’ business development services is generally derived from time and materials contracts and is recognized as the work is completed.  Revenue recognition for time and materials contracts is not significantly impacted by judgments and estimates. Within the business development division a small amount of the work is performed based on fixed price agreements.  When this occurs the projects are generally of a short duration and revenue is recognized when the project is completed.

REVENUES FROM MORTGAGE SERVICES

Revenues from mortgage brokerage operations are generally related to transaction-based fees and are recognized at the consummation of the transactions, generally when mortgage transactions close.  ASC 310 (Receivables) requires that fees collected by a mortgage banking entity be amortized over the expected life of the loan.  In our case, this is generally 90 days.

ALLOWANCE FOR BAD DEBT

Two Rivers’ policy on allowances for bad debt determines the timing and recognition of expenses.  The Company follows guidelines that establish allowances based off of historical and account specific trends; however, certain judgments affect the application of Two Rivers’ bad debt allowance policy. Two Rivers receivables are recorded net of an allowance for doubtful accounts which requires management to estimate amounts due which may not be collected.  This estimate requires consideration of general economic conditions, overall historical trends related to the Company’s collection of receivables, customer specific payment history, and customer specific factors affecting their ability to pay amounts due.  Management routinely assesses and revises its estimate of the allowance for doubtful accounts.  As of year ended December 31, 2009, we had $2,948,000 allowances for bad debt and valuation impairments, as follows:

Two Rivers Water Company

Allowance for:	Amount
Short Term Mortgages	$ 139,000
Jaguar Note Receivable	1,407,000
Mauriello Note Receivable	151,000
Boston Property – Thomas Park	889,000
Real Estate owned – depreciation	49,000
Real Estate owned – impairments	313,000
Total	$ 2,948,000

GOODWILL AND INTANGIBLE ASSETS

As of December 31, 2008, Two Rivers did not carry any intangible assets or goodwill on its books.

During the year ended 2009 and subsequently, the Company has acquired water shares in the Mutual Ditch Company, which is considered an intangible asset.   Currently, the water shares are recorded at purchase price.  Management evaluates the carrying value, and if necessary, will establish an impairment of value to reflect current fair market value.  Currently, there are no impairments on the land and water shares.

Under the terms of the HCIC joint venture, the non-related party owning 50% of HCIC, TRB, contributed options on purchasing the Mutual Ditch Company along with purchase agreements for acquiring land.  TRB also contributed cash being held in escrow or that had been paid to owners of the shares of the Mutual Ditch Company.  The Company valued the TRB’s contribution to HCIC at $2,850,000.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Two Rivers is exposed to the impact of interest rate changes and change in the market values of the Company’s investments.  Based on Two Rivers'  market  risk  sensitive instruments  outstanding  as of December 31, 2009,  as described  below,  it has determined  that there was no  material  market risk  exposure to the  Company's consolidated financial position, results of operations, or cash flows as of such date. Two Rivers does not enter into derivatives or other financial instruments for trading or speculative purposes.

INTEREST RATE RISK

At December 31, 2009, the Company’s exposure to market rate risk for changes in interest rates relates primarily to its borrowings, as well as, its mortgage services business.  Two Rivers has not used derivative financial instruments in its credit facilities.  A hypothetical 10% increase in the Prime Rate would not be significant to the Company's financial position, results of operations, or cash flows.

IMPAIRMENT POLICY

At least once every quarter, Two Rivers examines all of their assets for proper valuation and to determine if an allowance for impairment is necessary.  In terms of real estate owned, this impairment examination also includes the accumulated depreciation.   Management examines market valuations and if an additional impairment is necessary for lower of cost or market, then impairment is booked.  However, if Management, based on changes in the market value of the assets, determines the impairment to be over stated, the existing impairment is reduced to reflect management’s new estimate of value.

Two Rivers Water Company

INVESTMENT RISK

From time to time Two Rivers has made investments in equity instruments in companies for business and strategic purposes.  These investments, when held, are included in other long-term assets and are accounted for under the cost method since ownership is less than 20% and Two Rivers does not assert significant influence.

INFLATION

Two Rivers does not believe that inflation will have a material impact on its future operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to the impact of interest rate changes and change in the market values of our real estate properties. Based on our market risk sensitive instruments outstanding as of December 31, 2009, as described below, it was determined that there was no material market risk exposure to our consolidated financial position, results of operations, or cash flows as of such date. We do not enter into derivatives or other financial instruments for trading or speculative purposes.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Report of the Independent Registered Accounting Firm appears on Page [INSERT PAGE NUMBER] and the Consolidated Financial Statements and Notes to Consolidated Financial Statements appearing at Pages [INSERT PAGE NUMBER] through  [INSERT PAGE NUMBER] hereof are incorporated herein by reference.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

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

As required by SEC Rule 15d-15(b), Mr. John McKowen, our Chief Executive Officer and Mr. Wayne Harding, our Chief Financial Officer carried out an evaluation under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 15d-14 as of the end of the period covered by this report.

Two Rivers Water Company

The Company, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of December 31, 2009.  Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, because of the material weakness in internal control over financial reporting described below, the Company's disclosure controls and procedures were not effective as of December 31, 2009.

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

Management’s assessment of the effectiveness of the small business issuer’s internal control over financial reporting as of the year ended December 31, 2009, is that we believe that internal control over financial reporting has not been effective, and we are in the process of improving controls.  We have identified certain material weaknesses of accounting relating to a shortage of accounting and reporting personnel due to limited financial resources and the size of our Company.  This material weakness can lead to the following:
•	An inability to ensure there is timely analysis and review of accounting records, spreadsheets, and supporting data; and
•	an inability to effectively monitor access to, or maintain effective controls over changes to, certain financial application programs and related data.

Two Rivers Water Company

Considering the nature and extent of our current operations and any risks or errors in financial reporting under current operations and the fact that we have been a small business with limited employees caused a weakness in internal controls involving the areas disclosed above.

In 2008, we hired a full time in-house Certified Public Accountant, who, as of September 2009, became our Chief Financial Officer and have taken the following steps:
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

There was no change in our internal control over financial reporting that occurred during the fiscal year ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None

Two Rivers Water Company

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16 (a) OF THE EXCHANGE ACT

At December 31, 2009, our officers and directors were the individuals listed below:

	Age	Position	Term
John McKowen	60	Chief Executive Officer, Chief Financial Officer, Chairman of the Board of Directors	Annual
Wayne Harding	55	Chief Financial Officer, Secretary, Director	Annual
John Stroh II	62	President of TRWC, Director	Annual
Fred Jones	64	Director	Annual
Jolee Henry	54	Director	Annual

Two Rivers officers are elected by the board of directors at the first meeting after each annual meeting of Two Rivers shareholders and hold office until their successors are duly elected and qualified under Two Rivers bylaws.

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

The directors and officers of the Company will devote such time to the Company's affairs on an "as needed” basis.  As a result, the actual amount of time, which they will devote to the Company’s affairs is unknown and is likely to vary substantially from month to month.

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

WAYNE E. HARDING, III.  Mr. Harding has worked with Two Rivers as a controller and handling of its SEC filings since July 28, 2008.  On September 11, 2009, Mr. Harding was appointed the Chief Financial Officer and Secretary of Two Rivers.  Mr. Harding served on the board of directors, chair of the governance, compensations and audit committees for Aerogrow International (a public company based in Boulder Colorado USA, OTC: AERO) from 2005 – 2007.  He has served as vice president business development of Rivet Software since December 2004. From August 2002 to December 2004 Mr. Harding was owner and President of Wayne Harding & Company CPAs and from 2000 until August 2002 he was director-business development of CPA2Biz.

Two Rivers Water Company

Mr. Harding holds an active CPA license in Colorado and received his BS and MBA degrees from the University of Denver, where he currently serves on the School of Accountancy Advisory Board and head of the Academic Excellence Committee.  Mr. Harding also teaches in the University of Denver MBA program on accounting issues.  He is also past-President of the Colorado Society of CPAs.

JOHN STROH II.   Mr. Stroh received his Bachelor of Science in Business Administration from Colorado State University in 1976. In 1991, he passed the Colorado state Certified Appraiser exam. He received his real estate broker license in the State of Colorado in 1976. Mr. Stroh has been a real estate broker since he received his broker license in 1976. He is the owner/managing broker of Southern Colorado Land and Livestock Company, a real estate management, appraisal, consulting, and brokerage firm.

Mr. Stroh is also an instructor for the Trinidad State Junior College. He teaches real estate courses including water law, broker courses, and mandatory fair housing courses.

Mr. Stroh is Secretary of the Lower Cucharas Water Users Association and Secretary of the Holita Ditch and Reservoir Companies and Secretary of the Walsenburg Ditch Company. He is also Chairperson of the Sangre de Cristo Habitat Partnership Program Committee.

FRED JONES.  Mr. Jones is the co-Manager of HCIC Holdings, LLC. Mr. Jones has over forty years working in the railroad industry, with the exception of military service. He has held various positions to include Chairman of the Board of Colorado Kansas & Pacific (2000 to 2003) a short line railroad in Southern Colorado, and C.E.O. of I.T.S. Inc., a consulting and development firm.  Mr. Jones began his railroad career in 1964 at the Rio Grande Railroad, which merged with the Southern Pacific and later the Union Pacific. He retired from Union Pacific in September 2000 as Senior Manager of Train Operations.  After retirement from the Union Pacific, Mr. Jones worked on a variety of projects including the establishment of two railroads, a rock quarry, and several investment decisions by major investment houses, as a consultant for the Gerson Lehrman Group. He is also experienced in working with government agencies including the Federal Railroad Administration and the Federal Aviation Administration.

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

Two Rivers Water Company

COMMITTEE OF THE BOARD OF DIRECTORS

We are managed under the direction of our board of directors.  Two Rivers's board of directors also acts as the audit committee with Mr. McKowen acting as the chair.

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act requires our Officers and Directors, and persons who own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership with the SEC.  Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.  Based solely on our review of copies of such reports received, and representations from certain reporting persons, we believe that, during the fiscal year ended December 31, 2009, all of the Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were filed in compliance with all applicable requirements.

Two Rivers Water Company

ITEM 11.  EXECUTIVE COMPENSATION

The following table sets forth certain information concerning compensation paid by the Company to the President and the Company’s two most highly compensated executive officers for the fiscal year ended December 31, 2009, 2008 and 2007 (the "Named Executive Officers"):

SUMMARY EXECUTIVE COMPENSATION TABLE

Name & Position	Year	Salary ($)	Bonus (S)	Stock Awards ($)	Option Awards ($)	Non-equity incentive plan comp ($)	Non-qualified deferred comp earnings ($)	All other comp ($)	Total ($)
John McKowen, CEO, Chairman	2009(1)	241,484	27,500	0	0	0	0	7,476	276,460
	2008(2)	270,833	0	0	0	0	0	45,779	316,612
	2007(3)	156,000	100,000	0	0	0	0	0	256,000

Wayne Harding, CFO & Secretary	2009(4)	95,423	6,250	0	0	0	0	23,069	124,742
	2008(5)	0	0	0	140,330	0	0	0	140,330
	2007	0	0	0	0	0	0	0	0

John Stroh, President	2009(6)	0	0	0	0	0	0	63,192	63,192

(1)	Other Compensation is the payment of the health insurance benefit by the Company ($7,476).
(2)	Other Compensation is the payment of the health insurance benefit by the Company ($11,765); auto allowance ($13,014), and office reimbursement ($21,000).

(3)  During the year ended December 31, 2007, Mr. McKowen received a cash bonus of $100,000, which was offset against advances of $5,372 owed to the Company. He received a net amount of $94,638 before taxes.

(4)  Salary and bonus is the amount for the entire year ending December 31, 2009.  Mr. Harding did not become an officer of the Company until September 2009 and did not become a director of the Company until November 2009. Other Compensation is the payment of dental and health insurance benefit ($23,069).

  (5)  Mr. Harding’s options were granted on July 28, 2008.  A black-shoals computation indicated $140,330 value upon grant.  At the time of grant, Mr. Harding was not an officer or director of the Company.   Mr. Harding became the CFO and Secretary of the Company in September, 2009.  He options are exercisable for 200,000 shares at $2.00/share and have a term of 10 years.
(6)
Mr. Stroh became the President of TRWC, Inc. in August, 2009.  He is paid via a contract labor agreement.  In 2009, Mr. Stroh was paid $61,840 in contract labor and $1,352 in health and dental insurance premiums.

Employment Agreements

The Company’s Board does not have a separate compensation committee; therefore compensation for the Company’s officers and directors are determined by the entire Board.

All in-place employment agreements provides for accelerated option vesting.  Change in control is defined as the sale or other disposition to a person, entity or group of 50% or more of the consolidated assets of the Company taken as a whole.

Two Rivers Water Company

On September 9, 2004, (and amended on June 15, 2005) the Company entered into an employment agreement with John McKowen, as President and CEO.  The initial term of the contract was two years, which renews automatically for successive one year terms unless and until either party delivers notice of termination within  30 days of the expiration of the then current term.

On November 1, 2008, the Company entered into an employment agreement with Wayne Harding.  The initial term of the contract was one year, which renews automatically for successive one year terms unless and until either party delivers notice of termination within 30 days of the expiration of the then current term.

During the year ended December 31 2009, no changes in Mr. McKowen’s pay were made.  The existing employment agreement with Wayne Harding was amended to increase his base compensation to $108,000 per year effective September 1, 2009.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END
The following table sets forth certain information concerning outstanding equity awards held by the President and our most highly compensated executive officers for the fiscal year ended December 31, 2009 (the "Named Executive Officers"):

	No. of securities underlying exercised options (#)	No. of securities underly-ing unexer-cised options (#)	Equity incentive plan awards: No. of securities underly-ing unexer-cised unearned options (#)	Option exercise price ($)	Option expir-ation date	No. of shares or units of stock that have not vested (#)	Market Value of shares or units of stock that have not vested ($)	Equity incentive plan awards: no. of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards; Market or payout value of unearned shares, units or other rights that have not vested ($)
John McKowen, CEO	1,480,948	0	0	$1.25	7/11/16	0	0	0	0
John Stroh II, President	0	0	0	N/A	N/A	N/A	N/A	N/A	N/A
Wayne Harding, CFO	200,000	66,667	0	$2.00	7/28/18	133,333	173,333	0	0

Two Rivers Water Company

DIRECTOR COMPENSATION
The following table sets forth certain information concerning compensation paid to our directors for services as directors, but not including compensation for services as officers reported in the "Summary Executives Compensation Table” during the year ended December 31, 2009:

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option Awards ($)	Non-equity incentive plan compen- sation ($)	Non- Qualified Deferred compen- sation earnings ($)	All other compen-sation ($)	Total ($)
John McKowen (1)	0	0	0	0	0	0	0
Wayne Harding (2)	0	0	0	0	0	0	0
Jolee Henry	20,000	0	0	0	0	0	20,000
John Stroh II (3)	0	0	0	0	0	0	0
Fred Jones(4)	0	0	0	0	0	0	0
Howard Farkas (5)	20,000	0	0	0	0	0	20,000

(1) During the year ended December 31, 2009, Mr. McKowen received compensation as set forth in the Executive Compensation Table on page 29.
(2)	During the year ended December 31, 2009, Mr. Harding received compensation as set forth in the Executive Compensation Table on page 29.
(3) During the year ended December 31, 2009, Mr. Stroh received compensation as set forth in the Executive Compensation Table on page 29.
(4)	During the year ended December 31, 2009, Mr. Jones received contract labor compensation for services rendered outside of his board function of $34,800.
(5)
Mr. Farkas did not stand for re-election at the 2008 Annual Shareholder meeting held on November 19, 2009.  The $20,000 payment represents cash payments received by Mr. Farkas in 2009.  Fees paid to outside directors are paid in arrears.  There was a $2,750 payment made to Mr. Farkas in 2010 for his pro-rata service from October 1, 2009 to November 19, 2009.

Each outside director receives $5,000 per calendar quarter.  This includes services for the Audit Committee.

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

Stock Option Plan

On May 6, 2005, the Company's board of directors adopted the Two Rivers 2005 Stock Option Plan pursuant to which the board may grant options to purchase a maximum of 5,000,000 shares of Two Rivers common stock to key employees, directors and consultants.  As of December 31, 2009, options to purchase an aggregate of 3,631,510 shares of common stock were issued and outstanding consisting of options to purchase 2,981,510 shares of common stock at an exercise price of $1.25 per share and options to purchase an aggregate of 650,000 shares of common stock at an exercise price of $2.00 per share.  The later options were granted to the Company’s executive officers and Directors and are subject to approval by the shareholders at the next annual meeting of the Company.  The option plan only provides for the grant of nonqualified stock options.

Two Rivers Water Company

The exercise price of options may not be less than the fair market value on the date of grant as determined by the board of directors and will expire no later than the tenth anniversary of the date of grant.  The board may establish vesting or other requirements which must be met prior to the exercise of the stock options.  In the event of a corporate transaction involving Two Rivers (including, without  limitation, any stock dividend, stock split, extraordinary cash dividend, recapitalization, reorganization, merger, consolidation, split-up, spin-off, combination or exchange of shares), the board may adjust outstanding awards to preserve the benefits or potential benefits of the awards.

Audit Committee

The Company does not have a separate Audit Committee.  The members of the Board sit as the Audit Committee.

Code of Ethics

The Company has not adopted a Code of Ethics for the Board and the salaried employees.

Two Rivers Water Company

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of outstanding shares of the Company's common stock as of December 31, 2009 on a fully diluted basis, by (a) each person known by the Company to own beneficially 5% or more of the outstanding shares of common stock, (b) the Company's directors,  Chief Executive Officer and executive officers whose total compensation exceeded $100,000 for the last fiscal year, and (c) all directors and executive officers of the Company as a group.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class (1)
Common Shares	John McKowen (2) 2000 S Colorado Blvd Annex Bldg Ste 200 Denver CO 80222	3,277,002	21.2%
Common Shares	Wayne Harding (3) 2000 S Colorado Blvd Annex Ste 200 Denver CO 80222	73,755	0.5%
Common Shares	John Stroh II 2000 S Colorado Blvd. Annex Bldg. Ste 200 Denver CO 80222	0	0%
Common Shares	Fred Jones 2000 S Colorado Blvd. Annex Bldg Ste. 200 Denver CO 80222	0	0%
Common Shares	Jolee Henry (4) 2000 S Colorado Blvd. Annex Bldg. Ste 200 Denver CO 80222	1,512,850	9.8%
Total for all Directors and Executive Officers as a Group		4,863,607	31.5%

(1)
Applicable percentage ownership is based on 9,214,583 shares of common stock issued and outstanding as of December 31, 2009.  Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock that are currently exercisable or exercisable within 60 days of December 31, 2009 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.  For the purpose of the Officers and Directors compensation, there are 9,214,583 common shares outstanding; 3,431,510 options, and 2,815,000 warrants, for a total dilution pool of 15,461,093 which is used as the denominator is the Percent of Class calculation.

(2)	Mr. McKowen holds, directly, 1,796,054 shares of the Company’s common stock. He holds options exercisable for 1,480,948 shares of the Company’s common stock.
(3)	Mr. Harding directly holds 7,089 shares of the Company’s common stock. He holds options exercisable for 200,000, of which 66,667 shares are vested.
(4)	Ms. Henry holds, directly, 1,312,850 shares of the Company’s common stock. She holds options exercisable for 200,000 shares of the Company’s common stock.

Two Rivers Water Company

ITEM  13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Intercompany Transactions

Starting in July 2007, Two Rivers began lending money to Northsight to enable Northsight to make short term, mortgage backed loans to borrowers who are purchasing deeply discounted or foreclosed residential real estate in Arizona and Colorado.

In June, 2008, Two Rivers became the direct funding source for the short term, mortgage backed loans with Northsight acting as the mortgage originator.  Therefore, Northsight transferred the loans outstanding back to Two Rivers in exchange for the cancellation of the intercompany note.  As of December 31, 2009, Two Rivers had $232,000 in short term bridge loans outstanding, which is net of an allowance for uncollectable loans of $139,000.

Officer and Directors Transactions

During the year ended December 31, 2009, the Company paid Mr. McKowen, the CEO and Chairman of the Company, total compensation of $276,460 which consists of salary of $241,484, a bonus of $27,500, and health and dental insurance benefit of $7,476.

During the year ended December 31, 2009, the Company paid Mr. Harding, the CFO of the Company, a total compensation of $124,742, which consists of salary of $95,423, a bonus of $6,250, and health and dental insurance benefit of $23,069.

Two of the Company’s directors, Mr. McKowen and Mr. Jones, serve as managing members of HCIC. Two of the Company’s directors, Mr. Jones and Mr. Stroh II, are members in TRB.  Mr. Stroh II is also a managing member of TRB.

On August 17, 2009, Two Rivers through its wholly owned subsidiary TRWC and TRB, formed HCIC, a joint venture.  Under the terms of the Joint Venture agreements, the Company, at the Company’s sole discretion, can contribute up to $2,850,000 in cash.  TRB contributed purchased options in the Mutual Ditch with a fair value of $2,850,000. Under certain conditions, TRB members can exchange their membership units in TRB for common shares in Two Rivers.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Schumacher and Associates, Inc. (Schumacher) has been engaged as the Company's principal audit accounting firm from November 5, 2008 to date.  The Company's Board of Directors has considered whether the provisions of audit services are compatible with maintaining Schumacher’s independence.  Prior to November 5, 2008, Jaspers + Hall, P.C. (Jaspers) was engaged as the Company’s principal accounting firm for the year ended December 31, 2007 and the period of January 1, 2008 through October 28, 2008.

The following table represents aggregate fees billed to the Company during the year ended December 31, 2009 by Schumacher and during the year ended December 31, 2008 by both Schumacher ($4,300) and by Jaspers ($27,000).

Two Rivers Water Company

	Year Ended December 31,
	2009	2008
Audit Fees	$69,900	$31,300

Audit-related Fees	0	0

Tax Fees	0	0

All Other Fees	0	0

Total Fees	$69,900	$31,300

The Company uses a different CPA/Attorney firm for the preparation of income tax reporting.

Two Rivers Water Company

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following is a complete list of exhibits filed as part of this Form 10K. Exhibit number corresponds to the numbers in the Exhibit table of Item 601 of Regulation S-K.

Number	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act	Filed Herewith
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act	Filed Herewith
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act	Filed Herewith
32.2	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act	Filed Herewith

Two Rivers Water Company

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 30, 2010	Two Rivers Water Company

By:	/s/John McKowen
John McKowen, Chief Executive Officer and Chairman of the Board

By:	/s/ Wayne Harding
Wayne Harding, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: March 30, 2010	Two Rivers Water Company

/s/John McKowen
John McKowen, President, Chief Executive Officer and Chairman of the Board

/s/Wayne Harding
Wayne Harding, Chief Financial Officer and Director

/s/ John Stroh II
John Stroh II, Director

/s/ Fred Jones
Fred Jones, Director

/s/Jolee Henry
Jolee Henry, Director

Two Rivers Water Company

TWO RIVERS WATER COMPANY AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Two Rivers Water Company and Consolidated Subsidiaries

We have audited the accompanying consolidated balance sheets of Two Rivers Water Company and Consolidated Subsidiaries, as of December 31, 2009 and 2008, and the related consolidated Statements of Operations, Stockholders' Equity, and Cash Flows for the years ended December 31, 2009 and 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Two Rivers Water Company and Consolidated Subsidiaries as of December 31, 2009 and 2008, and the results of its consolidated operations and cash flows for the years ended December 31, 2009 and 2008, in conformity with accounting principles generally accepted in the United States of America.

SCHUMACHER & ASSOCIATES, INC.

Denver, Colorado
March 29, 2010

Two Rivers Water Company

TWO RIVERS WATER COMPANY AND SUBSIDIARIES
Consolidated Balance Sheets (In Thousands)
	December 31,
	2009	2008
ASSETS:
Current Assets:
Cash and cash equivalents	$616	$874
Mortgages receivable - Net of allowance for bad debts of $476 and unearned revenue of $6 on December 31, 2008 (Notes 2, 4)	-	2,197
Note receivable - Jaguar Group LLC net of $1,407 allowance on December 31, 2009 and December 31, 2008 (Note 4)	-	-
Note receivable - Aegis/Grizzle (Note 4, 13)	295	-
Accrued interest receivable	4	88
Advances and accounts receivable	1	-
Income taxes receivable (Notes 2, 9)	489	-
Deposits	202	-
Prepaid expenses	16	21
Assets held for sale	134	-
Total Current Assets	1,757	3,180

Property, equipment and software, net (Note 2)	94	114

Other Assets
Mortgages receivable - Net of allowance for bad debts of $139 on December 31, 2009 and $162 on December, 31, 2008 (Notes 2, 4)	232	-
Notes receivable - Mauriello, net of allowance of $151 (Note 4)	-	-
Notes receivable - Aegis/Grizzle (Note 4)	-	450
Investment in Boston Property, net of impairment of $889 on December 31, 2009 and $492 on December 31, 2008 (Note 5)	2,073	2,315
Land and water shares (Notes 2, 3)	3,258	-
Options on real estate (Notes 2, 3)	2,586	-
Dam Construction (Note 3)	163	-
Other real estate owned - net of impairment of $313 and $538 and accumulated depreciation of $40 and $67 on December 31, 2009 and 2008, respectively (Note 2)	1,042	3,288
Other assets	-	3
Total Other Assets	9,354	6,056
TOTAL ASSETS	$11,205	$9,350

LIABILITIES & STOCKHOLDERS' EQUITY:
Current Liabilities:
Accounts payable	$281	$149
Short term borrowings (Note 6)	950	1,391
Accrued taxes payable (Note 2, 9)	-	85
Deposits held	30	-
Accrued liabilities	5	38
Total Current Liabilities	1,266	1,663

Note Payable - Roehrich (Note 6)	2,175	-
Total Liabilities	3,441	1,663

Commitments and Contingencies (Notes 1, 2, 3, 4, 5, 6, 8, 9, 10, 11, 12, 13, 14)

Stockholders' Equity:
Common stock, $0.001 par value, 100,000,000 shares authorized, 9,214,583 and 9,019,057 shares issued and outstanding at Dec 31, 2009 and 2008, respectively	9	9
Additional paid-in capital	9,200	8,873
Accumulated (deficit)	(4,120)	(1,195)
Total Two Rivers Water Company Shareholders’ Equity	5,089	7,687
Noncontrolling interest in a subsidiary (Note 2)	2,675	-
Total Stockholders' Equity	7,764	7,687
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$11,205	$9,350

The accompanying notes to consolidated financial statements are an integral part of these statements.

Two Rivers Water Company

TWO RIVERS WATER COMPANY AND SUBSIDIARIES
Consolidated Statements of Earnings  (In Thousands)
	Year Ended
	Dec 31, 2009	Dec 31, 2008
Revenue
Loan Fees and real estate income	$91	$-
Interest revenues	43	313
Other Income	11	1
Total Revenue	145	314

Cost of loan fees including facilities and commissions	89	-
Gross Profit	56	314

Operating Expenses:
General and administrative	1,723	1,320
Depreciation and amortization	7	5
Total operating expenses	1,730	1,325
Loss from operations	(1,674)	(1,011)

Other income (expense)
Impairments and bad debts (Note 2)	-	(1,962)
Gain on sale of investments	33	5,581
Interest income	42	-
Interest (expense)	(54)	(68)
Other income (expense)	-	2
Total other income (expense)	21	3,553
Net (Loss) Income from continuing operations before taxes	(1,653)	2,542

Income tax benefit (expense)	314	(810)
Net (Loss) Income from continuing operations	(1,339)	1,732

Discontinued Operations (Note 10)
Loss from operations of discontinued real estate and mortgage business (including loss on disposal of real estate of $250 in 2009 and $8 in 2008)	(1,922)	(1,720)
Income tax benefit	161	170
Loss on discontinued operations	(1,761)	(1,550)
Net (Loss) Income	(3,100)	182
Less net (loss) attributable to the noncontrolling interest	175	-

Net (Loss) Income attributable to Two Rivers Water Company	$(2,925)	$182

(Loss) Earnings Per Share - Basic:
(Loss) Income from continuing operations	$(0.13)	0.19
(Loss) Income from discontinued operations	(0.20)	(0.17)
Total	$(0.33)	0.02

Weighted Average Shares Outstanding:
Basic	8,959	9,040

The accompanying notes to consolidated financial statements are an integral part of these statements.

Two Rivers Water Company

TWO RIVERS WATER COMPANY AND SUBSIDIARIES
Consolidated Statements of Cash Flows (In Thousands)
	For the Year Ended Dec 31,
	2009	2008
Cash Flows from Operating Activities:
Net (Loss) Income	$(3,100)	$182
Adjustments to reconcile net income or (loss) to net cash used in operating activities:
Depreciation (including discontinued operations)	67	54
Increase in reserves and impairments	784	2,752
Recapture of impairments from REOs sold	(708)	-
Loss from REOs sold (discontinued operations)	250	-
Reduction of allowance for bad debts	23	-
(Gain) on sale of investments	(33)	(5,581)
Stock based compensation	118	114
Changes in operating assets and liabilities:
(Increase) in deposits	(202)	-
Decrease in accounts receivable	-	2
Decrease (increase) in accrued interest receivable	83	(43)
Decrease in prepaid expenses and other assets	5	56
Decrease (increase) in mortgage loans receivable	1,246	(4,557)
(See Supplemental Information below)
(Increase) in income tax receivable	(489)	-
Increase in accounts payable	122	134
(Decrease) increase in accrued liabilities and other	(88)	21
Net Cash (Used in) Operating Activities	(1,922)	(6,866)

Cash Flows from Investing Activities:
Investments (increased)/decreased
Boston real estate	(155)	(1,529)
Other residential real estate held for sale	(134)	-
Marketable securities purchased	(124,357)	(1,272)
Proceeds from marketable securities sold	124,263	4
Sale of BPZ shares	270	8,120
Proceeds from REO properties sold	2,710	-
Decrease in note receivable	155	-
Purchase of fixed assets	(17)	(96)
Purchase of land, water shares, and options	(2,711)	-
Dam construction	(163)	-
Other assets	3	5
Net Cash Provided by/(Used in) Investing Activities	(136)	5,232

Cash Flows from Financing Activities:
Increase in long term borrowings	2,175	1,100
Paydown real estate loans	(441)	-
Option exercise proceeds	10	5
Private placement	150	-
Retirement of Common Stock	(94)	(4)
Net Cash Provided by Financing Activities	1,800	1,101
Net (Decrease) in Cash & Cash Equivalents	(258)	(533)
Beginning Cash & Cash Equivalents	874	1,407
Ending Cash & Cash Equivalents	$616	$874
Continued on next page

Two Rivers Water Company

Continued from previous page
Supplemental Disclosure of Cash Flow Information
Non cash settlement on short term mortgages and transfers	$3,864		$3,233
Non cash retirement/disposal of fixed assets	$(77)		$-
Non-controlling interest	$2,850		$-
Cash paid for Interest	$107		$116
Cash paid for Income Taxes	$-		$554
Cash received from Income tax refunds	$75		$-
Increase in Additional Paid in Capital due to stock options issued	$10		$114
Recovery of BPZ shares	$143	$
Related party transaction	$160		$-

The accompanying notes to consolidated financial statements are an integral part of these statements

Two Rivers Water Company

TWO RIVERS WATER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Year Ended December 31, 2009 and 2008   (In thousands)

For the Years Ended December 31, 2008 and 2009
(In thousands)
				Accumulated
	Voting		Additional	Other	Non-		Stockholders'
	Common Stock		Paid-in	Comprehensive	Controlling	Accumulated	Equity
	Shares	Amount	Capital	Income	Interest	(Deficit)

Balances, December 31, 2007	8,924	$9	$8,758	$1,578	$-	$(1,377)	$8,968

Net Income	-	-	-	-	-	182	182
Options exercised	100	-	5	-	-	-	5
Change in unrealized gains	-	-	-	(1,578)	-	-	(1,578)
Stock-based compensation expense	-	-	114	-	-	-	114
Retirement of Stock- open market purchases	(5)	-	(4)	-	-	-	(4)
Balances, December 31, 2008	9,019	9	8,873	-	-	(1,195)	7,687

Net (Loss)	-	-	-	-	(175)	(2,925)	(3,100)
Stock-based compensation expense	-	-	118	-	-	-	118
Retirement of Stock - open market purchases	(155)	-	(94)	-	-	-	(94)
Stock purchased through private placement	150	-	150	-	-	-	150
Options exercised	200	-	10	-	-	-	10
Recovered BPZ stock (Notes 2, 4)	-	-	143	-	-	-	143
Non-controlling interest in a subsidiary	-	-	-	-	2,850	-	2,850
Balances, December 31, 2009	9,214	$9	$9,200	$-	$2,675	$(4,120)	$7,764

The accompanying notes to consolidated financial statements are an integral part of these statements.

Two Rivers Water Company

TWO RIVERS WATER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2009 and 2008

NOTE 1 - ORGANIZATION

GENERAL

Two Rivers Water Company was incorporated in December 2002 in the state of Colorado, as a wholly owned subsidiary of Navidec Inc. ("Old Navidec"). The Company was formerly known as Navidec Financial Services, Inc. until it changed its name on November 19, 2009 to Two Rivers Water Company.  The Company’s operations are primarily centered in Colorado and Arizona.

On August 17, 2009 HCIC Holdings, LLC (“HCIC”), a Colorado limited liability company, was formed to acquire and operate the Water Business.  The Company owns 50% of HCIC.  The other owner of 50% of HCIC is Two Rivers Basin LLC, a Colorado limited liability company (“TRB”).

In addition, Two Rivers operates the following businesses: (a) property management and residential real estate brokerage in Arizona, and (b) development of a three unit residential condominium in Boston Massachusetts.  The Company is in the process of liquidating its real estate and mortgage assets through the sale of residential properties acquired through foreclosure and the sale or payoff of the two remaining mortgages it holds.

OUR WATER BUSINESS

The Company intends to focus its entire efforts on the development of the Water Business and other related businesses.  Therefore, the Company is winding down and/or disposing of its other businesses.  The Company is in the process of completing the purchase of the remaining outstanding shares of Huerfano-Cucharas Irrigation Company; a Colorado Mutual Ditch Company located in Huerfano and Pueblo counties in the State of Colorado (the “Mutual Ditch Company”) and additional land which would assist in perfecting water rights and provide additional water resources.  As of December 31, 2009 HCIC had an 18% ownership in the Mutual Ditch Company.  As of March 1, 2010, the HCIC owned 59% of the Mutual Ditch Company.

The Mutual Ditch Company owns a large privately held, on-stream reservoir of 41,200 acre feet capacity with associated direct flow and storage rights and a mutual ditch water distribution system that holds easement rights into the Arkansas River.

The Company’s objective is to develop the Mutual Ditch Company’s water resources and enhance water storage capacity to the fully permitted 41,200 acre feet through a major dam and structure renovation and improvement project.

The Company’s purchase and subsequent development of the Mutual Ditch Company is referred to as the “Water Project.”  The subsequent development began after the Company acquired a majority interest in the Mutual Ditch Company.

Two Rivers Water Company

SUBSIDIARIES

TRWC, INC. (formerly Two Rivers Water Company)

On July 28, 2009, the Company formed Two Rivers Water Company, a Colorado corporation.  On November 19, 2009, with shareholder approval, the Company changed its parent name from Navidec Financial Services, Inc. to Two Rivers Water Company.  Simultaneously the Company changed the original Two Rivers Water Company’s name to TRWC, Inc. (“TRWC”).

It is the Company’s intent to use TRWC to hold certain agriculture real estate.

HCIC HOLDINGS, LLC

Two Rivers currently operates a water acquisition, development and distribution business in Huerfano County, Colorado through its 50% owned subsidiary HCIC, which at December 31, 2009 had an 18% ownership in the Mutual Ditch Company.  As of March 1, 2010, HCIC owned 59% and had under contract to purchase another 27% of the Mutual Ditch Company.

On August 17, 2009, Two Rivers, through its wholly owned subsidiary TRWC, and TRB formed HCIC, a joint venture.  Under the terms of the joint venture agreements, the Company, at the Company’s sole discretion, can contribute up to $2,850,000 in cash. As of December 31, 2009 the Company has contributed $1,807,000 in HCIC.  At March 11, 2010, the Company has contributed $3,404,000 to HCIC and the related Water Project.  Therefore the Company has recognized the $2,850,000 as their capital contribution to the Joint Venture in the Company’s December 31, 2009 financial statements.  The capital contribution was eliminated in the consolidation with HCIC.

Further, due to the Company being the sole contributor of operational cash, without which HCIC would be unable to operate, the Company is treating its investment in HCIC as a Variable Interest Entity (“VIE”) and under US GAAP should consolidate HCIC.

In coming to the conclusion to consolidate HCIC, the Company researched the authoritative literature as it pertains to the equity method of accounting and joint ventures (ASC 323.10.15).  Other considerations to be examined if there is a VIE relationship which pertains to the Company includes representation on the board of directors; participating in policy-making processes, and the interchange of managerial personnel (ASC 323.10.15-6).  Further, accounting standards require valuing TRB’s contribution in HCIC at fair value, which is estimated to be $2,850,000.

Before the formation of HCIC on August 17, 2009, TRB paid $130,000 to 93% of the shareholders of the Mutual Ditch Company for the right to purchase the shares of the Mutual Ditch Company.  During the three months ended September 30, 2009, HCIC paid $70,000 to extend the option to purchase land and water shares from shareholders of the Mutual Ditch Company.  If the land and water shares are purchased, the option payments will reduce the purchase price.  Subsequent to December 31, 2009, HCIC exercised options for 41% of the shares of the Mutual Ditch Company.

NORTHSIGHT, INC. (formerly Navidec Mortgage Holdings, Inc.)

On September 11, 2003, Old Navidec purchased an 80% interest in Northsight Mortgage Group, LLC ("NMG"), an Arizona mortgage broker, in exchange for 197,056 shares of Old Navidec common stock, valued at $246,000.  The remaining 20% of NMG was owned by Dan Walen, James Kearns and Ronald Lynch.

Two Rivers Water Company

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

On October 12, 2007, we exchanged our 80% interest in NMG for 12,000,000 common shares of Northsight to bring the total common shares of Northsight owned by Two Rivers to 20,000,000 shares. On October 12, 2007, Northsight purchased the remaining 20% minority interest in NMG from the minority members for 800,000 shares of Northsight. As a result of this transaction and at December 31, 2008 we owned 98% of Northsight and the former minority members of NMG owned 2% of Northsight.

Starting in July 2007, we began lending money to Northsight to enable Northsight to make short term, mortgage backed loans to borrowers who were purchasing deeply discounted or foreclosed residential real estate in Arizona and Colorado.  From July 2007 until June 2008, Two Rivers advanced funds for Northsight to lend as short-term mortgage backed loans. The advances to Northsight yield 12% and are callable on demand by Two Rivers.  Our loans to Northsight were collateralized by first deeds of trust or assignments of trust deeds on residential real estate. In June 2008, Northsight transferred the ownership of the first lien mortgages and notes to Two Rivers in exchange for $4,311,000, the amount owed Two Rivers from Northsight.  As of December 31, 2009 and 2008 respectively, Two Rivers had $231,000 and $2,203,000 (net of an allowance for impairment of $139,000 and $476,000, respectively) in short term bridge loans outstanding.

Due to a dramatically worsening mortgage, housing and macro-economic environment in the last year, Northsight modified its business plan.  Wholesale mortgage lending declined significantly due to a drop off in wholesale mortgage lenders, thereby making it extremely difficult for mortgage brokers to find mortgage loan products.  Mortgage banks, as compared to a mortgage broker, have fared better although at less than optimum levels.  Northsight is undergoing an orderly sale of the majority of its assets.

Additionally, in early 2009 Northsight eliminated its short term bridge lending in an effort to reduce its exposure to credit risk.  No new loans were granted.  The largest portion of the Company’s consolidated operational expense was related to short term bridge loans and conventional mortgage originations. Those operational expenses have been significantly reduced.

Northsight is a mortgage broker subject to state and federal regulations regarding consumer protection, including Truth-In-Lending and RESPA, since it originates consumer loans. NMG is a licensed mortgage broker in the State of Arizona.  There are registration and limited licensing requirements for being a mortgage broker in the State of Colorado.

SOUTHIE DEVELOPMENTS,LLC

Two Rivers formed a Colorado limited liability company, Southie Developments, LLC, (“Southie”) on January 31, 2008, as its sole and managing member.  Southie was organized to develop residential real estate for resale and to own and manage residential real estate acquired via foreclosure of real estate loans owned by Two Rivers.  Once a real estate loan defaults and Two Rivers obtains title to the collateral, Two Rivers transfers the property to Southie for development and management.  As part of the management and development of the properties transferred to it, Southie honors any existing residential leases and will potentially expend monies for rehabilitation of the property with the option of selling the property in a short time period, usually less than one year.  However, if Southie deems the property to be a good longer term investment, they might hold the property for periods longer than 12 months.  At December 31, 2009, Southie owns six properties and one development property, as discussed below.

Two Rivers Water Company

In November 2007, Northsight purchased 56 Thomas Park, South Boston, Massachusetts 02127, a residential property, for $1,200,000 (“Thomas Park Property”). The Thomas Park Property is a 6,000 square feet single family residence that Northsight is converting into three 2,000 square feet individual condominium single family units. Northsight expects to purchase additional properties in the Boston area market to develop and sell or rent. As of May 19, 2008, Southie acquired a $1,200,000 construction loan with Mt. Washington Cooperative Bank for the development of the Thomas Park Property. The loan is due on June 1, 2010 with monthly interest only payments, at prime plus 2% interest rate and an interest rate floor of 7%.  As of December 31, 2009, the balance owed on the loan was $950,000.   Previously, this loan was due on November 19, 2009 but was extended to June 1, 2010.  As part of the agreement to extend the loan a principal reduction was due and an establishment of a restricted cash account to cover interest payments until June 1, 2010.   The restricted cash account was not established until January 12, 2010 and totaled $46,000.  As of December 31, 2009, the Company had invested $2,962,000 including the bank construction loan of $950,000.  The Thomas Park Property is now listed for sale.

At December 31, 2009, Southie had four residential properties in Arizona and two properties in Colorado acquired by foreclosure or deed-in-lieu process.  At December 31, 2009, the carrying value of these properties was $1,034,000 (net of $313,000 impairment and $49,000 in accumulated depreciation).

Effective January 1, 2010, Two Rivers transferred 100% of its ownership of Southie to Northsight.

LEGENDARY INVESTMENT GROUP, LLC

Legendary Investment Group, LLC (“Legendary”) is a limited liability company under the laws of the state of Arizona.  It was formed in October 2008 and in December 2008 became a 100% owned subsidiary of Northsight.  Northsight acquired Legendary based on Northsight’s ability to fund and expand Legendary’s business.   There is no formal amount of future funding and expansion and Northsight can withdrawal their funding at any time without material future financial exposure.  Legendary’s business is in Arizona and focused on residential investors and property management.  Legendary has assisted the Company with the management of Arizona property owned by the Company and selling Arizona property owned by the Company.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Two Rivers and its subsidiaries, Northsight, Inc., Northsight Mortgage formerly known as Navidec Mortgage Holdings, Inc., and Southie Development, LLC.  Two Rivers owns 98% of Northsight and the former minority member of Northsight Mortgage Group, LLC owns 2% of Northsight, Inc.  Two Rivers owns 100% of Southie Development, LLC.   As of December 31, 2009 and 2008, Northsight, Inc. had a negative stockholders’ deficit, therefore, the consolidated financial statements do not include a provision for a liability for minority interest.  All significant inter-company balances and transactions have been eliminated in consolidation.

Two Rivers Water Company

On August 17, 2009, Two Rivers through its wholly owned subsidiary TRWC, and TRB formed HCIC, a joint venture.  Under the terms of the Joint Venture agreements, the Company, at the Company’s sole discretion, can contribute up to $2,850,000 in cash. As of December 31, 2009 the Company has contributed $1,807,000.  Since it is the Company’s intent to fund the Joint Venture up to the maximum of $2,850,000, the Company has recognized the $2,850,000 as their capital contribution to the Joint Venture.  The capital contribution was eliminated in the consolidation with HCIC.

Further, due to the Company being the sole contributor of operational cash, without which HCIC would be unable to operate, the Company is treating its investment in HCIC as a Variable Interest Entity (VIE) and under US GAAP should consolidate HCIC.

In coming to the conclusion to consolidate HCIC, the Company researched the authoritative literature as it pertains to the equity method of accounting and joint ventures (Section 323.10.15).  Other considerations to be examined if there is a VIE relationship which pertains to the Company includes representation on the board of directors; participating in policy-making processes, and the interchange of managerial personnel (Section 323.10.15-6).  Further, accounting standards require valuing TRB’s contribution in HCIC at fair value, which is estimated to be $2,850,000.

Before the formation of the HCIC on August 17, 2009, TRB paid $130,000 to 93% of the shareholders of the Mutual Ditch Company for the right to purchase the shares of the Mutual Ditch Company.  During the three months ended September 30, 2009, HCIC paid $70,000 to extend the option to purchase land and water shares from shareholders of the Mutual Ditch Company.  If the land and water shares are purchased, the option payments will reduce the purchase price.  If these options are not exercised by HCIC, then the full option payments of $210,000 will be forfeited by HCIC.  Subsequent to December 31, 2009, options to purchase 41% of the Mutual Ditch were exercised, and it is the Company’s intent to exercise all of the options.

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

Cash and Cash Equivalents

For purposes of reporting cash flows, Two Rivers considers cash and cash equivalents to include highly liquid investments with original maturities of 90 days or less. Those are readily convertible into cash and not subject to significant risk from fluctuations in interest rates.  The recorded amounts for cash equivalents approximate fair value due to the short-term nature of these financial instruments.

Two Rivers Water Company

Concentration of Credit Risk

Financial instruments that potentially subject Two Rivers to significant concentrations of credit risk include cash equivalents, notes receivable and trade accounts receivable.  The Company maintains its cash and investment balances in the form of bank demand deposits, money market accounts, commercial papers and short-term notes with financial institutions that management believes to be of high credit quality.  Accounts receivable are typically uncollateralized and are derived from transactions with and from customers primarily located in the United States.

As of December 31, 2009, the Company had $518,000 in an individual bank demand deposit, of which $250,000 is covered by FDIC insurance.  All other bank accounts were under the FDIC insurance limit of $250,000.

As of December 31, 2009, the Company had $6,000 in cash in a stock brokerage account, and $26,000 represented by 20,000 shares of the Company’s stock, which the Company plans to retire.  Stockholders’ equity at December 31, 2009 has been adjusted to reflect outstanding shares as if the 20,000 shares had already been retired.

Management reviews accounts receivable periodically and reduces the carrying amount by a valuation allowance that reflects management's best estimate of amounts that may not be collectible.  Allowances, if any, for uncollectible accounts receivable are determined based upon information available and historical experience.  As of December 31, 2009, there was an allowance of $139,000 against a long term mortgage balance of $371,000.   As of December 31, 2008, there was an allowance of $476,000 and unearned revenue of $6,000 against a short term mortgage balance of $2,679,000.

No revenues to unaffiliated customers represented 10% or more of the Company’s revenue for the year ended December 31, 2008.

Notes Receivable

The Company carries its notes receivable at cost or loan balance, subject to the valuation procedures described below.  The book value of these financial instruments is representative of their fair values. As of December 31, 2009 and 2008, the Company had a total of $232,000 and $2,197,000, respectively, invested in mortgages receivable, net of an allowance for bad debt of $139,000 and $476,000, respectively.  The notes receivable as of December 31, 2008 is net of deferred income of $6,000 related to recognizing our fee income over the expected useful life of our notes receivable

Interest is accrued monthly on notes receivable as earned and is no longer accrued if the loan becomes more than 90 days past due.  The Company provides a valuation for certain loans that are delinquent.  The valuation account is netted against notes receivable.  As of December 31, 2008, loans totaling $1,455,000 were past 90 days due.  Total interest accrued on these delinquent loans was $24,000 at December 31, 2008.  As of December 31, 2009, no interest was being accrued on the two remaining loans, since one loan is in default and under legal action (see Note 12 on page [INSERT PAGE NUMBER]) and the other mortgage note is current with no accrued interest due.

Investments

Investments in publicly traded equity securities over which Two Rivers does not exercise significant influence are recorded at market value in accordance with ASC 320 "Investments - Debt and Equity Securities," which requires that all applicable investments be classified as trading securities, available for sale securities or held-to-maturity securities. Comprehensive income includes net income or loss and changes in equity from the market price variations in stock and warrants held by the Company.

Investments in non-publicly traded equity securities or non-marketable equity securities are stated at the lower of cost or estimated realizable value.

Two Rivers Water Company

Other Real Estate Owned

Other real estate owned is comprised of real estate and other assets acquired through foreclosure, acceptance of a deed in lieu of foreclosure or otherwise acquired from the debtor in lieu of repayment of the debt.  Assets acquired through or instead of loan foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis.  Revenues, expenses and subsequent adjustments to fair value less estimated costs to sell are classified as expenses for other real estate owned. Depreciation is taken on property held and rented or with intent to rent.  Depreciation on residential real estate is computed straight-line over 27.5 years.

Intangibles

Intangibles with an indefinite life.  Two Rivers recognizes the estimated fair value of water rights acquired by the Company’s purchase of stock in the Mutual Ditch Company.   This intangible asset will not be amortized because it has an indefinite remaining useful life based on many factors and considerations, including, the historical upward valuation of water rights within Colorado.  Once per quarter, Management will assess the value of the water rights held, and in their opinion, if the rights have become impaired, Management will establish an allowance against the water rights.

Impairments

The market values of our assets are assessed quarterly by Management.  If the current market value is less than the net carrying value of the assets, an impairment charge is taken.  Subsequently, if market value recovers and the asset is held for sale, the impairment taken is recaptured, up to the amount of the accumulated impairment for each asset.  If the asset is held for long term, and the market value recovers, no recapture of impairment will be made.

Two Rivers Water Company

Part 1—Real estate owned at end of period (in thousands)						Part 2—Rental income (in thousands)
Column A—List classification of property as indicated below	Column B—Amount of encumbrances	Column C—Initial cost to company	Column D—Cost of improvements, etc.	Column E—Amount at which carried at close of period	Column F—Reserve for depreciation and impairments	Column G—Rents due and accrued at end of period	Column H—Total rental income applicable to period	Column I—Expended for interest, taxes, repairs and expenses	Column J—Net income applicable to period
Farms
Residential:
Arizona		551	11	562	164	-	18	6	12
Colorado		716	5	721	112	-	26	24	2
Massachusetts	950	1,200	1,762	2,962	889	-	-	-	-

Apartments and business	-	-	-	-	-	-	-	-	-
Unimproved:
VA		123	-	123	78	-	-	1	(1)
CO	600	982	-	982	-	-	-	1	(1)
Total	1,550	3,572	1,778	5,350	1,243	-	45	31	14
Rent from properties sold during period - AZ							34	13	21
Total	1,550	3,572	1,778	5,350	1,243	-	79	44	35

Real Estate Detail (in thousands)	Boston Property	Other Real Estate Owned	Total
December 31, 2008 Balance	$2,315	3,288	5,603
Additions during the period:
Acquisitions through foreclosure		1,256	1,256
Other acquisitions		982	982
Improvements, etc.	155	5	160
Deductions during the period:
Cost of real estate sold		(3,175)	(3,175)
Impairments	(397)	(282)	(679)
Other (describe) - depreciation		(41)	(41)
Ending Balance, December 31, 2009	$2,073	2,033	4,106

Two Rivers Water Company

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

Below is a summary of premises and equipment:

Asset Type	Life in Years	December 31, 2009	December 31, 2008
Office equipment & Furniture	5 – 7	$86,000	$92,000
Computers	3	52,000	96,000
Website	3	2,000	2,000
Subtotal		140,000	190,000
Less Accumulated Depreciation		46,000	76,000
Net Book Value		$94,000	$114,000

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

Revenue Recognition

Mortgage Revenues

When active in the residential mortgage loan business, the Company primarily recognized its operating revenue through its subsidiary, Northsight, Inc., by charging origination fees from borrowers and earning interest and penalty fees on outstanding loan balances.  Northsight recognizes fee and interest income on bridge, asset and conventional mortgage loans after mortgage loan transactions close.

Until early 2009, when the Company ceased doing mortgage loans, Northsight acted as the mortgage broker and Two Rivers acted as the mortgage banker.  Northsight recognizes the origination and associated fees in placing a loan when the loan is closed.  However, since the statements are consolidated and Two Rivers is the mortgage banker, under ASC 310, Two Rivers, and the consolidated financial statements of Two Rivers, defers the revenue from the origination and associated fees over the expected life of the loan, which is usually 90 days.

During the years ended December 31, 2009 and 2008, the Company recognized income totaling $106,000 and $1,001,000, respectively from origination fees.  At December 31, 2009 and 2008, the Company had deferred revenue of $-0- and 6,000, respectively.
Two Rivers Water Company

Interest Revenues

Revenues from interest are recorded at the time they are earned, thus the revenues shown are for interest actually received and the accruals for that which is due to the Company except for delinquent accruals over 90 days as discussed under notes receivable above. Interest continues to accrue until a foreclosure process begins.  At that point, no additional interest is accrued for book purposes. Interest revenues for the year ended December 31, 2009 were $43,000 and exclude accruals for delinquent notes receivable over 90 days.  Two Rivers accrues interest and penalty interest income at the end of each quarter.

Marketing and Advertising Expenses

For the years ended December 31, 2009 and 2008, the Company expended $-0- and $186,000, respectively on advertising and marketing.  The Company expenses these costs when incurred.

Stock Based Compensation

Beginning January 1, 2006, the Company adopted the provisions of ASC 718 and accounts for stock-based compensation in accordance with ASC 718.  Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which generally is the vesting period.  The Company elected the modified-prospective method, under which prior periods are not revised for comparative purposes.  The valuation provisions of ASC 718 apply to new grants and to grants that were outstanding as of the effective date and are subsequently modified.

All options granted prior to the adoption of ASC 718 and outstanding during the periods presented were fully-vested at the date of adoption.

In December 2007, the SEC issued Staff Accounting Bulletin (“SAB”) 110 which was issued to express the understanding that the use of a “simplified” method, as discussed in SAB 107 in developing an estimate of expected term of “plain vanilla” share options in accordance with ASC 718 would be acceptable beyond December 31, 2007.  The Company adopted this standard beginning January 2008.

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

Two Rivers Water Company

Net Income (Loss) per Share

Basic net income per share is computed by dividing net income (loss) attributed to Two Rivers available to common shareholders for the period by the weighted average number of common shares outstanding for the period. Diluted net income (loss) per share is computed by dividing the net income for the period by the weighted average number of common and potential common shares outstanding during the period.

The dilutive effect of 3,631,510 options and 2,815,000 warrants at December 31, 2009, has not been included in the determination of diluted earnings per share since, under ASC 260 they would anti-dilutive.

Comprehensive Income (Loss)

Comprehensive income (loss) includes net income or loss and changes in equity from the market price variations in securities held by the Company.  At December 31, 2009, there were no remaining shares of BPZ to sell, and during the year ending December 31, 2009 the remaining shares of BPZ were sold representing a gain of $127,000.  The Company sold other securities for a net loss of $94,000, for a net gain of $33,000.  For the year ended December 31, 2008, the Company sold BPZ shares for a gain of $5,581,000.

Recently issued Accounting Pronouncements

In December 2007, the FASB issued SFAS 141 (Revised 2007), Business Combinations (subsequently incorporated into the ASC 805). ASC 805 retains the fundamental requirements of the original pronouncement requiring that the purchase method be used for all business combinations. ASC 805 defines the acquirer as the entity that obtains control of one or more businesses in the business combination, establishes the acquisition date as the date that the acquirer achieves control and requires the acquirer to recognize the assets acquired, liabilities assumed and any non-controlling interest at their fair values as of the acquisition date. In addition, ASC requires expensing of acquisition-related and restructuring costs, re-measurement of earn out provisions at fair value, measurement of equity securities issued for purchase at the date of close of the transaction and capitalization of in-process research and development related intangibles in certain circumstances.  ASC is effective for the first reporting period beginning on or after December 31, 2008 and has been adopted by the Company.

In addition, in December 2007, the FASB issued SFAS 160, Non-controlling Interests in Consolidated Financial Statements an amendment of ARB 51 (subsequently incorporated into ASC 810). This ASC amends US GAAP to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. It also clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. It requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest. Additionally, this Statement establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that does not result in a change in control. This ASC is effective for the first annual reporting period beginning on or after December 31, 2008 and has been adopted by the Company.

In March 2008, the FASB issued ASC 815.  The Statement requires companies to provide enhanced disclosures regarding derivative instruments and hedging activities. It requires companies to better convey the purpose of derivative use in terms of the risks that such company is intending to manage. Disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under ASC 815 and its related interpretations, and (c) how derivative instruments and related hedged items affect a company’s financial position, financial performance, and cash flows are required.  This Statement retains the same scope as ASC 815 and is effective for fiscal years and interim periods beginning after November 15, 2008.  The Company does not expect the adoption of ASC 815 to have a material effect on its results of operations and financial condition.

Two Rivers Water Company

In May 2008, the FASB issued FASB Staff Position (FSP) No. APB 14-1 (ASC 470-20) “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (ASC 470-20).  ASC requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s non-convertible debt borrowing rate.  This ASC is effective for fiscal years beginning after December 15, 2008 on a retroactive basis and will be adopted by the Company in the first quarter of fiscal 2009  Through the year ended December 31, 2009, the Company does not expect the adoption of ASC to have a material effect on its results of operations and financial condition. However, beginning in 2010, the Company entered into convertible notes with some of the owners of the Mutual Ditch Company.  Management believes that this pronouncement may have a material financial impact, since in March, 2010 the Company issued convertible notes.

In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities.”  EITF is now covered under ASC 470-20 which provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method.  ASC is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.  Upon adoption, companies are required to retrospectively adjust earnings per share data (including any amounts related to interim periods, summaries of earnings and selected financial data) to conform to provisions of ASC.  The Company does not anticipate the adoption of ASC will have a material negative impact on its results of operations, cash flows or financial condition.

On December 23, 2009, the FASB issued ASU 2009-16 to amend U.S. GAAP to incorporate the guidance from ASC 860, Accounting for Transfers of Financial Assets – an Amendment of FASB Statement No. 140.  ASU 2009-16 enhances information reported to users of financial statements by providing greater transparency about transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to transferred financial assets.  ASU 2009-16 is effective for the Company’s fiscal year beginning January 1, 2010.  The Company is currently evaluating the impact of the future adoption of Update 2009-16.

On December 23, 2009, the FASB issued ASU 2009-17 to amend U.S. GAAP to incorporate the guidance from ASC 810, Amendments to FASB Interpretation No. 46R.  ASC 810 is a revision to FASB Interpretation No. 46R (ASC 810), Consolidation of Variable Interest Entities, and changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The objective of ASC 810 is to amend certain requirements of FIN 46®, to improve financial reporting by enterprises involved with VIEs and to provide more relevant and reliable information to users of financial statements.  ASU 2009-17 is effective for the Company’s fiscal year beginning January 1, 2010.  The Company has adopted this guidance in accounting for its 50% ownership in HCIC for the year ended December 31, 2009.

ASC 715, Employers’ Disclosures about Postretirement Benefit Plan Assets, amends US GAAP surrounding Employers’ Disclosures about Pensions and Other Postretirement Benefits, to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan.  The objectives of the disclosures about plan assets in an employer’s defined benefit pension or other postretirement plan are to provide users of financial statements with an understanding of 1) how investment allocation decisions are made, including the factors that are pertinent to an understanding of investment policies and strategies, 2) the major categories of plan assets, 3) the inputs and valuation techniques used to measure the fair value of plan assets, 4) the effect of fair value measurements using significant unobservable inputs (Level 3) on changes in plan assets for the period, and 5) significant concentrations of risk within plan assets.

ASC 715 was effective for the Company’s year ended December 31, 2009.  The adoption of ASC 715 did not have a material effect on the Company’s financial statements.

Two Rivers Water Company

FASB Statement No. 165, Subsequent Events (SFAS 165) (subsequently incorporated into the FASB Accounting Standards Codification – ASC 855) establishes general standards of accounting and disclosure of event that occurs after the balance sheet date but before the financial statements are issued or are available to be issued.  In particular, this guidance sets forth 1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, 2)  the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and 3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date.

The Company adopted the tenets of the guidance surrounding Subsequent Events during its year ended December 31, 2009, the effects of which are more fully described in Note 13.

There were various other accounting standards and interpretations issued in 2009 and 2008, none of which are expected to have a material impact on the Company’s financial position, operations or cash flows.

NOTE 3 – INVESTMENTS

Investment in BPZ

Upon consummation of the merger transaction between Old Navidec and BPZ, BPZ issued 604,246 shares of its common stock to Two Rivers.  These shares were issued in consideration of Two Rivers’ assumption of all of the pre-merger business assets and liabilities of Old Navidec.  During 2007 and 2008, these shares were freely tradeable and qualify as “marketable securities” as that term is defined by ASC 320.  Therefore, this investment was carried on the books at the fair market value.  As of December 31, 2009, the Company held no shares in BPZ.

We had the following proceeds from the sale of BPZ stock:
Year Ending	Proceeds
December 31, 2006	$893,000
December 31, 2007	$7,748,000
December 31, 2008	$8,120,000
December 31, 2009	$270,000

Land and water shares

Upon purchasing water shares and land, the value is recorded at purchase price.  Management evaluates the carrying value, and if the carrying value is in excess of fair market, will establish an impairment allowance to reflect current fair market value.  Currently, there are no impairments on the land and water shares.  No amortization or depreciation is taken on the water shares and land, respectively.

Two Rivers Water Company

Options on real estate

Under the terms of the HCIC joint venture, the non-related party owning 50% of HCIC, TRB, contributed options on purchasing the Mutual Ditch Company along with purchase agreements for acquiring land.  TRB also contributed cash being held in escrow or that had been paid to owners of the shares of the Mutual Ditch Company.  The Company valued TRB’s contribution to HCIC at $2,850,000.

Dam construction

The Company has commenced engineering for the reconstruction of the dam owned by the Mutual Ditch Company.  These costs are capitalized, added to the cost of the dam, and not amortized or depreciated until the dam reconstruction is completed in accordance with ASC 360 and 835.

NOTE 4 – NOTES RECEIVABLE

Notes Receivable – General

During the year ended December 31, 2007, the Company entered a transaction with a former officer of the Company, Mr. Robert Grizzle.  In exchange for Mr. Grizzle’s shares in the Company, on May 3, 2007, Mr. Grizzle executed a note payable to the Company in the amount of $450,000. The note carries an 8% interest rate and is collateralized by 1,000,000 Aegis USA common shares, 1,500,000 Aegis USA preferred shares, 220,000 shares of the Company’s common stock and 200,000 options to purchase shares of the Company’s common stock at $0.05 per share held by Mr. Grizzle.  The note is a limited recourse note whereby Mr. Grizzle is personally responsible for one half the original principal and interest.  The balance owed is collateralized by Mr. Grizzle’s Aegis common and preferred shares and the Company’s common stock.  Further, the note provides that at the earlier of one year from the date that the common stock of the Company is publicly traded and his shares are registered for resale under an effective registration statement filed by the Company or December 31, 2009.  On September 30, 2007, Mr. Grizzle resigned as the Chief Operating Officer and the Chief Financial Officer of the Company.  On October 17, 2008, the Company filed with the SEC an S-8 registration statement registering Mr. Grizzle’s shares.

During 2009, Mr. Grizzle paid $155,000 against principal plus all accrued interest through November 24, 2009.  (See also Subsequent Events Note on page [INSERT PAGE NUMBER].)

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

As consideration for making the loan to Jaguar, the Company in substance received the ability to utilize
Jaguar’s line of credit funding capabilities it had through third party lenders since Jaguar agreed to acquire loans from the Company.  Collateral for the note is a first security interest in the equity of the debtor’s warehouse line of credit with Colorado State Bank.  As of December 31, 2008 there is an additional receivable from Jaguar for approximately $307,000 which represents loans funded by Two Rivers but not yet funded by Jaguar.

Two Rivers Water Company

On September 29, 2008, Northsight filed a lawsuit, in the Boulder County District Court Colorado, against Jaguar Group, LLC, John R. Reinholdt II and the Estate of John R. Reinholdt Sr. (Defendants) for non-payment of a $1,100,000 loan made by the Company to Jaguar.  The lawsuit also demands immediate payment of other receivables in the amount of $307,000 owed by Jaguar to the Company.  The lawsuit alleged breach of the security and purchase agreements, fraud, civil theft, and conversion.

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

Mortgages Receivable

In July 2007, Northsight, Inc. (formerly Navidec Mortgage Holdings, Inc.), a 98% owned subsidiary of the Company, began making short term loans to purchasers of residential properties who purchase their property as part of or after the repossession in a foreclosure proceeding.  As of December 31, 2008, Two Rivers had $2,197,000 in such loans (net of allowance of $476,000 and unearned income of $6,000).  The loans are made primarily to good credit borrowers and are collateralized by a first mortgage on the purchased properties.  The average numbers of days outstanding for the loans are less than 90 days, and the primary takeout on the loans is long term financing through secondary sources such as the Federal National Mortgage Association.

In June 2008, the Company transferred the ownership of the short term loans from Northsight, Inc. to the Company.  Due to this transfer, the Company funds and owns the loans.  There is no longer an intercompany transfer of funds for mortgage loans.  As of December 31, 2009, Two Rivers had $232,000 (net of allowance of $139,000) in such loans.  As of December 31, 2009, $253,000 represented by one loan, was past 90 days due.

Summary of Receivables

Note From	Due	Principal Amount	12/31/09 Balance	Annual Interest rate	Accrued Interest	Collateral
Robert Grizzle	Oct 17, 2009	$450,000	$295,000	8%	$4,000	Shares and options in Two Rivers and Aegis
Welend-Jaguar	June 13, 2008	1,100,000	1,407,000	0%	-0-	Junior security in residential mortgages
Mauriello	Oct 30, 2014	151,000	151,000	8%	-0-	unsecured
Short term home mortgages	Various and on-gong	370,000	370,000	9.95% to 14%	-0-	First mortgage
Total			$2,223,000		$4,000
Less: Impairments			1,697,000
Less Deferred Income			-
Net Balance			$526,000

Two Rivers Water Company

NOTE 5 – INVESTMENTS

In December 2007, Northsight, Inc. (a 98% owned subsidiary of the Company) purchased a three unit property in Boston, Massachusetts, known as Thomas Park. The objective is to rehabilitate the property and then sell it.  During the quarter ending June 30, 2008, this property was transferred to Southie Development, LLC (a 100% owned subsidiary of the Company).  As of December 31, 2009, the Company and subsidiaries had invested $2,962,000 in the property.  Part of this investment is funded by a $1,200,000 line of credit from Mt. Washington Cooperative Bank, of which $950,000 was payable on this line as of December 31, 2009.   At the end of 2009, the Company performed an analysis of the fair market value of the Thomas Park and reduced the market price by a 6% cost of sale and $240,000 estimated to complete the project and determined an allowance/impairment of $397,000 was necessary.

The Company also has acquired real estate through foreclosure or deed in lieu of foreclosure from its activity in granting short term mortgage financing.  At December 31, 2009, the valuation of these real estate owned properties is $1,396,000 less an impairment allowance of $313,000 and accumulated depreciation on the rental properties of $40,000, for a net balance of $1,042,000.

NOTE 6 – NOTES PAYABLE

The Company had a first mortgage loan against one of their real estate owned properties.  As of December 31, 2008, the balance was $250,000, with a rate of 10.99%, payments of interest only and due May 1, 2009, which was paid on May 1, 2009.

In May 2008, Northsight arranged for a construction line of credit for $1,200,000, due November 2009.  Proceeds from this line were used strictly for the renovation of the Thomas Park property in Boston with the intent to resale.  As of December 31, 2008, the balance outstanding was $1,141,000.  (See also Note 5.)   Since the loan inception, the Company has capitalized $54,000 in interest costs during the construction stage and has expensed $71,000 in interest. This construction line was due November 19, 2009 with interest only payments at prime +2%, with a floor at 7%.  The note was extended to June 1, 2010 with the same interest rate.  For the extension, the bank required cash to be set aside to cover interest payment through June 1, 2010.  This restricted cash account was established January 2010 with a balance of $46,000.  The line contains general covenants which management believes are in full compliance.  This note is collateralized by a first security interest in Thomas Park and the personal signature of John McKowen, CEO.

On September 17, 2009, HCIC purchased shares in the Mutual Ditch Company and related land from a Mutual Ditch Company shareholder.  As part of this transaction, the seller took back notes payable by HCIC to the seller for $2,175,000.  These notes carry interest at 6% per annum, interest payable monthly, the principal due on September 1, 2012, and are collateralized by the Mutual Ditch Company shares and land.

NOTE 7 – INFORMATION ON BUSINESS SEGMENTS

We organize our business segments based on the nature of the products and services offered. We primarily focus on the Water Business with Two Rivers Water Company as the parent company and TRWC and HCIC Holdings JV as subsidiaries.  Two Rivers Water Company also holds our legacy assets that include the mortgage notes receivable, the property acquired through foreclosure or deed in lieu of foreclosure on previous mortgage notes held by the Company.  Other existing and prior real estate activity is held in Northsight and Northsight’s subsidiaries, Northsight Mortgage LLC, Southie and Legendary.  Southie was a wholly owned subsidiary of Two Rivers until the Company’s board approved the transfer of Southie as a 100% owned subsidiary of Northsight effective January 1, 2010.

In the following tables of financial data, the total of the operating results of these business segments is reconciled, as appropriate, to the corresponding consolidated amount.  There are some corporate expenses that were not allocated to the business segments, and these expenses are contained in the “Total Operating Expenses” under Two Rivers Water Company.

Two Rivers Water Company

Operating results for each of the segments of the Company are as follows (in thousands):

	For the year ended December 31, 2009						For the year ended December 31, 2008
	Two Rivers Water Co.	Northsight	Southie	Legendary	TRWC	HCIC	Two Rivers Water Co.	Northsight	Southie	Legendary
Revenue
Loan fees, interest and other	$55	-	-	90	-	-	313	-	-	-
Cost of Services	-	-	-	(88)	-	-	-	-	-	-
Gross Profit	55	-	-	2	-	-	313	-	-	-

Total Operating Expenses	1,316	-	-	50	52	312	3,346	-	-	11

Other Income/(Expense)
Gain (loss) on sale of investments	33	-	-	-	-	-	5,581	-	-	-
Other income/(expense)	26	-	-	-	-	(39)	(67)	-	-	-
Total Other Income/(Expense)	59	-	-	-	-	(39)	5,514	-	-	-
Net (Loss) Income from continuing operations before income taxes	(1,202)	-	-	(48)	(52)	(351)	2,481	-	-	(11)
Income Taxes (Expense)/Credit	314	-	-	-	-	-	(810)	-	-	-

Net Income (Loss) from continuing operations	(888)	-	-	(48)	(52)	(351)	1,671	-	-	(11)

Discontinued operations:
Loss from operations of discontinued real estate and mortgage business	-	(351)	(1,571)	-	-	-	-	(734)	(914)	-
Income tax benefit	-	60	101	-	-	-	-	170	-	-
Loss on discontinued operations	-	(291)	(1,470)	-	-	-	-	(564)	(914)	-

Less net (loss) attributed to noncontrolling interest	-	-	-	-	-	175	-	-	-	-
Net (Loss) Income attributed to Two Rivers Water Company	$(888)	(291)	(1,470)	(48)	(52)	(176)	1,671	(564)	(914)	(11)
Segment Assets	$1,708	125	3,093	42	7	6,230	3,298	423	5,616	13

Two Rivers Water Company

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

During the year ended December 31, 2008 the Board of Directors authorized the re-purchase of the Company’s common stock in the open market.  The buyback program is limited by the lesser amount of the following criteria:
•	Trading profits, at the time of purchase of Company stock, realized during the present fiscal year on all securities traded by Two Rivers; or
•	An amount equal to a maximum of one percent (1%) of Two Rivers tangible net assets; or
•	An amount of re-purchase not to exceed $500,000.

During the year ended December 31, 2008, 5,526 shares were purchased on the open market at a cost of $4,000 after brokerage fees.

During the year ended December 31, 2009, the Company issued 150,000 shares at $1.00 per share through a private placement and 200,000 shares through the exercise of 200,000 options at $0.05 per share.

During the year ended December 31, 2009, the Company recognized stock-based compensation expense of $118,000, recovered BPZ stock valued at $143,000 and purchased 154,474 shares of the Company’s stock on the open market for $93,000.  These shares were retired except for 20,000 shares that are still pending retirement.

Stock Options

The Company has a Stock Incentive Plan (the "Incentive Plan"), that allows the Company to grant incentive stock options and/or purchase rights (collectively "Rights") to officers, employees, former employees and consultants of the Company and its subsidiaries.  The board has given the ability to grant Rights to the CEO.

During the year ended December 31, 2008, the Company awarded 760,000 options at $2.00/share in Two Rivers common shares and 1,200,000 options at $0.50/share in Northsight, Inc.  The grant and vesting of the options caused payroll expense to increase $118,000 in 2009 and $114,000 in 2008 with an offset to Additional Paid In Capital.  A Black-Scholes computation was made using a volatility of 58.4% for both companies.

In computing the fair value the following values were used:
	Two Rivers	Northsight
Expected stock price volatility	43%	43%
Risk-free interest rate	2.64%	2.64%
Expected option life (years)	3.8 to 6	6
Expected annual dividend yield	0%	0%

Two Rivers Water Company

A summary of the Two Rivers option plan is as follows:

	Shares	Weighted Average Exercise Price
Outstanding, January 1, 2008	3,681,510	$1.18
Granted	760,000	$2.00
Cancelled	(400,000)	$1.00
Expired	-	-
Exercised	(100,000)	$0.05
Outstanding, January 1, 2009	3,941,510	$ 1.33
Granted	-	-
Cancelled	(110,000)	$2.00
Expired	-	-
Exercised	(200,000)	$0.05
Outstanding, December 31, 2009	3,631,510	$1.38
Options Exercisable , December 31, 2009	3,431,510	$1.13

A summary of the Northsight option plan is as follows:

	Shares	Weighted Average Exercise Price
Outstanding, January 1, 2008	-	-
Granted	1,200,000	$0.50
Cancelled	(617,223)	$0.50
Expired	-	-
Exercised	-	-
Outstanding, January 1, 2009	582,777	$0.50
Granted	-	-
Cancelled	(562,777)	$0.50
Expired	-	-
Exercised	-	-
Outstanding, December 31, 2009	20,000	$ 0.50
Options Exercisable , December 31, 2009	6,667	$ 0.50

If all of the Northsight options outstanding at December 31, 2009 were exercised, the impact on the minority interest would be immaterial.

In December 2007, the SEC issued Staff Accounting Bulletin (“SAB”) 110 which was issued to express the understanding that the use of a “simplified” method, as discussed in SAB 107 in developing an estimate of expected term of “plain vanilla” share options in accordance with ASC 718 would be acceptable beyond December 31, 2007. The Company adopted this standard beginning January 2008, and it did not have a material impact on the Company’s consolidated financial statements.

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

Two Rivers Water Company

Warrants

At December 31, 2008, the following warrants to purchase common stock were outstanding:

Number of common shares covered by warrants	Exercise Price	Expiration Date
1,332,500	$4.00	May 31, 2010
1,332,500	2.00	May 31, 2010
150,000	1.00	July 6, 2010
2,815,000

During the year ended December 31, 2009 and 2008 the Company did not issue any warrants.

NOTE 9 – INCOME TAXES

At December 31, 2008, the Company estimated a total 2008 income tax expense of $640,000 of which $85,000 was payable at December 31, 2008.  Actual taxes during 2008 were $489,000. The estimated tax loss and corresponding tax benefit for the year ended December 31, 2009 is as follows:

Statutory Rate Reconciliation
Federal Rate	34.00%
State Rate	4.63%
Federal benefit of State Rate	(1.57)%
Net Effective Rate	37.06%

Tax asset recognition (in thousands):
Loss reported on financials before taxes	$(3,403)
Tax adjustments:
Non-deductible impairment expense	1,210
Stock option expense	116
Entertainment and other items	25
Adjusted taxable loss	(2,052)
Net Effective Rate	37.06%
Tax Benefit from Loss Carryback	$(760)

Refund expected from 2008 tax payment	$483
Additional potential refund not recorded as a deferred tax asset	277
Tax Benefit	$760

Two Rivers Water Company

Our provision for federal and foreign income tax expense consisted of the following components:

(in thousands)	2009	2008
Federal income taxes (benefit):
Current	$(433)	566
Deferred	(273)	-
Total Federal income taxes	(706)	566
State income taxes:
Current	(50)	74
Deferred	(4)	-
Total state income taxes	(54)	74
Total Income Taxes	$(760)	640

Total deferred tax asset of $277,000 is not recognized, since management has determined the tax benefit cannot be reasonably assured of being used in the near future.

NOTE 10 – DISCONTINUED OPERATIONS

During the year ended December 31, 2009, the Company decided to shift its focus from the short term residential mortgage banking and ownership of residential rental property to the Water Project.  In order to assist in the funding of the Water Project, the Company began an orderly liquidation of its mortgage and real estate assets.  It is expected that this liquidation will be completed by December 31, 2010.

The assets to be liquidated are presented at the lower of cost or current market values, as of December 31, 2009 and are detailed as follows:
(in thousands)	Dec 31, 2009
Mortgages receivable	$371
Thomas Park project	2,962
Other real estate owned	1,529
Subtotal	4,862
Less allowances and depreciation	(1,381)
Net book value of property to sell	$3,481
Less amounts owed on real estate to be sold	(950)
Net assets held for sale	$2,531

During the year ended December 31, 2009 and 2008, the Company recognized a loss on disposal of real estate of $250,000 and $8,000, respectively.

During the year ended December 31, 2009 and 2008, the Company had $206,000 and $1,035,000 in revenue, respectively.

Because it is Management’s estimate that the above assets to be sold are stated at current fair market value, when these assets are sold it is projected not to be a further gain or loss.  However, market conditions can change which would then cause a gain or loss to be recognized upon sale.

These assets are held the Company’s subsidiaries Northsight and Southie.

Two Rivers Water Company

NOTE 11 - COMMITMENTS AND CONTINGENCIES

Operating Leases

In August 2005, the Company along with its subsidiary, Northsight entered into an office lease for the Phoenix operations for a monthly payment of $6,697, plus pass throughs, per month.  The lease expired July 31, 2010.  In July 2009, the Company negotiated an early termination of this lease for a onetime payment of $25,000.

In February 2008, the Company along with its subsidiary, Northsight opened offices at 2000 S. Colorado Blvd, Suite 200, Denver, Colorado.  The lease for this office is $4,701 per month, plus pass throughs.  The lease expires February 28, 2011.

The amounts due at the base rate are as follows:

Period	Amount Due
2010	$57,000
2011	$7,000

The Company also has equipment and software leases with the following commitments:

Period	Amount Due
2010	$6,000
2011	$5,000

For the years ended December 31, 2009 and 2008, respectively, total office, equipment and facilities rental was $165,000 and 197,000.

Bank Accounts

As of May 19, 2008, Southie acquired a $1,200,000 construction loan with Mt. Washington Cooperative Bank for the development of the Thomas Park Property. The loan is due on June 1, 2010 with monthly interest only payments, at prime plus 2% interest rate and an interest rate floor of 7%.  As of December 31, 2009, the balance owed on the loan was $950,000.   Previously this loan was due on November 19, 2009 but was extended to June 1, 2010.  As part of the agreement to extend the loan a principal reduction was due and an establishment of a restricted cash account to cover interest payments until June 1, 2010.   The restricted cash account was not established until January 12, 2010 and totaled $46,000.

HCIC Holdings, LLC – Joint Venture

On August 17, 2009, Two Rivers through its wholly owned subsidiary TRWC and TRB formed HCIC, a joint venture.  Under the terms of the Joint Venture agreements, the Company, at the Company’s sole discretion, can contribute up to $2,850,000 in cash.  As of December 31, 2009 the Company has contributed $1,807,000.  Since it is the Company’s intent to fund the Joint Venture as required up to the maximum of $2,850,000, the Company has recognized the $2,850,000 as their capital contribution to the Joint Venture.   The capital contribution was eliminated in the consolidation with HCIC.

Before the formation of the HCIC on August 17, 2009, TRB paid $130,000 to 93% of the shareholders of the Mutual Ditch Company for the right to purchase the shares of the Mutual Ditch Company.  During the three months ended September 30, 2009, HCIC paid $70,000 to extend the option to purchase land and water shares from shareholders of the Mutual Ditch Company.  If the land and water shares are purchased, the option payments will reduce the purchase price.  If these options are not exercised by HCIC, then the full option payments of $210,000 will be forfeited by HCIC.  Subsequent to December 31, 2009, options to purchase 41% of the Mutual Ditch were exercised, and it is the Company’s intent to exercise all of the options.

Two Rivers Water Company

Defined Contribution Plan

Two Rivers has a 401(k) profit sharing plan (the “Plan").  Subject to limitations, eligible employees may make voluntary contributions to the Plan. The Company may, at its discretion, make additional contributions to the Plan.  The Company did not contribute during the years ended December 31, 2009 or December 31, 2008.

NOTE 12 – RELATED PARTY TRANSACTIONS

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

On August 18, 2009, the Company loaned $110,118 to an individual who was subsequently appointed as an officer of a subsidiary of the Company.  The note was secured by cattle and 200,000 shares of the Company’s common stock.   On August 24, 2009, the Company loaned an additional $11,840 to the same officer using the same collateral being held against the August 18, 2009 note.   The notes were due in six months and had an annual interest rate of 5%. On August 19, 2009, the individual who the Company loaned money was appointed an officer of one of the Company’s subsidiaries. Due to the limitations of having an officer borrow funds from the Company where that person is an officer, the Company requested repayment of the notes from the officer, which were paid in full with interest on November 10, 2009. On November 10, 2009, the Company purchased 320 acres from the officer for $260,000.  The Company deems this purchase strategic to its expansion in the water business.  An independent appraisal valued the land at $310,000.

NOTE 13 – LEGAL PROCEEDINGS

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

Two Rivers Water Company

On February 4, 2009, Northsight, Inc. filed a civil action against John Reinholdt, II and Tanya Reinholdt seeking to invalidate the transfer of two improved parcels of real property from John Reinholdt, II to his wife, Tanya Reinholdt for no consideration.  The lawsuit also seeks to foreclose Northsight’s judgment lien attached to both properties.  Northsight received default judgments against the defendants.

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

The Company was notified in September, 2009 that it was named as a defendant in a lawsuit that alleges either the Company or another third party bank did not have a proper promissory note and deed of trust against a short-term mortgage loan made to a borrower in April, 2008 (“Morrow” loan and suit).   After the Morrow loan was made by the Company, the note was improperly transferred to Jaguar.  When the improper transfer was discovered by the Company, the Company requested Jaguar to return all documents to the Company or fund the loan.  On August 4, 2008, Jaguar re-assigned the note and deed of trust back to the Company.  However, Jaguar never returned to the Company the original lending file and documentation.  During the period of time that Jaguar was in possession of the Morrow file, the lawsuit alleges that Jaguar used the Morrow note and deed of trust to obtain money from another third-party bank.

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

Two Rivers Water Company

NOTE 14 – SUBSEQUENT EVENTS

This section includes all subsequent events through the date the financial statements were available to be issued.

The Company’s board convened a meeting on February 26, 2010 and passed the following resolutions:
•
Approval of the private placements to accredited investors.  The Company offered a private placement in September 2009 for $1.50 per share and raised $150,000.  Because a new private placement was issued on January 5, 2010 at $1.00/share, the board approved the September 2009 subscribers to receive shares at $1.00/share.  The Board approved both private placements.  The January 5, 2010 private placement is for a maximum offering of 5,000,000 shares.  It expired on February 28, 2010; however the board extended the offering to April 30, 2010.

•	Approval of the issuance of 500,000 shares of the Company’s stock as part of a purchase of stock in the Mutual Ditch Company and associated land.
•
Approval of financing received from the sellers of shares in the Mutual Ditch Company.  The financing is interest only at 6% to 7% per annum, interest due monthly, and the principal due March 31, 2013.  One note is a $72,000 convertible note, at the option of the holder, at $1 per share for each $1 of debt.

•
Approval of a $215,000 short term promissory note payable to an individual providing financing for purchase of shares of the Mutual Ditch Company and associated land.   Interest is at 6% per annum and also the Company assigned the 250,000 shares of its stock it held for collateral in the Grizzle note.

•
Conversion of the Grizzle Note:  In order to receive the $215,000 loan from a private party, the Board authorized the assignment of the Company’s collateral in the Grizzle note to the lender.  Further, the Board authorized the full release of the note receivable from Grizzle.  The Company intends to recognize the fair value of the note receivable released as an additional cost of the asset for the quarter ending March 31, 2010.

•	Approval of the transfer of Southie as a 100% owned subsidiary of Two Rivers to being a 100% owned subsidiary of Northsight, effective January 1, 2010.
•	Extension of existing warrants. The warrants outstanding have been extended to an expiration date of December 31, 2010.
•	Approval to begin the application process to have the Company’s stock trade on the American Stock Exchange.
•	Approval of the granting of 2,400,000 restricted stock units to key executives and Board members.
•
Approval of taking the existing stock options held by the current Company Board and re-issue as restricted stock units.  This represents a conversion of 1,880,948 stock options to restricted stock options.

Subsequent to December 31, 2009 and through March 15, 2010, the Company has sold $1,260,000 in its current private placement, representing 1,260,000 common stock shares to be issued.