Form 10-Q
period 2010-05-14
TWO RIVERS WATER Co
filed 2010-05-14
CIK 1302946

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010
Or
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
Yes |_| No |X|

As of May 7, 2010 there were 11,289,583 shares outstanding of the registrant's Common Stock.

Two Rivers Water Company March 31, 2010 10Q

TWO RIVERS WATER COMPANY AND SUBSIDIARIES
Consolidated Balance Sheets  (In Thousands)
	March 31, 2010	December 31, 2009
ASSETS:	Unaudited	Audited
Current Assets:
Cash and cash equivalents	$713	616
Note receivable - Aegis/Grizzle (Note 4)	-	295
Accrued interest receivable	1	4
Advances and accounts receivable	55	1
Income taxes receivable (Notes 2, 8)	428	489
Deposits	202	202
Prepaid expenses	9	16
Assets held for sale	-	134
Total Current Assets	1,408	1,757

Property, equipment and software, net (Note 2)	119	94

Other Assets
Mortgages receivable - Net of allowance for bad debts of $139 on Mar 31, 2010 and Dec 31, 2009 (Notes 2, 4)	232	232
Investment in Boston Property, net of impairment of $955 and $889 on March 31, 2010 and on December 31, 2009, respectively (Note 3)	2,080	2,073
Land (Notes 2, 3)	1,324	991
Water shares (Notes 2, 3)	8,175	2,267
Options on real estate (Notes 2, 3)	2,647	2,586
Dam Construction (Note 3)	265	163
Other real estate owned - net of impairment of $166 and $313 and accumulated depreciation of $24 and $40 on March 31, 2010 and December 31, 2009, respectively (Note 2)	609	1,042
Farm product	22	-
Total Other Assets	15,354	9,354
TOTAL ASSETS	$16,881	11,205

LIABILITIES & STOCKHOLDERS' EQUITY:
Current Liabilities:
Accounts payable	$284	281
Short term borrowings (Note 5)	950	950
Deposits held	31	30
Accrued liabilities	36	5
Total Current Liabilities	1,301	1,266

Notes Payable - Long Term (Note 5)	6,831	2,175
Total Liabilities	8,132	3,441

Stockholders' Equity:
Common stock, $0.001 par value, 100,000,000 shares authorized, 11,049,583 and 9,214,583 shares issued and outstanding at Mar 31, 2010 and Dec 31, 2009, respectively	11	9
Additional paid-in capital	11,188	9,200
Accumulated (deficit)	(4,981)	(4,120)
Total Two Rivers Water Company Shareholders' Equity	6,218	5,089
Noncontrolling interest in subsidiaries (Note 2)	2,531	2,675
Total Stockholders' Equity	8,749	7,764
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$16,881	11,205

The accompanying notes to consolidated financial statements are an integral part of these statements.

Two Rivers Water Company March 31, 2010 10Q

TWO RIVERS WATER COMANY AND SUBSIDIARIES
Consolidated Statements of Operations  (In Thousands)
(Unaudited)

	Three Months Ended
	March 31, 2010	March 31, 2009

Revenue
Loan Fees and real estate income	$30	11
Interest revenues	4	35
Member assessments	18	-
Total Revenue	52	46
Direct cost of revenue	27	7
Gross Profit	25	39

Operating Expenses:
General and administrative	736	117
Depreciation and amortization	5	3
Total operating expenses	741	120
(Loss) from operations	(716)	(81)

Other income (expense)
Gain on sale of investments	-	64
Interest income	-	3
Interest (expense)	(58)	(2)
Other income (expense)	(10)	(13)
Total other income (expense)	(68)	52
Net (Loss) from continuing operations before taxes	(784)	(29)

Income tax benefit (expense) (Note 8)	-	-
Net (Loss) from continuing operations	(784)	(29)

Discontinued Operations (Note 10)
Loss from operations of discontinued real estate and mortgage business (including gain on disposal of real estate of $8 and $0 for 3 months ending March 31, 2010 and March 31, 2009, respectively)	(150)	(622)
Income tax benefit	-	62
(Loss) on discontinued operations	(150)	(560)

Net (Loss)	(934)	(589)

Less net loss attributable to the noncontrolling interest (Note 2, 7)	73	-

Net (Loss) atributable to Two Rivers Water Company	$(861)	(589)

(Loss) Per Share - Basic:
(Loss) from continuing operations	(0.08)	(0.00)
(Loss) from discontinued operations	(0.01)	(0.07)
Total	(0.09)	(0.07)

Weighted Average Shares Outstanding:
Basic	10,132	8,957

The accompanying notes to consolidated financial statements are an integral part of these statements.

Two Rivers Water Company March 31, 2010 10Q

TWO RIVERS WATER COMPANY AND SUBSIDIARIES
Consolidated Statements of Cash Flows (In Thousands)
(Unaudited)
	For the three months ended March 31,
	2010	2009
Cash Flows from Operating Activities:
Net (Loss) Income	$(934)	$(589)
Adjustments to reconcile net income or (loss) to net cash used in operating activities:
Depreciation (including discontinued operations)	15	16
(Decrease) in bad debt allowance on note receivables	-	(136)
Increase in reserves and impairments	80	440
Recapture of impairments from REOs sold	(161)	-
(Gain) from REOs sold (discontinued operations)	(8)	-
(Gain) on sale of investments and assets held	(40)	(64)
Stock based compensation and warrant extension	267	25
Noncontrolling interest in net loss	73	9
Changes in operating assets and liabilities:
(Decrease) in deferred revenue	-	(6)
(Increase) decrease in accounts receivable	(55)	4
Decrease (increase) in accrued interest receivable	4	-
Decrease in prepaid expenses and other assets	7	16
Decrease in mortgage loans receivable	-	695
(See Supplemental Information below)
Decrease (increase) in income tax receivable	61	(221)
Increase (decrease) in accounts payable	4	(36)
Increase (decrease) in accrued liabilities and other	32	(99)
Net Cash (Used in) Operating Activities	(655)	54

Cash Flows from Investing Activities:
Investments (increased)/decreased
Boston real estate	(73)	(216)
Marketable securities purchased	-	(37,539)
Proceeds from marketable securities sold	-	37,416
Proceeds from REO properties sold	387	136
Proceeds from asset held for sale	176	-
Purchase of property, equipment and software	(35)	(3)
Proceeds from fixed assets sold	-	3
Purchase of land, water shares, and options	(5,570)	-
Dam construction	(102)	-
Farm product	(22)	-
Net Cash Provided by/(Used in) Investing Activities	(5,239)	(203)

Cash Flows from Financing Activities:
Increase in long term borrowings	4,656	-
Private placement - net of placement costs	1,335	-
Retirement of Common Stock	-	(68)
Net Cash Provided by Financing Activities	5,991	(68)
Net (Decrease) in Cash & Cash Equivalents	97	(217)
Beginning Cash & Cash Equivalents	616	874
Ending Cash & Cash Equivalents	$713	$657
Continued on next page

Two Rivers Water Company March 31, 2010 10Q

Continued from previous page

Supplemental Disclosure of Cash Flow Information
Non cash settlement on short term mortgages and transfers	$-	$482
Non-controlling interest	$(168)	$-
Cash paid for Interest	$75	$29
Cash paid for Income Taxes	$-	$239
Cash received from Income tax refunds	$61	$-
Common stock issued for land and water share purchase	$500	$-
Conversion of note receivable for loan on land	$295	$-
Increase in Water Shares due to acquisition costs	$174	$-

The accompanying notes to consolidated financial statements are an integral part of these statements

Two Rivers Water Company March 31, 2010 10Q

TWO RIVERS WATER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Year Ended December 31, 2009 and 2008   (In thousands)
(Unaudited)

				Accumulated
	Voting		Additional	Other	Non-
	Common Stock		Paid-in	Comprehensive	Controlling	Accumulated	Stockholders'
	Shares	Amount	Capital	Income	Interest	(Deficit)	Equity

Balances, December 31, 2007	8,924	$9	8,758	1,578	-	(1,377)	8,968

Net Income	-	-	-	-	-	182	182
Options exercised	100	-	5	-	-	-	5
Change in unrealized gains	-	-	-	(1,578)	-	-	(1,578)
Stock-based compensation expense	-	-	114	-	-	-	114
Retirement of Stock- open market purchases	(5)	-	(4)	-	-	-	(4)
Balances, December 31, 2008	9,019	9	8,873	-	-	(1,195)	7,687

Net (Loss)	-	-	-	-	(175)	(2,925)	(3,100)
Stock-based compensation expense	-	-	118	-	-	-	118
Retirement of Stock - open market purchases	(155)	-	(94)	-	-	-	(94)
Stock purchased through private placement	150	-	150	-	-	-	150
Options exercised	200	-	10	-	-	-	10
Recovered BPZ stock	-	-	143	-	-	-	143
Non-controlling interest in a subsidiary	-	-	-	-	2,850	-	2,850
Balances, December 31, 2009	9,214	9	9,200	-	2,675	(4,120)	7,764

Net (Loss)	-	-	-	-	(73)	(861)	(934)
Non-controlling interest in subsidiaries	-	-	-	-	(71)	-	(71)
Stock-based compensation expense	-	-	217	-	-	-	217
Warrant extension expense	-	-	50	-	-	-	50
Stock issued in exchange for land and water shares	500	1	499	-	-	-	500
Stock purchased through private placement	1,335	1	1,334	-	-	-	1,335
Direct cost of private placement	-	-	(112)	-	-	-	(112)
Balances, March 31, 2010	11,049	$11	11,188	-	2,531	(4,981)	8,749

The accompanying notes to consolidated financial statements are an integral part of these statements.

Two Rivers Water Company March 31, 2010 10Q

TWO RIVERS WATER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2010 and March 31, 2009
(Unaudited)

NOTE 1 - ORGANIZATION

GENERAL

Two Rivers Water Company (“Two Rivers” or “the Company”) was incorporated in December 2002 in the state of Colorado, as a wholly owned subsidiary of Navidec Inc. ("Old Navidec"). The Company was formerly known as Navidec Financial Services, Inc. until it changed its name on November 19, 2009 to Two Rivers Water Company.  The Company’s operations are primarily centered in Colorado.

On August 17, 2009 HCIC Holdings, LLC (“HCIC”), a Colorado limited liability company, was formed to acquire and operate the a water business consisting of ownership of water rights, storage of water and distribution of water (the “Water Business”).  The Company owns 50% of HCIC, through its 100% owned subsidiary, TRWC, Inc.  The other owner of 50% of HCIC is Two Rivers Basin LLC (“TRB”); a Colorado limited liability company.

On March 17, 2010, the Company formed Two Rivers Farming, LLC (“Farming”) to acquire and operate agriculture land either as a sole operator or in joint venture with other individuals and companies (the “Farming Business”).  Two Rivers is Farming’s sole member and owner.  Two Rivers intends to hold whatever ownership interest it has in the Farming Business within Two Rivers Farming, LLC.

On March 17, 2010, the Company formed Two Rivers Energy, LLC (“Energy”), a Colorado limited liability company, to produce alternative energy on land owned by the Company, or the Company’s subsidiaries.  Two Rivers is Energy’s sole member and owner.  The Company plans to develop alternative energy equipment and the subsequent production of alternative energy primarily from solar energy which might be operated through a joint venture with one or more other entities which are not yet determined (the “Energy Business”). Two Rivers intends to hold whatever ownership interest it has in the Energy Business within Two Rivers Energy, LLC.

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

The Company intends to focus its entire efforts on the development of the Water, Farming and Energy Businesses.  Therefore, the Company is winding down and/or disposing of its other businesses.  The Company is in the process of completing the purchase of the remaining outstanding shares of Huerfano-Cucharas Irrigation Company; a Colorado Mutual Ditch Company (the “Mutual Ditch Company”) located in Huerfano and Pueblo counties in the State of Colorado and additional land, which would assist in perfecting water rights and provide additional water resources.  As of March 31, 2010 HCIC had a 71% ownership in the Mutual Ditch Company.

The Mutual Ditch Company owns a large privately held, on-stream reservoir of 41,200 acre feet capacity with associated direct flow and storage rights and a mutual ditch water distribution system that holds easement rights into the Arkansas River.

Two Rivers Water Company March 31, 2010 10Q

The Company’s objective is to develop the Mutual Ditch Company’s water resources and enhance water storage capacity to the fully permitted 41,200 acre feet through a major dam and structure renovation and improvement project.  Along with developing water resources, the Company is purchasing farmland, farming the land and intends to supply alternative energy to the Colorado market.

SUBSIDIARIES

Two Rivers is the parent company and owns 100% of TRWC, Inc., Two Rivers Farming and Two Rivers Energy.   Two Rivers also owns 50% of HCIC Holdings, LLC.  HCIC Holdings LLC owns 71% of the Mutual Ditch Company as of March 31, 2010.  Two Rivers owns 98% of Northsight, Inc.   Northsight owns 100% of Southie Developments and Legendary Investment Group.

TRWC, INC. (formerly Two Rivers Water Company)

On July 28, 2009, the Company formed Two Rivers Water Company, a Colorado corporation.  On November 19, 2009, with shareholder approval, the Company changed its parent name from Navidec Financial Services, Inc. to Two Rivers Water Company.  Simultaneously the Company changed the original Two Rivers Water Company’s name to TRWC, Inc. (“TRWC”).  The Company owns 100% of TRWC.

HCIC HOLDINGS, LLC

Two Rivers currently operates a water acquisition, development and distribution business in Huerfano County, Colorado through its 50% owned subsidiary HCIC, which at December 31, 2009 had an 18% ownership in the Mutual Ditch Company.  As of March 31, 2010, HCIC owned 71% of the Mutual Ditch Company.  As of April 30, 2010, HCIC owned 74% of the Mutual Ditch Company and had under contract to purchase another 16% of the Mutual Ditch Company.

On August 17, 2009, Two Rivers, through its wholly owned subsidiary TRWC, and TRB formed HCIC, a joint venture.  Under the terms of the joint venture agreements, the Company, at the Company’s sole discretion, can contribute up to $2,850,000 in cash. As of December 31, 2009 the Company had contributed $1,807,000 in HCIC.  At May 6, 2010, the Company has contributed $3,670,000 to HCIC and the related Water Project.  As of March 31, 2010 the Company has contributed $637,000 over its $2,850,000 capital contribution.  The capital contribution was eliminated in the consolidation with HCIC.

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

Two Rivers Water Company March 31, 2010 10Q

Before the formation of HCIC on August 17, 2009, TRB paid $130,000 to 93% of the shareholders of the Mutual Ditch Company for the right to purchase the shares of the Mutual Ditch Company.  During the three months ended September 30, 2009, HCIC paid $70,000 to extend the option to purchase land and water shares from shareholders of the Mutual Ditch Company.  If the land and water shares are purchased, the option payments will reduce the purchase price.  As of March 31, 2010, HCIC owned 71% of the Mutual Ditch Company.  As of April 30, 2010, HCIC exercised additional options to bring HCIC ownership of the shares of the Mutual Ditch Company to 74%.  Although the previous options have expired, management is attempting to acquire over 90% of the Mutual Ditch Company.  The Company holds option extensions to close an additional 16% of the Mutual Ditch Company shares.

HUERFANO-CUCHARAS IRRIGATION COMPANY

Huerfano-Cucharas Irrigation Company; a Colorado Mutual Ditch Company is located in Huerfano and Pueblo counties in the State of Colorado.  The Mutual Ditch Company owns water rights, water storage and distribution systems in Huerfano and Pueblo counties.  As of March 31, 2010, HCIC owned 71% and as of April 30, 2010 owned 74% of the Mutual Ditch Company.

TWO RIVERS FARMING, LLC

The Company formed Two Rivers Farming, LLC to reintroduce agriculture activity in Huerfano and Pueblo counties in Colorado.  With the planned re-construction of the main reservoir (the Cucharas Reservoir) owned by the Mutual Ditch Company, Farming plans to lease water from the Mutual Ditch Company to begin to produce agriculture crops.

Two Rivers intends to hold whatever ownership interest it has in the Farming Business within Two Rivers Farming, LLC.

Farming is planning operations to prepare 500 acres of land for planting in the 2010 growing season.

TWO RIVERS ENERGY, LLC

The Company formed Two Rivers Energy, LLC to focus on the production of alternative energy.  As of March 31, 2010, there are no assets being held in Energy.  Two Rivers intends to hold whatever ownership interest it has in the Energy Business within Two Rivers Energy, LLC.

HCIC holds a real estate contract to purchase 1,800 acres that is served by the Mutual Ditch Company.

The Company is in the process of seeking financing and a joint venture partner to develop their energy business.

LEGENDARY INVESTMENT GROUP, LLC

Legendary Investment Group, LLC (“Legendary”) is a limited liability company under the laws of the state of Arizona.  It was formed in October 2008 and in December 2008 became a 100% owned subsidiary of Northsight.  Northsight acquired Legendary based on Northsight’s ability to fund and expand Legendary’s business.   There is no formal amount of future funding and expansion and Northsight can withdrawal their funding at any time without material future financial exposure.  Legendary’s business is in Arizona and focused on residential investors and property management.  Legendary has assisted the Company with the management and selling of Arizona property owned by the Company.

Legendary has expanded its residential property management service to properties in the Phoenix area that are not owned by the Company.

Two Rivers Water Company March 31, 2010 10Q

NORTHSIGHT, INC. (formerly Navidec Mortgage Holdings, Inc.) – Discontinued Operations

In early 2009 Northsight discontinued its short term bridge lending in an effort to reduce its exposure to credit risk.  No new loans have been granted since early 2009.  As of March 31, 2010 and December 31, 2009, Two Rivers had $231,000 (net of an allowance for impairment of $139,000) in short term bridge loans outstanding.

SOUTHIE DEVELOPMENTS,LLC – Discontinued Operations

Two Rivers formed a Colorado limited liability company, Southie Developments, LLC, (“Southie”) on January 31, 2008, as its sole and managing member.  Southie was organized to develop residential real estate for resale and to own and manage residential real estate acquired via foreclosure of real estate loans owned by Two Rivers.  Once a real estate loan defaults and Two Rivers obtains title to the collateral, Two Rivers transfers the property to Southie for development and management.  As part of the management and development of the properties transferred to it, Southie honors any existing residential leases and will potentially expend monies for rehabilitation of the property with the option of selling the property in a short time period, usually less than one year.  However, if Southie deems the property to be a good longer term investment, they might hold the property for periods longer than 12 months.  At March 31, 2010, Southie owned four properties and one development property, as discussed below.

In November 2007, Northsight purchased 56 Thomas Park, South Boston, Massachusetts 02127, a residential property, for $1,200,000 (“Thomas Park Property”). The Thomas Park Property is a 6,000 square feet single family residence that Northsight is converting into three 2,000 square feet individual condominium single family units. Northsight expects to purchase additional properties in the Boston area market to develop and sell or rent. As of May 19, 2008, Southie acquired a $1,200,000 construction loan with Mt. Washington Cooperative Bank for the development of the Thomas Park Property. The loan is due on June 1, 2010 with monthly interest only payments, at prime plus 2% interest rate and an interest rate floor of 7%.  As of December 31, 2009, the balance owed on the loan was $950,000.   Previously, this loan was due on November 19, 2009 but was extended to June 1, 2010.  As part of the agreement to extend the loan a principal reduction was due and an establishment of a restricted cash account to cover interest payments until June 1, 2010.   The restricted cash account was not established until January 12, 2010 and totaled $46,000.  As of March 31, 2010, the Company had invested $3,035,000 including the bank construction loan of $950,000.  The Thomas Park Property is now listed for sale.  Management is attempting to renegotiate a loan due date extension with Mt. Washington Cooperative Bank.

At March 31, 2010, Southie had two residential properties in Arizona and one property in Colorado acquired by foreclosure or deed-in-lieu process.  At March 31, 2010, the carrying value of these properties was $609,000 (net of $166,000 impairment and $24,000 in accumulated depreciation).

Effective January 1, 2010, Two Rivers transferred 100% of its ownership of Southie to Northsight.

Two Rivers Water Company March 31, 2010 10Q

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Two Rivers and its subsidiaries, TRWC, HCIC, Mutual Ditch Company, Farming, Energy, Legendary, Northsight, and Southie. As of March 31, 2010 and December 31, 2009, Northsight had a negative stockholders’ deficit, therefore, the consolidated financial statements do not include a provision for a liability for minority interest.  All significant inter-company balances and transactions have been eliminated in consolidation.

On August 17, 2009, Two Rivers through its wholly owned subsidiary TRWC, and TRB formed HCIC, a joint venture.  Under the terms of the Joint Venture agreements, the Company, at the Company’s sole discretion, can contribute up to $2,850,000 in cash. As of December 31, 2009, the Company had contributed $1,807,000.  At May 6, 2010, the Company had contributed $3,670,000 to HCIC and the related Water Project.  As of March 31, 2010 the Company has contributed $637,000 over its $2,850,000 capital contribution.  The capital contribution was eliminated in the consolidation with HCIC.

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

Before the formation of the HCIC on August 17, 2009, TRB paid $130,000 to 93% of the shareholders of the Mutual Ditch Company for the right to purchase the shares of the Mutual Ditch Company.  During the three months ended September 30, 2009, HCIC paid $70,000 to extend the option to purchase land and water shares from shareholders of the Mutual Ditch Company.  If the land and water shares are purchased, the option payments will reduce the purchase price.  If these options are not exercised by HCIC, then the full option payments of $210,000 will be forfeited by HCIC.  As of April 30, 2009, HCIC exercised options for 74% of the shares of the Mutual Ditch Company.  The remaining options have expired; although management is attempting to acquire over 90% of the Mutual Ditch Company.  As of March 31, 2010, HCIC owned 71% of the Mutual Ditch Company, and has consolidated the Mutual Ditch Company into HCIC.

On March 17, 2010, Two Rivers formed Two Rivers Farming, LLC and Two Rivers Energy, LLC as its wholly-owned subsidiaries.  Therefore, 100% of Farming and Energy operations and balance sheets are consolidated into Two Rivers.

Non-controlling Interest

Non-controlling interest is recorded for the entities HCIC and the Mutual Ditch Company that are consolidated but are not wholly owned by the Company.

Two Rivers Water Company March 31, 2010 10Q

Below is the breakdown of the non-controlling interests’ share of losses.

(in thousands)	Three months ending March 31, 2010	Year ending December 31, 2009
HCIC Holdings, LLC	$43	175
Mutual Ditch Company	30	-
Total	$73	$175

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

As of March 31, 2010, the Company had $478,000 in an individual bank demand deposit, of which $250,000 is covered by FDIC insurance.  All other bank accounts were under the FDIC insurance limit of $250,000.

As of March 31, 2010, the Company had $6,000 in cash in a stock brokerage account, and $26,000 in securities represented by 20,000 shares of the Company’s stock, which the Company plans to retire.  Stockholders’ equity at March 31, 2010 has been adjusted to reflect outstanding shares as if the 20,000 shares had already been retired.

Management reviews accounts receivable periodically and reduces the carrying amount by a valuation allowance that reflects management's best estimate of amounts that may not be collectible.  Allowances, if any, for uncollectible accounts receivable are determined based upon information available and historical experience.  As of March 31, 2010 and December 31, 2009, there was an allowance of $139,000 against a long term mortgage balance of $371,000.

Two Rivers Water Company March 31, 2010 10Q

No revenues to unaffiliated customers represented 10% or more of the Company’s revenue for the year ended December 31, 2009 and for the three months ended March 31, 2010.

Notes Receivable

The Company carries its notes receivable at cost or loan balance, subject to the valuation procedures described below.  The book value of these financial instruments is representative of their fair values. As of March 31, 2010 and December 31, 2009 the Company had a total of $232,000 invested in mortgages receivable, net of an allowance for bad debt of $139,000.

Interest is accrued monthly on notes receivable as earned and is no longer accrued if the loan becomes more than 90 days past due.  The Company provides a valuation for certain loans that are delinquent.  The valuation account is netted against notes receivable.  As of March 31, 2010, no interest was being accrued on the two remaining loans, since one loan is in default and under legal action and the other mortgage note is current with no accrued interest due.

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

Land is carried at cost and is not depreciated.

Intangibles

Intangibles with an indefinite life.  As of March 31, 2010 the estimated fair value of the intangible asset with an indefinite life is $8,175,000, consisting of the purchase price of water rights acquired through the Company’s purchase of stock in the Mutual Ditch Company.   The water shares will not be amortized because they have an indefinite remaining useful life based on many factors and considerations, including, the historical upward valuation of water rights within Colorado.  Once per quarter, Management will assess the value of the water rights held, and in their opinion, if the rights have become impaired, Management will establish an allowance against the water rights.

Two Rivers Water Company March 31, 2010 10Q

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

Part 1—Real estate owned at end of period (in thousands)						Part 2—Rental income (in thousands)
Column A—List classification of property as indicated below	Column B—Amount of encum-brances	Column C—Initial cost to company	Column D—Cost of improve-ments, etc.	Column E—Amount at which carried at close of period	Column F—Reserve for depreciation and impairments	Column G—Rents due and accrued at end of period	Column H—Total rental income applicable to period	Column I—Expended for interest, taxes, repairs and expenses	Column J—Net income applicable to period
Farms
Residential
Arizona	$0	263	2	265	67	0	13	3	10
Colorado	0	407	5	412	45	0	23	16	7
Massachusetts	950	1,200	1,835	3,035	955	0	0	0	0

Apartments and business	0	0	0	0	0	0	0	0	0
Unimproved	0	0	0	0	0	0	0	0	0
VA	0	123	0	123	79	0	0	1	(1)
CO	600	1,324	0	1,324	0	0	0	1	(1)
Total	1,550	3,317	1,842	5,159	1,146	0	37	21	16
Rent from properties sold during period
AZ							3	2	1
Total	$1,550	3,317	1,842	5,159	1,146	0	40	23	17

Two Rivers Water Company March 31, 2010 10Q

Real Estate Detail (in thousands)	Boston Property	Other Real Estate Owned	Total
Beginning Balance January 1, 2010:	$2,073	$2,033	$4,106
Additions during the period:
Acquisitions through foreclosure			0
Other acquisitions		342	342
Improvements, etc.	73	2	75
Other (describe) – impairment & depreciation reclassification		66	66
Deductions during the period:			0
Cost of real estate sold		(487)	(487)
Impairments	(66)	(19)	(85)
Other (describe) - depreciation		(4)	(4)
Ending Balance, Mar 31, 2010	$2,080	$1,933	$4,013

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

Below is a summary of premises and equipment:

Asset Type	Life in Years	March 31, 2010	December 31, 2009
Office equipment & Furniture	5 – 7	$100,000	$86,000
Computers	3	60,000	52,000
Vehicles	5	32,000	-
Website	3	2,000	2,000
Subtotal		194,000	140,000
Less Accumulated Depreciation		75,000	46,000
Net Book Value		$119,000	$94,000

Two Rivers Water Company March 31, 2010 10Q

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

Revenue Recognition

Mortgage Revenues - When active in the residential mortgage loan business, the Company primarily recognized its operating revenue through its subsidiary, Northsight, Inc., by charging origination fees from borrowers and earning interest and penalty fees on outstanding loan balances.  Northsight recognizes fee and interest income on bridge, asset and conventional mortgage loans after mortgage loan transactions close.

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

During the year ended December 31, 2009, the Company recognized income totaling $11,000 from origination fees.  During the three months ended March 31, 2010, the Company did not recognize income from mortgage activity.

Interest Revenues - Revenues from interest are recorded at the time they are earned, thus the revenues shown are for interest actually received and the accruals for that which is due to the Company except for delinquent accruals over 90 days as discussed under notes receivable above. Interest continues to accrue until a foreclosure process begins.  At that point, no additional interest is accrued for book purposes. Interest revenues for the three months ended March 31, 2010 and the year ended December 31, 2009 were $4,000 and $43,000, respectively and exclude accruals for delinquent notes receivable over 90 days.  Two Rivers accrues interest and penalty interest income at the end of each quarter.

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

Two Rivers Water Company March 31, 2010 10Q

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

Net Income (Loss) per Share

Basic net income per share is computed by dividing net income attributed to Two Rivers available to common shareholders for the period by the weighted average number of common shares outstanding for the period. Diluted net income (loss) per share is computed by dividing the net income for the period by the weighted average number of common and potential common shares outstanding during the period.

The dilutive effect of 3,631,510 options and 2,815,000 warrants at December 31, 2009, has not been included in the determination of diluted earnings per share since, under ASC 260, they would be anti-dilutive.  As of March 31, 2010, the Company had converted 1,905,948 options to restrictive stock units (“RSU”).  The conversion and the remaining options and warrants as of March 31, 2010 have not been included in the determination of diluted earnings per share since they would be anti-dilutive.

Comprehensive Income (Loss)

Comprehensive income (loss) includes net income or loss and changes in equity from the market price variations in securities held by the Company.

Recently issued Accounting Pronouncements

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

On December 23, 2009, the FASB issued ASU 2009-17 to amend U.S. GAAP to incorporate the guidance from ASC 810, Amendments to FASB Interpretation No. 46R.  ASC 810 is a revision to FASB Interpretation No. 46R(ASC 810), Consolidation of Variable Interest Entities, and changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The objective of ASC 810 is to amend certain requirements of FIN 46®, to improve financial reporting by enterprises involved with VIEs and to provide more relevant and reliable information to users of financial statements.  ASU 2009-17 is effective for the Company’s fiscal year beginning January 1, 2010.  The Company has adopted this guidance in accounting for its 50% ownership in HCIC for the year ended December 31, 2009.

Two Rivers Water Company March 31, 2010 10Q

There were various other accounting standards and interpretations issued in 2009 and 2008, none of which are expected to have a material impact on the Company’s financial position, operations or cash flows.

NOTE 3 – INVESTMENTS

In December 2007, Northsight purchased a three-unit property in Boston, Massachusetts, known as Thomas Park. The objective is to rehabilitate the property and then sell it.  During the quarter ending June 30, 2008, this property was transferred to Southie.  As of March 31, 2010, the Company and subsidiaries had invested $3,035,000 in the property.  Part of this investment is funded by a $1,200,000 line of credit from Mt. Washington Cooperative Bank, of which $950,000 was payable on this line as of December 31, 2009.   At the end of 2009, the Company performed an analysis of the fair market value of the Thomas Park and reduced the market price by a 6% cost of sale and $250,000 estimated to complete the project and determined an allowance/impairment of $397,000 was necessary.  For the three months ending March 31, 2010 the Company recognized an additional impairment of $66,000.

The Company also has acquired real estate through foreclosure or deed in lieu of foreclosure from its activity in granting short term mortgage financing.  At March 31, 2010, the valuation of these real estate owned properties is $799,000 less an impairment allowance of $166,000 and accumulated depreciation on the rental properties of $24,000, for a net balance of $609,000.

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

Options on real estate

Under the terms of the HCIC joint venture, the non-related party owning 50% of HCIC, TRB, contributed options on purchasing the Mutual Ditch Company along with purchase agreements for acquiring land.  TRB also contributed cash being held in escrow or that had been paid to owners of the shares of the Mutual Ditch Company.  The Company initially valued TRB’s contribution to HCIC at $2,850,000 and as of March 31, 2010, the value was $2,632,000 due to TRB’s share of HCIC’s losses.

Dam construction

The Company has commenced engineering for the reconstruction of the dam owned by the Mutual Ditch Company.  These costs are capitalized, added to the cost of the dam, and not amortized or depreciated until the dam reconstruction is completed in accordance with ASC 360 and 835.

Two Rivers Water Company March 31, 2010 10Q

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

During 2009, Mr. Grizzle paid $155,000 against principal plus all accrued interest through November 24, 2009.  During the three months ended March 31, 2010, in order for the Company to receive a $215,000 loan from a private party, the Company’s Board authorized the assignment of the Company’s collateral in the Grizzle note to the lender.  Further, the Board authorized the full release of the note receivable from Grizzle.  The Company recognized the fair value of the note receivable released as an additional cost of land and water shares for the three months ending March 31, 2010.

Mortgages Receivable

In July 2007, Northsight began making short term loans to purchasers of residential properties who purchase their property as part of or after the repossession in a foreclosure proceeding.  As of December 31, 2008, Two Rivers had $2,197,000 in such loans (net of allowance of $476,000 and unearned income of $6,000).  The loans are made primarily to good credit borrowers and are collateralized by a first mortgage on the purchased properties.  The average numbers of days outstanding for the loans are less than 90 days, and the primary takeout on the loans is long term financing through secondary sources such as the Federal National Mortgage Association.

In June 2008, the Company transferred the ownership of the short term loans from Northsight, Inc. to the Company.  Due to this transfer, the Company funds and owns the loans.  There is no longer an intercompany transfer of funds for mortgage loans.  As of December 31, 2009, Two Rivers had $232,000 (net of allowance of $139,000) in such loans.  As of March 31, 2010, $253,000 represented by one loan, was past 90 days due.

Two Rivers Water Company March 31, 2010 10Q

Summary of Receivables

Note From	Due	Principal Amount	3/31/10 Balance	Annual Interest rate	Accrued Interest	Collateral
Short term home mortgages	Various and on-going	$371,000	$371,000	9.95% to 14%	$-	First mortgage
Less: Impairments			(139,000)
Net Balance			$232,000

NOTE 5 – NOTES PAYABLE

In May 2008, Northsight arranged for a construction line of credit for $1,200,000, due November 2009.  Proceeds from this line were used strictly for the renovation of the Thomas Park property in Boston with the intent to resale.  As of December 31, 2008, the balance outstanding was $1,141,000.  (See also Note 4.)  Since the loan inception, the Company has capitalized $54,000 in interest costs during the construction stage and has expensed $87,000 in interest. This construction line was due November 19, 2009 with interest only payments at prime +2%, with a floor at 7%.  The note was extended to June 1, 2010 with the same interest rate.  For the extension, the bank required cash to be set aside to cover interest payment through June 1, 2010.  This restricted cash account was established January 2010 with a balance of $46,000.  The line contains general covenants which management believes are in full compliance.  This note is collateralized by a first security interest in Thomas Park and the personal signature of John McKowen, CEO.  The Company is in the process of working with Mt. Washington Cooperative Bank on another extension past June 1, 2010.

Beginning on September 17, 2009, HCIC began acquiring shares in the Mutual Ditch Company and related land from a Mutual Ditch Company shareholder.  As part of these acquisitions, many sellers took back notes payable by HCIC to the seller.  As of December 31, 2009 these loans totaled $2,175,000. As of March 31, 2010 these loans totaled $6,831,000.   The notes carry interest at 6% per annum, interest payable monthly, the principal due September 1, 2012 through March 31, 2013, and are collateralized by the Mutual Ditch Company shares and land.

Of the $6,831,000 in seller carry back notes, $864,000 provides the holders the right to convert some or all of the amounts owing into the Company’s stock at $1/share.  The holder can convert anytime until the note is paid.  In the future, if the market value of the Company’s stock is in excess of $1.00/share, there will be an additional expense recognized due to the conversion feature. These notes are due March 31, 2013 with 6% annual interest, with the interest paid monthly.

Two Rivers Water Company March 31, 2010 10Q

NOTE 6 – INFORMATION ON BUSINESS SEGMENTS

We organize our business segments based on the nature of the products and services offered. We primarily focus on the Water Business with Two Rivers Water Company as the parent company and TRWC and HCIC Holdings JV as subsidiaries.  Two Rivers Water Company also holds our legacy assets that include the mortgage notes receivable, the property acquired through foreclosure or deed in lieu of foreclosure on previous mortgage notes held by the Company.  Other existing and prior real estate activity is held in Northsight and Northsight’s subsidiaries, Southie and Legendary.  Southie was a wholly owned subsidiary of Two Rivers until the Company’s board approved the transfer of Southie as a 100% owned subsidiary of Northsight effective January 1, 2010.

In the following tables of financial data, the total of the operating results of these business segments is reconciled, as appropriate, to the corresponding consolidated amount.  There are some corporate expenses that were not allocated to the business segments, and these expenses are contained in the “Total Operating Expenses” under Two Rivers Water Company.

Two Rivers Water Company March 31, 2010 10Q

Operating results for each of the segments of the Company are as follows (in thousands):

	For the three months ended March 31, 2010
	(In thousands)
	Two Rivers Water Co.	North- sight, Inc.	Southie, LLC	Legendary Investment Group, LLC	TRWC	HCIC Holdings JV	Two Rivers Farms	Two Rivers Energy	Mutual Ditch Company
Revenue
Loan fees, interest and other	$4			30	-	-	-	-	18
Cost of Services	-			(27)	-	-	-	-	-
Gross Profit	4			3	-	-	-	-	18

Total Operating Expenses	528			19	29	28	-	15	123

Total Other Income/(Expense)	(10)			-	-	(58)	-	-	-
Net (Loss) Income from continuing operations before income taxes	(534)			(16)	(29)	(86)	-	(15)	(105)
Income Taxes (Expense)/Credit	-			-	-	-	-	-	-

Net Income (Loss) from continuing operations	(534)			(16)	(29)	(86)	-	(15)	(105)

Discontinued operations:
Loss from operations of discontinued real estate and mortgage business	-	(8)	(142)	-	-	-	-	-	-
Income tax benefit	-			-	-	-	-	-	-
Loss on discontinued operations	-	(8)	(142)	-	-	-	-	-	-

Non-controlling interest						43	-	-	31

Net (Loss) Income	$(534)	(8)	(142)	(16)	(29)	(43)	-	(15)	(74)

Segment assets	$1,198	129	2,742	38	6	12,389	22	-	357

Two Rivers Water Company March 31, 2010 10Q

	For the three months ended March 31, 2009
	(In thousands)
	Two Rivers Water Co	Northsight, Inc.	Southie, LLC	Legendary Investment Group, LLC
Revenue
Loan fees, interest and other	$35	-	-	11
Cost of Services	-	-	-	(7)
Gross Profit	35	-	-	4

Total Operating Expenses	93	-	-	25

Total Other Income/(Expense)	50	-	-	-
Net (Loss) Income from continuing operations before income taxes	(8)	-	-	(21)
Income Taxes (Expense)/Credit	(7)	-	-	7

Net Income (Loss) from continuing operations	(15)	-	-	(14)

Discontinued operations:
Loss from operations of discontinued real estate and mortgage business	-	(81)	(541)
Income tax benefit	-	28	34
Loss on discontinued operations	-	(53)	(507)	-

Non-controlling interest	-	-	-	-

Net (Loss) Income	$(15)	(53)	(507)	(14)

Segment assets	$1,951	146	6,069	18

Two Rivers Water Company March 31, 2010 10Q

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

During the three months ended March 31, 2010 the Company’s Board authorized a private placement of up to 5,000,000 shares at $1.00 per share to accredited investors.   As of March 31, 2010 the Company had accepted subscriptions representing 1,335,000 shares for gross proceeds of $1,335,000.
During the three months ended March 31, 2010 the Company purchased land and water shares in the Mutual Ditch Company with cash and the issuance of 500,000 shares valued at $1.00 per share.

Stock Options and Restrictive Stock Units (RSUs)

The Company has a Stock Incentive Plan (the "Incentive Plan"), that allows the Company to grant incentive stock options and/or purchase rights (collectively "Rights") to officers, employees, former employees and consultants of the Company and its subsidiaries.  The board has given the ability to grant Rights to the CEO.

A summary of the Two Rivers option plan is as follows:

	Shares	Weighted Average Exercise Price
Outstanding, January 1, 2009	3,941,510	$1.33
Granted	-	-
Cancelled	(110,000)	$2.00
Expired	-	-
Exercised	(200,000)	$0.05
Outstanding, January 1, 2010	3,631,510	$1.38
Granted	-	-
Cancelled	(1,905,948)	$1.41
Expired	-	-
Exercised	-	-
Outstanding, March 31, 2010	1,725,562	$1.36
Options Exercisable , March 31, 2010	1,725,562	$1.36

Two Rivers Water Company March 31, 2010 10Q

A summary of the Northsight option plan is as follows:

	Shares	Weighted Average Exercise Price
Outstanding, January 1, 2009	582,777	$0.50
Granted	-	-
Cancelled	(562,777)	$0.50
Expired	-	-
Exercised	-	-
Outstanding, January 1, 2010	20,000	$0.50
Granted	-	-
Cancelled	-	-
Expired	-	-
Exercised	-	-
Outstanding, March 31, 2010	20,000	$0.50
Options Exercisable , March 31, 2010	6,667	$0.50

If all of the Northsight options outstanding at March 31, 2010 were exercised, the impact on the minority interest would be immaterial.

During the three months ended March 31, 2010, the Company converted 1,905,948 of its stock options to RSUs.  Under ASC 718, a computation was made to perform a fair value of the options and the fair value of the RSUs.  The expense recognized for the three months ended March 31, 2010 is $134,000.  The remaining unamortized amount is $1,202,000.

Further, during the three months ended March 31, 2010, an additional 2,200,000 RSUs were granted to the Company’s key employees.  The fair value of this award is $1,980,000 (assuming an estimated forfeiture of 10%) which is recognized over three years.  For the three months ended March 31, 2010, this expense was $83,000.

The Black-Scholes model of fair value was used using the following variables:

Expected stock price volatility	35%
Risk-free interest rate	2.64%
Expected option life (years)	3.3 to 5.2
Expected annual dividend yield	0%

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

Two Rivers Water Company March 31, 2010 10Q

The fair value of each option award is estimated on the date of grant using a Black-Scholes option pricing model that uses the assumptions noted in the table below. Because this option valuation model incorporates ranges of assumptions for inputs, those ranges are disclosed above. The Company utilizes historical volatility of other entities in a similar line of business for a period commensurate with the contractual term of the underlying financial instruments and used weekly intervals for price observations. The Company will continue to consider the volatilities of those entities unless circumstances change such that the identified entities are no longer similar to the Company or until there is sufficient information available to utilize the Company’s own stock volatility. The risk-free rate for periods within the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The Company believes these estimates and assumptions are reliable. However, these estimates and assumptions may change in the future based on actual experience as well as market conditions.

Warrants

At the Company’s Board meeting held on February 26, 2010, the Board authorized to extend its existing warrants from a May and July, 2010 expiration date to an expiration date of December 31, 2010.

The following warrants to purchase common stock are outstanding:

Number of common shares covered by warrants	Exercise Price	Expiration Date
1,332,500	$4.00	December 31, 2010
1,332,500	2.00	December 31, 2010
150,000	1.00	December 31, 2010
2,815,000

Due to the extension of the warrant expiration date, a new fair value calculation was performed using the Black-Scholes method using the following variables:

Expected stock price volatility	35%
Risk-free interest rate	2.64%
Expected option life (years)	3.3 to 5.2
Expected annual dividend yield	0%

Based on this calculation, an expense of $50,000 was recognized for the three months ended March 31, 2010.

NOTE 8 – INCOME TAXES

At December 31, 2009, the Company estimated a total 2009 income tax benefit and related expected refund of $489,000.

During the three months ended March 31, 2010, the Company evaluated its potential tax benefit from the loss recognized for this period.   The tax benefit is as follows:

Two Rivers Water Company March 31, 2010 10Q

Statutory Rate Reconciliation
Federal Rate	34.00%
State Rate	4.63%
Federal benefit of State Rate	(1.57)%
Net Effective Rate	37.06%

Tax asset recognition (in thousands):
Loss reported on financials before taxes	$(868)
Tax adjustments:
Non-deductible impairment expense	14
Stock option expense	267
Entertainment and other items	8
Adjusted taxable loss	(579)
Net Effective Rate	37.06%
Tax benefit from loss carryback	$(215)

Refund expected as of December 31, 2009	$489
Refunds received	(61)
Deferred tax asset carried forward from 2009	277
Additional benefit from loss carryback above	215
Deferred tax asset valuation allowance	(492)
Tax receivable as of March 31, 2010	$428

Total current deferred tax asset of $215,000 is not recognized in current operations, since management has determined the tax benefit cannot be reasonably assured of being used in the near future.  Total deferred tax asset as of March 31, 2010 is $492,000.

NOTE 9 – DISCONTINUED OPERATIONS

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

The assets to be liquidated are presented at the lower of cost or current market values, as of March 31, 2010 and December 31, 2009 and are detailed as follows:

(in thousands)	Mar 31, 2010	Dec 31, 2009
Mortgages receivable	$371	371
Thomas Park project	3,035	2,962
Other real estate owned	799	1,529
Subtotal	4,205	4,862
Less allowances and depreciation	(1,284)	(1,381)
Net book value of property to sell	2,921	3,481
Less amounts owed on real estate to be sold	(950)	(950)
Net projected proceeds from mortgage receivables, Thomas Park, and other real estate owned	$1,971	2,531

Two Rivers Water Company March 31, 2010 10Q

Within the discontinued operations, during the three months ended March 31, 2010 and 2009, the Company recognized a gain on disposal of real estate of $8,000 and $-0-, respectively.

Within the discontinued operations, during the three months ended March 31, 2010 and 2009, the Company had $24,000 and $111,000 in revenue, respectively.

Because it is Management’s estimate that the above assets to be sold are stated at current fair market value, when these assets are sold it is projected not to be a further gain or loss.  However, market conditions can change which would then cause a gain or loss to be recognized upon sale.

These assets are held in the Company’s subsidiaries Northsight and Southie.

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

In July, 2009, Legendary signed a 36 month office lease that averages $1,000 per month.

The amounts due at the base rate are as follows:

Period	Amount Due
2010	$51,000
2011	$19,000
2012	$7,000

The Company also has equipment and software leases with the following commitments:

Period	Amount Due
2010	$5,000
2011	$5,000

Two Rivers Water Company March 31, 2010 10Q

Bank Accounts

As of May 19, 2008, Southie acquired a $1,200,000 construction loan with Mt. Washington Cooperative Bank for the development of the Thomas Park Property. The loan is due on June 1, 2010 with monthly interest only payments, at prime plus 2% interest rate and an interest rate floor of 7%.  As of December 31, 2009 and March 31, 2010, the balance owed on the loan was $950,000.   Previously this loan was due on November 19, 2009 but was extended to June 1, 2010.  As part of the agreement to extend the loan a principal reduction was due and an establishment of a restricted cash account to cover interest payments until June 1, 2010.   The restricted cash account was not established until January 12, 2010 and totaled $46,000.  As of March 31, 2010, $29,000 was in the restricted cash account.

HCIC Holdings, LLC – Joint Venture

On August 17, 2009, Two Rivers, through its wholly owned subsidiary TRWC, and TRB formed HCIC, a joint venture.  Under the terms of the joint venture agreements, the Company, at the Company’s sole discretion, can contribute up to $2,850,000 in cash. As of December 31, 2009 the Company had contributed $1,807,000 in HCIC.  At May 6, 2010, the Company has contributed $3,670,000 to HCIC and the related Water Project.  As of March 31, 2010 the Company has contributed $637,000 over its $2,850,000 capital contribution.  The capital contribution was eliminated in the consolidation with HCIC.

Defined Contribution Plan

Two Rivers has a 401(k) profit sharing plan (the “Plan").  Subject to limitations, eligible employees may make voluntary contributions to the Plan. The Company may, at its discretion, make additional contributions to the Plan.  The Company did not contribute during the three months ended March 31, 2010.

NOTE 11 – RELATED PARTY TRANSACTIONS

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

Two Rivers Water Company March 31, 2010 10Q

NOTE 12 – LEGAL PROCEEDINGS

Carson Suit

The Company was a co-defendant in a lawsuit filed on April 2, 2008 in Jackson County Circuit Court in Missouri.   The Company loaned money to Lydia Carson (borrower) to purchase a home in Kansas City Missouri.   The plaintiffs claimed they had a superior lien on the property that was in place before the borrower borrowed money from the Company for the purchase. On March 31, 2010, the amount owed by Lydia Carson to the Company was $253,000 (note balance of $315,000 less escrow held of $62,000).  On April 27, 2010 the Company received a judgment granting the Company a first lien position which the Company is in the process of foreclosing on the lien.

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

NOTE 13 – SUBSEQUENT EVENTS

This section includes all subsequent events through the date the financial statements were available to be issued.

Subsequent to March 31, 2010 and through May 7, 2010, the Company has received an additional $240,000 in its current private placement, representing 240,000 common stock shares to be issued.

At the Company’s Board Meeting held on April 22, 2010, the Company awarded 500,000 RSUs to two members of TRB (for a total of 1,000,000 RSUs) contingent on the TRB holder’s transfer of their interest in TRB to the Company.

Two Rivers Water Company March 31, 2010 10Q

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Note about Forward-Looking Statements

This From 10-Q contains forward-looking statements, such as statements relating to our financial condition, results of operations, plans, objectives, future performance and business operations. These statements relate to expectations concerning matters that are not historical facts. These forward-looking statements reflect our current views and expectations based largely upon the information currently available to us and are subject to inherent risks and uncertainties. Although we believe our expectations are based on reasonable assumptions, they are not guarantees of future performance and there are a number of important factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements. By making these forward-looking statements, we do not undertake to update them in any manner except as may be required by our disclosure obligations in filings we make with the Securities and Exchange Commission under the Federal securities laws. Our actual results may differ materially from our forward-looking statements.

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

On March 17, 2010, the Company formed Two Rivers Farming, LLC (“Farming”) to acquire and operate agriculture land either as a sole operator or in joint venture with other individuals and companies (the “Farming Business”).  Two Rivers is Farming’s sole member and owner.  Two Rivers intends to hold whatever ownership interest it has in the Farming Business within Two Rivers Farming, LLC.

On March 17, 2010, the Company formed Two Rivers Energy, LLC (“Energy”), a Colorado limited Liability Company, to produce alternative energy on land owned by the Company, or the Company’s subsidiaries.  Two Rivers is Energy’s sole member and owner.  The development of alternative energy equipment and the subsequent production of alternative energy will mostly be from solar and might be operated through a joint venture with one or more other entities, not yet determined (the “Energy Business”).  Two Rivers intends to hold whatever ownership interest it has in the Energy Business within Two Rivers Energy, LLC.

The Thomas Park project in South Boston (with an anticipated additional expenditure of $250,000) is ready for sale and is listed for a gross selling price of $2,567,000.  We have received an offer on one of the three units.  We are working with our realtor and our legal counsel in Boston to enter into a purchase and sale agreement.  As of March 31, 2010 we have invested $3,035,000 in Thomas Park, less an impairment of $995,000, for a carrying value of $2,080,000.

As of March 31, 2010, we have $609,000 in real estate owned (net, after an impairment of $166,000 and depreciation of $24,000).  It is management’s intent to liquidate all of this property during 2010.  During this liquidation, we do not anticipate any additional material expenses to be incurred.   If the property is held in Southie, proceeds from liquidation will be transferred to Two Rivers as a reduction of the intercompany debt that Southie and Northsight owe to the parent company.  Management expects to have the liquidation of real estate owned and mortgage notes receivable held completed by December 31, 2010.

Two Rivers Water Company March 31, 2010 10Q

To augment our efforts on the development of the Water Business and other related businesses we are in the process of completing the purchase of the remaining outstanding shares that we do not own of the Mutual Ditch Company and additional land which would assist in perfecting water rights and provide additional water resources.  As of March 31, 2010 HCIC had a 71% ownership in the Mutual Ditch Company.  As of April 30, 2010, HCIC owned 74% of the Mutual Ditch Company.

In order to assist with additional capital formation, our Board approved a private placement effective January 5, 2010 to offer the Company’s restricted common stock at $1.00/share.  The maximum offering is 5,000,000 shares, no minimum, and the offering expires February 28, 2010, and subsequently extended by the Board to April 30, 2010 with the intent to extend the expiration date again.  As of March 31, 2010 and May 7, 2010, 1,335,000 and 1,575,000 cumulative subscriptions have been received, respectively.  There can be no assurances that the Company will be able to raise funds under its current private placement.

Results of Operations
For the Three Months Ended March 31, 2010 Compared to the Three Months Ended March 31, 2009

During the three months ended March 31, 2010, we recognized revenues from continuing operations of $52,000, compared to $46,000 in revenues from continuing operations during the three months ended March 31, 2009.   Within our discontinued operations, during the three months ended March 31, 2010 and 2009 we recognized revenues of $24,000 compared to $111,000, respectively.  The decrease of $87,000 in our discontinued operations is a result of our company’s new focus on the Water, Farming and Energy Business and the liquidation of our legacy mortgage and real estate business.

The direct cost of delivering our continuing operations for the three months ended March 31, 2010 and 2009 were $27,000 and $7,000, respectively.  This increase is due to the expansion of our residential property management and brokerage business in the Phoenix area.  In terms of our discontinued operations, the direct cost of delivering the discontinued operations were $49,000 and $65,000, for the three months ended March 31, 2010 and 2009, respectively. The decrease of $16,000 is due to our winding down of the discontinued operations.

Operating expenses from continuing operations during the three months ended March 31, 2010 and 2009 were $741,000 and $120,000, respectively.  The increase of $621,000 is due to the non-cash expense of granting of restrictive stock units and extending warrants expiration dates ($267,000) and increase expenses as we expand our business focus in water, farming and energy.

Operating expenses from discontinued operations during the three months ended March 31, 2010 and 2009 were $42,000 and $201,000, respectively.  This reflects our new business focus and winding down of our discontinued operations.  For discontinued operations, we recognized an after tax benefit loss of $84,000 and $560,000 for the three months ended March 31, 2010 and 2009, respectively.

For continuing operations, during  the three months  ended  March  31,  2010 and 2009,  we  recognized  a net  loss  $784,000 and $29,000, respectively.  The increased loss of $755,000 is due from our rapid expansion of the Water, Farming and Energy Business.

Two Rivers Water Company March 31, 2010 10Q

LIQUIDITY

From the Company’s inception through March 31, 2010, we have funded our operations primarily from the following sources:
-	Equity proceeds through private placements of Two Rivers securities;
-	Revenue generated from operations;
-	Loans and lines of credit;
-	Sales of residential properties acquired through deed-in-lieu actions;
-	Sales of equity investments, and
-	Proceeds from the exercise of legacy Navidec, Inc. Options

Cash flow from operations has not historically been sufficient to sustain our operations without the above additional sources of capital.  As of March 31, 2010, the Company had cash and cash equivalents of $713,000.  Cash flow consumed by our operating activities totaled $655,000 for the three months ended March 31, 2009 compared to operating activities providing $54,000 for the three months ended March 31, 2009.

As of March 31, 2010, the Company had $1,408,000 in current assets and $1,301,000 in current liabilities.  The Company intends to continue with its strategy of liquidating its real estate assets to expand their Water, Farming and Energy Business and on its current private placement of its restricted common shares in order to provide additional capital to be used in the support of its operations.

Cash flows used by our investing activities for the three months ended March 31, 2010 were $5,239,000 compared to $203,000 for the three months ended March 31, 2009.  The increase is primarily due to our purchase of the shares in the Mutual Ditch Company.

For the three months ended March 31, 2009 we used $203,000 from investing activities.  We invested $216,000 in real estate in Boston, Massachusetts (Thomas Park), and received $136,000 from a sale of one REO property.  Through our marketable securities trading efforts, we purchased $37,539,000 in marketable securities and sold $37,416,000 in marketable securities.

Net cash produced in financing activities was $5,991,000 for the three months ended March 31, 2009 compared to a use of cash of $68,000 for the three months ended March 31, 2009.  During the three months ended March 31, 2010 we increased our long-term borrowings by $4,656,000 through owner financing of the water and land purchase for the Water Business, and sold $1,335,000 for cash in the Company’s common stock in a private placement.

Subsequent to March 31, 2010 and through May 7, 2010, the Company has sold $240,000 in its current private placement, representing 240,000 common stock shares to be issued.  The Board also approved the issuance of an additional 500,000 shares valued at $1.00 per share for the purchase of water shares and associated land.

For the three months ended March 31, 2009 from financing activities we used $68,000 in cash to purchase back our common stock, which was retired.

Two Rivers Water Company March 31, 2010 10Q

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

ALLOWANCE FOR BAD DEBT

Two Rivers’ policy on allowances for bad debt determines the timing and recognition of expenses.  The Company follows guidelines that establish allowances based off of historical and account specific trends; however, certain judgments affect the application of Two Rivers’ bad debt allowance policy. Two Rivers receivables are recorded net of an allowance for doubtful accounts which requires management to estimate amounts due which may not be collected.  This estimate requires consideration of general economic conditions, overall historical trends related to the Company’s collection of receivables, customer specific payment history, and customer specific factors affecting their ability to pay amounts due.  Management routinely assesses and revises its estimate of the allowance for doubtful accounts.  As of March 31, 2010 and December 31, 2009, we had $1,218,000 and $1,390,000, respectively, in allowances for bad debt and valuation impairments, as follows:

Allowance for:	Mar 31, 2010	Dec 31, 2009
Short Term Mortgages	$139,000	139,000
Boston Property – Thomas Park	955,000	889,000
Real Estate owned – depreciation	24,000	49,000
Real Estate owned – impairments	166,000	313,000
Total	$1,284,000	1,390,000

GOODWILL AND INTANGIBLE ASSETS

During the year ended 2009 and subsequently, the Company has acquired water shares in the Mutual Ditch Company, which is considered an intangible asset.   Currently, the water shares are recorded at purchase price less the Company’s prorata share of the negative net worth in the Mutual Ditch Company.  Management evaluates the carrying value, and if necessary, will establish an impairment of value to reflect current fair market value.  Currently, there are no impairments on the land and water shares.

Under the terms of the HCIC joint venture, the non-related party owning 50% of HCIC, TRB, contributed options on purchasing the Mutual Ditch Company along with purchase agreements for acquiring land.  TRB also contributed cash being held in escrow or that had been paid to owners of the shares of the Mutual Ditch Company.  The Company valued the TRB’s contribution to HCIC at $2,850,000.

Two Rivers Water Company March 31, 2010 10Q

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Two Rivers is exposed to the impact of interest rate changes and change in the market values of the Company’s investments.  Based on Two Rivers'  market  risk  sensitive instruments  outstanding  as of March 31, 2010,  as described  below,  it has determined  that there was no  material  market risk  exposure to the  Company's consolidated financial position, results of operations, or cash flows as of such date. Two Rivers does not enter into derivatives or other financial instruments for trading or speculative purposes.

INTEREST RATE RISK

At March 31, 2010, the Company’s exposure to market rate risk for changes in interest rates relates primarily to its borrowings, as well as, its mortgage services business.  Two Rivers has not used derivative financial instruments in its credit facilities.  A hypothetical 10% increase in the Prime Rate would not be significant to the Company's financial position, results of operations, or cash flows.

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

INFLATION

Two Rivers does not believe that inflation will have a material negative impact on its future operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to the impact of interest rate changes and change in the market values of our real estate properties. Based on our market risk sensitive instruments outstanding as of March 31, 2010, as described below, it was determined that there was no material market risk exposure to our consolidated financial position, results of operations, or cash flows as of such date. We do not enter into derivatives or other financial instruments for trading or speculative purposes.

Two Rivers Water Company March 31, 2010 10Q

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

As required by SEC Rule 15d-15(b), Mr. John McKowen, our Chief Executive Officer and Mr. Wayne Harding, our Chief Financial Officer carried out an evaluation under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 15d-14 as of the end of the period covered by this report

The Company, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of March 31, 2010.  Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, because of the material weakness in internal control over financial reporting described below, the Company's disclosure controls and procedures were not effective as of March 31, 2010.

ITEM 4T.   CONTROLS AND PROCEDURES

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

Two Rivers Water Company March 31, 2010 10Q

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management’s assessment of the effectiveness of the small business issuer’s internal control over financial reporting as of the quarter ended March 31, 2010, is that we believe that internal control over financial reporting continues not to  be effective, and we in the process of improving controls.  We have identified certain material weaknesses of accounting relating to a shortage of accounting and reporting personnel due to limited financial resources and the size of our Company.  This material weakness can lead to the following:
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

In 2008, we hired a full time in-house Certified Public Accountant, who, as of September 2009, became our Chief Financial Officer and have taken the following steps:
•	we have trained additional staff members to assist in the finance and accounting functions to ensure that there are separation of duties, as much as possible given our limited staff; and
•
we are in the process of analyzing our processes for all business units and the establishment of formal policies and procedures with necessary segregation of duties, which will establish mitigating controls to compensate for the risk due to lack of segregation of duties.

This quarterly report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by the Company's registered  public  accounting  firm pursuant to temporary rules of the SEC that permit the Company to provide only management's report in this quarterly report.

There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Two Rivers Water Company March 31, 2010 10Q

PART II.  OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

Carson Suit

The Company was a co-defendant in a lawsuit filed on April 2, 2008 in Jackson County Circuit Court in Missouri.   The Company loaned money to Lydia Carson (borrower) to purchase a home in Kansas City Missouri.   The plaintiffs claimed they had a superior lien on the property that was in place before the borrower borrowed money from the Company for the purchase. On March 31, 2010, the amount owed by Lydia Carson to the Company was $253,000 (note balance of $315,000 less escrow held of $62,000).  On April 27, 2010 the Company received a judgment granting the Company a first lien position which the Company is in the process of foreclosing on the lien.

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

ITEM 1A.    RISK FACTORS

Not applicable to Smaller Reporting Issuers.

ITEM 2.   CHANGES IN SECURITIES

During the three months ended March 31, 2010 the Company’s Board authorized a private placement of up to 5,000,000 shares at $1.00 per share to accredited investors.   As of March 31, 2010 the Company had accepted subscriptions representing 1,335,000 shares.

Two Rivers Water Company March 31, 2010 10Q

During the three months ended March 31, 2010, the Company converted 1,905,948 of its stock options to Restrictive Stock Units (“RSUs”).  The Board also granted 2,200,000 RSUs to the Company’s key employees.

Exemption From Registration Claimed

All of the sales by the Company of its unregistered securities were made by the Company in reliance upon Section 4(2) of the Securities Act of 1933, as amended (the “1933 Act”). All of the individuals and/or entities listed above that purchased the unregistered securities were almost, all known to the Company and its management, through pre-existing business relationships, as long standing business associates and/or employees. All purchasers were provided access to all material information, which they requested, and all information necessary to verify such information and were afforded access to management of the Company in connection with their purchases. All purchasers of the unregistered securities acquired such securities for investment and not with a view toward distribution, acknowledging such intent to the Company. All certificates or agreements representing such securities that were issued contained restrictive legends, prohibiting further transfer of the certificates or agreements representing such securities, without such securities either being first registered or otherwise exempt from registration in any further resale or disposition

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

NONE

ITEM 4.   (RESERVED AND REMOVED)

ITEM 5.   OTHER INFORMATION

NONE

Two Rivers Water Company March 31, 2010 10Q

ITEM 6.   EXHIBITS

The following is a complete list of exhibits filed as part of this Form 10K. Exhibit number corresponds to the numbers in the Exhibit table of Item 601 of Regulation S-K.

Number	Description

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act	Filed Herewith
31.2	Certification of Principal Financial Officer pursuant to the Section 302 of the Sarbanes-Oxley Act	Filed Herewith
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act	Filed Herewith
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act	Filed Herewith

Two Rivers Water Company March 31, 2010 10Q

SIGNATURES

   Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TWO RIVERS WATER COMPANY (Registrant)
Dated: May 14, 2010	By: /s/ John McKowen
Chief Executive Officer & Chairman of the Board
By: /s/ Wayne Harding
Chief Financial Officer & Principal Accounting Officer