Form 10-Q
period 2010-06-30
TWO RIVERS WATER Co
filed 2010-08-16
CIK 1302946

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
Or
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
Yes |_| No |X|

As of July 30, 2010 there were 11,570,583 shares outstanding of the registrant's Common Stock.

TWO RIVERS WATER COMPANY AND SUBSIDIARIES
Consolidated Balance Sheets  (In Thousands)
	June 30, 2010	December 31, 2009
ASSETS:	Unaudited	Audited
Current Assets:
Cash and cash equivalents	$207	$616
Restricted cash	13	-
Note receivable - Aegis/Grizzle (Note 4)	-	295
Accrued interest receivable	-	4
Advances and accounts receivable	58	1
Income taxes receivable (Notes 2, 8)	427	489
Deposits	-	202
Prepaid expenses	3	16
Assets held for sale	-	134
Total Current Assets	708	1,757

Property, equipment and software, net (Note 2)	185	94

Other Assets
Mortgages receivable - Net of allowance for bad debts of $139 on June 30, 2010 and December 31, 2009 (Notes 2, 4)	232	232
Investment in Boston Property, net of impairment of $1,297 and $889 on June 30, 2010 and on December 31, 2009, respectively (Note 3)	1,934	2,073
Land (Notes 2, 3)	1,294	991
Water shares (Notes 2, 3)	10,677	2,267
Options on real estate (Notes 2, 3)	637	2,586
Dam Construction (Note 3)	436	163
Other real estate owned - net of impairment of $150 and $313 and accumulated depreciation of $33 and $40 on June 30, 2010 and December 31, 2009, respectively (Note 2)	467	1,042
Farm product	113	-
Other assets	9	-
Total Other Assets	15,799	9,354
TOTAL ASSETS	$16,692	$11,205

LIABILITIES & STOCKHOLDERS' EQUITY:
Current Liabilities:
Accounts payable	$538	$281
Short term borrowings (Note 5)	950	950
Deposits held	-	30
Accrued liabilities	29	5
Total Current Liabilities	1,517	1,266

Notes Payable - Long Term (Note 5)	7,119	2,175
Total Liabilities	8,636	3,441

Commitments and Contingencies (Notes 1, 2, 3, 4, 5, 7, 8, 9, 10, 12, 13)

Stockholders' Equity:
Common stock, $0.001 par value, 100,000,000 shares authorized, 11,484,583 and 9,214,583 shares issued and outstanding at June 30, 2010 and Dec 31, 2009, respectively	11	9
Additional paid-in capital	11,943	9,200
Accumulated (deficit)	(6,228)	(4,120)
Total Two Rivers Water Company Shareholders' Equity	5,726	5,089
Noncontrolling interest in subsidiaries (Note 2)	2,330	2,675
Total Stockholders' Equity	8,056	7,764
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$16,692	$11,205
The accompanying notes to consolidated financial statements are an integral part of these statements.

TWO RIVERS WATER COMANY AND SUBSIDIARIES
Consolidated Statements of Operations  (In Thousands)
(Unaudited)
	Three Months Ended		Six Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009

Revenue
Loan Fees and real estate income	$2	$-	$2	$-
Interest revenues	5	10	9	45
Member assessments	35	-	53	-
Total Revenue	42	10	64	45
Direct cost of revenue	-	-	-	-
Gross Profit	42	10	64	45

Operating Expenses:
General and administrative	957	98	1,675	189
Depreciation and amortization	8	3	13	6
Total operating expenses	965	101	1,688	195
(Loss) from operations	(923)	(91)	(1,624)	(150)

Other income (expense)
Gain (loss) on sale of investments	1	(133)	41	(69)
Interest income	-	1	-	4
Interest (expense)	(116)	(8)	(174)	(10)
Other income (expense)	(39)	13	(88)	-
Total other income (expense)	(154)	(127)	(221)	(75)
Net (Loss) from continuing operations before taxes	(1,077)	(218)	(1,845)	(225)

Income tax benefit (Note 8)	-	83	-	76
Net (Loss) from continuing operations	(1,077)	(135)	(1,845)	(149)

Discontinued Operations (Note 10)
Loss from operations of discontinued real estate and mortgage business (including loss on disposal of real estate of $44 and a $56 gain for six months ending June 30, 2010 and June 30, 2009, respectively)	(370)	(265)	(536)	(910)
Income tax benefit	-	58	-	128
(Loss) on discontinued operations	(370)	(207)	(536)	(782)

Net (Loss)	(1,447)	(342)	(2,381)	(931)

Less net loss attributable to the noncontrolling interest (Note 2)	200	-	273	-

Net (Loss) attributable to Two Rivers Water Company	$(1,247)	$(342)	$(2,108)	$(931)

(Loss) Per Share - Basic:
(Loss) from continuing operations	$(0.10)	$(0.02)	$(0.17)	$(0.02)
(Loss) from discontinued operations	(0.03)	(0.02)	(0.05)	(0.08)
Total	$(0.13)	$(0.04)	$(0.22)	$(0.10)

Weighted Average Shares Outstanding:
Basic	11,267	8,957	10,700	8,957

The accompanying notes to consolidated financial statements are an integral part of these statements.

TWO RIVERS WATER COMPANY AND SUBSIDIARIES
Consolidated Statements of Cash Flows (In Thousands)
(Unaudited)
	For the six months ended June 30,
	2010	2009
Cash Flows from Operating Activities:
Net (Loss) Income	$(2,381)	$(931)
Adjustments to reconcile net income or (loss) to net cash used in operating activities:
Depreciation (including discontinued operations)	32	27
(Decrease) in bad debt allowance on note receivables	-	(478)
Bad debt written off from sale of Legendary Investment	70	-
Increase in reserves and impairments	337	566
Recapture of impairments from REOs sold	(75)	-
(Gain) from REOs sold (discontinued operations)	(17)	(56)
(Gain) on sale of investments and assets held	(40)	69
Net (Gain) on sale of Legendary Investments	(12)	-
(Increase) in note receivable on Legendary sale	(9)	-
Stock based compensation and warrant extension	630	38
Noncontrolling interest in net loss	273	-
Changes in operating assets and liabilities:
(Decrease) in deferred revenue	-	(6)
(Increase) in accounts receivable	(53)	(4)
Decrease in prepaid expenses and other assets	13	17
Decrease in mortgage loans receivable	-	986
(See Supplemental Information below)
Decrease (increase) in income tax receivable	62	(171)
(Increase) in deferred tax asset	-	(184)
Decrease in accrued interest and expenses	-	8
Increase (decrease) in accounts payable	257	(131)
(Decrease) in accrued liabilities and other	(6)	(94)
Net Cash (Used in) Operating Activities	(919)	(344)

Cash Flows from Investing Activities:
Investments (increased)/decreased
Boston real estate	(269)	(199)
Marketable securities purchased	-	(123,702)
Proceeds from marketable securities sold	-	123,276
Proceeds from REO properties sold	498	1,196
Proceeds from asset held for sale	176	-
Purchase of property, equipment and software	(128)	-
Proceeds from fixed assets sold	13	-
Other assets	-	(7)
Purchase of land, water shares, and options	(5,939)	-
Dam construction	(273)	-
Farm product	(113)	-
Net Cash Provided by/(Used in) Investing Activities	(6,035)	564

Continued on next page

Continued from previous page

Cash Flows from Financing Activities:
Increase (decrease) in long term borrowings	4,944	(250)
Private placement - net of placement costs	1,620	-
Retirement of Common Stock	(6)	(68)
Net Cash Provided by Financing Activities	6,558	(318)
Net (Decrease) in Cash & Cash Equivalents	(396)	(98)
Beginning Cash & Cash Equivalents	616	874
Ending Cash & Cash Equivalents	$220	$776

Supplemental Disclosure of Cash Flow Information
Non cash settlement on short term mortgages and transfers	$-	$1,256
Non-controlling interest	$(345)	$-
Cash paid for Interest	$78	$21
Cash paid for Income Taxes	$-	$-
Cash received from Income tax refunds	$61	$227
Margin debt incrase	$-	$484
Common stock issued for land and water share purchase	$500	$-
Conversion of note receivable for loan on land	$295	$-
Increase in Water Shares due to acquisition costs	$174	$-
Increase in note receivable from sale of Legendary Investment	$9	$-

The accompanying notes to consolidated financial statements are an integral part of these statements

TWO RIVERS WATER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Years Ended December 31, 2009 and 2008 and six months ended June 30, 2010   (In thousands)
(Unaudited)
				Accumulated
	Voting		Additional	Other	Non-
	Common Stock		Paid-in	Comprehensive	Controlling	Accumulated	Stockholders'
	Shares	Amount	Capital	Income	Interest	(Deficit)	Equity

Balances, December 31, 2007	8,924	$9	$8,758	$1,578	$-	$(1,377)	$8,968

Net Income	-	-	-	-	-	182	182
Options exercised	100	-	5	-	-	-	5
Change in unrealized gains	-	-	-	(1,578)	-	-	(1,578)
Stock-based compensation expense	-	-	114	-	-	-	114
Retirement of Stock- open market purchases	(5)	-	(4)	-	-	-	(4)
Balances, December 31, 2008	9,019	9	8,873	-	-	(1,195)	7,687

Net (Loss)	-	-	-	-	(175)	(2,925)	(3,100)
Stock-based compensation expense	-	-	118	-	-	-	118
Retirement of Stock - open market purchases	(155)	-	(94)	-	-	-	(94)
Stock purchased through private placement	150	-	150	-	-	-	150
Options exercised	200	-	10	-	-	-	10
Recovered BPZ stock	-	-	143	-	-	-	143
Non-controlling interest in a subsidiary	-	-	-	-	2,850	-	2,850
Balances, December 31, 2009	9,214	9	9,200	-	2,675	(4,120)	7,764

Net (Loss)	-	-	-	-	(273)	(2,108)	(2,381)
Non-controlling interest in subsidiaries	-	-	-	-	(72)	-	(72)
Stock-based compensation expense	-	-	580	-	-	-	580
Warrant extension expense	-	-	50	-	-	-	50
Stock issued in exchange for land and water shares	500	-	499	-	-	-	499
Stock purchased through private placement	1,776	2	1,774	-	-	-	1,776
Direct cost of private placement	-	-	(154)	-	-	-	(154)
Retirement of Stock - open market purchases	(6)	-	(6)	-	-	-	(6)
Balances, June 30, 2010	11,484	$11	$11,943	$-	$2,330	$(6,228)	$8,056

The accompanying notes to consolidated financial statements are an integral part of these statements.

TWO RIVERS WATER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Six Months Ended June 30, 2010 and June 30, 2009
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

On August 17, 2009, HCIC Holdings, LLC (“HCIC”), a Colorado limited liability company, was formed to acquire and operate a water business consisting of ownership of water rights, storage of water and distribution of water (the “Water Business”).  The Company owns 50% of HCIC, through its 100% owned subsidiary, TRWC, Inc.  The other owner of 50% of HCIC is Two Rivers Basin LLC (“TRB”); a private Colorado limited liability company.

On March 17, 2010, the Company formed Two Rivers Farms, LLC (“Farming”) to acquire and operate agriculture land either as a sole operator or in joint venture with other individuals and companies (the “Farming Business”).  Two Rivers is Farming’s sole member and owner.  Two Rivers intends to hold whatever ownership interest it has in the Farming Business within Two Rivers Farms, LLC.

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

On July 13, 2010, the Company formed Two Rivers Water, LLC (“Water” and also included in the “Water Business”), a Colorado limited liability company, to secure additional water rights, rehabilitate water storage structures and to develop one or more special water districts.

In addition, Two Rivers operates the following businesses: (a) property management and residential real estate brokerage in Arizona, and (b) development of a three unit residential condominium in Boston Massachusetts.   The Company is in the process of liquidating its real estate and mortgage assets through the sale of residential properties acquired through foreclosure and the sale or receive a payoff of the two remaining mortgages it holds.

On June 30, 2010, the Company sold its 100% interest in Legendary Investment Group, LLC (“Legendary”) to its acting broker, a previous employee of Legendary, for a sales price of $9,000 plus the buyer assuming the office lease.

The Company intends to focus its entire efforts on the development of the Water, Farming and Energy Businesses.  Therefore, the Company is winding down and/or disposing of its other businesses.  The Company is in the process of completing the purchase of the remaining outstanding shares of Huerfano-Cucharas Irrigation Company; a Colorado Mutual Ditch Company (the “Mutual Ditch Company”) located in Huerfano and Pueblo counties in the State of Colorado and additional land, which would assist in perfecting water rights and provide additional water resources.  As of June 30, 2010 HCIC had a 74% ownership in the Mutual Ditch Company.

Two Rivers Water Company June 30, 2010 10Q

The Mutual Ditch Company owns a large privately held, on-stream reservoir of 41,200 acre feet capacity with associated direct flow and storage rights and a mutual ditch water distribution system that holds easement rights into the Arkansas River.  The Mutual Ditch Company also owns additional, smaller water storage facilities.

The Company’s objective is to develop the Mutual Ditch Company’s water resources and enhance water storage capacity to the fully permitted 41,200 acre feet through a major dam and structure renovation and improvement project.  Along with developing water resources, the Company is purchasing farmland, farming the land and intends to supply alternative energy to the Colorado market.

SUBSIDIARIES

Two Rivers is the parent company and owns 100% of TRWC, Inc., Two Rivers Farms LLC, Two Rivers Energy LLC and Two Rivers Water LLC.   Two Rivers also owns 50% of HCIC Holdings, LLC.  HCIC Holdings LLC owns 74% of the Mutual Ditch Company as of June 30, 2010.  Two Rivers owns 98% of Northsight, Inc.   Northsight owns 100% of Southie Developments and Legendary Investment Group.

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

HCIC HOLDINGS, LLC

Two Rivers currently operates a water acquisition, development and distribution business in Huerfano County, Colorado through its 50% owned subsidiary HCIC, which at December 31, 2009 had an 18% ownership in the Mutual Ditch Company.  As of June 30, 2010, HCIC owned 74% of the Mutual Ditch Company.  As of August 2, 2010, HCIC owned 74% of the Mutual Ditch Company and had under contract to purchase another 16% of the Mutual Ditch Company.

On August 17, 2009, Two Rivers, through its wholly owned subsidiary TRWC, and TRB formed HCIC, a joint venture.  Under the terms of the joint venture agreements, the Company, at the Company’s sole discretion, can contribute up to $2,850,000 in cash. As of December 31, 2009, the Company had contributed $1,807,000 in HCIC.  As of June 30, 2010, the Company has contributed $1,063,000 over its $2,850,000 capital contribution.  The capital contribution was eliminated in the consolidation with HCIC.

Further, due to the Company being the sole contributor of operational cash, without which HCIC would be unable to operate, the Company is treating its investment in HCIC as a Variable Interest Entity (“VIE”) and under US GAAP should consolidate HCIC.

In coming to the conclusion to consolidate HCIC, the Company researched the authoritative literature as it pertains to the equity method of accounting and joint ventures (ASC 323.10.15).  Other considerations to be examined if there is a VIE relationship which pertains to the Company includes representation on the board of directors; participating in policy-making processes, and the interchange of managerial personnel (ASC 323.10.15-6).  Further, accounting standards require valuing TRB’s contribution in HCIC at fair value, which is estimated to be $2,740,000.

Two Rivers Water Company June 30, 2010 10Q

Before the formation of HCIC on August 17, 2009, TRB paid $130,000 to 93% of the shareholders of the Mutual Ditch Company for the right to purchase the shares of the Mutual Ditch Company.  During the three months ended September 30, 2009, HCIC paid $70,000 to extend the option to purchase land and water shares from shareholders of the Mutual Ditch Company.  If the land and water shares are purchased, the option payments will reduce the purchase price.  As of June 30, 2010, HCIC owned 74% of the Mutual Ditch Company.

HUERFANO-CUCHARAS IRRIGATION COMPANY

Huerfano-Cucharas Irrigation Company; a Colorado Mutual Ditch Company is located in Huerfano and Pueblo counties in the State of Colorado.  The Mutual Ditch Company owns water rights, water storage and distribution systems in Huerfano and Pueblo counties.  As of June 30, 2010, HCIC owned 74% and as of August 2, 2010 owned 74% of the Mutual Ditch Company.

TWO RIVERS FARMS, LLC

The Company formed Two Rivers Farms, LLC to reintroduce agriculture activity in Huerfano and Pueblo counties in Colorado.  With the planned re-construction of the main reservoir (the Cucharas Reservoir) owned by the Mutual Ditch Company, Farming plans to lease water from the Mutual Ditch Company to begin to produce agriculture crops.

Two Rivers intends to hold whatever ownership interest it has in the Farming Business within Two Rivers Farms, LLC.

Farms is currently farming approximately 400 acres of land.

TWO RIVERS WATER, LLC

The Company formed Two Rivers Water, LLC to secure additional water rights, rehabilitate water storage structures and to develop one or more special water districts.

TWO RIVERS ENERGY, LLC

The Company formed Two Rivers Energy, LLC to focus on the production of alternative energy.  Except for a bank account balance of $1,000, as of June 30, 2010, there are no assets being held in Energy.  Two Rivers intends to hold whatever ownership interest it has in the Energy Business within Two Rivers Energy, LLC.

HCIC holds a real estate contract to purchase 1,800 acres that is served by the Mutual Ditch Company.

The Company is in the process of seeking financing and a joint venture partner to develop their energy business.

Two Rivers Water Company June 30, 2010 10Q

LEGENDARY INVESTMENT GROUP, LLC – Discontinued Operations (sold June 30, 2010)

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

On June 30, 2010, the Company sold its 100% interest in Legendary Investment Group, LLC (“Legendary”) to its acting broker, a previous employee of Legendary, for a sales price of $9,000 plus the buyer assuming the office lease.

NORTHSIGHT, INC. (formerly Navidec Mortgage Holdings, Inc.) – Discontinued Operations

In early 2009 Northsight discontinued its short term bridge lending in an effort to reduce its exposure to credit risk.  No new loans have been granted since early 2009.  As of June 30, 2010 and December 31, 2009, Two Rivers had $231,000 (net of an allowance for impairment of $139,000) in long term bridge loans outstanding.

SOUTHIE DEVELOPMENTS,LLC – Discontinued Operations

Two Rivers formed a Colorado limited liability company, Southie Developments, LLC, (“Southie”) on January 31, 2008, as its sole and managing member.  Southie was organized to develop residential real estate for resale and to own and manage residential real estate acquired via foreclosure of real estate loans owned by Two Rivers.  Once a real estate loan defaults and Two Rivers obtains title to the collateral, Two Rivers transfers the property to Southie for development and management.  As part of the management and development of the properties transferred to it, Southie honors any existing residential leases and will potentially expend monies for rehabilitation of the property with the option of selling the property in a short time period, usually less than one year.  However, if Southie deems the property to be a good longer term investment, they might hold the property for periods longer than 12 months.  At June 30, 2010, Southie owned two properties and one development property, as discussed below.

In November 2007, Northsight purchased 56 Thomas Park, South Boston, Massachusetts 02127, a residential property, for $1,200,000 (“Thomas Park Property”).  This property was subsequently transferred to Southie.  The Thomas Park Property is a 6,000 square feet single family residence that Northsight is converting into three 2,000 square feet individual condominium single family units.  Once the sale of all three condominium units are complete, Northsight and Southie intends to cease operations in the Boston area.  As of May 19, 2008, Southie acquired a $1,200,000 construction loan with Mt. Washington Cooperative Bank for the development of the Thomas Park Property. The loan is due on October 1, 2010 with monthly interest only payments, at prime plus 2% interest rate and an interest rate floor of 7%.  As of December 31, 2009, the balance owed on the loan was $950,000.   Previously, this loan was due on November 19, 2009 but was extended to October 1, 2010.  As part of the agreement to extend the loan a principal reduction was due and an establishment of a restricted cash account to cover interest payments until June 1, 2010.   The restricted cash account was not established until January 12, 2010 and totaled $46,000.  As of June 30, 2010, the Company had invested $3,231,000 including the bank construction loan of $950,000.  The Thomas Park Property is now listed for sale.

Two Rivers Water Company June 30, 2010 10Q

At June 30, 2010, Southie had two vacant lots in Virginia, one residential property in Arizona and one property in Colorado acquired by foreclosure or deed-in-lieu process.  At June 30, 2010, the carrying value of these properties was $467,000 (net of $150,000 impairment and $33,000 in accumulated depreciation).

Effective January 1, 2010, Two Rivers transferred 100% of its ownership of Southie to Northsight.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Information

The interim financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) as promulgated in Item 210 of Regulation S-X.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been condensed or omitted pursuant to such SEC rules and regulations.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial position as of June 30, 2010, results of operations for the three months and six months ended June 30, 2010 and 2009, and cash flows for the six months ended June 30, 2010 and 2009, as applicable, have been made.  The results for these interim periods are not necessarily indicative of the results for the entire year.  The accompanying financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s Form 10-K.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Two Rivers and its subsidiaries, TRWC, HCIC, Mutual Ditch Company, Farming, Water, Energy, Legendary, Northsight, and Southie. As of June 30, 2010 and December 31, 2009, Northsight had a negative stockholders’ deficit, therefore, the consolidated financial statements do not include a provision for a noncontrolling interest in a subsidiary for Northsight.  All significant inter-company balances and transactions have been eliminated in consolidation.

On August 17, 2009, Two Rivers through its wholly owned subsidiary TRWC, and TRB formed HCIC, a joint venture.  Under the terms of the Joint Venture agreements, the Company, at the Company’s sole discretion, can contribute up to $2,850,000 in cash. As of December 31, 2009, the Company had contributed $1,807,000.  As of June 30, 2010 the Company has contributed $1,063,000 over its $2,850,000 capital contribution.  The capital contribution was eliminated in the consolidation with HCIC.

Further, due to the Company being the sole contributor of operational cash, without which HCIC would be unable to operate, the Company is treating its investment in HCIC as a Variable Interest Entity (VIE) and under US GAAP should consolidate HCIC.

In coming to the conclusion to consolidate HCIC, the Company researched the authoritative literature as it pertains to the equity method of accounting and joint ventures (Section 323.10.15).  Other considerations to be examined if there is a VIE relationship which pertains to the Company includes representation on the board of directors; participating in policy-making processes, and the interchange of managerial personnel (Section 323.10.15-6).  Further, accounting standards require valuing TRB’s contribution in HCIC at fair value, which, at the time of contribution, was estimated to be $2,850,000.

Two Rivers Water Company June 30, 2010 10Q

Before the formation of the HCIC on August 17, 2009, TRB paid $130,000 to 93% of the shareholders of the Mutual Ditch Company for the right to purchase the shares of the Mutual Ditch Company.  During the three months ended September 30, 2009, HCIC paid $70,000 to extend the option to purchase land and water shares from shareholders of the Mutual Ditch Company.  If the land and water shares are purchased, the option payments will reduce the purchase price.  If these options are not exercised by HCIC, then the full option payments of $210,000 will be forfeited by HCIC.  As of April 30, 2009, HCIC exercised options for 74% of the shares of the Mutual Ditch Company.  The remaining options have expired; although management is attempting to acquire over 90% of the Mutual Ditch Company.  As of June 30, 2010, HCIC owned 74% of the Mutual Ditch Company, and has consolidated the Mutual Ditch Company into HCIC.

On March 17, 2010, Two Rivers formed Two Rivers Farms, LLC and Two Rivers Energy, LLC as its wholly-owned subsidiaries.  Therefore, 100% of Farming and Energy operations and balance sheets are consolidated into Two Rivers.

On July 13, 2010, Two Rivers formed Two Rivers Water, LLC as its wholly-owned subsidiaries.  Therefore, 100% of Water operations and balance sheets are consolidated into Two Rivers.

Non-controlling Interest

Non-controlling interest is recorded for the entities HCIC and the Mutual Ditch Company that are consolidated but are not wholly owned by the Company.

Below is the breakdown of the non-controlling interests’ share of gains and (losses).

(in thousands)	Six months ending June 30, 2010	Year ending December 31, 2009
HCIC Holdings, LLC	$(312)	175
Mutual Ditch Company	39	-
Total	$(273)	$175

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

Two Rivers Water Company June 30, 2010 10Q

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

As of June 30, 2010, the Company had no individual bank demand deposit over the FDIC insurance limit of $250,000.

As of June 30, 2010, the Company had $6,000 in cash in a stock brokerage account, and $26,000 in securities represented by 25,000 shares of the Company’s stock, which the Company plans to retire.  Stockholders’ equity at June 30, 2010 has been adjusted to reflect outstanding shares as if the 25,000 shares had already been retired.

Management reviews accounts receivable periodically and reduces the carrying amount by a valuation allowance that reflects management's best estimate of amounts that may not be collectible.  Allowances, if any, for uncollectible accounts receivable are determined based upon information available and historical experience.  As of June 30, 2010 and December 31, 2009, there was an allowance of $139,000 against a long term mortgage balance of $371,000.

No revenues to unaffiliated customers represented 10% or more of the Company’s revenue for the year ended December 31, 2009 and for the six months ended June 30, 2010.

Notes Receivable

The Company carries its notes receivable at cost or loan balance, subject to the valuation procedures described below.  The book value of these financial instruments is representative of their fair values. As of June 30, 2010 and December 31, 2009 the Company had a total of $232,000 invested in mortgages receivable, net of an allowance for bad debt of $139,000.

Interest is accrued monthly on notes receivable as earned and is no longer accrued if the loan becomes more than 90 days past due.  The Company provides a valuation for certain loans that are delinquent.  The valuation account is netted against notes receivable.  As of June 30, 2010, no interest was being accrued on the two remaining loans, since one loan is in default and under legal action and the other mortgage note is current with no accrued interest due.

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

Two Rivers Water Company June 30, 2010 10Q

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

Intangibles

Intangibles with an indefinite life.  As of June 30, 2010 the estimated fair value of the intangible asset with an indefinite life is $637,000, consisting of the purchase price of water rights acquired through the Company’s purchase of stock in the Mutual Ditch Company less options that have been exercised to purchase stock in the Mutual Ditch Company.  Once the options are exercised, the value of the options are transferred to the cost of the water shares.  As of June 30, 2010, the value of the water shares, represented by stock in the Mutual Ditch Company is $10,677,000.

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

Two Rivers Water Company June 30, 2010 10Q

Part 1—Real estate owned at end of period (in thousands)						Part 2—Rental income (in thousands)
Column A—List classification of property as indicated below	Column B—Amount of encumbrances	Column C—Initial cost to company	Column D—Cost of improvements, etc.	Column E—Amount at which carried at close of period	Column F—Reserve for depreciation and impairments	Column G—Rents due and accrued at end of period	Column H—Total rental income applicable to period	Column I—Expended for interest, taxes, repairs and expenses	Column J—Net income applicable to period
Farms
Residential
Arizona		113	3	115	50	0	10	4	6
Colorado		407	5	412	46	0	26	16	10
Massachusetts	950	1,200	2,031	3,231	1,297	0	0	0	0

Apartments and business	0	0	0	0	0	0	0	0	0
Unimproved	0	0	0	0	0	0	0	0	0
VA	0	123	0	123	87	0	0	1	(1)
CO	600	1,324	0	1,324				1	(1)
Total	1,550	3,167	2,038	5,205	1,480	0	37	22	15
Rent from properties sold during period
AZ							1	0	0
Total	1,550	3,167	2,038	5,205	1,480	0	38	22	15

Real Estate Detail (in thousands)	Boston Property	Other Real Estate Owned	Total
Beginning Balance:	$2,146	$1,867	$4,013
Additions during the period:
Acquisitions through foreclosure			0
Other acquisitions			0
Improvements, etc.	129	7	136
Other (describe) – impairment reclassification			0
Deductions during the period:			0
Cost of real estate sold		(64)	(64)
Impairments	(341)	(16)	(357)
Other (describe) - depreciation		(3)	(3)
Ending Balance, June 30, 2010	$1,934	$1,791	$3,725

Two Rivers Water Company June 30, 2010 10Q

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

Below is a summary of premises and equipment:

Asset Type	Life in Years	June 30, 2010	December 31, 2009
Office equipment & Furniture	5 – 7	$86,000	$86,000
Computers	3	58,000	52,000
Vehicles	5	51,000	-
Farm equipment	7	47,000	-
Mobile office	10	10,000	-
Irrigation system	10	15,000	-
Website	3	2,000	2,000
Subtotal		269,000	140,000
Less Accumulated Depreciation		84,000	46,000
Net Book Value		$185,000	$94,000

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

Two Rivers Water Company June 30, 2010 10Q

During the year ended December 31, 2009, the Company recognized income totaling $11,000 from origination fees.  During the six months ended June 30, 2010, the Company did not recognize income from mortgage activity.

Interest Revenues - Revenues from interest are recorded at the time they are earned, thus the revenues shown are for interest actually received and the accruals for that which is due to the Company except for delinquent accruals over 90 days as discussed under notes receivable above. Interest continues to accrue until a foreclosure process begins.  At that point, no additional interest is accrued for book purposes. Interest revenues for the six months ended June 30, 2010 and the year ended December 31, 2009 were $9,000 and $45,000, respectively and exclude accruals for delinquent notes receivable over 90 days.  Two Rivers accrues interest and penalty interest income at the end of each quarter.

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

The dilutive effect of 3,631,510 options and 2,815,000 warrants at December 31, 2009, has not been included in the determination of diluted earnings per share since, under ASC 260, they would be anti-dilutive.  As of June 30, 2010, the Company had converted 1,905,948 options to restrictive stock units (“RSU”).  The conversion and the remaining options and warrants as of June 30, 2010 have not been included in the determination of diluted earnings per share since they would be anti-dilutive.

Two Rivers Water Company June 30, 2010 10Q

Comprehensive Income (Loss)

Comprehensive income (loss) includes net income or loss and changes in equity from the market price variations in securities held by the Company.

Recently issued Accounting Pronouncements

On December 23, 2009, the Financial Accounting Standards Board (“FASB”) issued ASU 2009-16 to amend U.S. GAAP to incorporate the guidance from ASC 860, Accounting for Transfers of Financial Assets – an Amendment of FASB Statement No. 140.  ASU 2009-16 enhances information reported to users of financial statements by providing greater transparency about transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to transferred financial assets.  ASU 2009-16 is effective for the Company’s fiscal year beginning January 1, 2010.  The Company is currently evaluating the impact of the future adoption of Update 2009-16.

On December 23, 2009, the FASB issued ASU 2009-17 to amend U.S. GAAP to incorporate the guidance from ASC 810, Amendments to FASB Interpretation No. 46R.  ASC 810 is a revision to FASB Interpretation No. 46R, Consolidation of Variable Interest Entities, and changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The objective of ASC 810 is to amend certain requirements of FIN 46R, to improve financial reporting by enterprises involved with VIEs and to provide more relevant and reliable information to users of financial statements.  ASU 2009-17 is effective for the Company’s fiscal year beginning January 1, 2010.  The Company has adopted this guidance in accounting for its 50% ownership in HCIC for the year ended December 31, 2009 and for future periods.

In July 2010, FASB issued Proposed Accounting Standard Update (Topic 450) – Disclosure of Certain Loss Contingencies. This amendment would lower the current disclosure threshold and broaden the current disclosure requirements to provide adequate and timely information to assist users in assessing the likelihood, potential magnitude, and potential timing (if known) of future cash outflows associated with loss contingencies.  The new guidance would be effective for fiscal years ending after December 15, 2010, and interim and annual periods in subsequent fiscal years.   The Company is currently reviewing the proposed update to determine, what, if any, effect it would have on the Company’s financial statements.

There were various other accounting standards and interpretations issued in 2010 and 2009, none of which are expected to have a material impact on the Company’s financial position, operations or cash flows.

NOTE 3 – INVESTMENTS

In December 2007, Northsight purchased a three-unit property in Boston, Massachusetts, known as Thomas Park. The objective is to rehabilitate the property and then sell it.  During the quarter ending June 30, 2008, this property was transferred to Southie.  As of June 30, 2010, the Company and subsidiaries had invested $3,231,000 in the property.  Part of this investment is funded by a $1,200,000 line of credit from Mt. Washington Cooperative Bank, of which $950,000 was payable on this line as of December 30, 2009 and June 30, 2010.   The Company continually performs an analysis of the fair market value of the Thomas Park and if the market price is reduced an allowance/impairment is recorded in the current reporting period.  For the six months ending June 30, 2010, the Company recognized an additional impairment of $408,000.

Two Rivers Water Company June 30, 2010 10Q

The Company also has acquired real estate through foreclosure or deed in lieu of foreclosure from its activity in granting short term mortgage financing.  At June 30, 2010, the valuation of these real estate owned properties is $650,000 less an impairment allowance of $150,000 and accumulated depreciation on the rental properties of $33,000, for a net balance of $467,000.

Land and water shares

Upon purchasing water shares and land, the value is recorded at the purchase price.  Management evaluates the carrying value, and if the carrying value is in excess of fair market, will establish an impairment allowance to reflect current fair market value.  Currently, there are no impairments on the land and water shares.  No amortization or depreciation is taken on the water shares and land, respectively.

Options on real estate

Under the terms of the HCIC joint venture, the non-related party owning 50% of HCIC, TRB, contributed options on purchasing the Mutual Ditch Company along with purchase agreements for acquiring land.  TRB also contributed cash being held in escrow or that had been paid to owners of the shares of the Mutual Ditch Company.  The Company initially valued TRB’s contribution to HCIC at $2,850,000 and as of June 30, 2010, the value was $637,000 due to transferring the value of options exercised to the purchase price of the water shares.

Dam construction

The Company has commenced engineering for the reconstruction of the dam owned by the Mutual Ditch Company.  These costs are capitalized, added to the cost of the dam, and not amortized or depreciated until the dam reconstruction is completed in accordance with ASC 360 and 835.

NOTE 4 – NOTES RECEIVABLE

Notes Receivable – General

During the year ended December 31, 2007, the Company entered a transaction with a former officer of the Company, Mr. Robert Grizzle.  In exchange for Mr. Grizzle’s shares in the Company, on May 3, 2007, Mr. Grizzle executed a note payable to the Company in the amount of $450,000. The note carried an 8% interest rate and was collateralized by 1,000,000 Aegis USA common shares, 1,500,000 Aegis USA preferred shares, 220,000 shares of the Company’s common stock and 200,000 options to purchase shares of the Company’s common stock at $0.05 per share held by Mr. Grizzle.  The note was a limited recourse note whereby Mr. Grizzle was personally responsible for one half the original principal and interest.  The balance owed was collateralized by Mr. Grizzle’s Aegis common and preferred shares and the Company’s common stock.  Further, the note provided that at the earlier of one year from the date that the common stock of the Company is publicly traded and his shares are registered for resale under an effective registration statement filed by the Company or December 31, 2009.  On September 30, 2007, Mr. Grizzle resigned as the Chief Operating Officer and the Chief Financial Officer of the Company.  On October 17, 2008, the Company filed with the SEC an S-8 registration statement registering Mr. Grizzle’s shares.

Two Rivers Water Company June 30, 2010 10Q

During 2009, Mr. Grizzle paid $155,000 against principal plus all accrued interest through November 24, 2009.  During the six months ended June 30, 2010, in order for the Company to receive a $215,000 loan from a private party, the Company’s Board authorized the assignment of the Company’s collateral in the Grizzle note to the lender.  Further, the Board authorized the full release of the note receivable from Grizzle.  The Company recognized the fair value of the note receivable released as an additional cost of land and water shares for the six months ending June 30, 2010.

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

In June 2008, the Company transferred the ownership of the short term loans from Northsight, Inc. to the Company.  Due to this transfer, the Company funds and owns the loans.  There is no longer an intercompany transfer of funds for mortgage loans.  As of June 30, 2010 and December 31, 2009, Two Rivers had $232,000 (net of allowance of $139,000) in such loans.  As of June 30, 2010, $253,000 represented by one loan, was past 90 days due.

Summary of Receivables

Note From	Due	Principal Amount	3/31/10 Balance	Annual Interest rate	Accrued Interest	Collateral
Short term home mortgages	Various and on-going	$371,000	$371,000	9.95% to 14%	$-	First mortgage
Less: Impairments			(139,000)
Net Balance			$232,000

NOTE 5 – NOTES PAYABLE

In May 2008, Northsight arranged for a construction line of credit for $1,200,000, due November 2009.  Proceeds from this line were used strictly for the renovation of the Thomas Park property in Boston with the intent to resale.  As of June 30, 2010, the balance outstanding was $950,000.  (See also Note 3.)  Since the loan inception, the Company has capitalized $54,000 in interest costs during the construction stage and has expensed $111,000 in interest. This construction line was due November 19, 2009 with interest only payments at prime +2%, with a floor at 7%.  The note was extended to June 1, 2010 and subsequently extended again to October 1, 2010 with the same interest rate.  For the extension, the bank required cash to be set aside to cover interest payment through June 1, 2010.  This restricted cash account was established January 2010 with a balance of $46,000.  As of June 30, 2010, the restricted cash balance was $13,000. The line contains general covenants which management believes are in full compliance.  This note is collateralized by a first security interest in Thomas Park and the personal signature of John McKowen, CEO.

Two Rivers Water Company June 30, 2010 10Q

Beginning on September 17, 2009, HCIC began acquiring shares in the Mutual Ditch Company and related land from a Mutual Ditch Company shareholder.  As part of these acquisitions, many sellers took back notes payable by HCIC to the seller.  As of December 31, 2009 these loans totaled $2,175,000. As of June 30, 2010 these loans totaled $7,119,000.   The notes carry interest at 6% per annum, interest payable monthly, the principal due September 1, 2012 through March 31, 2013, and are collateralized by the Mutual Ditch Company shares and land.

Of the $7,119,000 in seller carry back notes, $864,000 provides the holders the right to convert some or all of the amounts owing into the Company’s stock at $1/share.  The holder can convert anytime until the note is paid.  In the future, if the market value of the Company’s stock is in excess of $1.00/share, there will be an additional expense recognized due to the conversion feature. These notes are due March 31, 2013 with 6% annual interest, with the interest paid monthly.

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

Two Rivers Water Company June 30, 2010 10Q

Operating results for each of the segments of the Company are as follows (in thousands):

	For the six months ended June 30, 2010
	(In thousands)
	Two Rivers Water Co.	Northsight, Inc.	Southie, LLC	Legendary Investment Group, LLC	TRWC	HCIC Holdings JV	Two Rivers Farms	Two Rivers Energy	Mutual Ditch Company
Revenue
Loan fees, interest and other	$9	-	-	-	-	-	-	-	-
Assessments	-	-	-	-	-	-	-	-	463
Other & misc.	-	-	-	-	-	-	-	-	-
Less: Cost of Services	-	-	-	-	-	-	-	-	-
Gross Profit	9	-	-	-	-	-	-	-	463

Total Operating Expenses	1,266	-	-	-	29	453	23	15	312

Total Other Income/(Expense)	(48)	-	-	-	-	(173)	1	-	-
Net (Loss) Income from continuing operations before income taxes	(1,305)	-	-	-	(29)	(626)	(22)	(15)	151
Income Taxes (Expense)/Credit	-	-	-	-	-	-	-	-	-

Net Income (Loss) from continuing operations	(1,305)	-	-	-	(29)	(626)	(22)	(15)	151

Discontinued operations:
(Loss) gain from operations of discontinued real estate and mortgage business	-	(67)	(528)	59	-	-	-	-	-
Income tax benefit	-	-	-	-	-	-	-	-	-
Loss on discontinued operations	-	(67)	(528)	59	-	-	-	-	-

Non-controlling interest	-	-	-	-	-	313	-	-	(39)

Net (Loss) Income	$(1,305)	(67)	(528)	59	(29)	(313)	(22)	(15)	112

Segment assets	$827	113	2,383	-	5	12,624	208	1	531

Two Rivers Water Company June 30, 2010 10Q

	For the six months ended June 30, 2009
	(In thousands)
	Two Rivers Water Co	Northsight, Inc.	Southie, LLC	Legendary Investment Group, LLC
Revenue
Loan fees, interest and other	$45	-	-	-
Assessments	-	-	-	-
Other & misc.	-	-	-	-
Less: Cost of Services	-	-	-	-
Gross Profit	45	-	-	-

Total Operating Expenses	195	-	-	-

Total Other Income/(Expense)	(74)	-	-	-
Net (Loss) Income from continuing operations before income taxes	(224)	-	-	-
Income Taxes (Expense)/Credit	75	-	-	-

Net Income (Loss) from continuing operations	(149)	-	-	-

Discontinued operations:
(Loss) gain from operations of discontinued real estate and mortgage business	-	(264)	617)	(28)
Income tax benefit	-	69	48	10
Loss on discontinued operations	-	(195)	(569)	(18)

Non-controlling interest	-	-	-	-

Net (Loss) Income	$(149)	(195)	(569)	(18)

Segment assets	$2,233	148	5,716	24

Two Rivers Water Company June 30, 2010 10Q

NOTE 7 - EQUITY TRANSACTIONS

Common Stock

During the year ended December 31, 2009, the Company issued 150,000 shares at $1.00 per share through a private placement and 200,000 shares through the exercise of 200,000 options at $0.05 per share.

During the year ended December 31, 2009, the Company recognized stock-based compensation expense of $118,000, recovered BPZ stock valued at $143,000 and purchased 154,474 shares of the Company’s stock on the open market for $93,000.  These shares were retired.

During the six months ended June 30, 2010 the Company’s Board authorized a private placement of up to 5,000,000 shares at $1.00 per share to accredited investors.   As of June 30, 2010, the Company had accepted subscriptions representing 1,776,000 shares for gross proceeds of $1,776,000.

During the six months ended June 30, 2010, the Company purchased land and water shares in the Mutual Ditch Company with cash and the issuance of 500,000 shares valued at $1.00 per share.

Stock Options and Restrictive Stock Units (RSUs)

The Company has a Stock Incentive Plan (the "Incentive Plan"), that allows the Company to grant incentive stock options and/or purchase rights (collectively "Rights") to officers, employees, former employees and consultants of the Company and its subsidiaries.  The board has given the ability to grant Rights to the CEO.

A summary of the Two Rivers option plan is as follows:

	Shares	Weighted Average Exercise Price
Outstanding, January 1, 2009	3,941,510	$1.33
Granted	-	-
Cancelled	(110,000)	$2.00
Expired	-	-
Exercised	(200,000)	$0.05
Outstanding, January 1, 2010	3,631,510	$1.38
Granted	-	-
Cancelled	(1,905,948)	$1.41
Expired	-	-
Exercised	-	-
Outstanding, June 30, 2010	1,725,562	$1.36
Options Exercisable , June 30, 2010	1,725,562	$1.36

Two Rivers Water Company June 30, 2010 10Q

A summary of the Northsight option plan is as follows:

	Shares	Weighted Average Exercise Price
Outstanding, January 1, 2009	582,777	$0.50
Granted	-	-
Cancelled	(562,777)	$0.50
Expired	-	-
Exercised	-	-
Outstanding, January 1, 2010	20,000	$0.50
Granted	200,000	$0.50
Cancelled	-	-
Expired	-	-
Exercised	-	-
Outstanding, June 30, 2010	220,000	$0.50
Options Exercisable , June 30, 2010	206,667	$0.50

During the six months ended June 30, 2010, the Northsight issued 200,000 of its stock options to the purchaser of Legendary.   Using the Black-Scholes model of fair value, the total expense to recognize was less than $1,000 and therefore no expense was recognized.

If all of the Northsight options outstanding at June 30, 2010 were exercised, the impact on the minority interest would be immaterial.

During the six months ended June 30, 2010, the Company converted 1,905,948 of its stock options to RSUs.  Under ASC 718, a computation was made to perform a fair value of the options and the fair value of the RSUs.  Further, during the six months ended June 30, 2010, an additional 2,200,000 RSUs were granted to the Company’s key employees.  The expense recognized for the six months ended June 30, 2010 is $580,000.  The remaining unamortized amount is $3,729,000.

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

Two Rivers Water Company June 30, 2010 10Q

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

Based on this calculation, an expense of $50,000 was recognized for the six months ended June 30, 2010.

NOTE 8 – INCOME TAXES

At December 31, 2009, the Company estimated a total 2009 income tax benefit and related expected refund of $489,000.

During the six months ended June 30, 2010, the Company evaluated its potential tax benefit from the loss recognized for this period.   The tax benefit is as follows:

Two Rivers Water Company June 30, 2010 10Q

Statutory Rate Reconciliation
Federal Rate	34.00%
State Rate	4.63%
Federal benefit of State Rate	(1.57)%
Net Effective Rate	37.06%

Tax asset recognition (in thousands):
Loss reported on financials before taxes	$(2,108)
Tax adjustments:
Non-deductible impairment expense	438
Stock option and warrant expense	628
Entertainment and other items	13
Adjusted taxable loss	(1,029)
Net Effective Rate	37.06%
Tax benefit from loss carryback	$(381)

Refund expected as of December 31, 2009	$489
Refunds received	(61)
Deferred tax asset carried forward from 2009	277
Additional benefit from loss carryback above	381
Deferred tax asset valuation allowance	(658)
Tax receivable as of June 30, 2010	$427

Total current deferred tax asset of $658,000 is not recognized in current operations, since management has determined the tax benefit cannot be reasonably assured of being used in the near future.  Total income tax receivable as of June 30, 2010 is $427,000.

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

The assets to be liquidated are presented at the lower of cost or current market values, as of June 30, 2010 and December 31, 2009 and are detailed as follows:

(in thousands)	June 30, 2010	Dec 31, 2009
Mortgages receivable	$371	$371
Thomas Park project	3,231	2,962
Other real estate owned	650	1,529
Subtotal	4,252	4,862
Less allowances and depreciation	(1,619)	(1,381)
Net book value of property to sell	2,633	3,481
Less amounts owed on real estate to be sold	(950)	(950)
Net projected proceeds from mortgage receivables, Thomas Park, and other real estate owned	$1,683	$2,531

Two Rivers Water Company June 30, 2010 10Q

Within the discontinued operations, during the six months ended June 30, 2010 and 2009, the Company recognized a loss on disposal of real estate of $44,000 and a gain of $56,000, respectively.

Within the discontinued operations, during the six months ended June 30, 2010 and 2009, the Company had $76,000 and $258,000 in revenue, respectively.

Because it is Management’s estimate that the above assets to be sold are stated at the lower of cost or current fair market value, when these assets are sold it is projected not to be a further gain or loss.  However, market conditions can change which would then cause a gain or loss to be recognized upon sale.

These assets are held in the Company’s subsidiaries Northsight and Southie.

On June 30, 2010, the Company sold its 100% interest in Legendary to its acting broker, a previous employee of Legendary, for a sales price of $9,000 plus the buyer assuming the office lease.  Legendary’s business consisted of residential real estate brokerage and residential real estate management in the Phoenix area.  The Company recognized a gain of $82,000 which was partially offset by a write-off of funds advanced to Legendary by the Company of $70,000.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

Operating Leases

In February 2008, the Company along with its subsidiary, Northsight opened offices at 2000 S. Colorado Blvd, Suite 200, Denver, Colorado.  The lease for this office is $4,701 per month, plus pass throughs.  The lease expires February 28, 2011.

The amounts due at the base rate are as follows:

Period	Amount Due
2010	$30,000
2011	$10,000

The Company also has equipment and software leases with the following commitments:

Period	Amount Due
2010	$3,000
2011	$5,000

Two Rivers Water Company June 30, 2010 10Q

Bank Accounts

As of May 19, 2008, Northsight acquired a $1,200,000 construction loan with Mt. Washington Cooperative Bank for the development of the Thomas Park Property. The loan is due on October 1, 2010 with monthly interest only payments, at prime plus 2% interest rate and an interest rate floor of 7%.  As of December 31, 2009 and June 30, 2010, the balance owed on the loan was $950,000.   Previously this loan was due on November 19, 2009 but was extended to October 1, 2010.  As part of the agreement to extend the loan a principal reduction was due and an establishment of a restricted cash account to cover interest payments until June 1, 2010.   As of June 30, 2010, $13,000 was in the restricted cash account.

HCIC Holdings, LLC – Joint Venture

On August 17, 2009, Two Rivers, through its wholly owned subsidiary TRWC, and TRB formed HCIC, a joint venture.  Under the terms of the joint venture agreements, the Company, at the Company’s sole discretion, can contribute up to $2,850,000 in cash. As of December 31, 2009 the Company had contributed $1,807,000 in HCIC.  As of June 30, 2010 the Company has contributed $1,063,000 over its $2,850,000 capital contribution.  The capital contribution was eliminated in the consolidation with HCIC.

Defined Contribution Plan

Two Rivers has a 401(k) profit sharing plan (the “Plan").  Subject to limitations, eligible employees may make voluntary contributions to the Plan. The Company may, at its discretion, make additional contributions to the Plan.  The Company did not contribute during the six months ended June 30, 2010.

NOTE 11 – RELATED PARTY TRANSACTIONS

In August 2009, the Company signed a one year lease for office space to be used by Two Rivers Water Company in Walsenburg, Colorado.  The rate is $600 per month.  The building is owned by an officer of a subsidiary of the Company.  Management believes that this rent payment approximates the fair market value.

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

Two Rivers Water Company June 30, 2010 10Q

NOTE 12 – LEGAL PROCEEDINGS

Carson Suit

The Company was a co-defendant in a lawsuit filed on April 2, 2008 in Jackson County Circuit Court in Missouri.   The Company loaned money to Lydia Carson (borrower) to purchase a home in Kansas City Missouri.   The plaintiffs claimed they had a superior lien on the property that was in place before the borrower borrowed money from the Company for the purchase. On June 30, 2010, the amount owed by Lydia Carson to the Company was $253,000 (note balance of $315,000 less escrow held of $62,000).  On April 27, 2010 the Company received a judgment granting the Company a first lien position which the Company is in the process of collecting the judgment.

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

NOTE 13 – SUBSEQUENT EVENTS

This section includes all subsequent events through the date the financial statements were available to be issued.  The following is in addition to subsequent events mentioned throughout the footnotes:

Subsequent to June 30, 2010 and through August 13, 2010, the Company has received an additional $86,000 in its current private placement, representing 86,000 common stock shares to be issued.

Two Rivers Water Company June 30, 2010 10Q

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

On March 17, 2010, the Company formed Two Rivers Farms, LLC (“Farming”) to acquire and operate agriculture land either as a sole operator or in joint venture with other individuals and companies (the “Farming Business”).  Two Rivers is Farming’s sole member and owner.  Two Rivers intends to hold whatever ownership interest it has in the Farming Business within Two Rivers Farms, LLC.

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

On July 13, 2010, the Company formed Two Rivers Water, LLC (“Water”), a Colorado limited liability company, to secure additional water rights, rehabilitate water storage structures and to develop one or more special water districts.

In addition, Two Rivers operates the following businesses: (a) property management and residential real estate brokerage in Arizona, and (b) development of a three unit residential condominium in Boston Massachusetts.   The Company is in the process of liquidating its real estate and mortgage assets through the sale of residential properties acquired through foreclosure and the sale or receive a payoff of the two remaining mortgages it holds.

Two Rivers Water Company June 30, 2010 10Q

On June 30, 2010, the Company sold its 100% interest in Legendary Investment Group, LLC (“Legendary”) to its acting broker, a previous employee of Legendary, for a sales price of $9,000 plus the buyer assuming the office lease.

The Thomas Park project in South Boston (with an anticipated additional expenditure of $250,000) is ready for sale and is listed for a gross selling price of $2,283,000.  As of August 3, 2010, we have received and accepted offers on all three units and have a signed purchase and sale agreement on one unit.  We are working with our realtor and our legal counsel in Boston to enter into a purchase and sale agreement on the two remaining accepted offers.  As of June 30, 2010 we have invested $3,231,000 in Thomas Park, less an impairment of $1,297,000, for a carrying value of $1,934,000.

As of June 30, 2010, we have $467,000 in real estate owned (net, after an impairment of $150,000 and depreciation of $33,000).  It is management’s intent to liquidate all of this property during 2010.  During this liquidation, we do not anticipate any additional material expenses to be incurred.   If the property is held in Southie, proceeds from liquidation will be transferred to Two Rivers as a reduction of the intercompany debt that Southie and Northsight owe to the parent company.  Management expects to have the liquidation of real estate owned and mortgage notes receivable held completed by December 31, 2010.

To augment our efforts on the development of the Water Business and other related businesses we are in the process of completing the purchase of the remaining outstanding shares that we do not own of the Mutual Ditch Company and additional land which would assist in perfecting water rights and provide additional water resources.  As of June 30, 2010, HCIC had a 74% ownership in the Mutual Ditch Company.

In order to assist with additional capital formation, our Board approved a private placement effective January 5, 2010 to offer the Company’s restricted common stock at $1.00/share.  The maximum offering is 5,000,000 shares, no minimum, and the offering originally expired February 28, 2010, and was subsequently extended by the Board to August 31, 2010.  As of June 30, 2010 and August 3, 2010, 1,776,000 and 1,864,000 cumulative subscriptions have been received, respectively.  These subscriptions have been paid in cash of $1,776,000 and $1,864,000, respectively.  There can be no assurances that the Company will be able to raise funds under its current private placement.

Results of Operations
For the Six Months Ended June 30, 2010 Compared to the Six Months Ended June 30, 2009

During the six months ended June 30, 2010, we recognized revenues from continuing operations of $64,000, compared to $45,000 in revenues from continuing operations during the six months ended June 30, 2009.   Within our discontinued operations, during the six months ended June 30, 2010 and 2009 we recognized revenues of $32,000 compared to $258,000, respectively.  The decrease of $226,000 in our discontinued operations is a result of our company’s new focus on the Water, Farming and Energy Business and the liquidation of our legacy mortgage and real estate business.

The Company had no direct cost of delivering our continuing operations for the six months ended June 30, 2010 and 2009.   In terms of our discontinued operations, the direct cost of delivering the discontinued operations were $29,000 and $141,000, for the six months ended June 30, 2010 and 2009, respectively. The decrease of $112,000 is due to our winding down of the discontinued operations.

Operating expenses from continuing operations during the six months ended June 30, 2010 and 2009 were $1,688,000 and $195,000, respectively.  The increase of $1,493,000 is due to the non-cash expense of granting of restrictive stock units and extending warrants expiration dates ($630,000) and increased expenses as we expand our business focus in water, farming and energy.

Two Rivers Water Company June 30, 2010 10Q

Operating expenses from discontinued operations during the six months ended June 30, 2010 and 2009 were $556,000 and $1,008,000, respectively.  This reflects our new business focus and winding down of our discontinued operations.  For discontinued operations, we recognized an after tax benefit loss of $536,000 and $782,000 for the six months ended June, 2010 and 2009, respectively.

For continuing operations, during  the six months  ended  June  30,  2010 and 2009,  we  recognized  a net  loss  $1,845,000 and $149,000, respectively.  The increased loss of $1,696,000 is due from our rapid expansion of the Water, Farming and Energy Business and increased stock based compensation.

LIQUIDITY

From the Company’s inception through June 30, 2010, we have funded our operations primarily from the following sources:
-	Equity proceeds through private placements of Two Rivers securities;
-	Revenue generated from operations;
-	Loans and lines of credit;
-	Sales of residential properties acquired through deed-in-lieu actions;
-	Sales of equity investments, and
-	Proceeds from the exercise of legacy Navidec, Inc. options

Cash flow from operations has not historically been sufficient to sustain our operations without the above additional sources of capital.  As of June 30, 2010, the Company had cash and cash equivalents of $220,000.  Cash flow used by our operating activities totaled $919,000 for the six months ended June 30, 2009 compared to operating activities using $344,000 for the six months ended June 30, 2009.

As of June 30, 2010, the Company had $708,000 in current assets and $1,517,000 in current liabilities.  The Company intends to continue with its strategy of liquidating its legacy real estate assets to expand their Water, Farming and Energy Business and on its current private placement of its restricted common shares in order to provide additional capital to be used in the support of its operations.

Cash flows used by our investing activities for the six months ended June 30, 2010 were $6,035,000 compared to cash provided by our investing activities of $564,000 for the six months ended June 30, 2009.  The increase is primarily due to our purchase of the shares in the Mutual Ditch Company for $5,939,000.

For the six months ended June 30, 2009 we provided $564,000 from investing activities.  We invested $199,000 in real estate in Boston, Massachusetts (Thomas Park), and received $1,196,000 from a sale of REO properties.  Through our marketable securities trading efforts, we purchased $123,702,000 in marketable securities and sold $123,276,000 in marketable securities.

Net cash produced in financing activities was $6,558,000 for the six months ended June 30, 2010 compared to a use of cash of $318,000 for the six months ended June 30, 2009.  During the six months ended June 30, 2010 we increased our long-term borrowings by $4,944,000 through owner financing of the water and land purchase for the Water Business, and sold $1,620,000 for cash in the Company’s common stock in a private placement.

Subsequent to June 30, 2010 and through August 3, 2010, the Company has sold $86,000 in its current private placement, representing 86,000 restricted common stock shares to be issued.

Two Rivers Water Company June 30, 2010 10Q

For the six months ended June 30, 2009 from financing activities we used $318,000 in cash to purchase back our common stock, which was retired and fully pay a promissory note.

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

ALLOWANCE FOR BAD DEBT

Two Rivers’ policy on allowances for bad debt determines the timing and recognition of expenses.  The Company follows guidelines that establish allowances based off of historical and account specific trends; however, certain judgments affect the application of Two Rivers’ bad debt allowance policy. Two Rivers receivables are recorded net of an allowance for doubtful accounts which requires management to estimate amounts due which may not be collected.  This estimate requires consideration of general economic conditions, overall historical trends related to the Company’s collection of receivables, customer specific payment history, and customer specific factors affecting their ability to pay amounts due.  Management routinely assesses and revises its estimate of the allowance for doubtful accounts.  As of June 30, 2010 and December 31, 2009, we had $1,619,000 and $1,390,000, respectively, in allowances for bad debt and valuation impairments, as follows:

Allowance for:	June 30, 2010	Dec 31, 2009
Short Term Mortgages	$139,000	139,000
Boston Property – Thomas Park	1,297,000	889,000
Real Estate owned – depreciation	33,000	40,000
Real Estate owned – impairments	150,000	313,000
Total	$1,619,000	1,381,000

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

Two Rivers Water Company June 30, 2010 10Q

Under the terms of the HCIC joint venture, the non-related party owning 50% of HCIC, TRB, contributed options on purchasing the Mutual Ditch Company along with purchase agreements for acquiring land.  TRB also contributed cash being held in escrow or that had been paid to owners of the shares of the Mutual Ditch Company.  The Company initially valued the TRB’s contribution to HCIC at $2,850,000 and attributed this cost to options on real estate.  As options are exercised, the prorata amount is transferred to the cost of water shares.    As of June 30, 2010, the balance of the options on real estate was $637,000 and water shares was $10,677,000.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Two Rivers is exposed to the impact of interest rate changes and change in the market values of the Company’s investments.  Based on Two Rivers'  market  risk  sensitive instruments  outstanding  as of June 30, 2010,  as described  below,  it has determined  that there was no  material  market risk  exposure to the  Company's consolidated financial position, results of operations, or cash flows as of such date. Two Rivers does not enter into derivatives or other financial instruments for trading or speculative purposes.

INTEREST RATE RISK

At June 30, 2010, the Company’s exposure to market rate risk for changes in interest rates relates primarily to its borrowings, as well as, its mortgage services business.  Two Rivers has not used derivative financial instruments in its credit facilities.  A hypothetical 10% increase in the Prime Rate would not be significant to the Company's financial position, results of operations, or cash flows.

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

Two Rivers Water Company June 30, 2010 10Q

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to the impact of interest rate changes and change in the market values of our real estate properties. Based on our market risk sensitive instruments outstanding as of June 30, 2010, as described below, it was determined that there was no material market risk exposure to our consolidated financial position, results of operations, or cash flows as of such date. We do not enter into derivatives or other financial instruments for trading or speculative purposes.

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

As required by SEC Rule 15d-15(b), Mr. John McKowen, our Chief Executive Officer and Mr. Wayne Harding, our Chief Financial Officer carried out an evaluation under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 15d-14 as of the end of the period covered by this report

The Company, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of June 30, 2010.  Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, because of the material weakness in internal control over financial reporting described below, the Company's disclosure controls and procedures were not effective as of June 30, 2010.

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

Two Rivers Water Company June 30, 2010 10Q

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

Management’s assessment of the effectiveness of the small business issuer’s internal control over financial reporting as of the quarter ended June 30, 2010, is that we believe that internal control over financial reporting continues not to  be effective, and we in the process of improving controls to the extent possible given the limited size of our accounting and executive staff.  We have identified certain material weaknesses of accounting relating to a shortage of accounting and reporting personnel due to limited financial resources and the size of our Company.  This material weakness can lead to the following:
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

There was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Two Rivers Water Company June 30, 2010 10Q

PART II.  OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

Carson Suit

The Company was a co-defendant in a lawsuit filed on April 2, 2008 in Jackson County Circuit Court in Missouri.   The Company loaned money to Lydia Carson (borrower) to purchase a home in Kansas City Missouri.   The plaintiffs claimed they had a superior lien on the property that was in place before the borrower borrowed money from the Company for the purchase. On June 30, 2010, the amount owed by Lydia Carson to the Company was $253,000 (note balance of $315,000 less escrow held of $62,000).  On April 27, 2010 the Company received a judgment granting the Company a first lien position which the Company is in the process of foreclosing on the lien.

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

ITEM 1A.    RISK FACTORS

Not applicable to Smaller Reporting Issuers.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the six months ended June 30, 2010 the Company’s Board authorized a private placement of up to 5,000,000 shares at $1.00 per share to accredited investors.   As of June 30, 2010 the Company had accepted subscriptions representing 1,776,000 shares.

Two Rivers Water Company June 30, 2010 10Q

During the six months ended June 30, 2010, the Company converted 1,905,948 of its stock options to Restrictive Stock Units (“RSUs”).  The Board also granted 2,200,000 RSUs to the Company’s key employees.

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

NONE

ITEM 4.   (RESERVED AND REMOVED)

ITEM 5.   OTHER INFORMATION

NONE

Two Rivers Water Company June 30, 2010 10Q

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

TWO RIVERS WATER COMPANY (Registrant)
Dated: August 16, 2010	By: /s/ John McKowen
Chief Executive Officer & Chairman of the Board
By: /s/ Wayne Harding
Chief Financial Officer & Principal Accounting Officer