Form 10-Q
period 2010-09-30
TWO RIVERS WATER Co
filed 2010-11-12
CIK 1302946

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
Or
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
Yes |_| No |X|

As of November 5, 2010 there were 19,559,583 shares outstanding of the registrant's Common Stock.

		Page
Item 1	Financial Statements (Unaudited)
	Consolidated Balance Sheets September 30, 2010 and December 31, 2009	1
	Consolidated Statements of Operations – Three months and nine months ended September 30, 2010 and 2009	2
	Consolidated Statements of Cash Flows –Nine months ended September 30, 2010 and 2009	3
	Consolidated Statement of Changes in Stockholders’ Equity – September 30, 2010	5
	Notes to Consolidated Financial Statements	6
Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	31
Item 3	Quantitative and Qualitative Disclosures About Market Risk	36
Item 4	Controls and Procedures	36
PART II – OTHER INFORMATION
Item 1	Legal Proceedings	37
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds.	38
Item 3	Defaults Upon Senior Securities – Not Applicable
Item 4	Rescinded and Removed
Item 5	Other Information – Not Applicable	38
Item 6	Exhibits
	SIGNATURES	40

TWO RIVERS WATER COMPANY AND SUBSIDIARIES
Consolidated Balance Sheets  (In Thousands)

	September 30, 2010	December 31, 2009
ASSETS:	Unaudited	Audited
Current Assets:
Cash and cash equivalents	$1,140	$616
Note receivable - Aegis/Grizzle (Notes 2, 4)	-	295
Accrued interest receivable	1	4
Advances and accounts receivable	43	1
Income taxes receivable (Notes 2, 8)	-	489
Deposits	51	202
Prepaid expenses	12	16
Assets held for sale	-	134
Total Current Assets	1,247	1,757
Property, equipment and software, net (Note 2)	174	94
Other Assets
Investment in Boston Property all units sold as of Sept 30,2010, net of impairment of $889 on December 31, 2009 (Note 3)	-	2,073
Land (Notes 2, 3)	1,294	991
Water rights and infrastructure (Notes 2, 3)	24,196	2,267
Options on real estate (Notes 2, 3)	-	2,586
Dam Construction (Note 3)	474	163
Farm product	144	-
Assets held for sale (Notes 2, 4)	671	1,274
Other assets	5	-
Total Other Assets	26,784	9,354
TOTAL ASSETS	$28,205	$11,205

LIABILITIES & STOCKHOLDERS' EQUITY:
Current Liabilities:
Accounts payable	$215	$281
Short term borrowings (Note 5)	-	950
Deposits held	-	30
Accrued liabilities	90	5
Total Current Liabilities	305	1,266
Notes Payable - Long Term (Note 5)	9,126	2,175
Total Liabilities	9,431	3,441
Commitments and Contingencies (Notes 1, 2, 3, 4, 5, 7, 8, 9, 10, 12, 13)
Stockholders' Equity:
Common stock, $0.001 par value, 100,000,000 shares	20	9
authorized, 19,609,583 and 9,214,583 shares issued
and outstanding at Sep 30, 2010 and Dec 31, 2009, respectively
Additional paid-in capital	24,257	9,200
Accumulated (deficit)	(7,618)	(4,120)
Total Two Rivers Water Company Shareholders' Equity	16,659	5,089
Noncontrolling interest in subsidiary (Note 2)	2,115	2,675
Total Stockholders' Equity	18,774	7,764
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$28,205	$11,205

The accompanying notes to consolidated financial statements are an integral part of these statements.

TWO RIVERS WATER COMANY AND SUBSIDIARIES
Consolidated Statements of Operations  (In Thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	30-Sep-10	30-Sep-09	30-Sep-10	30-Sep-09
Revenue
Loan Fees and real estate income	$-	11	$2	$11
Interest revenues	4	(5)	13	40
Farm Revenue	16	-	16	-
Water Revenue	14	-	14	-
Member assessments	-	-	53	-
Total Revenue	34	6	98	51
Direct cost of revenue	-	-	-	-
Gross Profit	34	6	98	51
Operating Expenses:
General and administrative	800	769	2,475	958
Depreciation and amortization	8	(5)	21	1
Total operating expenses	808	764	2,496	959
(Loss) from operations	(774)	(758)	(2,398)	(908)
Other income (expense):
Gain (loss) on sale of investments	-	107	41	38
Gain(loss) from previous non-controlling interest	(273)
Interest income	-	29	-	33
Interest (expense)	(109)	(3)	(283)	(13)
Other income (expense)	(37)	0	(125)	-
Total other income (expense)	(419)	133	(367)	58
Net (Loss) from continuing operations before taxes	(1,193)	(625)	(2,765)	(850)

Income tax benefit (Note 8)	-	214	-	290
Net (Loss) from continuing operations	(1,193)	(411)	(2,765)	(560)

Discontinued Operations (Note 10)
Loss from operations of discontinued real estate and mortgage business (including loss on disposal of real estate of $81 and a $57 gain for nine months ending Sept 30, 2010 and Sept 30, 2009, respectively)	(150)	(423)	(686)	(1,333)
Income tax benefit	-	92	-	220
(Loss) on discontinued operations	(150)	(331)	(686)	(1,113)
Net (Loss)	(1,343)	(742)	(3,451)	(1,673)
Net loss (income) attributable to the noncontrolling interest (Note 2)	(9)	-	(9)	-

Net (Loss) attributable to Two Rivers Water Company	$(1,352)	(742)	$(3,460)	$(1,673)

(Loss) Per Share - Basic:
(Loss) from continuing operations	(0.08)	(0.05)	(0.19)	(0.06)
(Loss) from discontinued operations	(0.01)	(0.03)	(0.05)	(0.12)
Total	(0.09)	(0.08)	(0.24)	(0.19)
Weighted Average Shares Outstanding:
Basic	15,522	8,881	14,387	8,948

The accompanying notes to consolidated financial statements are an integral part of these statements.

TWO RIVERS WATER COMPANY AND SUBSIDIARIES
Consolidated Statements of Cash Flows (In Thousands)
(Unaudited)
	For the nine months ended Sept 30,
	2010	2009
Net (Loss)	$(3,451)	$(1,673)
Adjustments to reconcile net income or (loss) to net cash used in operating activities:
Depreciation (including discontinued operations)	49	59
(Decrease) in bad debt allowance on note receivables	-	(478)
Legendary Investment sale and write off	49	-
Increase in reserves and impairments	463	741
Loss from REOs sold (discontinued operations)	44	8
(Gain) Loss on sale of investments and assets held	(40)	38
Decrease in assets held for sale	134	-
Loss on sale of Boston property	38	-
Stock based compensation and warrant extension	990	93
Changes in operating assets and liabilities:
(Decrease) in deferred revenue	-	(6)
(Increase) in accounts receivable	(39)	(4)
Decrease in prepaid expenses and other assets	-	(125)
Decrease in mortgage loans receivable	-	1,048
(See Supplemental Information below)
Decrease (increase) in income tax receivable	489	(510)
Decrease in accrued interest and expenses	-	1
(Decrease) in accounts payable	(66)	(118)
Increase (Decrease) in accrued liabilities and other	55	(88)
Net Cash (Used in) Operating Activities	(1,285)	(1,014)

Cash Flows from Investing Activities:
Investments (increased)/decreased
Boston real estate and other residential real estate	1,925	(250)
Marketable securities purchased	-	(124,357)
Proceeds from marketable securities sold	-	124,207
Proceeds from REO properties sold	498	2,109
Proceeds from asset held for sale	176	270
Purchase of property, equipment and software	(131)	-
Proceeds from fixed assets sold	18	(122)
Other assets	-	3
Purchase of land, water shares, infrastructure and options	(8,423)	(2,561)
Dam construction	(310)	-
Farm product	(144)	-
Net Cash Provided by/(Used in) Investing Activities	(6,391)	(701)

Cash Flows from Financing Activities:
Increase in long term borrowings	6,951	2,175
Private placement - net of placement costs	2,204	(250)
(Decrease) in short term borrowings	(950)	-
Retirement of Common Stock	(5)	(79)
Net Cash Provided by Financing Activities	8,200	1,846
Net (Decrease) in Cash & Cash Equivalents	524	131
Beginning Cash & Cash Equivalents	616	874
Ending Cash & Cash Equivalents	$1,140	$1,005
Continued on next page

Continued from previous page
Supplemental Disclosure of Cash Flow Information
Non cash settlement on short term mortgages and transfers	$-	$3,864
Non-controlling interest	$9	$-
Cash paid for Interest	$88	$46
Cash received from Income tax refunds	$501	$310
Common stock issued for land and water share purchase	$500	$-
Conversion of note receivable for loan on land	$295	$-
Increase in Water Shares due to acquisition costs	$174	$-
Increase in note receivable from sale of Legendary Investment	$9	$-
Stock issued for non-controlling interest in HCIC	$11,379	$-

The accompanying notes to consolidated financial statements are an integral part of these statements

TWO RIVERS WATER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Years Ended December 31, 2009 and 2008 and nine months ended September 30, 2010   (In thousands)
(Unaudited)
				Accumulated
	Voting		Additional	Other	Non-
	Common Stock		Paid-in	Comprehensive	Controlling	Accumulated	Stockholders'
	Shares	Amount	Capital	Income	Interest	(Deficit)	Equity
Balances, December 31, 2007	8,924	$9	$8,758	$1,578	$-	$(1,377)	$8,968

Net Income	-	-	-	-	-	182	182
Options exercised	100	-	5	-	-	-	5
Change in unrealized gains	-	-	-	(1,578)	-	-	(1,578)
Stock-based compensation expense	-	-	114	-	-	-	114
Retirement of Stock- open market purchases	(5)	-	(4)	-	-	-	(4)
Balances, December 31, 2008	9,019	9	8,873	-	-	(1,195)	7,687

Net (Loss)	-	-	-	-	(175)	(2,925)	(3,100)
Stock-based compensation expense	-	-	118	-	-	-	118
Retirement of Stock - open market purchases	(155)	-	(94)	-	-	-	(94)
Stock purchased through private placement	150	-	150	-	-	-	150
Options exercised	200	-	10	-	-	-	10
Recovered BPZ stock	-	-	143	-	-	-	143
Non-controlling interest in a subsidiary	-	-	-	-	2,850	-	2,850
Balances, December 31, 2009	9,214	9	9,200	-	2,675	(4,120)	7,764

Net Income (Loss)	-	-	-	-	9	(3,460)	(3,451)
Stock-based compensation expense	-	-	940	-	-	-	940
Warrant extension expense	-	-	50	-	-	-	50
Stock issued in exchange for land and water shares	500	1	499	-	-	-	500
Stock purchased through private placement	2,400	3	2,397	-	-	-	2,400
Direct cost of private placement	-	-	(196)	-	-	-	(196)
Stock issued in merger with TRB	7,500	7	11,372	-	2,160	-	13,539
Non-controlling interest in subsidiaries elimination	-	-	-	-	(2,729)	(38)	(2,767)
Retirement of Stock - open market purchases	(5)	-	(5)	-	-	-	(5)
Balances, September 30, 2010	19,609	$20	$24,257	$-	$2,115	$(7,618)	$18,774

The accompanying notes to consolidated financial statements are an integral part of these statements.

TWO RIVERS WATER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Nine Months Ended September 30, 2010 and September 30, 2009
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

On August 17, 2009, HCIC Holdings, LLC (“HCIC”), a Colorado limited liability company, was formed to acquire and operate a water business consisting of ownership of water rights, storage of water and distribution of water (the “Water Business”).  Upon formation, the Company owned 50% of HCIC and a non-related group owned the other 50%.   On September 14, 2010 the Company purchased the 50% non-controlling interest; therefore, the Company now owns 100% of HCIC, through its 100% owned subsidiary, TRWC, Inc.

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

In addition, previously Two Rivers operated the following businesses: (a) property management and residential real estate brokerage in Arizona, and (b) development of a three unit residential condominium in Boston Massachusetts.   The Company is in the process of liquidating its real estate and mortgage assets through the sale of residential properties acquired through foreclosure and the sale or receive a payoff of the two remaining mortgages it holds.

On June 30, 2010, the Company sold its 100% interest in Legendary Investment Group, LLC (“Legendary”) to its acting broker, a previous employee of Legendary, for a sales price of $9,000 plus the buyer assuming the office lease.

The Company intends to focus its entire efforts on the development of the Water, Farming and Energy Businesses.  Therefore, the Company is winding down and/or disposing of its other businesses.  The Company is in the process of completing the purchase of the remaining outstanding shares of Huerfano-Cucharas Irrigation Company; a Colorado Mutual Ditch Company (the “Mutual Ditch Company”) located in Huerfano and Pueblo counties in the State of Colorado and additional land, which would assist in perfecting water rights and provide additional water resources.  As of September 30, 2010, HCIC had a 91% ownership in the Mutual Ditch Company.

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

SUBSIDIARIES

Two Rivers is the parent company and owns 100% of TRWC, Inc., Two Rivers Farms LLC, Two Rivers Energy LLC and Two Rivers Water LLC.   TRWC, Inc. owns 100% of HCIC Holdings, LLC (“HCIC”).  HCIC owns 91% of the Mutual Ditch Company as of September 30, 2010.  Two Rivers owns 98% of Northsight, Inc.   Northsight owns 100% of Southie Developments and Legendary Investment Group.

Two Rivers Water Company September 30, 2010 10Q

TRWC, INC. (formerly Two Rivers Water Company)

On July 28, 2009, the Company formed Two Rivers Water Company, a Colorado corporation.  On November 19, 2009, with shareholder approval, the Company changed its parent name from Navidec Financial Services, Inc. to Two Rivers Water Company.  Simultaneously, the Company changed the original Two Rivers Water Company’s name to TRWC, Inc. (“TRWC”).  The Company owns 100% of TRWC.

HCIC HOLDINGS, LLC

Two Rivers currently operates a water acquisition, development and distribution business in Huerfano County, Colorado through its 100% owned subsidiary HCIC, which at December 31, 2009 had an 18% ownership in the Mutual Ditch Company.  As of September 30, 2010, HCIC owned 91% of the Mutual Ditch Company.

On August 17, 2009, Two Rivers, through its wholly owned subsidiary TRWC, and Two Rivers Basin, a Colorado limited liability company (“TRB”), formed HCIC, a joint venture.

Due to the Company being the sole contributor of operational cash, without which HCIC would be unable to operate, the Company is treating its investment in HCIC as a Variable Interest Entity (“VIE”) and under US GAAP should consolidate HCIC.

In coming to the conclusion to consolidate HCIC, the Company researched the authoritative literature as it pertains to the equity method of accounting and joint ventures (ASC 323.10.15).  Other considerations to be examined if there is a VIE relationship which pertains to the Company includes representation on the board of directors; participating in policy-making processes, and the interchange of managerial personnel (ASC 323.10.15-6).  Further, accounting standards require valuing TRB’s contribution in HCIC at fair value.  As of December 31, 2009, the Company estimated the valued of the TRB options to purchase shares in the Mutual Ditch Company to be $2,586,000.

On September 14, 2010, TRWC obtained 100% ownership of HCIC.  The owners of TRB were issued 7,500,000 shares of the Company’s common stock in exchange for 100% of their ownership in HCIC.  This transaction was booked at fair value and substantiated by an appraisal as of March 2, 2010 and September 30, 2010.

At March 31, 2010, HCIC owned 71% ownership in the Mutual Ditch Company.  Since the Company consolidated HCIC, the Mutual Ditch Company was also consolidated in the Company’s financials.   After a majority share of the Mutual Ditch Company was acquired, the Company ordered an appraisal of the Ditch Company.

During the three months ended September 30, 2010, the Company received a formal appraisal of the Mutual Ditch Company as follows:

As of March 2, 2010 (the date HCIC acquired majority interest in the Mutual Ditch Company)	$24,196,000
As of September 30, 2010	$26,217,000

The appraisal was performed by Wright Water Engineers, Inc, an unrelated entity to the Company.   The lead appraiser is a senior principal consultant with Wright Water and is a Professional Engineer and a Certified General Appraiser in Colorado and Arizona.  The appraisal covered all of the assets owned by the Mutual Ditch Company using a highest and best use as agriculture.  The appraisal approach to value used the sales comparison, cost and income approach.

Upon receiving the appraisal, the Company adjusted its September 30, 2010 balance sheet to reflect the fair value of the Mutual Ditch Company at $24,196,000.   As of September 30, 2010, the Company owned 91% of the Mutual Ditch Company; therefore, 9% of the $24,196,000 valuation, or $2,178,000, is recognized in equity as the non-controlling interest in a subsidiary, less previous loss and negative member equity of $63,000, for a total non-controlling interest in subsidiary of $2,115,000.

Two Rivers Water Company September 30, 2010 10Q

HUERFANO-CUCHARAS IRRIGATION COMPANY

Huerfano-Cucharas Irrigation Company (“Mutual Ditch Company”); a Colorado Mutual Ditch Company is located in Huerfano and Pueblo counties in the State of Colorado.  The Mutual Ditch Company owns water rights, water storage and distribution systems in Huerfano and Pueblo counties.  As of September 30, 2010, HCIC owned 91% Mutual Ditch Company.

TWO RIVERS FARMS, LLC

The Company formed Two Rivers Farms, LLC to reintroduce agriculture activity in Huerfano and Pueblo counties in Colorado.  With the planned re-construction of the main reservoir (the Cucharas Reservoir) owned by the Mutual Ditch Company, Farming plans to lease water from the Mutual Ditch Company to produce agriculture crops.

Two Rivers intends to hold whatever ownership interest it has in the Farming Business within Two Rivers Farms, LLC.

During the 2010 season, Farms farmed approximately 400 acres of land. The crop is wheat and feed corn.

TWO RIVERS WATER, LLC

The Company formed Two Rivers Water, LLC to secure additional water rights, rehabilitate water storage structures and to develop one or more special water districts.

TWO RIVERS ENERGY, LLC

The Company formed Two Rivers Energy, LLC to focus on the production of alternative energy.  Except for a bank account balance of $1,000, as of September 30, 2010, there are no assets being held in Energy.  Two Rivers intends to hold whatever ownership interest it has in the Energy Business within Two Rivers Energy, LLC.

The Company is in the process of seeking financing and a joint venture partner to develop their energy business.

LEGENDARY INVESTMENT GROUP, LLC – Discontinued Operations (sold June 30, 2010)

Legendary Investment Group, LLC (“Legendary”) was a limited liability company under the laws of the state of Arizona.  It was formed in October 2008 and in December 2008 became a 100% owned subsidiary of Northsight.  Northsight acquired Legendary based on Northsight’s ability to fund and expand Legendary’s business.

On June 30, 2010, the Company sold its 100% interest in Legendary Investment Group, LLC (“Legendary”) to its acting broker, a previous employee of Legendary, for a sales price of $9,000 plus the buyer assuming the office lease.

NORTHSIGHT, INC. (formerly Navidec Mortgage Holdings, Inc.) – Discontinued Operations

In early 2009 Northsight discontinued its short term bridge lending in an effort to reduce its exposure to credit risk.  No new loans have been granted since early 2009.  As of September 30, 2010 and December 31, 2009, Two Rivers had $231,000 (net of an allowance for impairment of $139,000) in long term bridge loans outstanding.

Two Rivers Water Company September 30, 2010 10Q

SOUTHIE DEVELOPMENTS,LLC – Discontinued Operations

Two Rivers formed a Colorado limited liability company, Southie Developments, LLC, (“Southie”) on January 31, 2008, as its sole and managing member.  Southie was organized to develop residential real estate for resale and to own and manage residential real estate acquired via foreclosure of real estate loans owned by Two Rivers.  Once a real estate loan defaults and Two Rivers obtains title to the collateral, Two Rivers transfers the property to Southie for development and management.  As part of the management and development of the properties transferred to it, Southie honored any existing residential leases and in some cases did expend monies for rehabilitation of the property with the expectation of selling the property in a short time period, usually less than one year.  However, if Southie deemed the property to be a good longer term investment, they might hold the property for periods longer than 12 months.  At September 30, 2010, Southie owned properties, as discussed below.

In November 2007, Northsight purchased 56 Thomas Park, South Boston, Massachusetts 02127, a residential property, for $1,200,000 (“Thomas Park Property”).  This property was subsequently transferred to Southie.  The Thomas Park Property is a 6,000 square feet single family residence that Northsight converted into three 2,000 square feet individual condominium single family units.  As of May 19, 2008, Southie acquired a $1,200,000 construction loan with Mt. Washington Cooperative Bank for the development of the Thomas Park Property. The loan was due on October 1, 2010 with monthly interest only payments, at prime plus 2% interest rate and an interest rate floor of 7%.  As of December 31, 2009, the balance owed on the loan was $950,000.   Previously, this loan was due on November 19, 2009 but was extended to October 1, 2010.  As part of the agreement to extend the loan a principal reduction was due and an establishment of a restricted cash account to cover interest payments until June 1, 2010.   The restricted cash account was not established until January 12, 2010 and totaled $46,000.  As of June 30, 2010, the Company had invested $3,231,000 including the bank construction loan of $950,000.  During the three months ended September 30, 2010 the Company completed the sale of all three units for a gross sales price of $2,250,000 and recognized a loss of $22,000 over the previous impairment of $1,297,000.  Additionally, the Company has reserved $15,000 against future warranty repairs, which are for repairs up to 12 months from each unit’s sold date.  The Mt. Washington Cooperative Bank debt was fully retired and the restricted cash account closed.

At September 30, 2010, Northsight had two vacant lots in Virginia, one residential property in Arizona and one property in Colorado acquired by foreclosure or deed-in-lieu process.  At September 30, 2010, the carrying value of these properties was $439,000 (net of $175,000 impairment and $36,000 in accumulated depreciation).

Effective January 1, 2010, Two Rivers transferred 100% of its ownership of Southie to Northsight.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Information

The interim financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) as promulgated in Item 210 of Regulation S-X.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been condensed or omitted pursuant to such SEC rules and regulations.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial position as of September 30, 2010, results of operations for the three months and nine months ended September 30, 2010 and 2009, and cash flows for the nine months ended September 30, 2010 and 2009, as applicable, have been made.  The results for these interim periods are not necessarily indicative of the results for the entire year.  The accompanying financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s Form 10-K.

Two Rivers Water Company September 30, 2010 10Q

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Two Rivers and its subsidiaries, TRWC, HCIC, Mutual Ditch Company, Farming, Water, Energy, Legendary, Northsight, and Southie.  As of September 30, 2010 and December 31, 2009, Northsight had a negative stockholders’ deficit, therefore, the consolidated financial statements do not include a provision for a noncontrolling interest in a subsidiary for Northsight.  All significant inter-company balances and transactions have been eliminated in consolidation.

On August 17, 2009, Two Rivers through its wholly owned subsidiary TRWC, and TRB formed HCIC, a joint venture.  Each entity owned 50% interest in HCIC.  On September 14, 2010, TRWC purchased 100% of TRB’s ownership of HCIC through a merger and issuance of 7,500,000 shares of the Company’s stock to the members of TRB.

During the period from August 17, 2009 until the merger on September 14, 2010, due to the Company being the sole contributor of operational cash, without which HCIC would be unable to operate, the Company is treating its investment in HCIC as a Variable Interest Entity (VIE) and under US GAAP should consolidate HCIC.

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

Before the formation of the HCIC on August 17, 2009, TRB paid $130,000 to 93% of the shareholders of the Mutual Ditch Company for the right to purchase the shares of the Mutual Ditch Company.  During the three months ended September 30, 2009, HCIC paid $70,000 to extend the option to purchase land and water shares from shareholders of the Mutual Ditch Company.  If the land and water shares are purchased, the option payments will reduce the purchase price.  If these options are not exercised by HCIC, then the full option payments of $210,000 will be forfeited by HCIC.  As of September 30, 2010, HCIC exercised options for 91% of the shares of the Mutual Ditch Company.

On March 17, 2010, Two Rivers formed Two Rivers Farms, LLC and Two Rivers Energy, LLC as its wholly-owned subsidiaries.  Therefore, 100% of Farming and Energy operations and balance sheets are consolidated into Two Rivers.

On July 13, 2010, Two Rivers formed Two Rivers Water, LLC as its wholly-owned subsidiary.  Therefore, 100% of Water operations and balance sheets are consolidated into Two Rivers.

Non-controlling Interest

Non-controlling interest is recorded for the entities HCIC and the Mutual Ditch Company that are consolidated but are not wholly owned by the Company.

Two Rivers Water Company September 30, 2010 10Q

Below is the breakdown of the non-controlling interests’ share of gains and (losses).

(in thousands)	Nine months ending September 30, 2010	Year ending December 31, 2009
HCIC Holdings, LLC	$-	(175)
Mutual Ditch Company	9	-
Total	$9	(175)

The Company owns 98% of Northsight and its subsidiaries.  Since Northsight and it subsidiaries have a negative net worth, non-controlling interest is not shown on the balance sheet.   The Company owns 91% of the Mutual Ditch Company.  As of September 30, 2010, the non-controlling members’ equity in the Mutual Ditch Company was $2,115,000.

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

As of September 30, 2010, the Company had one individual bank demand deposit over the FDIC insurance limit of $250,000.   The balance in this account as of September 30, 2010 was $1,054,000.

Management reviews accounts receivable periodically and reduces the carrying amount by a valuation allowance that reflects management's best estimate of amounts that may not be collectible.  Allowances, if any, for uncollectible accounts receivable are determined based upon information available and historical experience.  As of September 30, 2010 and December 31, 2009, there was an allowance of $139,000 against a long term mortgage balance of $371,000.

Two Rivers Water Company September 30, 2010 10Q

No revenues to unaffiliated customers represented 10% or more of the Company’s revenue for the year ended December 31, 2009 and for the nine months ended September 30, 2010.

Fair Value of Financial Instruments

The Company records fair value of monetary and nonmonetary instruments in accordance with ASC 820 Fair Value Measurements and Disclosures  The ASC establishes a framework for measuring fair value, establishes a fair value hierarchy based on inputs used to measure fair value, and expands disclosure about fair value measurements. Adopting this statement has not had an effect on the Company’s financial condition, cash flows, or results of operations.

In accordance with ASC 820, the financial instruments have been categorized, based on the degree of subjectivity inherent in the valuation technique, into a fair value hierarchy of three levels, as follows:

Level 1.  Inputs are unadjusted, quoted prices in active markets for identical instruments at the measurement date (e.g. U.S. Government securities and active exchange traded equity securities.

Level 2.  Inputs (other than quoted prices included within Level 1) that are observable for the instrument either directly or indirectly (e.g. certain corporate and municipal bonds and certain preferred stocks).  This includes (i) quoted prices for similar instruments in active markets, (ii) quoted prices for identical or similar instruments in markets that are not active, (iii) inputs other than quoted prices that are observable for the instruments, and (iv) inputs that are derived principally from or corroborated by observable market data by correlation or other means.

Level 3.  Inputs that are unobservable.  Unobservable inputs reflect the reporting entity’s subjective evaluation about the assumptions market participants would use in pricing the financial instruments (e.g. certain structured securities and privately held investments).

The appraisal performed by Wright Water Engineers of the Mutual Ditch Company used Level 2 inputs whereby the water rights were valued using comparable prices in markets that are not active.  The infrastructure of the Mutual Ditch Company, including water storage, ditches and diversion points, was valued at replacement cost less physical obsolescence and deterioration.

As of September 30, 2010 the Company possesses water rights whose fair value will be measured at least on an annual basis.  The Company possesses financial instruments of a short-term nature, such as cash, prepaid expenses, advances receivable, accounts payable accrued liabilities, advances payable and convertible debenture, whose fair value can be approximated due to their short maturity.

Notes Receivable

The Company carries its notes receivable at cost or loan balance, subject to the valuation procedures described below.  The book value of these financial instruments is representative of their fair values. As of September 30, 2010 and December 31, 2009 the Company had a total of $232,000 invested in mortgages receivable, net of an allowance for bad debt of $139,000.

Interest is accrued monthly on notes receivable as earned and is no longer accrued if the loan becomes more than 90 days past due.  The Company provides a valuation for certain loans that are delinquent.  The valuation account is netted against notes receivable.  As of September 30, 2010, no interest was being accrued on the two remaining loans, since one loan is in default and under legal action and the other mortgage note is considered current with one month of interest accrued for $1,000.

Two Rivers Water Company September 30, 2010 10Q

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

Assets held for sale

Assets held for sale is comprised of real estate and other assets acquired through foreclosure, acceptance of a deed in lieu of foreclosure or otherwise acquired from the debtor in lieu of repayment of the debt.  It also includes mortgage notes receivable.  Assets acquired through or instead of loan foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis.  Revenues, expenses and subsequent adjustments to fair value less estimated costs to sell are classified as expenses for other real estate owned.  Assets held for sale are reviewed each quarter for impairments.

Land is carried at cost and is not depreciated.

Intangibles

Intangibles with an indefinite life:  As of September 30, 2010, based on an independent appraisal and management’s evaluation, management has determined that no impairments are necessary.

The water shares will not be amortized because they have an indefinite remaining useful life based on many factors and considerations, including, the historical upward valuation of water rights within Colorado.  Once per year, Management will assess the value of the water rights held, and in their opinion, if the rights have become impaired, Management will establish an allowance against the water rights.

Impairments

The market values of our assets are assessed quarterly by Management.  If the current market value is less than the net carrying value of the assets, an impairment charge is taken.  If the asset is held for long term, and the market value recovers, no recapture of impairment will be made.

Two Rivers Water Company September 30, 2010 10Q

Part 1—Real estate owned at end of period (in thousands)							Part 2—Rental income (in thousands)
Column A—List classification of property as indicated below		Column B—Amount of encumbrances	Column C—Initial cost to company	Column D—Cost of improvements, etc.	Column E—Amount at which carried at close of period	Column F—Reserve for depreciation and impairments	Column G—Rents due and accrued at end of period	Column H—Total rental income applicable to period	Column I—Expended for interest, taxes, repairs and expenses	Column J—Net income applicable to period
Farms
Residential
Arizona	$		113	3	115	72	0	10	4	6
Colorado			407	5	412	48	0	26	16	10
Apartments and business		0	0	0	0	0	0	0	0	0
Unimproved		0	0	0	0	0	0	0	0	0
VA		0	123	0	123	93	0	0	1	(1)
CO		600	1,294	0	1,294				1	(1)
Total		600	1,937	7	1,934	213	0	37	23	15
Rent from properties sold during period
AZ								0	0	0
Total		$600	1,937	7	1,944	213	0	37	23	15

Real Estate Detail (in thousands)	Boston Property	Other Real Estate Owned	Total
Beginning Balance: As of Dec 31, 2009	$2,073	$2,033	$4,106
Additions during the period:
Acquisitions through foreclosure			-
Other acquisitions		482	482
Improvements, etc.	629	13	642
Cost of real estate sold	(2,295)	(753)	(3,048)
Impairments	(407)	(41)	(448)
Other (describe) - depreciation	-	(3)	(3)
Ending Balance, Sept 30,2010	$0	$1,731	$1,731

Two Rivers Water Company September 30, 2010 10Q

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

Below is a summary of premises and equipment:

Asset Type	Life in Years	September 30, 2010	December 31, 2009
Office equipment & Furniture	5 – 7	$86,000	$86,000
Computers	3	59,000	52,000
Vehicles	5	45,000	-
Farm equipment	7	38,000	-
Mobile office	10	10,000	-
Irrigation system	10	31,000	-
Website	3	2,000	2,000
Subtotal		271,000	140,000
Less Accumulated Depreciation		97,000	46,000
Net Book Value		$174,000	$94,000

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

During the year ended December 31, 2009, the Company recognized income totaling $11,000 from origination fees.  During the nine months ended September 30, 2010, the Company did not recognize income from mortgage activity.

Interest Revenues - Revenues from interest are recorded at the time they are earned, thus the revenues shown are for interest actually received and the accruals for that which is due to the Company except for delinquent accruals over 90 days as discussed under notes receivable above. Interest continues to accrue until a foreclosure process begins.  At that point, no additional interest is accrued for book purposes. Interest revenues for the nine months ended September 30, 2010 and the year ended December 31, 2009 were $13,000 and $45,000, respectively and exclude accruals for delinquent notes receivable over 90 days.  Two Rivers accrues interest and penalty interest income at the end of each quarter.

Two Rivers Water Company September 30, 2010 10Q

Farm Revenues – Cost directly attributable to produce farm product is capitalized when incurred and then expensed to cost of sales when the farm product is sold.  Farm revenue is recognized when a binding agreement is entered into with a buyer and the crop is delivered and title is transferred to the buyer.

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

The dilutive effect of 3,631,510 options and 2,815,000 warrants at December 31, 2009, has not been included in the determination of diluted earnings per share since, under ASC 260, they would be anti-dilutive.  As of September 30, 2010, the Company had converted 1,905,948 options to restrictive stock units (“RSU”).  The conversion and the remaining options and warrants as of September 30, 2010 have not been included in the determination of diluted earnings per share since they would be anti-dilutive.

Two Rivers Water Company September 30, 2010 10Q

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

NOTE 3 – INVESTMENTS

In December 2007, Northsight purchased a three-unit property in Boston, Massachusetts, known as Thomas Park. The objective was to rehabilitate the property and then sell it.  During the quarter ending June 30, 2008, this property was transferred to Southie.  As of September 30, 2010, the Company and subsidiaries had invested $3,231,000 in the property.  Part of this investment was funded by a $1,200,000 line of credit from Mt. Washington Cooperative Bank, of which $950,000 was payable on this line as of December 30, 2009 and June 30, 2010.   During the three months ended September 30, 2010 the Company completed the sale of all three units for a gross sales price of $2,250,000 and recognized a loss of $22,000 over the previous impairment of $1,297,000.  Additionally, the Company has reserved $15,000 against future warranty repairs, which are for repairs up to 12 months from each unit’s sold date.

Two Rivers Water Company September 30, 2010 10Q

The Company also has acquired real estate through foreclosure or deed in lieu of foreclosure from its activity in granting short term mortgage financing.  At September 30, 2010, the valuation of these real estate owned properties is $650,000 less an impairment allowance of $175,000 and accumulated depreciation on the rental properties of $36,000, for a net balance of $439,000.

Land and water shares

Upon purchasing water shares and land, the value is recorded at the purchase price.  After a majority interest is acquired in a company holding water assets, the Company engages a certified appraiser to determine the valuation of the acquired water assets.  If the value of the water assets are great than what the Company paid then a bargain purchase gain is recognized.   If the value of the water assets are less than what the Company paid then goodwill is recognized.

Subsequent to purchase, management evaluates the carrying value, and if the carrying value is in excess of fair market, will establish an impairment allowance to reflect current fair market value.  Currently, there are no impairments on the land and water shares.  No amortization or depreciation is taken on the water shares and land, respectively.

Options on real estate

Under the terms of the HCIC joint venture, the non-related party owning 50% of HCIC, TRB, contributed options on purchasing the Mutual Ditch Company along with purchase agreements for acquiring land.  TRB also contributed cash being held in escrow or that had been paid to owners of the shares of the Mutual Ditch Company.  The Company initially valued TRB’s contribution to HCIC at $2,850,000.  As of September 30, 2010 all of the value of TRB’s contribution was transferred into the fair value of the Mutual Ditch Company.  As of September 30, 2010 no options remained.

Dam construction

The Company has commenced engineering for the reconstruction of the dam owned by the Mutual Ditch Company.  These costs are capitalized, added to the cost of the dam, and not amortized or depreciated until the dam reconstruction is completed in accordance with ASC 360 and 835.

NOTE 4 – NOTES RECEIVABLE AND OTHER ASSETS HELD FOR SALE

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

Two Rivers Water Company September 30, 2010 10Q

During 2009, Mr. Grizzle paid $155,000 against principal plus all accrued interest through November 24, 2009.  During the nine months ended September 30, 2010, in order for the Company to receive a $215,000 loan from a private party, the Company’s Board authorized the assignment of the Company’s collateral in the Grizzle note to the lender.  Further, the Board authorized the full release of the note receivable from Grizzle.  The Company recognized the fair value of the note receivable released as an additional cost of land and water shares for the nine months ending September 30, 2010.

Assets held for sale

Mortgages Receivable

In July 2007, Northsight began making short term loans to purchasers of residential properties who purchase their property as part of or after the repossession in a foreclosure proceeding.  As of December 31, 2009, Two Rivers had $2,197,000 in such loans (net of allowance of $476,000 and unearned income of $6,000).  The loans were made primarily to good credit borrowers and are collateralized by a first mortgage on the purchased properties.

In June 2008, the Company transferred the ownership of the short term loans from Northsight, Inc. to the Company.  Due to this transfer, the Company funded and owned the loans.  As of September 30, 2010 and December 31, 2009, Two Rivers had $232,000 (net of allowance of $139,000) in such loans.  As of September 30, 2010, $253,000 represented by one loan, was past 90 days due.

Summary of Receivables

Note From	Due	Principal Amount	9/30/10 Balance	Annual Interest rate	Accrued Interest	Collateral
Short term home mortgages	Various and on-going	$371,000	$371,000	9.95% to 14%	$-	First mortgage
Less: Impairments			(139,000)
Net Balance			$232,000

Other real estate owned

The Company owns property it acquired through foreclosing proceedings.  All of the property is being held for sale.

Two Rivers Water Company September 30, 2010 10Q

	Sept 30, 2010	Dec 31, 2009
Real estate owned	$650,000	1,395,000
Allowance for:
Real Estate owned – depreciation	36,000	40,000
Real Estate owned – impairments	175,000	313,000
Total	$439,000	1,042,000

Summary of Assets held for sale:

	Sept 30, 2010	Dec 31, 2009
Mortgage receivables - net	$232,000	232,000
Real estate owned – net	439,000	1,042,000
Total	$671,000	1,274,000

NOTE 5 – NOTES PAYABLE

In May 2008, Northsight arranged for a construction line of credit for $1,200,000, due November 2009.  Proceeds from this line were used strictly for the renovation of the Thomas Park property in Boston with the intent to resale.  As of September 30, 2010, this line of credit was paid in full.

Beginning on September 17, 2009, HCIC began acquiring shares in the Mutual Ditch Company and related land from a Mutual Ditch Company shareholder.  As part of these acquisitions, many sellers took back notes payable by HCIC to the seller.  As of December 31, 2009 these loans totaled $2,175,000. As of September 30, 2010 these loans totaled $9,126,000.   The notes carry interest at 6% per annum, interest payable monthly, the principal due September 1, 2012 through September 30, 2013, and are collateralized by the Mutual Ditch Company shares and land.

Of the $9,126,000 in seller carry back notes, $2,705,000 provides the holders the right to convert some or all of the amounts owing into the Company’s stock at $1/share to $1.25/share.  The holder can convert anytime until the note is paid.  Since the stock conversion can happen at any time, ASC 470-20-35-7c2 requires a computation between the fair value of the Company’s common shares and the conversion price.   Any intrinsic value must be recognized on the date of the note as an increase to interest expense and an increase to additional paid in capital.  During the three months ended March 31, 2010, $864,000 of notes payable was incurred by the Company.  These notes allow the holder to convert $1 of debt for one share of the Company’s common stock.  Since the Company was offering a $1/share private placement with similar terms to the note payable conversion provisions, no additional interest expense was recognized.

During the three months ended September 30, 2010 the Company incurred an additional $1,841,000 in notes payable for additional shares of the Mutual Ditch Company.  The terms of the notes payable allows the holder to convert up to $1,250,000 of debt into 1,000,000 shares of the Company’s common stock at any time after September 30, 2010.  This beneficial conversion will incur an additional interest expense in the three months ending December 31, 2010.

Two Rivers Water Company September 30, 2010 10Q

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

Operating results for each of the segments of the Company are as follows (in thousands):

Two Rivers Water Company September 30, 2010 10Q

	For the nine months ended Sept 30, 2010
	(In thousands)
	Two Rivers Water Co.	Northsight, Inc.	Southie, LLC	Legendary Investment Group, LLC	TRWC	HCIC Holdings LLC	Two Rivers Farms	Two Rivers Energy	Two Rivers Water LLC	Mutual Ditch Company
Revenue
Loan fees, interest and other	$13	-	-	-	-	-	-	-	-	-
Assessments	-	-	-	-	-	-	-	-	-	463
Farm Revenue	-	-	-	-	-	-	18	-	-	-
Water Revenue	14	-	-	-	-	-	-	-	-	-
Other & misc.	-	-	-	-	-	-	-	-	-	-
Less: Cost of Services	-	-	-	-	-	-	-	-	-	-
Gross Profit	27	-	-	-	-	-	18	-	-	463

Total Operating Expenses	1,896	-	-	-	29	495	105	15	10	365

Total Other Income/(Expense)	(76)	-	-	-	-	(281)	(1)	-	-	-
Net (Loss) Income from continuing operations before income taxes	(1,945)	-	-	-	(29)	(776)	(88)	(15)	(10)	98
Income Taxes (Expense)/Credit	-	-	-	-	-	-	-	-	-	-

Net Income (Loss) from continuing operations	(1,945)	-	-	-	(29)	(776)	(88)	(15)	(10)	98

Discontinued operations:
(Loss) gain from operations of discontinued real estate and mortgage business	-	(108)	(636)	59	-	-	-	-	-	-
Income tax benefit	-	-	-	-	-	-	-	-	-	-
Loss on discontinued operations	-	(108)	(636)	59	-	-	-	-	-	-

Non-controlling interest	-	-	-	-	-	-	-	-	-	(9)

Net (Loss) Income	$(1,945)	(108)	(636)	59	(29)	(776)	(88)	(15)	(10)	88

Segment assets	$14,887	95	419	-	5	11,999	242	1	26	531

Two Rivers Water Company September 30, 2010 10Q

	For the nine months ended Sept 30, 2009
	(In thousands)
	Two Rivers Water Co	Northsight, Inc.	Southie, LLC	Legendary Investment Group, LLC	Two Rivers Water Co	HCIC Holdings LLC
Revenue
Loan fees, interest and other	$52	-	-	-	-	-

Total Operating Expenses	728	-	-	-	21	209
		-
Total Other Income/(Expense)	55	-	-	-	-	-
Net (Loss) Income from continuing operations before income taxes	(621)	-	-	-	(21)	(209)
Income Taxes (Expense)/Credit	205	-	-	-	8	77

Net Income (Loss) from continuing operations	(416)	-	-	-	(13)	(132)

Discontinued operations:
(Loss) gain from operations of discontinued real estate and mortgage business	-	(341)	(955)	(36)	-	-
Income tax benefit	-	98	109	13
Loss on discontinued operations	-	(243)	(846)	(23)	-	-

Non-controlling interest	-	-	-	-

Net (Loss) Income	$(416)	(243)	(846)	(23)	(13)	(132)

Segment assets	$2,275	131	4,235	31	13	5,700

Two Rivers Water Company September 30, 2010 10Q

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

During the nine months ended September 30, 2010 the Company’s Board authorized a private placement of up to 5,000,000 shares at $1.00 per share to accredited investors.  This offering was closed on August 31, 2010 with gross proceeds of $2,900,000, representing issuance of 2,900,000 shares of the Company’s common stock, less $196,000 in direct offering costs.  The gross proceeds include the issuance of 500,000 shares valued at $1.00 per share for the purchase of land and water shares in the Mutual Ditch Company.

Stock Options and Restrictive Stock Units (RSUs)

The Company has a Stock Incentive Plan (the "Incentive Plan"), that allows the Company to grant incentive stock options and/or purchase rights (collectively "Rights") to officers, employees, former employees and consultants of the Company and its subsidiaries.  The Board has given the ability to grant Rights to the CEO.

A summary of the Two Rivers option plan is as follows:

	Shares	Weighted Average Exercise Price
Outstanding, January 1, 2009	3,941,510	$1.33
Granted	-	-
Cancelled	(110,000)	$2.00
Expired	-	-
Exercised	(200,000)	$0.05
Outstanding, January 1, 2010	3,631,510	$1.38
Granted	-	-
Cancelled	(1,905,948)	$1.41
Expired	-	-
Exercised	-	-
Outstanding, September 30, 2010	1,725,562	$1.36
Options Exercisable , September 30, 2010	1,725,562	$1.36

Two Rivers Water Company September 30, 2010 10Q

A summary of the Northsight option plan is as follows:

	Shares	Weighted Average Exercise Price
Outstanding, January 1, 2009	582,777	$0.50
Granted	-	-
Cancelled	(562,777)	$0.50
Expired	-	-
Exercised	-	-
Outstanding, January 1, 2010	20,000	$0.50
Granted	200,000	$0.50
Cancelled	-	-
Expired	-	-
Exercised	-	-
Outstanding, September 30, 2010	220,000	$0.50
Options Exercisable , September 30, 2010	206,667	$0.50

During the nine months ended September 30, 2010, Northsight issued 200,000 of its stock options to the purchaser of Legendary.   Using the Black-Scholes model of fair value, the total expense to recognize was less than $1,000 and therefore no expense was recognized.

If all of the Northsight options outstanding at September 30, 2010 were exercised, the impact on the minority interest would be immaterial.

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

Two Rivers Water Company September 30, 2010 10Q

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

During the nine months ended September 30, 2010, the Company converted 1,905,948 of its stock options to RSUs.  Under ASC 718, a computation was made to perform a fair value of the options and the fair value of the RSUs.  Further, during the nine months ended September 30, 2010, an additional 3,200,000 RSUs were granted to the Company’s key employees.  The expense recognized for the nine months ended September 30, 2010 is $940,000.  The remaining unamortized amount is $3,380,000.

Shares
Outstanding, January 1, 2010	-
Granted	5,105,948
Cancelled	-
Expired	-
Exercised	-
Outstanding, September 30, 2010	5,105,948
RSUs Exercisable , September 30, 2010	-

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

Based on this calculation, an expense of $50,000 was recognized for the nine months ended September 30, 2010.

Two Rivers Water Company September 30, 2010 10Q

NOTE 8 – INCOME TAXES

At December 31, 2009, the Company estimated a total 2009 income tax benefit and related expected refund of $489,000.

During the nine months ended September 30, 2010, the Company evaluated its potential tax benefit from the loss recognized for this period.   The tax benefit is as follows:

Statutory Rate Reconciliation
Federal Rate	34.00%
State Rate	4.63%
Federal benefit of State Rate	(1.57)%
Net Effective Rate	37.06%

Tax asset recognition (in thousands):
Loss reported on financials before taxes	$(3,460)
Tax adjustments:
Non-deductible impairment expense	463
Stock option and warrant expense	990
Entertainment and other items	17
Adjusted taxable loss	(1,990)
Net Effective Rate	37.06%
Tax benefit from loss carryback	$(737)

Refund expected as of December 31, 2009	$489
Refunds received	(489)
Deferred tax asset carried forward from 2009	277
Additional benefit from loss carryback above	737
Deferred tax asset valuation allowance	(1,014)
Tax receivable as of September 30, 2010	$-

Total current deferred tax asset of $1,014,000 is not recognized in current operations, since management has determined the tax benefit cannot be reasonably assured of being used in the near future.

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

Two Rivers Water Company September 30, 2010 10Q

The assets to be liquidated are presented at the lower of cost or current market values, as of September 30, 2010 and December 31, 2009 and are detailed as follows:

(in thousands)	Sept 30, 2010	Dec 31, 2009
Mortgages receivable	$371	$371
Thomas Park project	-	2,962
Other real estate owned	650	1,529
Subtotal	1,021	4,862
Less allowances and depreciation	(350)	(1,381)
Net book value of property to sell	671	3,481
Less amounts owed on real estate to be sold	-	(950)
Net projected proceeds from mortgage receivables, Thomas Park, and other real estate owned	$671	$2,531

Within the discontinued operations, during the nine months ended September 30, 2010 and 2009, the Company recognized a loss on disposal of real estate of $81,000 and a loss of $8,000, respectively.

Within the discontinued operations, during the nine months ended September 30, 2010 and 2009, the Company had $77,000 and $251,000 in revenue, respectively.

Because it is Management’s estimate that the above assets to be sold are stated at the lower of cost or current fair market value, when these assets are sold it is projected not to be a further gain or loss.  However, market conditions can change which would then cause a gain or loss to be recognized upon sale.

These assets are held in the Company’s subsidiaries Northsight and Southie.

On June 30, 2010, the Company sold its 100% interest in Legendary to its acting broker, a previous employee of Legendary, for a sales price of $9,000 plus the buyer assuming the office lease.  Legendary’s business consisted of residential real estate brokerage and residential real estate management in the Phoenix area.  The Company recognized a net gain of $12,000.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

Operating Leases

In February 2008, the Company along with its subsidiary, Northsight opened offices at 2000 S. Colorado Blvd, Suite 200, Denver, Colorado.  The lease for this office is $4,701 per month, plus pass throughs.  The lease expires March 15, 2011.

The amounts due at the base rate are as follows:

Period	Amount Due
2010	$15,000
2011	$12,500

Two Rivers Water Company September 30, 2010 10Q

Defined Contribution Plan

Two Rivers has a 401(k) profit sharing plan (the “Plan").  Subject to limitations, eligible employees may make voluntary contributions to the Plan. The Company may, at its discretion, make additional contributions to the Plan.  The Company did not contribute during the nine months ended September 30, 2010.

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

Two Rivers Water Company September 30, 2010 10Q

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

The Company believes it properly received the proceeds and is being represented by legal counsel to defend its position.  However, to avoid additional legal fees and potential exposure, the Company is in the process of offering a settlement to the plaintiff.  A contingency exists with respect to this matter with a contingency recorded for the Company’s estimate of the cost of settlement.

NOTE 13 – SUBSEQUENT EVENTS

This section includes all subsequent events through the date the financial statements were available to be issued through November 11, 2011.  The following is in addition to subsequent events mentioned throughout the footnotes:

The Company’s Board of Directors held a meeting on October 13, 2010 and passed the following resolutions:
•	Awarded 1,582,140 additional RSUs to key employees and a retiring director.
•	Changed a 20,000 share stock option grant from Northsight Inc to Two Rivers.
•	Increased the stock subject to the Company’s 2005 Stock Option Plan.

On October 20, 2010, the Company held its annual shareholder meeting and convened a board of directors meeting after the annual meeting.  At the annual meeting the following board members were elected:  John McKowen, John Stroh II, Gary Barber, Dennis Channer and Brad Walker.  Further the shareholders ratified the appointment of Schumacher & Associates as the Company’s auditors.  The Company now has a majority of the Board classified as independent to the Company.

At the October 20, 2010 Board Meeting, the Board established two committees:  Audit Committee and the Nominating, Compensation and Governance Committee.  Only the independent members of the Board serve on these committees.

Two Rivers Water Company September 30, 2010 10Q

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

Two Rivers Water Company September 30, 2010 10Q

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

The Thomas Park project in South Boston was sold in the three months ended September 30, 2010.  Before the final sale, we had invested $3,569,000 in Thomas Park.  The gross sales price of the three units, before cost of sales, was $2,250,000.   We recognized a loss of $38,000, after a previous impairment as of June 30, 2010 of $1,297,000.  In addition, as of September 30, 2010, we reserved $15,000 for future warranty and repairs.

As of September 30, 2010, we have $439,000 in real estate owned (net, after an impairment of $175,000 and depreciation of $36,000).  It is management’s intent to liquidate all of this property during 2010.  During this liquidation, we do not anticipate any additional material expenses to be incurred.   If the property is held in Southie, proceeds from liquidation will be transferred to Two Rivers as a reduction of the intercompany debt that Southie and Northsight owe to the parent company.  Management expects to have the liquidation of real estate owned and mortgage notes receivable held completed by December 31, 2010.

In order to assist with additional capital formation, our Board approved a private placement effective January 5, 2010 to offer the Company’s restricted common stock at $1.00/share.  The maximum offering is 5,000,000 shares, no minimum, and the offering originally expired February 28, 2010, and was subsequently extended by the Board to August 31, 2010.  As of September 30, 2010, the offering closed which raised $2,900,000, including $500,000 of the Company’s stock issued as partial consideration in the acquisition of land and water shares, less offering costs of $196,000.

Results of Operations
For the Nine Months Ended September 30, 2010 Compared to the Nine Months Ended September 30, 2009

During the nine months ended September 30, 2010, we recognized revenues from continuing operations of $98,000, compared to $51,000 in revenues from continuing operations during the nine months ended September 30, 2009.   Within our discontinued operations, during the nine months ended September 30, 2010 and 2009 we recognized revenues of ($5,000), which includes losses on real estate sold of $81,000, compared to $8,000, respectively.  The decrease of $86,000 in our discontinued operations is a result of our Company’s new focus on the Water, Farming and Energy Business and the liquidation of our legacy mortgage and real estate business.

The Company had no direct cost of delivering our continuing operations for the nine months ended September 30, 2010 and 2009.   In terms of our discontinued operations, the direct cost of delivering the discontinued operations were $25,000 and $250,000, for the nine months ended September 30, 2010 and 2009, respectively. The decrease of $225,000 is due to our winding down of the discontinued operations.

Two Rivers Water Company September 30, 2010 10Q

Operating expenses from continuing operations during the nine months ended September 30, 2010 and 2009 were $2,496,000 and $959,000, respectively.  The increase of $1,537,000 is due to the non-cash expense of granting of restrictive stock units and extending warrants expiration dates of $990,000 and increased expenses as we expand our business focus in water, farming and energy.

Operating expenses from discontinued operations during the nine months ended September 30, 2010 and 2009 were $665,000 and $1,116,000, respectively.  This reflects our new business focus and winding down of our discontinued operations.  For discontinued operations, we recognized an after tax benefit loss of $686,000 and $1,113,000 for the nine months ended September, 2010 and 2009, respectively.

For continuing operations, during the nine months September 30, 2010 and 2009, we recognized a net loss $2,765,000 and $560,000, respectively.  The increased loss of $2,205,000 is due from our expansion of the Water, Farming and Energy Business and increased stock based compensation.

LIQUIDITY

From the Company’s inception through September 30, 2010, we have funded our operations primarily from the following sources:
-	Equity proceeds through private placements of Two Rivers securities;
-	Revenue generated from operations;
-	Loans and lines of credit;
-	Sales of residential properties acquired through deed-in-lieu actions, and
-	Proceeds from the exercise of legacy Navidec, Inc. options

Cash flow from operations has not historically been sufficient to sustain our operations without the above additional sources of capital.  As of September 30, 2010, the Company had cash and cash equivalents of $1,140,000.  Cash flow used by our operating activities totaled $1,285,000 for the nine months ended September 30, 2010 compared to operating activities using $1,014,000 for the nine months ended September 30, 2009.

As of September 30, 2010, the Company had $1,247,000 in current assets and $305,000 in current liabilities.  The Company intends to continue with its strategy of liquidating its legacy real estate assets to expand their Water, Farming and Energy Business and on its current private placement of its restricted common shares in order to provide additional capital to be used in the support of its operations.

Cash flows used by our investing activities for the nine months ended September 30, 2010 were $6,391,000 compared to cash used by our investing activities of $701,000 for the nine months ended September 30, 2009.  The increase is primarily due to our purchase of the shares in the Mutual Ditch Company and related land for $8,423,000.

Net cash produced in financing activities was $8,200,000 for the nine months ended September 30, 2010 compared to cash produced of $1,846,000 for the nine months ended September 30, 2009.  During the nine months ended September 30, 2010 we increased our long-term borrowings by $6,951,000 through owner financing of the water and land purchase for the Water Business, and sold $2,204,000 for cash in the Company’s common stock in a private placement.

The long term borrowings are due between September 2012 and September 2013.  The Company intends to retire this debt through new financing, conversion of some debt to the Company’s common stock, and cash generated from operations.

Two Rivers Water Company September 30, 2010 10Q

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

ALLOWANCE FOR BAD DEBT

Two Rivers’ policy on allowances for bad debt determines the timing and recognition of expenses.  The Company follows guidelines that establish allowances based off of historical and account specific trends; however, certain judgments affect the application of Two Rivers’ bad debt allowance policy. Two Rivers receivables are recorded net of an allowance for doubtful accounts which requires management to estimate amounts due which may not be collected.  This estimate requires consideration of general economic conditions, overall historical trends related to the Company’s collection of receivables, customer specific payment history, and customer specific factors affecting their ability to pay amounts due.  Management routinely assesses and revises its estimate of the allowance for doubtful accounts.  As of September 30, 2010 and December 31, 2009, we had $350,000 and $1,390,000, respectively, in allowances for bad debt and valuation impairments, as follows:

Allowance for:	Sept 30, 2010	Dec 31, 2009
Short Term Mortgages	$139,000	139,000
Boston Property – Thomas Park	-	889,000
Real Estate owned – depreciation	36,000	40,000
Real Estate owned – impairments	175,000	313,000
Total	$350,000	1,381,000

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

Under the terms of the HCIC joint venture, the non-related party owning 50% of HCIC, TRB, contributed options on purchasing the Mutual Ditch Company along with purchase agreements for acquiring land.  TRB also contributed cash being held in escrow or that had been paid to owners of the shares of the Mutual Ditch Company.  The Company initially valued the TRB’s contribution to HCIC at $2,850,000 and attributed this cost to options on real estate.  As options are exercised, the prorata amount is transferred to the cost of water shares.    As of September 30, 2010, all of the options were exercised or expired.

Two Rivers Water Company September 30, 2010 10Q

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Two Rivers is exposed to the impact of interest rate changes and change in the market values of the Company’s investments.  Based on Two Rivers'  market  risk  sensitive instruments  outstanding  as of September 30, 2010,  as described  below,  it has determined  that there was no  material  market risk  exposure to the  Company's consolidated financial position, results of operations, or cash flows as of such date. Two Rivers does not enter into derivatives or other financial instruments for trading or speculative purposes.

INTEREST RATE RISK

At September 30, 2010, the Company’s exposure to market rate risk for changes in interest rates relates primarily to its borrowings, as well as, its mortgage services business.  Two Rivers has not used derivative financial instruments in its credit facilities.  A hypothetical 10% increase in the Prime Rate would not be significant to the Company's financial position, results of operations, or cash flows.

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

Two Rivers Water Company September 30, 2010 10Q

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

As required by SEC Rule 15d-15(b), Mr. John McKowen, our Chief Executive Officer and Mr. Wayne Harding, our Chief Financial Officer carried out an evaluation under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 15d-14 as of the end of the period covered by this report

The Company, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of September 30, 2010.  Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, because of the material weakness in internal control over financial reporting described below, the Company's disclosure controls and procedures were not effective as of September 30, 2010.

There was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Two Rivers Water Company September 30, 2010 10Q

PART II.  OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

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

The Company believes it properly received the proceeds and is being represented by legal counsel to defend its position.  However, to avoid additional legal fees and potential exposure, the Company is in the process of offering a settlement to the plaintiff.  A contingency exists with respect to this matter with a contingency recorded for the Company’s estimate of the cost of settlement.

ITEM 1A.    RISK FACTORS

Not applicable to Smaller Reporting Issuers.

Two Rivers Water Company September 30, 2010 10Q

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the nine months ended September 30, 2010 the Company’s Board authorized a private placement of up to 5,000,000 shares at $1.00 per share to accredited investors.   This offering was closed as of August 31, 2010 with subscriptions representing 2,900,000 shares.

During the nine months ended September 30, 2010, the Company converted 1,905,948 of its stock options to Restrictive Stock Units (“RSUs”).  The Board also granted 2,200,000 RSUs to the Company’s key employees.

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

NONE

ITEM 4.   (RESERVED AND REMOVED)

ITEM 5.   OTHER INFORMATION

NONE

Two Rivers Water Company September 30, 2010 10Q

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

Two Rivers Water Company September 30, 2010 10Q

SIGNATURES

   Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TWO RIVERS WATER COMPANY (Registrant)
Dated: November 12, 2010	By: /s/ John McKowen
Chief Executive Officer & Chairman of the Board
By: /s/ Wayne Harding
Chief Financial Officer & Principal Accounting Officer