Form 10-Q/A
period 2010-03-31
TWO RIVERS WATER Co
filed 2011-02-24
CIK 1302946

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

EXPLANATORY NOTE

Two Rivers Water Company, (the “Company”), is filing this Amendment to its Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2010 filed with the Securities and Exchange Commission on May 14, 2010, for the sole purpose of restating the Financial Statements and the Notes to the Financial Statements included in Part I, Item 1 of this filing.  An explanation of the changes to the financial statements can be found in Note 2 Summary of Significant Accounting Policies – Restatement.

This Amendment does not reflect events occurring after the Original Filing except as noted above. Except for the foregoing amended information, this Form 10-Q/A continues to speak as of the date of the Original Filing and the Company has not otherwise updated disclosures contained therein or herein to reflect events that occurred at a later date.

TWO RIVERS WATER COMPANY AND SUBSIDIARIES
Consolidated Balance Sheets  (In Thousands)
	March 31, 2010	December 31, 2009
ASSETS:	RESTATED Unaudited	Audited
Current Assets:
Cash and cash equivalents	$713	616
Note receivable - Aegis/Grizzle (Note 4)	-	295
Accrued interest receivable	1	4
Advances and accounts receivable	55	1
Income taxes receivable (Notes 2, 8)	428	489
Deposits	202	202
Prepaid expenses	9	16
Assets held for sale	-	134
Total Current Assets	1,408	1,757
Property, equipment and software, net (Note 2)	119	94
Other Assets
Mortgages receivable - Net of allowance for bad debts of $139 on Mar 31, 2010 and Dec 31, 2009 (Notes 2, 4)	232	232
Investment in Boston Property, net of impairment of $955 and $889 on March 31, 2010 and on December 31, 2009, respectively (Note 3)	2,080	2,073
Land (Notes 2, 3)	1,324	991
Water shares (Notes 2, 3)	24,196	2,267
Options on real estate (Notes 2, 3)	-	2,586
Dam Construction (Note 3)	265	163
Other real estate owned - net of impairment of $166 and $313 and accumulated depreciation of $24 and $40 on March 31, 2010 and December 31, 2009, respectively (Note 2)	609	1,042
Farm product	22	-
Total Other Assets	28,728	9,354
TOTAL ASSETS	$30,255	11,205

LIABILITIES & STOCKHOLDERS' EQUITY:
Current Liabilities:
Accounts payable	$284	281
Short term borrowings (Note 5)	950	950
Deposits held	31	30
Accrued liabilities	36	5
Total Current Liabilities	1,301	1,266
Notes Payable - Long Term (Note 5)	6,831	2,175
Total Liabilities	8,132	3,441

Stockholders' Equity:
Common stock, $0.001 par value, 100,000,000 shares authorized, 11,049,583 and 9,214,583 shares issued and outstanding at Mar 31, 2010 and Dec 31, 2009, respectively	11	9
Additional paid-in capital	11,188	9,200
Accumulated (deficit)	(4,981)	(4,120)
Total Two Rivers Water Company Shareholders' Equity	6,218	5,089
Noncontrolling interest in subsidiaries (Note 2)	15,905	2,675
Total Stockholders' Equity	22,123	7,764
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$30,255	11,205

The accompanying notes to consolidated financial statements are an integral part of these statements.

Two Rivers Water Company Amended 10Q March 31, 2010

TWO RIVERS WATER COMANY AND SUBSIDIARIES
Consolidated Statements of Operations  (In Thousands)
(Unaudited)

	Three Months Ended
	March 31, 2010	March 31, 2009

Revenue
Loan Fees and real estate income	$30	11
Interest revenues	4	35
Member assessments	18	-
Total Revenue	52	46
Direct cost of revenue	27	7
Gross Profit	25	39
Operating Expenses:
General and administrative	736	117
Depreciation and amortization	5	3
Total operating expenses	741	120
(Loss) from operations	(716)	(81)

Other income (expense)
Gain on sale of investments	-	64
Interest income	-	3
Interest (expense)	(58)	(2)
Other income (expense)	(10)	(13)
Total other income (expense)	(68)	52
Net (Loss) from continuing operations before taxes	(784)	(29)

Income tax benefit (expense) (Note 8)	-	-
Net (Loss) from continuing operations	(784)	(29)

Discontinued Operations (Note 10)
Loss from operations of discontinued real estate and mortgage business (including gain on disposal of real estate of $8 and $0 for 3 months ending March 31, 2010 and March 31, 2009, respectively)	(150)	(622)
Income tax benefit	-	62
(Loss) on discontinued operations	(150)	(560)

Net (Loss)	(934)	(589)

Less net loss attributable to the noncontrolling interest (Note 2, 7)	73	-

Net (Loss) attributed to Two Rivers Water Company	$(861)	(589)
(Loss) Per Share - Basic:
(Loss) from continuing operations	(0.08)	(0.00)
(Loss) from discontinued operations	(0.01)	(0.07)
Total	(0.09)	(0.07)

Weighted Average Shares Outstanding:
Basic	10,132	8,957

The accompanying notes to consolidated financial statements are an integral part of these statements.

Two Rivers Water Company Amended 10Q March 31, 2010

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
Continued on next page

Two Rivers Water Company Amended 10Q March 31, 2010

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

Two Rivers Water Company Amended 10Q March 31, 2010

TWO RIVERS WATER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(RESTATED)
For the Year Ended December 31, 2009 and 2008   (In thousands)
(Unaudited)
				Accumulated
	Voting		Additional	Other	Non-		Stockholders'
	Common Stock		Paid-in	Comprehensive	Controlling	Accumulated	Equity
	Shares	Amount	Capital	Income	Interest	(Deficit)

Balances, December 31, 2007	8,924	$9	$8,758	$1,578	$-	$(1,377)	$8,968

Net Income	-	-	-	-	-	182	182
Options exercised	100	-	5	-	-	-	5
Change in unrealized gains	-	-	-	(1,578)	-	-	(1,578)
Stock-based compensation expense	-	-	114	-	-	-	114
Retirement of Stock- open market purchases	(5)	-	(4)	-	-	-	(4)
Balances, December 31, 2008	9,019	$9	8,873	-	-	(1,195)	7,687

Net (Loss)	-	-	-	-	(175)	(2,925)	(3,100)
Stock-based compensation expense	-	-	118	-	-	-	118
Retirement of Stock - open market purchases	(155)	-	(94)	-	-	-	(94)
Stock purchased through private placement	150	-	150	-	-	-	150
Options exercised	200	-	10	-	-	-	10
Recovered BPZ stock	-	-	143	-	-	-	143
Non-controlling interest in a subsidiary	-	-	-	-	2,850	-	2,850
Balances, December 31, 2009	9,214	$9	9,200	-	2,675	(4,120)	7,764

Net (Loss)	-	-	-	-	(73)	(861)	(934)
Non-controlling interest in subsidiaries	-	-	-	-	(71)	-	(71)
Stock-based compensation expense	-	-	217	-	-	-	217
Warrant extension expense	-	-	50	-	-	-	50
Stock issued in exchange for land and water shares	500	1	499	-	-	-	500
Valuation of Mutual Ditch Company	-	-		-	13,374	-	13,374
Stock purchased through private placement	1,335	1	1,334	-	-	-	1,335
Direct cost of private placement	-	-	(112)	-	-	-	(112)
Balances, March 31, 2010	11,049	$11	$11,188	$-	$15,905	$(4,981)	$22,123

The accompanying notes to consolidated financial statements are an integral part of these statements.

Two Rivers Water Company Amended 10Q March 31, 2010

TWO RIVERS WATER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2010 and March 31, 2009
(Restated)
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

Two Rivers Water Company Amended 10Q March 31, 2010

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

Two Rivers Water Company Amended 10Q March 31, 2010

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

Two Rivers Water Company Amended 10Q March 31, 2010

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

Two Rivers Water Company Amended 10Q March 31, 2010

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The unaudited consolidated financial statements and related notes for the three months ended March 31, 2010 and 2009, presented herein have been prepared by the management of Two Rivers and its subsidiaries pursuant to the rules and regulations of the Securities and Exchange Commission.  Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations.  Operating results for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the full year. It is suggested that these unaudited consolidated financial statements be read in conjunction with the December 31, 2009 audited consolidated financial statements.

In the opinion of management, all adjustments (consisting only of normal recurring adjustments), which are necessary for a fair presentation of operating results for the interim period presented have been made.

Restatement of Results

Subsequent to the issuance of both the Company's audited financial statements for the year ended December 31, 2009 and its unaudited financial statements for the quarterly periods ended March 31, 2010 and June 30, 2010 and to the issuance of a professional valuation of the Mutual Ditch Company issued October 29, 2010,  the Company deemed that it was necessary to restate its financial statements for the quarters ended March 31, 2010 and June 30, 2010 as contained in its Quarterly Reports on Form 10Q, filed May 14, 2010 and August 16, 2010, respectively.

Beginning with the quarter ending September 30, 2009, the Company consolidated the financial results of HCIC.  As of December 31, 2009, HCIC owned 18% of the Mutual Ditch Company.  During the quarter ended March 31, 2010, HCIC purchased additional shares of the Mutual Ditch Company and owned 71% of the Mutual Ditch Company shares.   For the quarters ended March 31, 2010 and June 30, 2010, the Company estimated the value of the Mutual Ditch Company to be equal to the valuation of the price paid for shares in the Mutual Ditch Company plus the valuation of the options contributed by TRB.  The Company consolidated HCIC and the Mutual Ditch Company based on this valuation, pending a formal appraisal.  (See Principles of Consolidation.)

On October 29, 2010, the Company received a valuation of the Mutual Ditch Company.  The valuation of the Mutual Ditch Company as of March 2, 2010 is estimated to be $24,196,000.   Therefore, the valuation of the asset “Water Shares (HCIC)” along with a reduction of the “Options on real estate” was restated to reflect this new valuation.  The corresponding offset increased the valuation of the non-controlling interest to its fair value.

In accordance with ASC 820 Fair Value Measurements and Disclosures, the ASC establishes a framework for measuring fair value, establishes a fair value hierarchy based on inputs used to measure fair value, and expands disclosure about fair value measurements. Adopting this statement has not had an effect on the Company’s financial condition, cash flows, or results of operations.

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

Two Rivers Water Company Amended 10Q March 31, 2010

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

The professional appraisal of the Mutual Ditch Company used Level 2 inputs whereby the water rights were valued using comparable prices in markets that are not active.  The infrastructure of the Mutual Ditch Company, including water storage, ditches and diversion points, was valued at replacement cost less physical obsolescence and deterioration.  The increase in the value of the asset did not have any effect on the Company’s unaudited statement of operations for the three months ended March 31, 2010.

	March 31, 2010
			Restated
ASSETS:	Unaudited	Adjustments	Unaudited
Current Assets:
Cash and cash equivalents	$713		$713
Restricted cash			-
Advances and accounts receivable	56		56
Income taxes receivable	428		428
Deposits and prepaid expenses	211		211
Total Current Assets	1,408		1,408

Property, equipment and software, net (Note 2)	119		119

Other Assets
Mortgages receivable - Net of allowance for bad debts	232		232
Investment in Boston Property, net of impairment	2,080		2,080
Land	1,324		1,324
Water shares (HCIC)	8,175	16,021	24,196
Options on real estate	2,647	(2,647)	-
Dam Construction	265		265
Other real estate owned - net of impairment and accumulated depreciation	609		609
Farm product	22		22
Other assets	-		-
Total Other Assets	15,354		28,728
TOTAL ASSETS	$16,881	13,374	$30,255

Two Rivers Water Company Amended 10Q March 31, 2010

LIABILITIES & STOCKHOLDERS' EQUITY:
Current Liabilities:
Accounts payable	$284		$284
Short term borrowings	950		950
Accrued liabilities	67		67
Total Current Liabilities	1,301		1,301

Notes Payable - Long Term	6,831		6,831
Total Liabilities	8,132		8,132

Stockholders' Equity:
Common stock	11		11
Additional paid-in capital	11,188		11,188
Accumulated (deficit)	(4,981)		(4,981)
Total Two Rivers Water Company Shareholders' Equity	6,218		6,218
Noncontrolling interest in subsidiaries	2,531	13,374	15,905
Total Stockholders' Equity	8,749		22,123
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$16,881	13,374	$30,255

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

Two Rivers Water Company Amended 10Q March 31, 2010

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

Two Rivers Water Company Amended 10Q March 31, 2010

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

Two Rivers Water Company Amended 10Q March 31, 2010

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

Two Rivers Water Company Amended 10Q March 31, 2010

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

Two Rivers Water Company Amended 10Q March 31, 2010

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

Two Rivers Water Company Amended 10Q March 31, 2010

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

Two Rivers Water Company Amended 10Q March 31, 2010

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

Two Rivers Water Company Amended 10Q March 31, 2010

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

Two Rivers Water Company Amended 10Q March 31, 2010

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

Two Rivers Water Company Amended 10Q March 31, 2010

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

Two Rivers Water Company Amended 10Q March 31, 2010

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

Two Rivers Water Company Amended 10Q March 31, 2010

Operating results for each of the segments of the Company are as follows (in thousands):

	For the three months ended March 31, 2010
	(In thousands)
	Two Rivers Water Co.	North-sight, Inc.	Southie, LLC	Legendary Investment Group, LLC	TRWC	HCIC Holdings JV	Two Rivers Farms	Two Rivers Energy	Mutual Ditch Company
Revenue
Loan fees, interest and other	$4			30	-	-	-	-	18
Cost of Services	-			(27)	-	-	-	-	-
Gross Profit	4			3	-	-	-	-	18

Total Operating Expenses	528			19	29	28	-	15	123

Total Other Income/(Expense)	(10)			-	-	(58)	-	-	-
Net (Loss) Income from continuing operations before income taxes	(534)			(16)	(29)	(86)	-	(15)	(105)
Income Taxes (Expense)/Credit	-			-	-	-	-	-	-

Net Income (Loss) from continuing operations	(534)			(16)	(29)	(86)	-	(15)	(105)

Discontinued operations:
Loss from operations of discontinued real estate and mortgage business	-	(8)	(142)	-	-	-	-	-	-
Income tax benefit	-			-	-	-	-	-	-
Loss on discontinued operations	-	(8)	(142)	-	-	-	-	-	-

Non-controlling interest						43	-	-	31

Net (Loss) Income	$(534)	(8)	(142)	(16)	(29)	(43)	-	(15)	(74)

Segment assets	$1,198	129	2,742	38	6	12,389	22	-	357

Two Rivers Water Company Amended 10Q March 31, 2010

	For the three months ended March 31, 2009
	(In thousands)
	Two Rivers Water Co	Northsight, Inc.	Southie, LLC	Legendary Investment Group, LLC
Revenue
Loan fees, interest and other	$35	-	-	11
Cost of Services	-	-	-	(7)
Gross Profit	35	-	-	4

Total Operating Expenses	93	-	-	25

Total Other Income/(Expense)	50	-	-	-
Net (Loss) Income from continuing operations before income taxes	(8)	-	-	(21)
Income Taxes (Expense)/Credit	(7)	-	-	7

Net Income (Loss) from continuing operations	(15)	-	-	(14)

Discontinued operations:
Loss from operations of discontinued real estate and mortgage business	-	(81)	(541)
Income tax benefit	-	28	34
Loss on discontinued operations	-	(53)	(507)	-

Non-controlling interest	-	-	-	-

Net (Loss) Income	$(15)	(53)	(507)	(14)

Segment assets	$1,951	146	6,069	18

Two Rivers Water Company Amended 10Q March 31, 2010

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

Two Rivers Water Company Amended 10Q March 31, 2010

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

Two Rivers Water Company Amended 10Q March 31, 2010

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

Two Rivers Water Company Amended 10Q March 31, 2010

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

Two Rivers Water Company Amended 10Q March 31, 2010

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

Two Rivers Water Company Amended 10Q March 31, 2010

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

Two Rivers Water Company Amended 10Q March 31, 2010

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

Two Rivers Water Company Amended 10Q March 31, 2010

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

Two Rivers Water Company Amended 10Q March 31, 2010

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

Two Rivers Water Company Amended 10Q March 31, 2010

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

Two Rivers Water Company Amended 10Q March 31, 2010

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

RESTATEMENT OF RESULTS

Subsequent to the issuance of both the Company's audited financial statements for the year ended December 31, 2009 and its unaudited financial statements for the quarterly periods ended March31, 2010 June 30, 2010 and to the issuance of a professional valuation of the Mutual Ditch Company issued October 29, 2010, , the Company deemed that it was necessary to restate its financial statements for the quarters ended March 31, 2010 and June 30, 2010 as contained in its Quarterly Reports on Form 10Q, filed May 14, 2010 and August 16, 2010, respectively.

Beginning with the quarter ending September 30, 2009, the Company consolidated the financial results of HCIC.  As of December 31, 2009, HCIC owned 18% of the Mutual Ditch Company.  During the quarter ended March 31, 2010, HCIC purchased additional shares of the Mutual Ditch Company and owned 71% of the Mutual Ditch Company shares.   For the quarters ended March 31, 2010 and June 30, 2010, the Company estimated the value of the Mutual Ditch Company to be equal to the valuation of the price paid for shares in the Mutual Ditch Company plus the valuation of the options contributed by TRB.  The Company consolidated HCIC and the Mutual Ditch Company based on this valuation, pending a formal appraisal. (See Principles of Consolidation.)

On October 29, 2010, the Company received a professional valuation of the Mutual Ditch Company.  The valuation of the Mutual Ditch Company as of March 2, 2010 is estimated to be $24,196,000.   Therefore, the valuation of the asset “Water Shares (HCIC)” along with a reduction of the “Options on real estate” was restated to reflect this new valuation.  The corresponding offset increased the valuation of the non-controlling interest to its fair value.

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

Two Rivers Water Company Amended 10Q March 31, 2010

Level 3.  Inputs that are unobservable.  Unobservable inputs reflect the reporting entity’s subjective evaluation about the assumptions market participants would use in pricing the financial instruments (e.g. certain structured securities and privately held investments).

The professional appraisal of the Mutual Ditch Company used Level 2 inputs whereby the water rights were valued using comparable prices in markets that are not active.  The infrastructure of the Mutual Ditch Company, including water storage, ditches and diversion points, was valued at replacement cost less physical obsolescence and deterioration.  The increase in the value of the asset did not have any effect on the Company’s unaudited statement of operations for the three months ended March 31, 2010.

	March 31, 2010
			Restated
ASSETS:	Unaudited	Adjustments	Unaudited
Current Assets:
Cash and cash equivalents	$713		$713
Restricted cash			-
Advances and accounts receivable	56		56
Income taxes receivable	428		428
Deposits and prepaid expenses	211		211
Total Current Assets	1,408		1,408

Property, equipment and software, net (Note 2)	119		119

Other Assets
Mortgages receivable - Net of allowance for bad debts	232		232
Investment in Boston Property, net of impairment	2,080		2,080
Land	1,324		1,324
Water shares (HCIC)	8,175	16,021	24,196
Options on real estate	2,647	(2,647)	-
Dam Construction	265		265
Other real estate owned - net of impairment and accumulated depreciation	609		609
Farm product	22		22
Other assets	-		-
Total Other Assets	15,354		28,728
TOTAL ASSETS	$16,881	13,374	$30,255

Two Rivers Water Company Amended 10Q March 31, 2010

LIABILITIES & STOCKHOLDERS' EQUITY:
Current Liabilities:
Accounts payable	$284		$284
Short term borrowings	950		950
Accrued liabilities	67		67
Total Current Liabilities	1,301		1,301

Notes Payable - Long Term	6,831		6,831
Total Liabilities	8,132		8,132

Stockholders' Equity:
Common stock	11		11
Additional paid-in capital	11,188		11188
Accumulated (deficit)	(4,981)		(4,981)
Total Two Rivers Water Company Shareholders' Equity	6,218		6,590
Noncontrolling interest in subsidiaries	2,531	13,374	15,905
Total Stockholders' Equity	8,749		22,123
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$16,881	13,374	$30,255

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

Two Rivers Water Company Amended 10Q March 31, 2010

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

Two Rivers Water Company Amended 10Q March 31, 2010

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

Two Rivers Water Company Amended 10Q March 31, 2010

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

Two Rivers Water Company Amended 10Q March 31, 2010

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

Two Rivers Water Company Amended 10Q March 31, 2010

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

NONE

ITEM 4.   (RESERVED AND REMOVED)

ITEM 5.   OTHER INFORMATION

NONE

Two Rivers Water Company Amended 10Q March 31, 2010

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

Two Rivers Water Company Amended 10Q March 31, 2010

SIGNATURES

   Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TWO RIVERS WATER COMPANY (Registrant)
Dated: February24, 2011	By: /s/ John McKowen
Chief Executive Officer & Chairman of the Board
By: /s/ Wayne Harding
Chief Financial Officer & Principal Accounting Officer