Form 10-Q/A
period 2010-06-30
TWO RIVERS WATER Co
filed 2011-02-28
CIK 1302946

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

EXPLANATORY NOTE

Two Rivers Water Company, (the “Company”), is filing this Amendment to its Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010 filed with the Securities and Exchange Commission on August 16, 2010, for the sole purpose of restating the Financial Statements and the Notes to the Financial Statements included in Part I, Item 1 of this filing.  An explanation of the changes to the financial statements can be found in Note 2 Summary of Significant Accounting Policies – Restatement.

This Amendment does not reflect events occurring after the Original Filing except as noted above. Except for the foregoing amended information, this Form 10-Q/A continues to speak as of the date of the Original Filing and the Company has not otherwise updated disclosures contained therein or herein to reflect events that occurred at a later date.

TWO RIVERS WATER COMPANY AND SUBSIDIARIES
Consolidated Balance Sheets  (In Thousands)
	June 30, 2010 RESTATED	December 31, 2009
ASSETS:	Unaudited	Audited
Current Assets:
Cash and cash equivalents	$207	$616
Restricted cash	13	-
Note receivable - Aegis/Grizzle (Note 4)	-	295
Accrued interest receivable	-	4
Advances and accounts receivable	58	1
Income taxes receivable (Notes 2, 8)	427	489
Deposits	-	202
Prepaid expenses	3	16
Assets held for sale	-	134
Total Current Assets	708	1,757
Property, equipment and software, net (Note 2)	185	94
Other Assets
Mortgages receivable - Net of allowance for bad debts of $139 on June 30, 2010 and December 31, 2009 (Notes 2, 4)	232	232
Investment in Boston Property, net of impairment of $1,297 and $889 on June 30, 2010 and on December 31, 2009, respectively (Note 3)	1,934	2,073
Land (Notes 2, 3)	1,294	991
Water shares (Notes 2, 3)	24,196	2,267
Options on real estate (Notes 2, 3)	-	2,586
Dam Construction (Note 3)	436	163
Other real estate owned - net of impairment of $150 and $313 and accumulated depreciation of $33 and $40 on June 30, 2010 and December 31, 2009, respectively (Note 2)	467	1,042
Farm product	113	-
Other assets	9	-
Total Other Assets	28,681	9,354
TOTAL ASSETS	$29,574	$11,205

LIABILITIES & STOCKHOLDERS' EQUITY:
Current Liabilities:
Accounts payable	$538	$281
Short term borrowings (Note 5)	950	950
Deposits held	-	30
Accrued liabilities	29	5
Total Current Liabilities	1,517	1,266

Notes Payable - Long Term (Note 5)	7,119	2,175
Total Liabilities	8,636	3,441

Commitments and Contingencies (Notes 1, 2, 3, 4, 5, 7, 8, 9, 10, 12, 13)

Stockholders' Equity:
Common stock, $0.001 par value, 100,000,000 shares authorized, 11,484,583 and 9,214,583 shares issued and outstanding at June 30, 2010 and Dec 31, 2009, respectively	11	9
Additional paid-in capital	11,943	9,200
Accumulated (deficit)	(6,228)	(4,120)
Total Two Rivers Water Company Shareholders' Equity	5,726	5,089
Noncontrolling interest in subsidiaries (Note 2)	15,212	2,675
Total Stockholders' Equity	20,938	7,764
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$29,574	$11,205
The accompanying notes to consolidated financial statements are an integral part of these statements.

Two Rivers Water Company Amended 10Q June 30, 2010

TWO RIVERS WATER COMANY AND SUBSIDIARIES
Consolidated Statements of Operations  (In Thousands)
(Unaudited)
	Three Months Ended		Six Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009

Revenue
Loan Fees and real estate income	$2	$-	$2	$-
Interest revenues	5	10	9	45
Member assessments	35	-	53	-
Total Revenue	42	10	64	45
Direct cost of revenue	-	-	-	-
Gross Profit	42	10	64	45

Operating Expenses:
General and administrative	957	98	1,675	189
Depreciation and amortization	8	3	13	6
Total operating expenses	965	101	1,688	195
(Loss) from operations	(923)	(91)	(1,624)	(150)

Other income (expense)
Gain (loss) on sale of investments	1	(133)	41	(69)
Interest income	-	1	-	4
Interest (expense)	(116)	(8)	(174)	(10)
Other income (expense)	(39)	13	(88)	-
Total other income (expense)	(154)	(127)	(221)	(75)
Net (Loss) from continuing operations before taxes	(1,077)	(218)	(1,845)	(225)

Income tax benefit (Note 8)	-	83	-	76
Net (Loss) from continuing operations	(1,077)	(135)	(1,845)	(149)

Discontinued Operations (Note 10)
Loss from operations of discontinued real estate and mortgage business (including loss on disposal of real estate of $44 and a $56 gain for six months ending June 30, 2010 and June 30, 2009, respectively)	(370)	(265)	(536)	(910)
Income tax benefit	-	58	-	128
(Loss) on discontinued operations	(370)	(207)	(536)	(782)

Net (Loss)	(1,447)	(342)	(2,381)	(931)

Less net loss attributable to the noncontrolling interest (Note 2)	200	-	273	-

Net (Loss) attributable to Two Rivers Water Company	$(1,247)	$(342)	$(2,108)	$(931)

(Loss) Per Share - Basic:
(Loss) from continuing operations	(0.10)	(0.02)	(0.17)	(0.02)
(Loss) from discontinued operations	(0.03)	(0.02)	(0.05)	(0.08)
Total	(0.13)	(0.04)	(0.22)	(0.10)

Weighted Average Shares Outstanding:
Basic	11,267	8,957	10,700	8,957

The accompanying notes to consolidated financial statements are an integral part of these statements.

Two Rivers Water Company Amended 10Q June 30, 2010

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

Continued on next page

Two Rivers Water Company Amended 10Q June 30, 2010

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

Two Rivers Water Company Amended 10Q June 30, 2010

TWO RIVERS WATER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Years Ended December 31, 2009 and 2008 and six months ended June 30, 2010   (In thousands)
(Restated)    (Unaudited)
				Accumulated
	Voting		Additional	Other	Non-
	Common Stock		Paid-in	Comprehensive	Controlling	Accumulated	Stockholders'
	Shares	Amount	Capital	Income	Interest	(Deficit)	Equity

Balances, December 31, 2007	8,924	$9	$8,758	$1,578	$-	$(1,377)	$8,968

Net Income	-	-	-	-	-	182	182
Options exercised	100	-	5	-	-	-	5
Change in unrealized gains	-	-	-	(1,578)	-	-	(1,578)
Stock-based compensation expense	-	-	114	-	-	-	114
Retirement of Stock- open market purchases	(5)	-	(4)	-	-	-	(4)
Balances, December 31, 2008	9,019	9	8,873	-	-	(1,195)	7,687

Net (Loss)	-	-	-	-	(175)	(2,925)	(3,100)
Stock-based compensation expense	-	-	118	-	-	-	118
Retirement of Stock - open market purchases	(155)	-	(94)	-	-	-	(94)
Stock purchased through private placement	150	-	150	-	-	-	150
Options exercised	200	-	10	-	-	-	10
Recovered BPZ stock	-	-	143	-	-	-	143
Non-controlling interest in a subsidiary	-	-	-	-	2,850	-	2,850
Balances, December 31, 2009	9,214	9	9,200	-	2,675	(4,120)	7,764

Net (Loss)	-	-	-	-	(273)	(2,108)	(2,381)
Non-controlling interest in subsidiaries	-	-	-	-	(72)	-	(72)
Stock-based compensation expense	-	-	580	-	-	-	580
Warrant extension expense	-	-	50	-	-	-	50
Stock issued in exchange for land and water shares	500	-	499	-	-	-	499
Stock purchased through private placement	1,776	2	1,774	-	-	-	1,776
Direct cost of private placement	-	-	(154)	-	-	-	(154)
Valuation of Mutual Ditch Company	-	-	-	-	12,882	-	12,882
Retirement of Stock - open market purchases	(6)	-	(6)	-	-	-	(6)
Balances, June 30, 2010	11,484	$11	$11,943	$-	$15,212	$(6,228)	$20,938

The accompanying notes to consolidated financial statements are an integral part of these statements.

Two Rivers Water Company Amended 10Q June 30, 2010

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

Two Rivers Water Company Amended 10Q June 30, 2010

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

Two Rivers Water Company Amended 10Q June 30, 2010

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

Two Rivers Water Company Amended 10Q June 30, 2010

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

Two Rivers Water Company Amended 10Q June 30, 2010

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

Beginning with the quarter ending September 30, 2009, the Company consolidated the financial results of HCIC.  As of December 31, 2009, HCIC owned 18% of the Mutual Ditch Company.  During the six months ended June 30, 2010, HCIC purchased additional shares of the Mutual Ditch Company and owned 74% of the Mutual Ditch Company shares.   For the quarters ended March 31, 2010 and June 30, 2010, the Company estimated the value of the Mutual Ditch Company to be equal to the valuation of the price paid for shares in the Mutual Ditch Company plus the valuation of the options contributed by TRB.  The Company consolidated HCIC and the Mutual Ditch Company based on this valuation, pending a formal appraisal.  (See Principles of Consolidation.)

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

Two Rivers Water Company Amended 10Q June 30, 2010

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

The professional appraisal of the Mutual Ditch Company used Level 2 inputs whereby the water rights were valued using comparable prices in markets that are not active.  The infrastructure of the Mutual Ditch Company, including water storage, ditches and diversion points, was valued at replacement cost less physical obsolescence and deterioration.  The increase in the value of the asset did not have any effect on the Company’s unaudited statement of operations for the six months ended June 30, 2010.

Two Rivers Water Company Amended 10Q June 30, 2010

	June 30, 2010
			Restated
ASSETS:	Unaudited	Adjustments	Unaudited
Current Assets:
Cash and cash equivalents	$207		207
Restricted cash	13		13
Advances and accounts receivable	58		58
Income taxes receivable	427		427
Deposits and prepaid expenses	3		3
Total Current Assets	708		708
Property, equipment and software, net (Note 2)	185		185
Other Assets
Mortgages receivable - Net of allowance for bad debts	232		232
Investment in Boston Property, net of impairment	1,934		1,934
Land	1,294		1,294
Water shares (HCIC)	10,677	13,519	24,196
Options on real estate	637	(637)	-
Dam Construction	436		436
Other real estate owned - net of impairment and accumulated depreciation	467		467
Farm product	113		113
Other assets	9		9
Total Other Assets	15,799		28,681
TOTAL ASSETS	$16,692	12,882	29,574

LIABILITIES & STOCKHOLDERS' EQUITY:
Current Liabilities:
Accounts payable	$538		538
Short term borrowings	950		950
Accrued liabilities	29		29
Total Current Liabilities	1,517		1,517
Notes Payable - Long Term	7,119		7,119
Total Liabilities	8,636		8,636

Stockholders' Equity:
Common stock	11		11
Additional paid-in capital	11,943		11,943
Accumulated (deficit)	(6,228)		(6,228)
Total Two Rivers Water Company Shareholders' Equity	5,726		5,726
Noncontrolling interest in subsidiaries	2,330	12,882	15,212
Total Stockholders' Equity	8,056		20,938
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$16,692	12,882	29,574

Two Rivers Water Company Amended 10Q June 30, 2010

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

Non-controlling Interest

Non-controlling interest is recorded for the entities HCIC and the Mutual Ditch Company that are consolidated but are not wholly owned by the Company.

Two Rivers Water Company Amended 10Q June 30, 2010

Below is the breakdown of the non-controlling interests’ share of gains and (losses).

(in thousands)	Six months ending June 30, 2010	Year ending December 31, 2009
HCIC Holdings, LLC	$(312)	(175)
Mutual Ditch Company	39	-
Total	$(273)	$(175)

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

Two Rivers Water Company Amended 10Q June 30, 2010

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

Two Rivers Water Company Amended 10Q June 30, 2010

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

Part 1—Real estate owned at end of period (in thousands)						Part 2—Rental income (in thousands)
Column A—List classification of property as indicated below	Column B—Amount of encumbrances	Column C—Initial cost to company	Column D—Cost of improvements, etc.	Column E—Amount at which carried at close of period	Column F—Reserve for depreciation and impairments	Column G—Rents due and accrued at end of period	Column H—Total rental income applicable to period	Column I—Expended for interest, taxes, repairs and expenses	Column J—Net income applicable to period
Farms
Residential
Arizona		113	3	115	50	0	10	4	6
Colorado		407	5	412	46	0	26	16	10
Massachusetts	950	1,200	2,031	3,231	1,297	0	0	0	0

Apartments and business	0	0	0	0	0	0	0	0	0
Unimproved	0	0	0	0	0	0	0	0	0
VA	0	123	0	123	87	0	0	1	-1
CO	600	1,324	0	1,324				1	-1
Total	1,550	3,167	2,038	5,205	1,480	0	37	22	15
Rent from properties sold during period
AZ							1	0	0
Total	1,550	3,167	2,038	5,205	1,480	0	38	22	15

Two Rivers Water Company Amended 10Q June 30, 2010

Real Estate Detail (in thousands)	Boston Property	Other Real Estate Owned	Total
Beginning Balance:	$2,146	$1,867	$4,013
Additions during the period:
Acquisitions through foreclosure			-
Other acquisitions			-
Improvements, etc.	129	7	136
Other (describe) – impairment reclassification			-
Deductions during the period:			-
Cost of real estate sold		(64)	(64)
Impairments	(341)	(16)	(357)
Other (describe) - depreciation		(3)	(3)
Ending Balance, June 30, 2010	$1,934	$1,791	$3,725

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

Two Rivers Water Company Amended 10Q June 30, 2010

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

Two Rivers Water Company Amended 10Q June 30, 2010

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

Two Rivers Water Company Amended 10Q June 30, 2010

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

Two Rivers Water Company Amended 10Q June 30, 2010

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

Two Rivers Water Company Amended 10Q June 30, 2010

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

Two Rivers Water Company Amended 10Q June 30, 2010

Operating results for each of the segments of the Company are as follows (in thousands):

	For the six months ended June 30, 2010
	(In thousands)
	Two Rivers Water Co.	Northsight, Inc.	Southie, LLC	Legendary Investment Group, LLC	TRWC	HCIC Holdings JV	Two Rivers Farms	Two Rivers Energy	Mutual Ditch Company
Revenue
Loan fees, interest and other	$9	-	-	-	-	-	-	-	-
Assessments	-	-	-	-	-	-	-	-	463
Other & misc.	-	-	-	-	-	-	-	-	-
Less: Cost of Services	-	-	-	-	-	-	-	-	-
Gross Profit	9	-	-	-	-	-	-	-	463

Total Operating Expenses	1,266	-	-	-	29	453	23	15	312

Total Other Income/(Expense)	(48)	-	-	-	-	(173)	1	-	-
Net (Loss) Income from continuing operations before income taxes	(1,305)	-	-	-	(29)	(626)	(22)	(15)	151
Income Taxes (Expense)/Credit	-	-	-	-	-	-	-	-	-

Net Income (Loss) from continuing operations	(1,305)	-	-	-	(29)	(626)	(22)	(15)	151

Discontinued operations:
(Loss) gain from operations of discontinued real estate and mortgage business	-	(67)	(528)	59	-	-	-	-	-
Income tax benefit	-	-	-	-	-	-	-	-	-
Loss on discontinued operations	-	(67)	(528)	59	-	-	-	-	-

Non-controlling interest						313	-	-	(39)

Net (Loss) Income	$(1,305)	(67)	(528)	59	(29)	(313)	(22)	(15)	112

Segment assets	$827	113	2,383	-	5	12,624	208	1	531

Two Rivers Water Company Amended 10Q June 30, 2010

	For the six months ended June 30, 2009
	(In thousands)
	Two Rivers Water Co	Northsight, Inc.	Southie, LLC	Legendary Investment Group, LLC
Revenue
Loan fees, interest and other	$45	-	-	-
Assessments	-	-	-	-
Other & misc.	-	-	-	-
Less: Cost of Services	-	-	-	-
Gross Profit	45	-	-	-

Total Operating Expenses	195	-	-	-

Total Other Income/(Expense)	(74)	-	-	-
Net (Loss) Income from continuing operations before income taxes	(224)	-	-	-
Income Taxes (Expense)/Credit	75	-	-	-

Net Income (Loss) from continuing operations	(149)	-	-	-

Discontinued operations:
(Loss) gain from operations of discontinued real estate and mortgage business	-	(264)	617)	(28)
Income tax benefit	-	69	48	10
Loss on discontinued operations	-	(195)	(569)	(18)

Non-controlling interest	-	-	-	-

Net (Loss) Income	$(149)	(195)	(569)	(18)

Segment assets	$2,233	148	5,716	24

Two Rivers Water Company Amended 10Q June 30, 2010

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

Two Rivers Water Company Amended 10Q June 30, 2010

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

Two Rivers Water Company Amended 10Q June 30, 2010

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

Two Rivers Water Company Amended 10Q June 30, 2010

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

Two Rivers Water Company Amended 10Q June 30, 2010

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

Two Rivers Water Company Amended 10Q June 30, 2010

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

Two Rivers Water Company Amended 10Q June 30, 2010

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

Two Rivers Water Company Amended 10Q June 30, 2010

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

Two Rivers Water Company Amended 10Q June 30, 2010

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

Two Rivers Water Company Amended 10Q June 30, 2010

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

Two Rivers Water Company Amended 10Q June 30, 2010

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

Beginning with the quarter ending September 30, 2009, the Company consolidated the financial results of HCIC.  As of December 31, 2009, HCIC owned 18% of the Mutual Ditch Company.  During the six months ended June 30, 2010, HCIC purchased additional shares of the Mutual Ditch Company and owned 74% of the Mutual Ditch Company shares.   For the quarters ended March 31, 2010 and June 30, 2010, the Company estimated the value of the Mutual Ditch Company to be equal to the valuation of the price paid for shares in the Mutual Ditch Company plus the valuation of the options contributed by TRB.  The Company consolidated HCIC and the Mutual Ditch Company based on this valuation, pending a formal appraisal.  (See Principles of Consolidation.)

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

Two Rivers Water Company Amended 10Q June 30, 2010

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

The professional appraisal of the Mutual Ditch Company used Level 2 inputs whereby the water rights were valued using comparable prices in markets that are not active.  The infrastructure of the Mutual Ditch Company, including water storage, ditches and diversion points, was valued at replacement cost less physical obsolescence and deterioration.  The increase in the value of the asset did not have any effect on the Company’s unaudited statement of operations for the six months ended June 30, 2010.

Two Rivers Water Company Amended 10Q June 30, 2010

	June 30, 2010
			Restated
ASSETS:	Unaudited	Adjustments	Unaudited
Current Assets:
Cash and cash equivalents	$207		207
Restricted cash	13		13
Advances and accounts receivable	58		58
Income taxes receivable	427		427
Deposits and prepaid expenses	3		3
Total Current Assets	708		708
Property, equipment and software, net (Note 2)	185		185
Other Assets
Mortgages receivable - Net of allowance for bad debts	232		232
Investment in Boston Property, net of impairment	1,934		1,934
Land	1,294		1,294
Water shares (HCIC)	10,677	13,519	24,196
Options on real estate	637	(637)	-
Dam Construction	436		436
Other real estate owned - net of impairment and accumulated depreciation	467		467
Farm product	113		113
Other assets	9		9
Total Other Assets	15,799		28,681
TOTAL ASSETS	$16,692	12,882	29,574

LIABILITIES & STOCKHOLDERS' EQUITY:
Current Liabilities:
Accounts payable	$538		538
Short term borrowings	950		950
Accrued liabilities	29		29
Total Current Liabilities	1,517		1,517
Notes Payable - Long Term	7,119		7,119
Total Liabilities	8,636		8,636

Stockholders' Equity:
Common stock	11		11
Additional paid-in capital	11,943		11,943
Accumulated (deficit)	(6,228)		(6,228)
Total Two Rivers Water Company Shareholders' Equity	5,726		5,726
Noncontrolling interest in subsidiaries	2,330	12,882	15,212
Total Stockholders' Equity	8,056		20,938
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$16,692	12,882	29,574

Two Rivers Water Company Amended 10Q June 30, 2010

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

Two Rivers Water Company Amended 10Q June 30, 2010

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

Two Rivers Water Company Amended 10Q June 30, 2010

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

Two Rivers Water Company Amended 10Q June 30, 2010

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

Two Rivers Water Company Amended 10Q June 30, 2010

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

Two Rivers Water Company Amended 10Q June 30, 2010

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

NONE

ITEM 4.   (RESERVED AND REMOVED)

ITEM 5.   OTHER INFORMATION

NONE

Two Rivers Water Company Amended 10Q June 30, 2010

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

Two Rivers Water Company Amended 10Q June 30, 2010

SIGNATURES

   Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TWO RIVERS WATER COMPANY (Registrant)
Dated: February 28, 2011	By: /s/ John McKowen
Chief Executive Officer & Chairman of the Board
By: /s/ Wayne Harding
Chief Financial Officer & Principal Accounting Officer