Form 10-K
period 2010-12-31
TWO RIVERS WATER Co
filed 2011-03-30
CIK 1302946

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010
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
2000 South Colorado Boulevard, Annex Ste 420, Denver, CO 80222
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
Yes |_| No |X|

The aggregate market value of voting stock held by non-affiliates of the registrant was approximately $38,986,000 as of December 31, 2010.

There were 20,980,530 shares outstanding of the registrant's Common Stock as of March 18, 2011.

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

Two Rivers was incorporated in December 2002 in the state of Colorado.  The Company was formerly known as Navidec Financial Services, Inc. until it changed its name on November 19, 2009 to Two Rivers Water Company.  The Company’s operations are centered in Colorado.

Two Rivers maintains a website at www.2riverswater.com, which is not incorporated in and is not a part of this report.

Two Rivers currently operates farming operations along with a water acquisition, development and distribution business in southern Colorado.

On August 17, 2009, HCIC Holdings, LLC (“HCIC”), a Colorado limited liability company, was formed to acquire and operate a water business consisting of ownership of water rights, storage of water and distribution of water (the “Water Business”).  Upon formation, Two Rivers owned 50% of HCIC and a non-related group owned the other 50%.  On September 14, 2010, Two Rivers purchased the 50% interest of the non-related group; therefore, Two Rivers now owns 100% of HCIC, through its 100% owned subsidiary, TRWC, Inc.

On January 5, 2010 the Board of Directors of the Company (the “Board”) authorized to offer the Company’s restricted common stock at $1.00/share.  The maximum offering was 5,000,000 shares, with no minimum.  This offering was closed on August 31, 2010 and sold 2,900,000 shares, raised $2,400,000 and issued 500,000 shares as a partial payment for land and water shares.

On March 17, 2010, Two Rivers formed Two Rivers Farms, LLC (“Farms”) to acquire and operate agriculture land either as a sole operator or in joint venture with other individuals and companies (the “Farming Business”).  Two Rivers is Farms’ sole member and owner.  Two Rivers intends to hold whatever ownership interest it has in the Farming Business through Farms.  Further, Two Rivers intends to expand the Farming Business through one or more entities holding farming and water assets with Farms being the operator.

Two Rivers Water Company 2010 Annual Report - 10K

On January 21, 2011, the Company formed Two Rivers Farms F-1, LLC to dedicate 500 acres of farmland and associated water rights to grow feed corn beginning with the 2011 growing season.  In February, 2011, the Company raised $2,000,000 through a convertible debt offering in order to fund the transfer of farming land, Mutual Ditch Company water shares, irrigation, land preparation and farming equipment for the 500 acres.

On March 17, 2010, the Company formed Two Rivers Energy, LLC (“Energy”), a Colorado limited liability company, to potentially produce alternative energy on land owned by the Company, or the Company’s subsidiaries.  Two Rivers is Energy’s sole member and owner.  Two Rivers intends to hold whatever ownership interest it has in energy related business within Two Rivers Energy, LLC.

On June 30, 2010, the Company sold its 100% interest in Legendary Investment Group, LLC (“Legendary”) to its acting broker, a previous employee of Legendary, for a sales price of $9,000 plus the buyer assuming the office lease.

On July 13, 2010, the Company formed Two Rivers Water, LLC, (“Water”) a Colorado limited liability company, to secure additional water rights, rehabilitate water storage structures and to develop one or more special water districts.

Two Rivers has purchased the available outstanding shares of Huerfano-Cucharas Irrigation Company; a Colorado Mutual Ditch Company (the “Mutual Ditch Company”) located in Huerfano and Pueblo counties in the State of Colorado and additional land, which would assist in perfecting water rights and provide additional water resources.  As of December 31, 2010, HCIC had a 91% ownership in the Mutual Ditch Company.

The Mutual Ditch Company owns a large privately held, on-stream reservoir of 41,200 acre feet capacity with associated direct flow and storage rights and a mutual ditch water distribution system that holds easement rights into the Arkansas River.  The Mutual Ditch Company also owns additional, smaller water storage facilities.

OUR FARMING BUSINESS

The Company, through its 100% owned subsidiary Farms operates farms in Pueblo County, Colorado primarily growing U.S. No. 2 yellow corn which is used for animal feed.  The land being farmed is owned by a 100% subsidiary, Two Rivers Farms F-1, LLC (“F-1”).  F-1 has entered into a farming lease (“Farm Lease”) with Farms.  The Farm Lease shall be for a three year growing season, commencing in 2011 and ending in 2013.  The Farm Lease calls for Farms to pay F-1 an annual lease payment of $200 per acre plus an additional 33 1/3% of the gross profits from each annual grain crop.  Gross profits are defined as gross revenue less normal operating expenses, but also include an adjustment for depreciation in favor of Farms on all machinery and equipment including irrigation equipment owned by F-1.  The annual lease payment is due on February 1st of each year and begins on February 1, 2012.

Farms intends to plant U.S. No. 2 yellow corn on the leased farmland during the term of the lease.  Farms does not store its corn on Farms’ premises.  Farms will ship its corn via truck at the time of harvest and will sell its corn for cash to feedlots located in Rocky Ford and Ordway, Colorado.  Farms purchases Multi-Peril Crop Insurance (“MPCI”) and a Revenue Assurance (“RA”) plan.  MPCI protects against crop yield losses by allowing participating producers to insure a certain percentage of historical crop production.  MPCI protects crops against all natural perils including adverse weather, fire, insects, disease, wildlife, earthquake, volcanic eruption and failure of irrigation water due to unavoidable causes.  RA provides revenue protection against a decline in market prices as well as a shortfall in production.  A loss situation arises when the dollar value of farm production falls below the revenue guarantee.  MPCI and RA are provided by private insurance companies and guaranteed by the United States Department of Agriculture.  Under the terms of the Farm Lease, Farms agrees to file an assignment of the proceeds with the insurance companies providing direct payment to the Company of the MPCI and RA plans in an amount equal to the $200 per acre lease payment.

Two Rivers Water Company 2010 Annual Report - 10K

Water is scarce on the plains of southern Colorado.  The average annual rainfall during the growing season on the land to be owned by the Company is approximately 8 inches.  A high-yielding corn crop requires about 22 inches of additional water via irrigation.  Therefore, to successfully grow a high-yielding corn crop additional water must be provided by irrigation.  The Company receives 22 inches of average annual irrigation water from the Huerfano River through the Mutual Ditch Company ditch system which diverts water from Huerfano River, a tributary to the Arkansas River.  F-1 has a legal right to receive its average annual diversion of water for irrigation water by virtue of its ownership of 1,248 shares, or approximately a 21% interest in the Huerfano-Cucharas Irrigation Company.  Properly irrigated farmland, when combined with other best farming practices, produces a significantly higher yield than farmland that is not irrigated.  According to the United States Department of Agriculture (“USDA”), the 2010 national average corn yield was 155.8 bushels per acre.  The irrigated farmland owned by the Company is capable of producing 200+ bushels per acre.

As the Company intends to continue to acquire farming land and water rights, level the fields using Trimble land leveling systems, purchase & install surge irrigation systems and acquire equipment and tools, necessary to farm the acreage as a fully functioning independent farm capable of producing high-yielding grains.

OUR WATER BUSINESS

As the Company expands its Farming Business, water rights are also acquired.  These water rights are first deployed for the Farming Business.  Excess water rights may be acquired and will be used as the market demands.  As part of acquiring water rights, the Company is in the process of purchasing additional water rights and additional land which would assist in perfecting water rights and provide additional water resources.

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

Two Rivers Water Company 2010 Annual Report - 10K

SUBSIDIARIES

Two Rivers is the parent company and owns 100% of TRWC, Inc., Two Rivers Farms LLC, Two Rivers Energy LLC and Two Rivers Water LLC.   TRWC, Inc. owns 100% of HCIC Holdings, LLC (“HCIC”).  HCIC owns 91% of the Mutual Ditch Company as of December 31, 2010.  Two Rivers owns 98% of Northsight, Inc.   Northsight owns 100% of Southie Developments and Legendary Investment Group.

TRWC, INC. (formerly Two Rivers Water Company)

On July 28, 2009, the Company formed Two Rivers Water Company, a Colorado corporation.  On November 19, 2009, with the shareholder approval, the Company changed its parent name from Navidec Financial Services, Inc. to Two Rivers Water Company.  Simultaneously the Company changed the original Two Rivers Water Company’s name to TRWC, Inc. (“TRWC”).

HCIC HOLDINGS, LLC

Two Rivers currently operates a water acquisition, development and distribution business in Huerfano County, Colorado through its subsidiary HCIC.  At December 31, 2010 Two Rivers owned 100% of HCIC and at December 31, 2009 owned 50% of HCIC.    At December 31, 2010 and 2009 HCIC had a 91% and 18% ownership, respectively, in the Mutual Ditch Company.

On August 17, 2009, Two Rivers, through its wholly owned subsidiary TRWC, and Two Rivers Basin, a Colorado limited liability company (“TRB”), formed HCIC, a joint venture.

Due to the Company being the sole contributor of operational cash, without which HCIC would be unable to operate, the Company treated its investment in HCIC as a Variable Interest Entity (“VIE”) at December 31, 2009 and under US GAAP consolidated HCIC.

Two Rivers Water Company 2010 Annual Report - 10K

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

On September 14, 2010, TRWC obtained 100% ownership of HCIC.  The owners of TRB were issued 7,500,000 shares of the Company’s common stock in exchange for 100% of their ownership in HCIC.  This transaction was booked at fair value and substantiated by an independent third party appraisal as of March 2, 2010 and updated as of September 30, 2010.

At March 31, 2010, HCIC owned 71% ownership in the Mutual Ditch Company.  Since the Company consolidated HCIC, the Mutual Ditch Company was also consolidated in the Company’s financials.   After a majority share of the Mutual Ditch Company was acquired, the Company ordered an appraisal of the Ditch Company.

On October 29, 2010, the Company received a formal appraisal of the Mutual Ditch Company as follows:

As of March 2, 2010 (the date HCIC acquired majority interest in the Mutual Ditch Company)	$24,196,000
As of September 30, 2010	$26,217,000

The appraisal was performed by a professional engineering firm, an unrelated entity to the Company.   The lead appraiser is a senior principal consultant with the engineering firm and is a Professional Engineer and a Certified General Appraiser in Colorado and Arizona.  The appraisal covered all of the assets owned by the Mutual Ditch Company using a highest and best use as agriculture.   The appraisal approach to value used the sales comparison, cost and income approach.

Upon receiving the appraisal, the Company adjusted its unaudited March 31, 2010, June 30, 2010 and September 30, 2010 balance sheets to reflect the fair value of the Mutual Ditch Company at $24,196,000.   As of December 31, 2010, the Company owned 91% of the Mutual Ditch Company; therefore, 9% of the $24,196,000 valuation, or $2,178,000, is recognized in equity as the non-controlling interest in a subsidiary, less previous loss and negative member equity of $71,000 and its share of income of $4,000, for a total non-controlling interest in subsidiary of $2,111,000.

HUERFANO-CUCHARAS IRRIGATION COMPANY

Huerfano-Cucharas Irrigation Company (“Mutual Ditch Company”); a Colorado Mutual Ditch Company is located in Huerfano and Pueblo counties in the State of Colorado.  The Mutual Ditch Company owns water rights, water storage and distribution systems in Huerfano and Pueblo counties.  As of December 31, 2010, HCIC owned 91% Mutual Ditch Company.

Two Rivers Water Company 2010 Annual Report - 10K

TWO RIVERS FARMS, LLC

The Company formed Two Rivers Farms, LLC (“Farms”) to reintroduce agriculture activity in Huerfano and Pueblo counties in Colorado.  With the planned re-construction of the main reservoir (the Cucharas Reservoir) owned by the Mutual Ditch Company, Farms plans to lease water from the Mutual Ditch Company to produce agriculture crops.

Two Rivers intends to hold whatever ownership interest it has in the Farming Business within Two Rivers Farms, LLC and the wholly owned subsidiaries of Farms.

During the 2010 growing season, approximately 400 acres of land were farmed. The crops were wheat and feed corn.  During the 2011 season, Farms plans to cultivate 500 acres of land with feed corn as the crop.  The farming will be through a farming lease with Two Rivers Farms F-1, LLC.

TWO RIVERS FARMS F-1, LLC

On January 21, 2011 the Company formed Two Rivers Farms F-1, LLC (“F-1” and previously named Two Rivers Farms T-1, LLC) to hold certain farming assets and as an entity to acquire debt for the Company’s expansion of the Farm Business.   F-1 leases the farm land and farming assets back to Farms as the operator of framing activities.

TWO RIVERS WATER, LLC

The Company formed Two Rivers Water, LLC to secure additional water rights, rehabilitate water storage structures and to develop one or more special water districts.

TWO RIVERS ENERGY, LLC

The Company formed Two Rivers Energy, LLC to focus on the production of alternative energy.  Except for a bank account balance of $1,000, as of December 31, 2010, there are no assets being held in Energy.  Two Rivers intends to hold whatever ownership interest it has in the Energy Business within Two Rivers Energy, LLC.

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

Two Rivers Water Company 2010 Annual Report - 10K

NORTHSIGHT, INC. (formerly Navidec Mortgage Holdings, Inc.) – Discontinued Operations

In early 2009 Northsight discontinued its short term bridge lending in an effort to reduce its exposure to credit risk.  No new loans have been granted since early 2009.  As of December 31, 2010 and December 31, 2009, Two Rivers had $227,000 (net of an allowance for impairment of $144,000) in long term bridge loans outstanding.

SOUTHIE DEVELOPMENTS, LLC – Discontinued Operations

Two Rivers formed a Colorado limited liability company, Southie Developments, LLC, (“Southie”) on January 31, 2008, as its sole and managing member.  Southie was organized to develop residential real estate for resale and to own and manage residential real estate acquired via foreclosure of real estate loans owned by Two Rivers.  Once a real estate loan defaults and Two Rivers obtains title to the collateral, Two Rivers transfers the property to Southie for development and management.  As part of the management and development of the properties transferred to it, Southie honored any existing residential leases and in some cases did expend monies for rehabilitation of the property with the expectation of selling the property in a short time period, usually less than one year.  However, if Southie deemed the property to be a good longer term investment, they might hold the property for periods longer than 12 months.  At December 31, 2010, Southie owned properties, as discussed below.

In November 2007, Northsight purchased 56 Thomas Park, South Boston, Massachusetts 02127, a residential property, for $1,200,000 (“Thomas Park Property”).  This property was subsequently transferred to Southie.  The Thomas Park Property is a 6,000 square feet single family residence that Northsight converted into three 2,000 square feet individual condominium single family units.  As of May 19, 2008, Southie acquired a $1,200,000 construction loan with Mt. Washington Cooperative Bank for the development of the Thomas Park Property. The loan was due on October 1, 2010 with monthly interest only payments, at prime plus 2% interest rate and an interest rate floor of 7%.  As of December 31, 2009, the balance owed on the loan was $950,000.   Previously, this loan was due on November 19, 2009, but was extended to October 1, 2010.  As part of the agreement to extend the loan a principal reduction was due and an establishment of a restricted cash account to cover interest payments until June 1, 2010.   The restricted cash account was not established until January 12, 2010 and totaled $46,000.  As of June 30, 2010, the Company had invested $3,231,000 including the bank construction loan of $950,000.  During the three months ended September 30, 2010, the Company completed the sale of all three units for a gross sales price of $2,250,000 and recognized a loss of $110,000 over the previous impairment of $1,297,000.  Additionally, the Company has reserved $25,000 against future warranty repairs, which are for repairs up to 12 months from each unit’s sold date.  The Mt. Washington Cooperative Bank debt was paid in full and the restricted cash account closed.

At December 31, 2010, Northsight had two vacant lots in Virginia with a carrying value of $31,000 (net of $93,000 impairment).

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

Two Rivers Water Company 2010 Annual Report - 10K

EMPLOYEES

At December 31, 2010, the Company and its subsidiaries employed 7 full-time employees and 1 part-time employee.  None of these employees are covered by a collective bargaining agreement.  The Chief Executive Officer, the Chief Operating Officer and the Chief Financial Officer have entered into employment agreements with Two Rivers.  We consider our relationship with our employees to be good.

AVAILABLE INFORMATION

The Company’s common stock is traded on the Pink Sheets Market under the symbol “TURV.”  A copy of our Annual Report on Form 10-K along with copies of our quarterly reports on Form 10-Q and current  reports on Form 8-K required to be filed with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, as amended, and can be found on the Edgar database at www.sec.gov.  In addition our SEC reports are available free of charge from the Company upon written request to Wayne Harding, CFO, Two Rivers Water Company, Annex Ste. 420, 2000 S Colorado Blvd., Denver CO  80222, or you may retrieve investor information by going to the Company’s website at www.2riverswater.com.

Two Rivers Water Company 2010 Annual Report - 10K

ITEM 1A.    RISK FACTORS

Risk Factors Related to Forward Looking Statements

Statements made in this filing may not be historical facts and may be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.

The Company and Two Rivers believe that, in making any such statement, their expectations are based on reasonable assumptions; however, any such statement may be influenced by factors that could cause actual outcomes and results to be materially different from those projected.

When used in this Memorandum or any presentation concerning the Offering, the words "anticipates," "believes," "expects," "intends," "plans," "estimates," and similar expressions, as they relate to the Company, Two Rivers, or the management of either the Company or Two Rivers, are intended to identify such forward looking statements.  Forward-looking statements made in this Memorandum and during any presentation concerning the Offering speak only as of today’s date.  The Company and Two Rivers expressly disclaim any obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

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

There is no assurance that the Company will operate profitably. There is no assurance that the Company will generate revenues or profits, or that the market price of its common stock will be increased thereby.  During the year ended December 31, 2010, the Company incurred a net loss of $9,466,000, and during the year ended December 31, 2009, the Company recognized a net loss of $2,925,000.

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

Certain conflicts of interest may exist between the Company and our Officers and Directors.  Our Officers and Directors have other business interests to which they devote their attention and may be expected to continue to do so although management time should be devoted to our business.  As a result, conflicts of interest may arise that can be resolved only through exercise of such judgment as is consistent with fiduciary duties to us.  See Directors, Executive Officers, and Control Persons, and Conflicts of Interest.

Two Rivers Water Company 2010 Annual Report - 10K

Two Rivers has a relatively short operating history, so investors have no way to gauge our long term performance.

Two Rivers was formed in December 2002, and in 2003 acquired control of Northsight, a mortgage broker.  Northsight and Southie represent a significant portion of Two Rivers’ assets and Two Rivers is in the process of liquidating the majority of Northsight’s assets.  Two Rivers might not be successful in liquidating Northsight’s assets for the value carried on its books.

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

Presently there is no requirement contained in our Articles of Incorporation, Bylaws, or minutes which requires officers and directors of our business to disclose to us business opportunities which come to their attention.  Our officers and directors do, however, have a fiduciary duty of loyalty to us to disclose to us any business opportunities which come to their attention, in their capacity as an officer and/or director or otherwise.  Excluded from this duty would be opportunities which the person learns about through his involvement as an officer and director of another company.  Two Rivers has no intention of merging with or acquiring business opportunity from any affiliate or officer or director.  (See Conflicts of Interest.)

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

Two Rivers Water Company 2010 Annual Report - 10K

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010, and this assessment identified material weaknesses in our internal control over financial reporting. As a result, our management concluded that our internal control over financial reporting was not effective as of December 31, 2010.  Material weaknesses and other control deficiencies in our internal control over financial reporting and disclosure controls and procedures have led to restatements of our consolidated financial statements. Since the identification of the material weaknesses, we have implemented and are continuing to implement various initiatives intended to improve our internal control over financial reporting and disclosure controls and procedures to address these material weaknesses. No assurance can be given that we will be able to successfully implement remediated controls and procedures or that our remediated controls and procedures will be effective in remedying all identified deficiencies in our internal control over financial reporting and disclosure controls and procedures. There also can be no assurances that these material weaknesses will be rectified or that additional material weaknesses in our internal controls will not be identified. The existence of one or more material weaknesses in our internal control over financial reporting impacts the reliability of our internal control over financial reporting.

Our success will depend, to a large degree, on the expertise and experience of the members of our management team.

Our success in identifying investment opportunities and pursuing and managing such investments is, to a large degree, dependent upon the expertise and experience of the management team and their ability to attract and retain quality personnel.

Two Rivers Water Company 2010 Annual Report - 10K

Risk Factors Relating To The Farm and The Water Business

Insufficient funds to develop the Farming Business

The Company might not have enough funds to expand its Farming Business and the expansion of the Farming Business will be dependent upon raising funds.  Without the expansion of the Farming Business, the Company might not be able to meet its general and administration expenses.  No assurance can be given that any such funds will be available.

The Farming Business requires significant capital expenditures.

The Farming Business is capital intensive.  On an annual basis, we could spend significant sums of money for additions to, or replacement of, land, land improvements, irrigation and farming equipment.  We must obtain funds for these capital projects from operations or capital raised.  We cannot provide assurance that any sources will be adequate or that the cost of funds will be at levels permitting us to earn a reasonable rate of return.

The Company has little operating history in the Farming Business, so investors have no way to gauge our long term performance.

Neither the Company nor Two Rivers have experience in the Farming Business in Colorado, Two Rivers to date has farmed approximately 400 acres for only one year; therefore, its business plan should be considered highly speculative.

We have substantial competitors who have an advantage over us in resources and management.

Most of our competitors have significantly greater financial resources, technical expertise and managerial capabilities than us and, consequently, we will be at a competitive disadvantage in preparing farm land, growing crops, cultivating and selling the crops.  Competitors' resources could overwhelm our restricted efforts and cause adverse consequences to our operational performance.

Dry weather or droughts may adversely affect the collection of our water and ability to grow crops.

Water to grow our crops is obtained from surface runoff and stream flows.  In dry years or droughts less water may be available to supply our farming lands and less water may be available for sale/lease, which could substantially impact revenues and cause losses.

The adequacy of our water supplies depends upon a variety of uncontrollable factors.

An adequate water supply is necessary for our Farming Business to be profitable. Our Farming Business is located where dry-farming is not profitable.  The adequacy of our water supplies varies from year to year depending upon a variety of factors, including:

•	Rainfall, runoff, flood control and availability of reservoir storage;
•	Availability of Huerfano River water;
•	The amount of useable water stored in reservoirs and groundwater basins;
•	The amount of water used by our customers and others;
•	Water quality; and
•	Legal limitations on production, diversion, storage, conveyance and use.

Two Rivers Water Company 2010 Annual Report - 10K

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

Water shortages may:

•	adversely affect our supply mix, for instance, causing increased reliance upon more expensive water sources; or
•	adversely affect our operating costs, for instance, by increasing the cost through the purchase or lease of required water.

This business is heavily regulated and, as a result, decisions by regulatory agencies and changes in laws and regulations can significantly affect our Farming Business.

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

Crop insurance may not be available or not adequate to cover losses.

Certain crops and certain land locations are either not eligible or eligible at a reduced level, for crop insurance.  We intend to grow crops in areas where full insurance is available, but this cannot be guaranteed.  Further, if an insurance claim is made, the amount of funds received might not be sufficient to cover costs and provide debt service.

Adverse weather conditions, natural disasters, crop disease, pests and other natural conditions can impose significant costs and losses on our business.

Corn, our primary grain product, is vulnerable to adverse weather conditions, including hail storms, high winds, tornados,  early and late snow storms, floods, drought and temperature extremes, which are quite common but difficult to predict. In addition, grains are vulnerable to crop disease and to pests, which may vary in severity and effect, depending on the stage of production at the time of infection or infestation, the type of treatment applied and climatic conditions. Unfavorable growing conditions can reduce both crop size and quality.  These factors can directly impact us by decreasing the quality and yields of crops, increasing our costs and decreasing revenue and gross margins, which may have a material adverse effect on our business, results of operations and financial condition.

Two Rivers Water Company 2010 Annual Report - 10K

We operate in areas subject to natural disasters.

We operate in an area that is prone to floods, droughts and other natural disasters.  While we plan to maintain insurance policies to help reduce our financial exposure, a significant seismic event in southern Colorado, where our operations are concentrated, or other natural disasters in Colorado could adversely impact our ability to deliver labor to the crops, deliver crops to the marketplace, receive water and adversely affect our costs of operations and profitability

Our earnings may be affected, to large extents, by markets for crops.

We intend to grow “exchange-traded” grains.  The pricing of these grains are quoted in public markets.  These quoted prices can vary widely, thereby directly impacting our revenue. There could be a situation when no public market exists.  In this case, we would have to find a buyer.  If we do not find a buyer, our revenue would be non-existent.

Because growing cycles are highly seasonal, our revenue, cash flows from operations and operating results may fluctuate on a seasonal and quarterly basis.

The farming business is highly seasonal. The seasonal nature of Farms operations results in significant fluctuations in our working capital during the growing and selling cycles. As a result, operating activities during the second and third quarters use significant amounts of cash. In contrast, operating activities for the fourth quarter typically generate cash as we will harvest and sell. We expect to experience, significant variability in net sales, operating cash flows and net income on a quarterly basis.

Our ability to harvest our crop may be compromised by availability of labor and equipment.

When the crop is ready to harvest, we are dependent on labor and contractors for harvesting.  This labor source might not be when the crop is ready to harvest.   This could delay revenue or decrease revenue of our Farming Business.

We are acquiring assets within the Company within a related party transaction.

Two Rivers is transferring certain land and water (via its ownership in the Mutual Ditch Company) into the Company.  The transfer is being made at the estimate of the lower of cost or market value.  However, this valuation is not being independently confirmed.

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

The Water Project requires significant capital expenditures.

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

The Company has no operating history in the Water Business or the Farming Industry, so investors have no way to gauge our long term performance.

The Company is now focused on farming, storing and distributing water. While certain members of the Company’s Board of Directors have experience in the water business in Colorado, the Company to date has no experience in the water business or in farming and therefore, its business plan should be considered highly speculative.

Two Rivers Water Company 2010 Annual Report - 10K

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

Two Rivers Water Company 2010 Annual Report - 10K

Our earnings may be affected, to large extents, by weather during different seasons.

The demand for water varies by season.  For instance, most water consumption for agriculture usage occurs during the third quarter of each year when weather tends to be hot and dry.  During unusually wet weather, our customers generally use less water.

Our proposed water operations are geographically concentrated in Colorado.

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

We operate in areas subject to natural disasters.

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

Two Rivers is classified as a “penny stock” company. Our common stock currently trades on the Pink Sheets and is subject to a Securities and Exchange Commission rule that imposes special sales practice requirements upon broker-dealers who sell such securities to persons other than established customers or accredited investors. For purposes of the rule, the phrase “accredited investors” means, in general terms, institutions with assets in excess of $5,000,000, or individuals having a net worth in excess of $1,000,000 or having an annual income that exceeds $200,000 (or that, when combined with a spouse’s income, exceeds $300,000). For transactions covered by the rule, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser’s written agreement to the transaction prior to the sale. Effectively, this discourages broker-dealers from executing trades in penny stocks.  Consequently, the rule will affect the ability of purchasers in this offering to sell their securities in any market that might develop therefore because it imposes additional regulatory burdens on penny stock transactions.

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

Two Rivers Water Company 2010 Annual Report - 10K

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

Two Rivers Water Company 2010 Annual Report - 10K

Item 1B.   UNRESOLVED STAFF COMMENTS

None

ITEM 2.   DESCRIPTION OF PROPERTIES

Corporate Offices

In February 2008, Two Rivers, along with its subsidiary Northsight, opened offices at 2000 S. Colorado Blvd, Annex Suite 200, Denver, Colorado 80222.  The lease for this office is approximately $4,701 per month and expired March 15, 2011.  In March 2011, Two Rivers moved to a smaller office (Suite 420) within the same address.  The current lease has a remaining term of approximately 12 months at $1,100 per month.

Land

Location	Legal Description	Acreage	Purchase date
Pueblo County, CO	Lots 2-4 Sec 4-22-62 less Lot 4 by WD#1519965 to Hall formerly #22-000-00-135	85.3	9/17/2009
Pueblo County, CO	33-21-62 SE4 Less POR sold in WD#123993 to Cook Formerly 12-000-00-042	120	9/17/2009
Pueblo County, CO	E2 35-22-63 320A	320	2/2/2010
Pueblo County, CO	N2 SE4 26-22-63 Contg 80A formerly 23-000-00-139	80	2/2/2010
Pueblo County, CO	N2 S2 SE4 26-22-63 (40A) formerly 23-000-00-193	40	2/2/2010
Pueblo County, CO	36-22-63 All por of sec 36 desc as: comm fr NW cor of sec, N 88 deg 27 min 59 sec E alg N ln of sec A dist of 23304.98 ft, th S 03 deg 53 min 33 sec E a dist of 5270.92 ft to a sandstone marking th S4 of sec 36 th S 89 deg 24 min 00 sec W alg S ln of sec A dist of 2647.27 ft to SW cor of sec th N 00 deg 09 min 46 sec W alg the W ln of sec A dist of 5224.83 ft to pt of beg less 3.2A for ditch formerly #23-000-00-157	297.24	2/2/2010
Pueblo County, CO	NW 1/4 31-22-62 150.77A	150.77	2/22/2010
Pueblo County, CO	25-22-63 SW4 (160A) contg 320A less POR retained by Disanti formerly #23-000-00-072	160	2/22/2010
Pueblo County, CO	36-22-63 That part of Sec 36, lying ely of desc Div Ln; comm fr NW cor of Sec 36 monumented with 3/4: x 30" rebar & 3-1/4" alum cap n 88 deg 27 min 59 sec E alg N Ln of SD sec 36 a dist of 2304.98 ft to pt of beg of sd div ln, sd ln runs S 03 dge 53 min 33 sec E a dist of 5270.92 ft to a sandstone being the S4 cor of SD sec 36 + the pt of terminums of ths div ln formerly #23-000-00-157	338.86	2/22/2010
Pueblo County, CO	A PAR of land being a POR of the SE4 25-22-63 more part desc as follows: Comm from the NE Cor of the SE4 of SD sec 25, S 00 deg 00Min 00Sec E alg the Eln of SD sec 25, a dist of 1905.92 ft; th N 90 deg 00 Min 00sec W, a dist of 844.0 ft to the true pt of beg, th cont N 90 deg 00 Min 00Sec W a dist of 946.00 ft; th N 12 deg 16 min 49 sec E, a dist of 322.91 ft; th N 04 deg 58 min 28 sec W , a dist of 1543.82 ft to the N ln of undercliff rd (county rd); th N 89 deg 18 min 31 sec E alg the S	41	2/22/2010
Walsenburg, CO
TOWNSHIP 28 SOUTH, RANGE 67 WEST OF THE 6TH P.M. Section 19: Part of the SW1I4NW1I4, NW1I4SW1I4, SEI/4NWI/4 being more particularly described as follows: Beginning at the SW comer of the NW1I4SW1/4, thence S 89°41 'E a distance of 1355.7 feet, thence N 0° 33' E a distance of583.3 feet; thence N 45° W a distance of333.3 feet; thence N 10° E a distance of 198 feet; thence N 31 ° 15' E a distance of 174.9 feet, thence N 9°E a distance of 152.7 feet, thence East a distance of 263.8 feet thence N45°E a distance of 149.9 feet, thence N 44°48' W a distance of 443.3 feet; thence N25°35'E a distance of72.6 feet, thence S64°E a distance of 133 feet, thence N9°1 O'E a distance of201.3 feet, thence N43°W a distance of 168.3 feet, thence N28°34'E a distance of 247.5 feet; thence N44°48'W a distance of 475.8; thence S 89°57'W a distance of 1142.7 feet; to the NW comer ofSWl!4NW1I4, thence S0054W a distance of 1306.25 feet to the W1I4 comer of said section 19 and 2612.5 feet to the place of beginning Section 24: SI/2NE1/4NE1I4 less that part conveyed to Huerfano County Hospital District in Book 392, Page 535. Also a tract of land being Part of the SE1I4 and more particularly described as follows: Beginning at the S1I4 comer, thence North 2640 feet, thence East 726 feet; thence south 1996 feet, thence in a Northeasterly direction 75 feet, thence north 1980 feet; thence east 1815 feet, thence south 412 feet; thence in a southwesterly direction along the north right of way of the D&RGW railroad to the point of beginning except that part conveyed to Jesus Maria Lopez in Book 40, Page 78 and Ramon Vigil in Book 33, Page 326 and less that part conveyed to the D&RGW railroad ROW.
		76.38	10/26/2009
Huerfano, CO	S 1/2 of the NW 1/4 of Section 4, Township 27 South, Range 64 West, Huerfano County, Colorado; The SW 1/4 of Section 4, Township 27 South, Range 64 West, Huerfano County, Colorado; the S 1/2 of the NE 1/4 of Section 5, Township 27 South, Range 64 West	320	11/10/2009

Two Rivers Water Company 2010 Annual Report - 10K

ITEM 3.  LEGAL PROCEEDINGS

Carson Suit

The Company was a co-defendant in a lawsuit filed on April 2, 2008 in Jackson County Circuit Court in Missouri.   The Company loaned money to Lydia Carson (borrower) to purchase a home in Kansas City Missouri.   The plaintiffs claimed they had a superior lien on the property that was in place before the borrower borrowed money from the Company for the purchase. On June 30, 2010, the amount owed by Lydia Carson to the Company was $253,000 (note balance of $315,000 less escrow held of $62,000).  On April 27, 2010 the Company received a judgment granting the Company a first lien position.   The Company is in the process of collecting the judgment.

Morrow Suit

The Company was notified in September 2009, that it was named as a defendant in a lawsuit that alleges either the Company or another third party bank did not have a proper promissory note and deed of trust against a short-term mortgage loan made to a borrower in April, 2008 (“Morrow” loan and suit).   After the Morrow loan was made by the Company, the note was improperly transferred to Jaguar Group, LLC (“Jaguar”).  When the improper transfer was discovered by the Company, the Company requested Jaguar to return all documents to the Company or fund the loan.  On August 4, 2008, Jaguar re-assigned the note and deed of trust back to the Company.  However, Jaguar never returned to the Company the original lending file and documentation.  During the period of time that Jaguar was in possession of the Morrow file, the lawsuit alleges that Jaguar used the Morrow note and deed of trust to obtain money from another third-party bank.

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

ITEM 4.   REMOVED AND RESERVED

Two Rivers Water Company 2010 Annual Report - 10K

PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Price Range of Common Stock

The Company’s common stock is presently traded on the over-the-counter market on the OTC Bulletin Board maintained by the Financial Industry Regulatory Authority ("FINRA").  On September 17, 2007, our common stock began trading on the over-the-counter bulletin board.  On October 13, 2010, our common stock began trading on the over-the-counter QB market and then subsequently moved to the PINK sheets. The current symbol for the common stock is "TURV.”  Prior to January 15, 2010, our common stock traded under the symbol “NVDF.”

The following table sets forth the range of high and low bid quotations for the common stock of each full quarterly period during the years ended December 31, 2010 and 2009. The quotations were obtained from information published by the FINRA and reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Quarter Ended	High	Low
2010
December 31st	$ 2.35	$ 1.40
September 30th	1.80	1.10
June 30th	1.40	1.05
March 31st	1.49	1.20
2009
December 31st	$ 2.05	$ 1.00
September 30th	1.53	0.45
June 30th	0.75	0.32
March 31st	0.85	0.32

As of December 31, 2010, there were approximately 270 shareholders of record. We estimate that there are approximately 800 beneficial shareholders.  In many instances, a registered stockholder is a broker or other entity holding shares in street name for one or more customers who beneficially own the shares.

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

Two Rivers Water Company 2010 Annual Report - 10K

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

Annual Shareholders’ Meeting

On October 20, 2010, the Company held its Annual Shareholders’ Meeting at its offices at 2000 South Colorado Blvd, Annex Suite 200 in Denver, Colorado.  The shares necessary for a quorum were present at the meeting and the following proposals were voted on and passed.

To elect directors to our Board of Directors:

	Number of Shares
	FOR	WITHHOLD	Total Voted
John R. McKowen	5,187,029	14,555	5,201,584
John Stroh, II	5,187,029	14,555	5,201,584
Dennis Channer	5,197,537	4,047	5,201,584
Gary Barber	5,197,559	4,025	5,201,584
Brad Walker	5,197,559	4,025	5,201,584

To ratify the appointment of our auditors, Schumacher and Associates, Inc.:

For	7,606,411
Against	32
Abstain	-
Total Voted	7,606,443

During the year ended December 31, 2010, other than the above proposals, no other matters were submitted to the Company’s shareholders for approval.

Two Rivers Water Company 2010 Annual Report - 10K

Recent Sales of Unregistered Securities

We made the following unregistered sales of our securities from January 1, 2010 through December 31, 2010:

DATE OF SALE	TITLE OF SECURITIES	NO. OF SHARES	CONSIDERATION	CLASS OF PURCHASER
Jan – Aug 2010	Common	2,900,000	$2,900,000	Common

We made the following restricted stock unit (RSU) grants from January 1, 2010 through December 31, 2010:

DATE OF ISSUANCE	TITLE OF SECURITIES	NO. OF SHARES	CONSIDERATION	CLASS OF PURCHASER
Oct 2010	Common	5,713,088	$ -	Common

Exemption From Registration Claimed

All of the sales by us of our unregistered securities were made in reliance upon Regulation D and Section 4(2) of the Securities Act of 1933, as amended (the “1933 Act”).  The entity listed above that purchased the unregistered securities was an existing shareholder, known to us and our management, through pre-existing business relationships, as a long standing business associate.  The entity was provided access to all material information, which it requested, and all information necessary to verify such information and was afforded access to our management in connection with the purchases.  The purchaser of the unregistered securities acquired such securities for investment and not with a view toward distribution, acknowledging such intent to us. All certificates or agreements representing such securities that were issued contained restrictive legends, prohibiting further transfer of the certificates or agreements representing such securities, without such securities either being first registered or otherwise exempt from registration in any further resale or disposition.

Recent Issuance of Options

We issued 20,000 options from January 1, 2010 through December 31, 2010.

Purchases of Equity Securities by the Small Business Issuer and Affiliated Purchasers

Not applicable.

ITEM 6.  SELECTED FINANCIAL INFORMATION

Not applicable.

Two Rivers Water Company 2010 Annual Report - 10K

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto and the other financial information included elsewhere in this report.  This discussion contains forward-looking statements that involve risks and uncertainties.  Our actual results could differ materially from those anticipated in these forward looking statements as a result of any number of factors, including those set forth under Risk Factors and elsewhere in this report.

Plan of Operations - Overview

During 2010, Two Rivers focused its business development activities on expanding its farming and water business.  With funds generated from the liquidation of real estate promissory notes receivable and selling residential real estate, Two Rivers entered into the Farming and Water Business beginning in July 2009 and has dedicated the majority of its resources to expanding the Farming and Water Business.  There can be no assurances that any of our investments will be successful.  (See Risk Factors.)

The Company is in the process of raising additional capital through debt and equity offerings to expand its Farming and Water Business.  During 2010, the Company completed a $2,900,000 capital raise through a private placement of its common shares to accredited investors.  The net cash to the Company after offering costs was $2,204,000.

In early 2011, the Company raised an additional $2,000,000 through a convertible note offering to accredited investors. The net to the Company after direct cost of the offering was approximately $1,780,000.

We believe that there is opportunity to create shareholder value through the proper expansion and management of farming and water assets.  We plan to only grow commodity grains that can benefit from the increasing world demand for food and serve as a hedge against inflation and a weak U.S. Dollar.

With the Farming Business, we will be growing our Water Business.  In the western U.S., water is inextricably tied to farming.  We own our water assets and plan to expand our water ownership.

We will grow our Farming Business through the purchase of distressed water and irrigated farmland in southern Colorado.  These plans are dependent upon the acquisition of funds.

Results of Operations

For the Year Ended December 31, 2010 Compared to the Year Ended December 31, 2009

Our revenues are a result of the activities of our Farming and Water Business.

During the year ended December 31, 2010, we recognized revenues from continuing operations of $196,000, compared to $11,000 in revenues from continuing operations during the year ended December 31, 2009.  The increase of $185,000 was a result of the Company’s new focus in agriculture and water.   During the year ended December 31, 2010, we recognized direct cost of revenue of $285,000 to produce a $89,000 negative gross margin.   This was a result of farming startup costs with new farming land acquired.

Two Rivers Water Company 2010 Annual Report - 10K

During the year ended December 31, 2010, operating expenses from continuing operations were $7,518,000 compared to $2,180,000 for the year ended December 31, 2009.  The increase of $5,338,000 was primarily a result of stock based compensation of $4,841,000 (compared to $118,000 for the year ended December 31, 2009) and an increase in expenses related to the Farm and Water Business.  These figures produced a loss from continuing operations of $8,516,000 for the year ended December 31, 2010 compared to a loss from operations of $1,834,000 for the year ended December 31, 2009.  For the year ended December 31, 2011, we anticipate stock based compensation to reduce to approximately $2,000,000 while our operating expenses increase due to increased farming activity.

During the year ended December 31, 2010 the Company continued to discontinue its operations in the real estate and mortgage businesses.  This segment is classified as Discontinued Operations in the Statement of Consolidated Operations.  During the year ended December 31, 2010, the Company recognized a loss of $946,000 compared to a loss of $1,266,000 for the year ended December 31, 2009.  Due to most of our discontinued operations being completed in 2010, we anticipate future loss from Discontinued Operations to decrease substantially.

During  the year  ended  December  31,  2010,  we  recognized  a net  loss  from both continuing and discontinued operations of $9,466,000 compared to a net loss of $2,925,000 during the year ended December 31, 2009.  The resulting increased loss of $6,541,000 in net income was primarily a result of stock based compensation expenses of $4,841,000, additional interest expense and costs associated with the Company’s expansion in the Farm and Water Business.

LIQUIDITY

From the Company’s inception through December 31, 2010, we have funded our operations primarily from the following sources:
-	Equity and debt proceeds through private placements of Two Rivers securities;
-	Revenue generated from operations;
-	Loans and lines of credit;
-	Sales of residential properties acquired through deed-in-lieu actions;
-	Sales of equity investments, and
-	Proceeds from the exercise of legacy Navidec, Inc. Options

Cash flow from operations has not historically been sufficient to sustain our operations without the above additional sources of capital.  As of December 31, 2010, the Company had cash and cash equivalents of $645,000. Cash flow consumed by our operating activities totaled $2,205,000 for the year ended December 31, 2010 compared to operating activities consuming $1,922,000 for the year ended December 31, 2009.

As of December 31, 2010, the Company had $699,000 in current assets and $577,000 in current liabilities.  The Company intends to continue with its strategy of liquidating its real estate assets to expand their Farm and Water Business and on offering additional debt and common stock in order to provide additional capital to be used in the support of its operations.

Cash flows used by our investing activities for the year ended December 31, 2010, were $5,964,000 compared to $136,000 used for the year ended December 31, 2009.  In the year ended December 31, 2010 we used proceeds of $2,583,000 from the sale of our real estate owned (“REO”), Boston real estate, and other assets held for sale to fund our Farm and Water Business, which included $8,012,000 for the purchase of land and water shares and $326,000 for engineering work for the dam reconstruction.

In the year ended December 31, 2009, we used proceeds of $2,710,000 from the sale of our REOs to fund our Farm and Water Business, which included $2,711,000 for the purchase of land and water shares and $163,000 for engineering work for the dam reconstruction.

Two Rivers Water Company 2010 Annual Report - 10K

Net cash produced in financing activities was $8,198,000 for the year ended December 31, 2010 compared to a production of cash of $1,800,000 for the year ended December 31, 2009.  During 2010 we increased our long-term borrowings by $6,951,000 through owner financing of the water and land purchase for the Farm and Water Business, paid down $950,000 in real estate loans concerning our discontinued operations, and sold $2,202,000 in the Company’s common stock in a private placement (net of offering costs) and retired $5,000 of our common stock through open market purchases.

Subsequent to December 31, 2010 and through March 1, 2011 (when the offering was closed), the Company has sold $2,000,000 in its current convertible debt private placement.

For the year ended December 31, 2009 from financing activities we generated $1,800,000 through increased long term borrowings of $2,175,000, a private placement of $150,000 and option exercise of $10,000.  The Company paid down $441,000 in real estate loans and paid $94,000 to retire its own common shares.

CRITICAL ACCOUNTING POLICIES

Two Rivers has identified the policies below as critical to Two Rivers’ business operations and the understanding of Two Rivers results from operations.  The impact and any associated risks related to these policies on the Company’s business operations is discussed throughout Management’s Discussion and Analysis of Financial Conditions and Results of Operations where such policies affect Two Rivers reported and expected financial results.  For a detailed discussion on the application of these and other accounting policies, see Note 2 in the Notes to the Consolidated Financial Statements.  Note that the Company’s preparation of this document requires Two Rivers to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of Two Rivers’ financial statements, and the reported amounts of revenue and expenses during the reporting period.  There can be no assurance that actual results will not differ from those estimates.

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

REVENUES FROM FARMING OPERATIONS

Revenues from farming operations are recognized when sold into the market.  All direct expenses related to farming operations are capitalized as inventory and recognized as a direct cost of sale upon the sale of the crops.

Two Rivers Water Company 2010 Annual Report - 10K

ALLOWANCE FOR BAD DEBT

Two Rivers’ policy on allowances for bad debt determines the timing and recognition of expenses.  The Company follows guidelines that establish allowances based off of historical and account specific trends; however, certain judgments affect the application of Two Rivers’ bad debt allowance policy. Two Rivers receivables are recorded net of an allowance for doubtful accounts which requires management to estimate amounts due which may not be collected.  This estimate requires consideration of general economic conditions, overall historical trends related to the Company’s collection of receivables, customer specific payment history, and customer specific factors affecting their ability to pay amounts due.  Management routinely assesses and revises its estimate of the allowance for doubtful accounts.  As of year ended December 31, 2010, we had $237,000 allowances for bad debt and valuation impairments, as follows:

Allowance for:	Amount
Short Term Mortgages	$144,000
Real Estate owned – depreciation	-
Real Estate owned – impairments	93,000
Total	$237,000

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

During the three months ended December 31, 2010, the Company received a formal appraisal of the Mutual Ditch Company as follows:

As of March 2, 2010 (the date HCIC acquired majority interest in the Mutual Ditch Company)	$24,196,000
As of September 30, 2010	$26,217,000

The appraisal was performed by a professional engineering firm, which is an unrelated entity to the Company.   The lead appraiser is a senior principal consultant with the engineering firm and is a Professional Engineer and a Certified General Appraiser in Colorado and Arizona.  The appraisal covered all of the assets owned by the Mutual Ditch Company using a highest and best use as agriculture.  The appraisal approach to value used the sales comparison, cost and income approach.

Two Rivers Water Company 2010 Annual Report - 10K

Upon receiving the appraisal, the Company adjusted its March 31, 2010, June 30, 2010 and September 30, 2010 balance sheet to reflect the fair value of the Mutual Ditch Company at $24,196,000.   As of December 31, 2010, the Company owned 91% of the Mutual Ditch Company; therefore, 9% of the $24,196,000 valuation, or $2,178,000, is recognized in equity as the non-controlling interest in a subsidiary, less previous loss and negative member equity of $71,000 and its share of income of $4,000, for a total non-controlling interest in subsidiary of $2,111,000.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Two Rivers is exposed to the impact of interest rate changes and change in the market values of the Company’s investments.  Based on Two Rivers'  market  risk  sensitive instruments  outstanding  as of December 31, 2010,  as described  below,  it has determined  that there was no  material  market risk  exposure to the  Company's consolidated financial position, results of operations, or cash flows as of such date. Two Rivers does not enter into derivatives or other financial instruments for trading or speculative purposes.

INTEREST RATE RISK

At December 31, 2010, the Company’s exposure to market rate risk for changes in interest rates relates primarily to its borrowings, as well as, its mortgage services business.  Two Rivers has not used derivative financial instruments in its credit facilities.  A hypothetical 10% increase in the Prime Rate would not be significant to the Company's financial position, results of operations, or cash flows.

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

Two Rivers Water Company 2010 Annual Report - 10K

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to the impact of interest rate changes and change in the market values of our real estate properties. Based on our market risk sensitive instruments outstanding as of December 31, 2010, as described below, it was determined that there was no material market risk exposure to our consolidated financial position, results of operations, or cash flows as of such date. We do not enter into derivatives or other financial instruments for trading or speculative purposes.

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

As required by SEC Rule 15d-15(b), Mr. John McKowen, our Chief Executive Officer and Mr. Wayne Harding, our Chief Financial Officer carried out an evaluation on the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 15d-14 as of the end of the period covered by this report

The Company, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of December 31, 2010.  Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, the Company's disclosure controls and procedures were effective as of December 31, 2010.

Two Rivers Water Company 2010 Annual Report - 10K

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

Management’s assessment of the effectiveness of the small business issuer’s internal control over financial reporting as of the year ended December 31, 2010, is that we believe that internal control over financial reporting has not been effective, and we are in the process of improving controls, to the extent possible given the number of employees.  We have identified certain material weaknesses of accounting relating to a shortage of accounting and reporting personnel due to limited financial resources and the size of our Company.  This material weakness can lead to the following:
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

•	In 2010 we established an audit committee to oversee the financial operations and reporting of the Company.

Two Rivers Water Company 2010 Annual Report - 10K

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered  public  accounting  firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

There was no change in our internal control over financial reporting that occurred during the fiscal year ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

The Company has established a Board of Conduct, an Audit Committee Charter and a Governance, Compensation and Nominating Committee Charter.   The charter for each committee is filed as an exhibit.

Two Rivers Water Company 2010 Annual Report - 10K

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16 (a) OF THE EXCHANGE ACT

At December 31, 2010, our officers and directors were the individuals listed below:

	Age	Position	Term
John McKowen	61	Chief Executive Officer, Chairman of the Board of Directors	Annual
Gary Barber (1)	56	Chief Operations Officer, President of Two Rivers Water Company, Director	Annual
Wayne Harding	56	Chief Financial Officer, Corporate Secretary	Annual
John Stroh II	63	Director	Annual
Bradley Walker	52	Director	Annual
Dennis Channer	60	Director	Annual
(1)	Mr. Barber was appointed as Chief Operating Officer and President of Two Rivers Water Company in February, 2011.

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

Two Rivers Water Company 2010 Annual Report - 10K

GARY BARBER. Mr. Barber is originally from Colorado Springs, Colorado, graduating from Manitou Springs High School (1972) and the U.S. Air Force Academy (1976).  He has been involved in commercial real estate brokerage, water rights brokerage and consulting to public and private entities.  Mr. Barber currently represents the El Paso County Water Authority, the Pikes Peak Regional Water Authority and manages two Metropolitan Districts, quasi-municipal governments formed to provide public services and resolve water issues of various types. He is chairman Arkansas Basin Roundtable, a multi-disciplinary body formed by the Colorado General Assembly in 2005.  This collaborative group, comprised of representatives from the counties, cities and special interests in Southern Colorado, is attempting to address the consumptive and non-consumptive water needs of the future.  Mr. Barber serves on the Company’s Board Audit Committee.

WAYNE HARDING.  Mr. Harding has worked with Two Rivers as a controller and handling of its SEC filings since July 28, 2008.  On September 11, 2009, Mr. Harding was appointed the Chief Financial Officer and Secretary of Two Rivers.  Mr. Harding served on the board of directors, chair of the governance, compensations and audit committees for Aerogrow International (a public company based in Boulder Colorado USA, OTC: AERO) from 2005 – 2007.  He has served as vice president business development of Rivet Software since December 2004. From August 2002 to December 2004 Mr. Harding was owner and President of Wayne Harding & Company CPAs and from 2000 until August 2002 he was director-business development of CPA2Biz.

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

BRAD WALKER.  Mr. Walker earned a B.S. degree in Soil Science in 1982 from University Wisconsin-Stevens Point.  He worked for the USDA-ARS in Fort Collins as a Research Associate from 1982 to 1985. Mr. Walker first experience as a crop consultant was with Servi-tech beginning in 1985. He started his own consulting firm (AgSkill) in 1986 and today he is still a consultant and President of AgSkill, Inc.  Mr. Walker works with growers by checking fields and advising them on fertility management, irrigation management, and pest management. He also designs Nutrient Management Plans for livestock operations for both the EPA and the Colorado Dept. of Public Health & Environment. Mr. Walker works with Lower Arkansas Water Management Association (LAWMA) as a consultant to establish grass on land that is now dry but was previously irrigated.  He is also approved by the Colorado Water Courts to evaluate grass stands on land that was previously irrigated.  He also conducts contract research, primarily involving pesticide applications on small plots for efficacy and residue evaluations.  Mr. Walker serves on the Company’s Board Audit Committee.

Two Rivers Water Company 2010 Annual Report - 10K

DENNIS CHANNER.   Mr. Channer has 35 years of financial and investment management experience.  Since 2001, Mr. Channer has been a Principal at Cornerstone Investment Advisors LLC, a financial planning, portfolio and trust management firm.  He served on the board of directors and as chair of the governance, compensation and audit committees for AeroGrow International (a public company based in Boulder Colorado USA, NASDAQ, AERO) in 2007 and 2008.  During late 1999 through 2000, he served as a Senior Consultant and Vice President of Portfolio Management Consultants, Inc. a provider of wealth management services.  Mr. Channer is also the former co-founder, Managing Director, and served as Chairman of the Board of Investors Independent Trust Company from 1996 through late 1999.  His background includes experience as a Certified Financial Planner, Registered Investment Advisor, Certified Public Accountant and Controller. Mr. Channer holds an active CFP®, AEP® (Accredited Estate Planner), and a CPA license in Colorado.  He received his BS from Metropolitan State College of Denver.  Mr. Channer serves as Chair of the Company’s Board Audit Committee.

COMMITTEES OF THE BOARD OF DIRECTORS

We are managed under the direction of our board of directors.  The Company’s board has established two committees: Audit and the Nominating, Compensation, Corporate Governance.

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act requires our Officers and Directors, and persons who own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership with the SEC.  Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.  Based solely on our review of copies of such reports received, and representations from certain reporting persons, we believe that, during the fiscal year ended December 31, 2010, all of the Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were filed in compliance with all applicable requirements.

Two Rivers Water Company 2010 Annual Report - 10K

ITEM 11.  EXECUTIVE COMPENSATION

The following table sets forth certain information concerning compensation paid by the Company to the President and the Company’s two most highly compensated executive officers for the fiscal year ended December 31, 2010, 2009 and 2008 (the "Named Executive Officers"):

SUMMARY EXECUTIVE COMPENSATION TABLE

Name & Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) (10)	Option Awards ($)	Non-equity incentive plan comp ($)	Non-qualified deferred comp earnings ($)	All other comp ($)	Total ($)

John McKowen, CEO, Chairman	2010(1)	223,158	0	0	0	0	0	14,738	237,896
	2009(2)	241,484	27,500	0	0	0	0	7,476	276,460
	2008(3)	270,833	0	0	0	0	0	45,779	316,612

Wayne Harding, CFO & Secretary	2010(4)	97,750	1,833	0	0	0	0	14,880	114,463
	2009(5)	95,423	6,250	0	0	0	0	23,069	124,742
	2008(6)	0	0	0	140,330	0	0	0	140,330

Gary Barber, COO & Pres	2010(7)	0	0	0	0	0	0	32,000	32,000

John Stroh, President	2010(8)	45,260	1,125	0	0	0	0	58,437	104,822
	2009(9)	0	0	0	0	0	0	63,192	63,192

(1)	Other Compensation is the payment of the health insurance benefit by the Company ($5,757) and auto allowance ($8,981).
(2)	Other Compensation is the payment of the health insurance benefit by the Company ($7,476).
(3)	Other Compensation is the payment of the health insurance benefit by the Company ($11,765); auto allowance ($13,014), and office reimbursement ($21,000).
(4)	Other Compensation is the payment of the health insurance benefit by the Company.
(5)
Salary and bonus is the amount for the entire year ending December 31, 2009.  Mr. Harding did not become an officer of the Company until September 2009 and did not become a director of the Company until November 2009. Other Compensation is the payment of dental and health insurance benefit ($23,069).

(6)
Mr. Harding’s options were granted on July 28, 2008.  A black-scholes computation indicated $140,330 value upon grant.  At the time of grant, Mr. Harding was not an officer or director of the Company.   Mr. Harding became the CFO and Secretary of the Company in September, 2009.

(7)	Mr. Barber was paid as a contract employee during 2010.
(8)	Mr. Stroh’s Other Compensation is the payment of contract pay of $54,666 and health insurance benefit payment by the Company of $3,771.
(9)
Mr. Stroh became the President of TRWC, Inc. in August, 2009.  He is paid via a contract labor agreement.  In 2009, Mr. Stroh was paid $61,840 in contract labor and $1,352 in health and dental insurance premiums.

(10)	Stock award compensation is based on Restricted Stock Units granted and vested during the year. No RSUs vested in 2010.

Two Rivers Water Company 2010 Annual Report - 10K

Employment Agreements

The Company’s Board has a separate compensation committee; which determines the compensation for the Company’s officers and directors.  Members of the committee are Gary Barber (Chair), Dennis Channer and Brad Walker.

All in-place employment agreements provides for accelerated option vesting.  Change in control is defined as the sale or other disposition to a person, entity or group of 50% or more of the consolidated assets of the Company taken as a whole.

On September 9, 2004, (and amended on June 15, 2005 and December 16, 2010) the Company entered into an employment agreement with John McKowen, as President and CEO.  The initial term of the contract was two years, which renews automatically for successive one year terms unless and until either party delivers notice of termination within  30 days of the expiration of the then current term.

On November 1, 2008, (and amended on December 16, 2010) the Company entered into an employment agreement with Wayne Harding.  The initial term of the contract was one year, which renews automatically for successive one year terms unless and until either party delivers notice of termination within 30 days of the expiration of the then current term.

On December 16, 2010 the Company entered into an employment agreement with Gary Barber.  The initial term of the contract is one year, which renews automatically for successive one year terms unless and until either party delivers notice of termination within 30 days of the expiration of the then current term.

During the year ended December 31 2010, no changes in Mr. McKowen’s pay were made.  Effective January 1, 2011, Mr. McKowen’s pay is reduced to $180,000 per year, Mr. Barber’s pay is $120,000 per year and Mr. Harding’s pay is $120,000 per year.

Besides compensation levels, Mr. McKowen’s, Mr. Barber’s and Mr. Harding’s employment agreement terms are similar.  Each has a one year term, automatically renewing unless notification of termination is delivered within 30 days of the term expiration, and the Board determines annual incentive compensation at the Board’s sole discretion.  If there is a change of control, each is entitled to an accelerated option/RSU vesting.

Two Rivers Water Company 2010 Annual Report - 10K

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

The following table sets forth certain information concerning outstanding option awards held by the President and our most highly compensated executive officers for the fiscal year ended December 31, 2010 to the "Named Executive Officers":

	No. of securities underlying exercised options (#)	No. of securities underly-ing unexer-cised options (#)	Equity incentive plan awards: No. of securities underly-ing unexer-cised unearned options (#)	Option exercise price ($)	Option expir-ation date	No. of shares or units of stock that have not vested (#)	Market Value of shares or units of stock that have not vested ($)	Equity incentive plan awards: no. of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards; Market or payout value of unearned shares, units or other rights that have not vested ($)
John McKowen, CEO	0	0	0	N/A	N/A	0	0	0	0
Gary Barber, President	0	0	0	N/A	N/A	0	0	0	0
Wayne Harding, CFO	0	0	0	N/A	N/A	0	0	0	0

During the year ended December 31 2010, the following stock option equity awards were converted to Restrictive Stock Units:
John McKowen:  1,480,948 shares
Wayne Harding:  200,000 shares

The following table sets forth certain information concerning outstanding option awards held by the President and our most highly compensated executive officers for the fiscal year ended December 31, 2010 to the "Named Executive Officers":

Name	Grant Date	Estimated future payouts under non-equity incentive plan awards			Estimated future payments under equity incentive plan awards			All other stock awards: No. of shares of stock or units (#)	All other option awards: Number of securities underlying options (#)	Exercise or base price of option awards ($/Sh)	Grant date fair value of stock and option awards ($)
		Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
John McKowen	Oct 2010	N/A	N/A	N/A	1,480,947	2,480,947	2,480,947	0	0	N/A	4,561,000
Gary Barber	Oct 2010	N/A	N/A	N/A	0	1,000,000	1,000,000	0	0	N/A	1,701,000
Wayne Harding	Oct 2010	N/A	N/A	N/A	200,000	700,000	700,000	0	0	N/A	1,292,000

Two Rivers Water Company 2010 Annual Report - 10K

DIRECTOR COMPENSATION
The following table sets forth certain information concerning compensation paid to our directors for services as directors, but not including compensation for services as officers reported in the "Summary Executives Compensation Table” during the year ended December 31, 2010:

Name	Fees earned or paid in cash ($)	Stock awards ($) (6)	Option Awards ($)	Non-equity incentive plan compen- sation ($)	Non- Qualified Deferred compen- sation earnings ($)	All other compen-sation ($)	Total ($)
John McKowen (1)	0	0	0	0	0	0	0
Gary Barber (2)	500	9,333	0	0	0	0	9,833
John Stroh II (3)	0	0	0	0	0	0	0
Bradley Walker	500	9,333	0	0	0	0	9,833
Dennis Channer	500	9,333	0	0	0	0	9,833
Wayne Harding (4)	0	0	0	0	0	0	0
Jolee Henry (7)	8,204	0	0	0	0	0	8,204
Fred Jones(5)	0	0	0	0	0	0	0

(1)	During the year ended December 31, 2010, Mr. McKowen received compensation as set forth in the Executive Compensation Table.
(2)	During the year ended December 31, 2010, Mr. Barber received compensation as set forth in the Executive Compensation Table.
(3)	During the year ended December 31, 2010, Mr. Stroh received compensation as set forth in the Executive Compensation Table.
(4)	During the year ended December 31, 2010, Mr. Harding received compensation as set forth in the Executive Compensation Table. Mr. Harding did not stand for board reelection.
(5)	During the year ended December 31, 2009, Mr. Jones received contract labor compensation for services rendered outside of his board function of $34,800. Mr. Jones resigned in 2010.
(6)	Stock awards are granted the calendar quarter following the calendar quarter of service.
(7)	Jolee Henry did not stand for board re-election at the October 2010 annual meeting. Therefore, effective October 2010, Ms. Henry is no longer a Company’s board member.

Each outside director receives $1,000 and 5,000 shares of the Company’s stock per calendar quarter and $500 per meeting in person along with reimbursement of reasonable travel costs.  These payments include services for the Board Committees.

LONG TERM COMPENSATION PLANS AND STOCK OPTIONS

The board of directors has adopted a Management Incentive Plan that contemplates the issuance of options as well as cash bonuses to certain executive officers and key employees of the Company.  The incentive plan is administered by the Company's board of directors under guidance from the Company’s Compensation Committee.  It is contemplated that cash bonuses, RSUs and options will be granted following the successful closing equity or debt funding and successful acquisitions by the Company.  The amount of the grants will be based on the value of the transaction and participants are designated by the Company's board of directors upon recommendation by the Chief Executive Officer.  There have not been any stock options granted under this incentive plan.

Two Rivers Water Company 2010 Annual Report - 10K

Stock Option Plan

On May 6, 2005, the Company's board of directors adopted the Two Rivers 2005 Stock Option Plan pursuant to which the board may grant options to purchase a maximum of 5,000,000 shares of Two Rivers common stock to key employees, directors and consultants.  As of December 31, 2010, options to purchase an aggregate of 1,745,562 shares of common stock were issued and outstanding consisting of options to purchase 1,475,562 shares of common stock at an exercise price of $1.25 per share and options to purchase an aggregate of 270,000 shares of common stock at an exercise price of $2.00 per share.  The option plan only provides for the grant of nonqualified stock options.

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

Audit Committee

In 2010 the Company established a separate Audit Committee.   The Chair of the Audit Committee is Dennis Channer.  Mr. Gary Barber and Mr. Brad Walker are the other board members serving on the Audit Committee.

Compensation, Governance & Nominating Committee

In 2010 the Company established a separate Compensation, Governance & Nominating Committee.   The Chair of this Committee is Gary Barber.  Mr. Dennis Channer and Mr. Brad Walker are the other board members serving on this Committee.

Code of Ethics

The Company has adopted a Code of Conduct for the Board and the salaried employees.

Two Rivers Water Company 2010 Annual Report - 10K

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of outstanding shares of the Company's common stock as of December 31, 2010 on a fully diluted basis, by (a) each person known by the Company to own beneficially 5% or more of the outstanding shares of common stock, (b) the Company's directors,  Chief Executive Officer and executive officers whose total compensation exceeded $100,000 for the last fiscal year, and (c) all directors and executive officers of the Company as a group.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class (1)
Common Shares	John McKowen (2) 2000 S Colorado Blvd Annex Bldg Ste 420 Denver CO 80222	2,545,528	11.28%
Common Shares	Wayne Harding (3) 2000 S Colorado Blvd Annex Bldg Ste 420 Denver CO 80222	107,089	0.47%
Common Shares	Gary Barber (4) 2000 S Colorado Blvd. Annex Bldg. Ste 420 Denver CO 80222	5,000	0.02%
Common Shares	John Stroh II (5) 2000 S Colorado Blvd. Annex Bldg. Ste 420 Denver CO 80222	1,001,430	4.44%
Common Shares	Dennis Channer (6) 2000 S Colorado Blvd. Annex Bldg. Ste 420 Denver CO 80222	5,000	0.02%
Common Shares	Brad Walker (7) 2000 S Colorado Blvd. Annex Bldg. Ste 420 Denver CO 80222	5,000	0.02%
Total for all Directors and Executive Officers as a Group		3,669,047	16.26%

Two Rivers Water Company 2010 Annual Report - 10K

(1)
Applicable percentage ownership is based on 19,782,916 shares of common stock issued and outstanding as of December 31, 2010.  Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock that are currently exercisable or exercisable within 60 days of December 31, 2010 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.  For the purpose of the Officers and Directors ownership computation, there are 19,782,916 common shares outstanding; 1,725,562 options, 894,044 RSUs and 150,000 warrants, for a total dilution pool of 22,567,522 which is used as the denominator is the Percent of Class calculation.

(2)
Mr. McKowen holds, directly, 1,805,054 shares of the Company’s common stock.  He holds RSUs exercisable for 2,480,948 shares of the Company’s common stock, of which 740,474 are considered for the beneficial ownership calculation.

(3)	Mr. Harding directly holds 7,089 shares of the Company’s common stock. He holds RSUs exercisable for 700,000, of which 100,000 shares are considered for the beneficial ownership calculation.
(4)	Mr. Barber directly owns no shares of the Company’s common stock. He is granted 5,000 shares of the Company in January 2011 for board service in 2010.
(5)
Mr. Stroh directly holds 896,787 shares of the Company’s common stock.  He also owns 99,643 shares that are being held in escrow due to the terms of the TRB merger.  He is granted 5,000 shares of the Company in January 2011 for board service in 2010.

(6)	Mr. Channer directly owns no shares of the Company’s common stock. He is granted 5,000 shares of the Company in January 2011 for board service in 2010.
(7)	Mr. Walker directly owns no shares of the Company’s common stock. He is granted 5,000 shares of the Company in January 2011 for board service in 2010.

ITEM  13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Intercompany Transactions

Starting in July 2007, Two Rivers began lending money to Northsight to enable Northsight to make short term, mortgage backed loans to borrowers who are purchasing deeply discounted or foreclosed residential real estate in Arizona and Colorado.

In June, 2008, Two Rivers became the direct funding source for the short term, mortgage backed loans with Northsight acting as the mortgage originator.  Therefore, Northsight transferred the loans outstanding back to Two Rivers in exchange for the cancellation of the intercompany note.  As of December 31, 2010, Two Rivers had $227,000 in short term bridge loans outstanding, which is net of an allowance for uncollectable loans of $144,000.

Officer and Directors Transactions

During the year ended December 31, 2010, the Company paid Mr. McKowen, the CEO and Chairman of the Company, total compensation of $237,896 which consists of salary of $223,158 and health and dental insurance benefit of $14,738.  Mr. McKowen had 1,480,948 options that were transferred to RSUs and a grant of an additional 1,000,000 RSUs.  The entire fair value of the RSUs is $4,562,000 and is expensed over vesting period and recognized as income to recipient in the year of vesting.

During the year ended December 31, 2010, the Company paid Mr. Harding, the CFO of the Company, a total compensation of $114,463, which consists of salary of $97,750, a bonus of $1,833, and health and dental insurance benefit of $14,880.  Mr. Harding had 200,000 options that were transferred to RSUs and a grant of an additional 500,000 RSUs.  The entire fair value of the RSUs is $1,292,000 and is expensed over vesting period and recognized as income to recipient in the year of vesting.

Two Rivers Water Company 2010 Annual Report - 10K

During the year ended December 31, 2010, the Company paid Mr. Barber, the COO of the Company, a total compensation of $32,000, which consists solely of contract payments.  Mr. Barber was also granted 1,000,000 RSUs. The entire fair value of the RSUs is $1,701,000 and is expensed over vesting period and recognized as income to recipient in the year of vesting.

Mr. Stroh II is also a managing member of TRB.

On August 17, 2009, Two Rivers through its wholly owned subsidiary TRWC and TRB, formed HCIC, a joint venture.  Under the terms of the Joint Venture agreements, the Company, at the Company’s sole discretion, can contribute up to $2,850,000 in cash.  TRB contributed purchased options in the Mutual Ditch with a fair value of $2,850,000. Under certain conditions, TRB members can exchange their membership units in TRB for common shares in Two Rivers.   In September 2010, the Company exchanged 7,500,000 of its common shares for 100% of TRB’s interest in HCIC.  After this exchange, the Company owns 100% of HCIC.

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

The following table represents aggregate fees billed to the Company during the year ended December 31, 2010 and 2009 by Schumacher.

	Year Ended December 31,
	2010	2009
Audit Fees	$63,885	$69,900

Audit-related Fees	0	0

Tax Fees	0	0

All Other Fees	0	0

Total Fees	$63,885	$69,900

The Company uses a different CPA/Attorney firm for the preparation of income tax reporting.

Two Rivers Water Company 2010 Annual Report - 10K

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following is a complete list of exhibits filed as part of this Form 10K. Exhibit number corresponds to the numbers in the Exhibit table of Item 601 of Regulation S-K.

Number	Description

21.1	List of Subsidiaries of Two Rivers Water Company	Filed Herewith
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act	Filed Herewith
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act	Filed Herewith
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act	Filed Herewith
32.2	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act	Filed Herewith
99.1	Board of Director Code of Conduct	Filed Herewith
99.2	Audit Committee Charter	Filed Herewith
99.3	Governance, Compensation and Nominating Committee Charter	Filed Herewith

Two Rivers Water Company 2010 Annual Report - 10K

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 29, 2011	Two Rivers Water Company

By:	/s/John McKowen
John McKowen, Chief Executive Officer and Chairman of the Board

By:	/s/ Wayne Harding
Wayne Harding, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: March 29, 2011	Two Rivers Water Company

/s/John McKowen
John McKowen, President, Chief Executive Officer and Chairman of the Board

/s/Wayne Harding
Wayne Harding, Chief Financial Officer and Director

/s/ Gary Barber
Gary Barber, President, Chief Operations Officer, Director
/s/ John Stroh II
John Stroh II, Director

/s/ Brad Walker
Brad Walker, Director

/s/Dennis Channer
Dennis Channer, Director

Two Rivers Water Company 2010 Annual Report - 10K

TWO RIVERS WATER COMPANY AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Two Rivers Water Company and Consolidated Subsidiaries

We have audited the accompanying consolidated balance sheets of Two Rivers Water Company and Consolidated Subsidiaries, as of December 31, 2010 and 2009, and the related consolidated Statements of Operations, Stockholders' Equity, and Cash Flows for the years ended December 31, 2010 and 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Two Rivers Water Company and Consolidated Subsidiaries as of December 31, 2010 and 2009, and the results of its consolidated operations and cash flows for the years ended December 31, 2010 and 2009, in conformity with accounting principles generally accepted in the United States of America.

SCHUMACHER & ASSOCIATES, INC.

Denver, Colorado
March 29, 2011

Two Rivers Water Company 2010 Annual Report - 10K

TWO RIVERS WATER COMPANY AND SUBSIDIARIES
Consolidated Balance Sheets (In Thousands)

ASSETS:	December 31, 2010	December 31, 2009
Current Assets:
Cash and cash equivalents	$645	$616
Note receivable - Aegis/Grizzle (Notes 2, 3)	-	295
Accrued interest receivable	3	4
Advances and accounts receivable	38	1
Income taxes receivable (Notes 2, 8)	-	489
Deposits	-	202
Prepaid expenses	13	16
Assets held for sale	-	134
Total Current Assets	699	1,757
Property, equipment and software, net (Note 2)	156	94
Other Assets
Investment in Boston Property all units sold as of Dec 31,2010,	-	2,073
net of impairment of $889 on December 31, 2009 (Note 2, 4)
Land (Notes 2, 4)	1,279	991
Water rights and infrastructure (Notes 2, 4)	24,216	2,267
Options on real estate and water shares (Notes 2, 4)	100	2,586
Dam Construction (Note 4)	489	163
Assets held for sale (Notes 2, 4)	259	1,274
Total Other Assets	26,343	9,354
TOTAL ASSETS	$27,198	$11,205

LIABILITIES & STOCKHOLDERS' EQUITY:
Current Liabilities:
Accounts payable	$463	$281
Short term borrowings (Note 5)	-	950
Deposits held	-	30
Accrued liabilities	114	5
Total Current Liabilities	577	1,266
Notes Payable - Long Term (Note 5)	9,128	2,175
Total Liabilities	9,705	3,441
Commitments and Contingencies (Notes 1, 2, 3, 4, 5, 7, 8, 9, 10, 11, 12, 13)
Stockholders' Equity:
Common stock, $0.001 par value, 100,000,000 shares	20	9
authorized, 19,782,916 and 9,214,583 shares issued
and outstanding at Dec 30, 2010 and Dec 31, 2009, respectively
Additional paid-in capital	28,949	9,200
Accumulated (deficit)	(13,587)	(4,120)
Total Two Rivers Water Company Shareholders' Equity	15,382	5,089
Noncontrolling interest in subsidiary (Note 2)	2,111	2,675
Total Stockholders' Equity	17,493	7,764
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$27,198	$11,205

The accompanying notes to consolidated financial statements are an integral part of these statements.

Two Rivers Water Company 2010 Annual Report - 10K

TWO RIVERS WATER COMPANY AND SUBSIDIARIES
Consolidated Statements of Operations  (In Thousands)

	Year Ended
	31-Dec-10	31-Dec-09

Revenue
Farm Revenue	$153	$-
Water Revenue	15	-
Member assessments	25	-
Other Income	3	11
Total Revenue	196	11
Direct cost of revenue	285	-
Gross Profit	(89)	11

Operating Expenses:
General and administrative	2,653	2,055
Stock based compensation	4,841	118
Depreciation and amortization	24	7
Total operating expenses	7,518	2,180
(Loss) from operations	(7,607)	(2,169)

Other income (expense)
Gain (loss) on sale of investments	40	33
Interest income	1	42
Interest (expense)	(745)	(54)
Warrant (expense)	(218)
Other income (expense)	13	-
Total other income (expense)	(909)	21
Net (Loss) from continuing operations before taxes	(8,516)	(2,148)

Income tax benefit (Note 8)	-	314
Net (Loss) from continuing operations	(8,516)	(1,834)

Discontinued Operations (Note 9)
Loss from operations of discontinued real estate and mortgage business	(946)	(1,427)
Income tax benefit	-	161
(Loss) on discontinued operations	(946)	(1,266)

Net (Loss)	(9,462)	(3,100)

Net loss (income) attributable to the noncontrolling interest (Note 2)	(4)	175

Net (Loss) attributable to Two Rivers Water Company	$(9,466)	$(2,925)

(Loss) Per Share - Basic:
(Loss) from continuing operations	(0.60)	(0.20)
(Loss) from discontinued operations	(0.07)	(0.13)
Total	(0.67)	(0.33)

Weighted Average Shares Outstanding:
Basic	14,148	8,959

The accompanying notes to consolidated financial statements are an integral part of these statements.

Two Rivers Water Company 2010 Annual Report - 10K

TWO RIVERS WATER COMPANY AND SUBSIDIARIES
Consolidated Statements of Cash Flows (In Thousands)
	For the year ended December 31,
	2010	2009
Cash Flows from Operating Activities:
Net (Loss)	$(9,462)	$(3,100)
Adjustments to reconcile net income or (loss) to net cash used in operating activities:
Depreciation (including discontinued operations)	58	67
Increase in bad debt allowance on note receivables	51	23
Legendary Investment sale and write off	14
Increase in reserves and impairments (discontinued operations)	448	784
Recapture of impairments from REOs sold	-	(708)
Loss from REOs sold (discontinued operations)	83	250
(Gain) Loss on sale of investments and assets held	45	(33)
Beneficial Conversion	325	-
Loss on sale of Boston property (discontinued operations)	110	-
Stock for services	298	-
Stock based compensation and warrant extension	5,059	118
Changes in operating assets and liabilities:
Decrease (increase) in deposits, prepaid expenses and other assets	-	(197)
Decrease in mortgage loans receivable (See Supplemental Information below)	-	1,246
Decrease (increase) in income tax receivable	489	(489)
Increase (decrease) in accrued interest and expenses	(36)	83
Increase in accounts payable	182	122
Increase (Decrease) in accrued liabilities and other	131	(88)
Net Cash (Used in) Operating Activities	(2,205)	(1,922)

Cash Flows from Investing Activities:
Investments (increased)/decreased
Boston real estate and other residential real estate	(381)	(289)
Proceeds from Boston real estate	1,925	-
Marketable securities purchased	-	(124,357)
Proceeds from marketable securities sold	-	124,533
Proceeds from REO properties sold	863	2,710
Proceeds from asset held for sale	176	-
Decrease in note receivable	-	155
Purchase of property, equipment and software	(131)	(17)
Proceeds from fixed assets sold	19	-
Purchase of real estate option	(100)	-
Purchase of land, water shares, infrastructure	(8,012)	(2,711)
Dam construction	(326)	(163)
Other assets	3	3
Net Cash Provided by/(Used in) Investing Activities	(5,964)	(136)

Cash Flows from Financing Activities:
Increase in long term borrowings	6,951	2,175
Paydown of real estate loans	(950)	(441)
Private placement - net of offering costs	2,202	150
Option exercise	-	10
Retirement of Common Stock	(5)	(94)
Net Cash Provided by Financing Activities	8,198	1,800
Net (Decrease) in Cash & Cash Equivalents	29	(258)
Beginning Cash & Cash Equivalents	616	874
Ending Cash & Cash Equivalents	$645	$616
Continued on next page

Two Rivers Water Company 2010 Annual Report - 10K

Continued from previous page

Supplemental Disclosure of Cash Flow Information
Non cash settlement on short term mortgages and transfers	$-	$3,864
Non cash retirement/disposal of fixed assets	$-	$(77)
Non-controlling interest	$4	$2,850
Cash paid for Interest	$526	$107
Cash received from Income tax refunds	$501	$75
Common stock issued for land and water share purchase	$500	$-
Conversion of note receivable for loan on land	$295	$-
Increase in note receivable from sale of Legendary Investment	$9	$-
Increase of Additional Paid In Capital due to stock options issued	$-	$10
Stock issued for non-controlling interest in HCIC	$11,379	$-
Recovery of BPZ shares	$-	$143
Related party note receivable exchanged for property	$-	$160

The accompanying notes to consolidated financial statements are an integral part of these statements

Two Rivers Water Company 2010 Annual Report - 10K

TWO RIVERS WATER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Years Ended December 31, 2010 and 2009   (In thousands)

				Accumulated Other Comprehen-sive Income
	Voting Common Stock		Additional Paid In Capital		Non-Controlling Interest		Stock-holders' Equity
						Accumulated (Deficit)
	Shares	Amount

Balances, December 31, 2008	9,019	$9	8,873	$-	$-	$(1,195)	$7,687

Net (Loss)	-	-	-	-	(175)	(2,925)	(3,100)
Stock-based compensation expense	-	-	118	-	-	-	118
Retirement of Stock - open market purchases	(155)	-	(94)	-	-	-	(94)
Stock purchased through private placement	150	-	150	-	-	-	150
Options exercised	200	-	10	-	-	-	10
Recovered BPZ stock	-	-	143	-	-	-	143
Non-controlling interest in a subsidiary	-	-	-	-	2,850	-	2,850
Balances, December 31, 2009	9,214	9	9,200	-	2,675	(4,120)	7,764

Net Income (Loss)	-	-	-	-	4	(9,467)	(9,463)
Stock-based compensation expense	-	-	4,841	-	-	-	4,841
Warrant extension expense	-	-	218	-	-	-	218
Stock issued in exchange for land and water shares and contract labor	723	1	798	-	-	-	799
Stock purchased through private placement	2,400	3	2,398	-	-	-	2,401
Direct cost of private placement	-	-	(196)	-	-	-	(196)
Stock issued in merger with TRB	7,500	7	11,371	-	(568)	-	10,810
Beneficial conversion	-	-	325	-	-	-	325
Retirement of Stock - open market purchases	(55)	-	(6)	-	-	-	(6)
Balances, December 31, 2010	19,782	$20	$28,949	$-	$2,111	$(13,587)	$17,493

The accompanying notes to consolidated financial statements are an integral part of these statements.

Two Rivers Water Company 2010 Annual Report - 10K

TWO RIVERS WATER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2010 and 2009

NOTE 1 - ORGANIZATION
The following is a summary of some of the information contained in this document.  Unless the context requires otherwise, references in this document to “Two Rivers Water Company,” “Two Rivers,” or the “Company” is to Two Rivers Water Company and its subsidiaries.

Two Rivers was incorporated in December 2002 in the state of Colorado.  The Company was formerly known as Navidec Financial Services, Inc. until it changed its name on November 19, 2009 to Two Rivers Water Company.  The Company’s operations are centered in Colorado.

Two Rivers currently operates farming operations along with a water acquisition, development and distribution business in southern Colorado.

On August 17, 2009, HCIC Holdings, LLC (“HCIC”), a Colorado limited liability company, was formed to acquire and operate a water business consisting of ownership of water rights, storage of water and distribution of water (the “Water Business”).  Upon formation, Two Rivers owned 50% of HCIC and a non-related group owned the other 50%.  On September 14, 2010, Two Rivers purchased the 50% interest of the non-related group; therefore, Two Rivers now owns 100% of HCIC, through its 100% owned subsidiary, TRWC, Inc.

On January 5, 2010 the Board of Directors of the Company (the “Board”) authorized to offer the Company’s restricted common stock at $1.00/share.  The maximum offering was 5,000,000 shares, with no minimum.  This offering was closed on August 31, 2010 and sold 2,900,000 shares, raised $2,400,000 and issued 500,000 shares as a partial payment for land and water shares.

On March 17, 2010, Two Rivers formed Two Rivers Farms, LLC (“Farms”) to acquire and operate agriculture land either as a sole operator or in joint venture with other individuals and companies (the “Farming Business”).  Two Rivers is Farms’ sole member and owner.  Two Rivers intends to hold whatever ownership interest it has in the Farming Business through Farms.  Further, Two Rivers intends to expand the Farming Business through one or more entities holding farming and water assets with Farms being the operator.

On January 21, 2011, the Company formed Two Rivers Farms F-1, LLC to dedicate 500 acres of farmland and associated water rights to grow feed corn beginning with the 2011 growing season.  In February, 2011, the Company raised $2,000,000 through a convertible debt offering in order to fund the transfer of farming land, Mutual Ditch Company water shares, irrigation, land preparation and farming equipment for the 500 acres.

On March 17, 2010, the Company formed Two Rivers Energy, LLC (“Energy”), a Colorado limited liability company, to potentially produce alternative energy on land owned by the Company, or the Company’s subsidiaries.  Two Rivers is Energy’s sole member and owner.  Two Rivers intends to hold whatever ownership interest it has in energy related business within Two Rivers Energy, LLC.

On June 30, 2010, the Company sold its 100% interest in Legendary Investment Group, LLC (“Legendary”) to its acting broker, a previous employee of Legendary, for a sales price of $9,000 plus the buyer assuming the office lease.

Two Rivers Water Company 2010 Annual Report - 10K

On July 13, 2010, the Company formed Two Rivers Water, LLC, (“Water”) a Colorado limited liability company, to secure additional water rights, rehabilitate water storage structures and to develop one or more special water districts.

Two Rivers has purchased the available outstanding shares of Huerfano-Cucharas Irrigation Company; a Colorado Mutual Ditch Company (the “Mutual Ditch Company”) located in Huerfano and Pueblo counties in the State of Colorado and additional land, which would assist in perfecting water rights and provide additional water resources.  As of December 31, 2010, HCIC had a 91% ownership in the Mutual Ditch Company.

The Mutual Ditch Company owns a large privately held, on-stream reservoir of 41,200 acre feet capacity with associated direct flow and storage rights and a mutual ditch water distribution system that holds easement rights into the Arkansas River.  The Mutual Ditch Company also owns additional, smaller water storage facilities.

The Company, through its 100% owned subsidiary Farms operates farms in Pueblo County, Colorado primarily growing U.S. No. 2 yellow corn which is used for animal feed.  The land being farmed is owned by a 100% subsidiary, Two Rivers Farms F-1, LLC (“F-1”).  F-1 has entered into a farming lease (“Farm Lease”) with Farms.  The Farm Lease shall be for a three year growing season, commencing in 2011 and ending in 2013.  The Farm Lease calls for Farms to pay F-1 an annual lease payment of $200 per acre plus an additional 33 1/3% of the gross profits from each annual grain crop.  Gross profits are defined as gross revenue less normal operating expenses, but also include an adjustment for depreciation in favor of Farms on all machinery and equipment including irrigation equipment owned by F-1.  The annual lease payment is due on February 1st of each year and begins on February 1, 2012.

As the Company expands its Farming Business, water rights are also acquired.  These water rights are first deployed for the Farming Business.  Excess water rights may be acquired and will be used as the market demands.  As part of acquiring water rights, the Company is in the process of purchasing additional water rights and additional land which would assist in perfecting water rights and provide additional water resources.

Two Rivers Water Company 2010 Annual Report - 10K

SUBSIDIARIES

Two Rivers is the parent company and owns 100% of TRWC, Inc., Two Rivers Farms LLC, Two Rivers Energy LLC and Two Rivers Water LLC.   TRWC, Inc. owns 100% of HCIC Holdings, LLC (“HCIC”).  HCIC owns 91% of the Mutual Ditch Company as of December 31, 2010.  Two Rivers owns 98% of Northsight, Inc.   Northsight owns 100% of Southie Developments and Legendary Investment Group.

TRWC, INC. (formerly Two Rivers Water Company)

On July 28, 2009, the Company formed Two Rivers Water Company, a Colorado corporation.  On November 19, 2009, with the shareholder approval, the Company changed its parent name from Navidec Financial Services, Inc. to Two Rivers Water Company.  Simultaneously the Company changed the original Two Rivers Water Company’s name to TRWC, Inc. (“TRWC”).

HCIC HOLDINGS, LLC

Two Rivers currently operates a water acquisition, development and distribution business in Huerfano County, Colorado through its subsidiary HCIC.  At December 31, 2010 Two Rivers owned 100% of HCIC and at December 31, 2009 owned 50% of HCIC.    At December 31, 2010 and 2009 HCIC had a 91% and 18% ownership, respectively, in the Mutual Ditch Company.

On August 17, 2009, Two Rivers, through its wholly owned subsidiary TRWC, and Two Rivers Basin, a Colorado limited liability company (“TRB”), formed HCIC, a joint venture.

Due to the Company being the sole contributor of operational cash, without which HCIC would be unable to operate, the Company treated its investment in HCIC as a Variable Interest Entity (“VIE”) at December 31, 2009 and under US GAAP consolidated HCIC.

Two Rivers Water Company 2010 Annual Report - 10K

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

On September 14, 2010, TRWC obtained 100% ownership of HCIC.  The owners of TRB were issued 7,500,000 shares of the Company’s common stock in exchange for 100% of their ownership in HCIC.  This transaction was booked at fair value of $10,810,000 and substantiated by an independent third party appraisal as of March 2, 2010 and updated as of September 30, 2010.

At March 31, 2010, HCIC owned 71% ownership in the Mutual Ditch Company.  Since the Company consolidated HCIC, the Mutual Ditch Company was also consolidated in the Company’s financials.   After a majority share of the Mutual Ditch Company was acquired, the Company ordered an appraisal of the Ditch Company.

On October 29, 2010, the Company received a formal appraisal of the Mutual Ditch Company as follows:

As of March 2, 2010 (the date HCIC acquired majority interest in the Mutual Ditch Company)	$24,196,000
As of September 30, 2010	$26,217,000

The appraisal was performed by a professional engineering firm, an unrelated entity to the Company.   The lead appraiser is a senior principal consultant with the engineering firm and is a Professional Engineer and a Certified General Appraiser in Colorado and Arizona.  The appraisal covered all of the assets owned by the Mutual Ditch Company using a highest and best use as agriculture.   The appraisal approach to value used the sales comparison, cost and income approach.

Upon receiving the appraisal, the Company adjusted its unaudited March 31, 2010, June 30, 2010 and September 30, 2010 balance sheets to reflect the fair value of the Mutual Ditch Company at $24,196,000.   As of December 31, 2010, the Company owned 91% of the Mutual Ditch Company; therefore, 9% of the $24,196,000 valuation, or $2,178,000, is recognized in equity as the non-controlling interest in a subsidiary, less previous loss and negative member equity of $71,000 and its share of income of $4,000, for a total non-controlling interest in subsidiary of $2,111,000.

HUERFANO-CUCHARAS IRRIGATION COMPANY

Huerfano-Cucharas Irrigation Company (“Mutual Ditch Company”); a Colorado Mutual Ditch Company is located in Huerfano and Pueblo counties in the State of Colorado.  The Mutual Ditch Company owns water rights, water storage and distribution systems in Huerfano and Pueblo counties.  As of December 31, 2010, HCIC owned 91% Mutual Ditch Company.

Two Rivers Water Company 2010 Annual Report - 10K

TWO RIVERS FARMS, LLC

The Company formed Two Rivers Farms, LLC (“Farms”) to reintroduce agriculture activity in Huerfano and Pueblo counties in Colorado.  With the planned re-construction of the main reservoir (the Cucharas Reservoir) owned by the Mutual Ditch Company, Farms plans to lease water from the Mutual Ditch Company to produce agriculture crops.

Two Rivers intends to hold whatever ownership interest it has in the Farming Business within Two Rivers Farms, LLC and the wholly owned subsidiaries of Farms.

During the 2010 growing season, approximately 400 acres of land were farmed. The crops were wheat and feed corn.  During the 2011 season, Farms plans to cultivate 500 acres of land with feed corn as the crop.  The farming will be through a farming lease with Two Rivers Farms F-1, LLC.

TWO RIVERS FARMS F-1, LLC

On January 21, 2011 the Company formed Two Rivers Farms F-1, LLC (“F-1” and previously named Two Rivers Farms T-1, LLC) to hold certain farming assets and as an entity to acquire debt for the Company’s expansion of the Farm Business.   F-1 leases the farm land and farming assets back to Farms as the operator of framing activities.

TWO RIVERS WATER, LLC

The Company formed Two Rivers Water, LLC to secure additional water rights, rehabilitate water storage structures and to develop one or more special water districts.

TWO RIVERS ENERGY, LLC

The Company formed Two Rivers Energy, LLC to focus on the production of alternative energy.  Except for a bank account balance of $1,000, as of December 31, 2010, there are no assets being held in Energy.  Two Rivers intends to hold whatever ownership interest it has in the Energy Business within Two Rivers Energy, LLC.

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

Two Rivers Water Company 2010 Annual Report - 10K

NORTHSIGHT, INC. (formerly Navidec Mortgage Holdings, Inc.) – Discontinued Operations

In early 2009 Northsight discontinued its short term bridge lending in an effort to reduce its exposure to credit risk.  No new loans have been granted since early 2009.  As of December 31, 2010 and December 31, 2009, Two Rivers had $227,000 (net of an allowance for impairment of $144,000) in long term bridge loans outstanding.

SOUTHIE DEVELOPMENTS, LLC – Discontinued Operations

Two Rivers formed a Colorado limited liability company, Southie Developments, LLC, (“Southie”) on January 31, 2008, as its sole and managing member.  Southie was organized to develop residential real estate for resale and to own and manage residential real estate acquired via foreclosure of real estate loans owned by Two Rivers.  Once a real estate loan defaults and Two Rivers obtains title to the collateral, Two Rivers transfers the property to Southie for development and management.  As part of the management and development of the properties transferred to it, Southie honored any existing residential leases and in some cases did expend monies for rehabilitation of the property with the expectation of selling the property in a short time period, usually less than one year.  However, if Southie deemed the property to be a good longer term investment, they might hold the property for periods longer than 12 months.  At December 31, 2010, Southie owned properties, as discussed below.

In November 2007, Northsight purchased 56 Thomas Park, South Boston, Massachusetts 02127, a residential property, for $1,200,000 (“Thomas Park Property”).  This property was subsequently transferred to Southie.  The Thomas Park Property is a 6,000 square feet single family residence that Northsight converted into three 2,000 square feet individual condominium single family units.  As of May 19, 2008, Southie acquired a $1,200,000 construction loan with Mt. Washington Cooperative Bank for the development of the Thomas Park Property. The loan was due on October 1, 2010 with monthly interest only payments, at prime plus 2% interest rate and an interest rate floor of 7%.  As of December 31, 2009, the balance owed on the loan was $950,000.   Previously, this loan was due on November 19, 2009, but was extended to October 1, 2010.  As part of the agreement to extend the loan a principal reduction was due and an establishment of a restricted cash account to cover interest payments until June 1, 2010.   The restricted cash account was not established until January 12, 2010 and totaled $46,000.  As of June 30, 2010, the Company had invested $3,231,000 including the bank construction loan of $950,000.  During the three months ended September 30, 2010, the Company completed the sale of all three units for a gross sales price of $2,250,000 and recognized a loss of $110,000 over the previous impairment of $1,297,000.  Additionally, the Company has reserved $25,000 against future warranty repairs, which are for repairs up to 12 months from each unit’s sold date.  The Mt. Washington Cooperative Bank debt was paid in full and the restricted cash account closed.

At December 31, 2010, Northsight had two vacant lots in Virginia with a carrying value of $31,000 (net of $93,000 impairment).

Effective January 1, 2010, Two Rivers transferred 100% of its ownership of Southie to Northsight.

Two Rivers Water Company 2010 Annual Report - 10K

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Two Rivers and its subsidiaries, TRWC, HCIC, Mutual Ditch Company, Farming, Water, Energy, Legendary, Northsight, and Southie.  As of December 31, 2010 and December 31, 2009, Northsight had a negative stockholders’ deficit, therefore, the consolidated financial statements do not include a provision for a noncontrolling interest in a subsidiary for Northsight.  All significant inter-company balances and transactions have been eliminated in consolidation.

On August 17, 2009, Two Rivers through its wholly owned subsidiary TRWC, and TRB formed HCIC, a joint venture.  Each entity owned 50% interest in HCIC.  On September 14, 2010, TRWC purchased 100% of TRB’s ownership of HCIC through a merger and issuance of 7,500,000 shares of the Company’s stock to the members of TRB.

During the period from August 17, 2009 until the merger on September 14, 2010, due to the Company being the sole contributor of operational cash, without which HCIC would be unable to operate, the Company treated its investment in HCIC as a Variable Interest Entity (VIE) and under US GAAP consolidated HCIC.

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

Non-controlling Interest

Non-controlling interest is recorded for the entities HCIC and the Mutual Ditch Company that are consolidated but are not wholly owned by the Company.

Below is the breakdown of the non-controlling interests’ share of gains and (losses).

(in thousands)	Year ended December 31, 2010	Year ended December 31, 2009
HCIC Holdings, LLC	$-	(175)
Mutual Ditch Company	4	-
Total	$4	(175)

Two Rivers Water Company 2010 Annual Report - 10K

The Company owns 98% of Northsight and its subsidiaries.  Since Northsight and it subsidiaries have a negative net worth, non-controlling interest is not shown on the balance sheet.   The Company owns 91% of the Mutual Ditch Company.  As of December 31, 2010, the non-controlling members’ equity in the Mutual Ditch Company was $2,111,000.

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

As of December 31, 2010, the Company had $592,000 in an individual bank demand deposit, of which $250,000 is covered by FDIC insurance.  All other bank accounts were under the FDIC insurance limit of $250,000.

Management reviews accounts receivable periodically and reduces the carrying amount by a valuation allowance that reflects management's best estimate of amounts that may not be collectible.  Allowances, if any, for uncollectible accounts receivable are determined based upon information available and historical experience.  As of December 31, 2010, there was an allowance of $144,000 against a long term mortgage balance of $371,000.   As of December 31, 2009, there was an allowance of $139,000 against a short term mortgage balance of $371,000.

No revenues to unaffiliated customers represented 10% or more of the Company’s revenue for the year ended December 31, 2010.

Two Rivers Water Company 2010 Annual Report - 10K

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

The appraisal performed by an engineering company of the Mutual Ditch Company used Level 2 inputs whereby the water rights were valued using comparable prices in markets that are not active.  The infrastructure of the Mutual Ditch Company, including water storage, ditches and diversion points, was valued at replacement cost less physical obsolescence and deterioration.

As of December 31, 2010 the Company possesses water rights whose fair value will be measured at least on an annual basis.  The Company possesses financial instruments of a short-term nature, such as cash, prepaid expenses, advances receivable, accounts payable accrued liabilities, advances payable and convertible debenture, whose fair value can be approximated due to their short maturity.

Notes Receivable

The Company carries its notes receivable at cost or loan balance, subject to the valuation procedures described below.  The book value of these financial instruments is representative of their fair values. As of December 31, 2010 and 2009, the Company had a total of $227,000 and $232,000, respectively, invested in mortgages receivable, net of an allowance for bad debt of $144,000 and $139,000, respectively.

Interest is accrued monthly on notes receivable as earned and is no longer accrued if the loan becomes more than 90 days past due.  The Company provides a valuation for certain loans that are delinquent.  The valuation account is netted against notes receivable.  As of December 31, 2010, $3,000 of interest was being accrued on one of the two remaining loans.  The other loan is in default and under legal action (see Note 12 on page [INSERT PAGE NUMBER]).  The mortgage that was classified as current was paid off in February 2011.

Two Rivers Water Company 2010 Annual Report - 10K

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

Two Rivers Water Company 2010 Annual Report - 10K

Part 1—Real estate owned at end of period (in thousands)						Part 2—Rental income (in thousands)
Column A—List classification of property as indicated below	Column B—Amount of encum-brances	Column C—Initial cost to company	Column D—Cost of improve-ments, etc.	Column E—Amount at which carried at close of period	Column F—Reserve for depreciation and impairments	Column G—Rents due and accrued at end of period	Column H—Total rental income applicable to period	Column I—Expended for interest, taxes, repairs and expenses	Column J—Net income applicable to period
Farms
Residential

Apartments and business	-	-	-	-	-	-	-	-	-
Unimproved	-	-	-	-	-	-	-	-	-
VA	-	123	-	123	93	-	-	1	(1)
CO	600	1,280	-	1,280				1	(1)
Total	600	1,403	-	1,403	93	-	1	2	(1)
Rent from properties sold during period
AZ							-	-	-
Total	600	1,403	-	1,403	93	-	1	2	(1)

Real Estate Detail (in thousands)	Boston Property	Other Real Estate Owned	Total
Beginning Balance: As of 12-31-09	$2,073	$2,033	$4,106
Additions during the period:
Acquisitions through foreclosure			0
Other acquisitions		400	400
Improvements, etc.	367	13	380
Other (describe) – impairment reclassification			0
Deductions during the period:			0
Cost of real estate sold	(2,033)	(1,084)	(3,117)
Impairments	(407)	(52)	(459)
Other (describe) - depreciation
Ending Balance, Dec 31,2010	$0	$1,310	$1,310

Two Rivers Water Company 2010 Annual Report - 10K

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

Below is a summary of premises and equipment:

Asset Type	Life in Years	December 31, 2010	December 31, 2009
Office equipment & Furniture	5 – 7	$74,000	$86,000
Computers	3	59,000	52,000
Vehicles	5	45,000	-
Farm equipment	7	39,000	-
Mobile office	10	10,000	-
Irrigation system	10	31,000	-
Website	3	2,000	2,000
Subtotal		260,000	140,000
Less Accumulated Depreciation		107,000	46,000
Net Book Value		$153,000	$94,000

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

Revenue Recognition

Farm Revenues

Revenues from farming operations are recognized when sold into the market.  All direct expenses related to farming operations are capitalized as inventory and recognized as a direct cost of sale upon the sale of the crops.

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

Two Rivers Water Company 2010 Annual Report - 10K

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

The dilutive effect of 5,713,088 RSUs, 1,745,562 options and 2,815,000 warrants at December 31, 2010, has not been included in the determination of diluted earnings per share since, under ASC 260 they would anti-dilutive.

Comprehensive Income (Loss)

Comprehensive income (loss) includes net income or loss and changes in equity from the market price variations in securities held by the Company.  At December 31, 2010, no marketable securities were held.  At December 31, 2009, there were no remaining shares of BPZ to sell, and during the year ending December 31, 2009 the remaining shares of BPZ were sold representing a gain of $127,000.  Also in 2009, the Company sold other securities for a net loss of $94,000, for a net gain of $33,000.

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

Two Rivers Water Company 2010 Annual Report - 10K

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

The Company adopted the tenets of the guidance surrounding Subsequent Events during its year ended December 31, 2010, the effects of which are more fully described in Note 14.

There were various other accounting standards and interpretations issued in 2010 and 2009, none of which are expected to have a material impact on the Company’s financial position, operations or cash flows.

Two Rivers Water Company 2010 Annual Report - 10K

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

During 2009, Mr. Grizzle paid $155,000 against principal plus all accrued interest through November 24, 2009.  During the year ended December 31, 2010, in order for the Company to receive a $215,000 loan from a private party, the Company’s Board authorized the assignment of the Company’s collateral in the Grizzle note to the lender.  Further, the Board authorized the full release of the note receivable from Grizzle.  The Company recognized the fair value of the note receivable released as an additional cost of land and water shares for the year ending December 31, 2010.

Assets held for sale

Mortgages Receivable

In July 2007, Northsight began making short term loans to purchasers of residential properties who purchase their property as part of or after the repossession in a foreclosure proceeding.  The loans were made primarily to good credit borrowers and are collateralized by a first mortgage on the purchased properties.

In June 2008, the Company transferred the ownership of the short term loans from Northsight, Inc. to the Company.  Due to this transfer, the Company funded and owned the loans.  As of December 31, 2010, Two Rivers had $227,000 (net of allowance of $144,000) in such loans.  As of December 31, 2009, Two Rivers had $232,000 (net of allowance of $139,000) in such loans. As of December 31, 2010 and December 31, 2010, $253,000 represented by one loan, was past 90 days due.

Two Rivers Water Company 2010 Annual Report - 10K

Summary of Receivables

Note From	Due	Principal Amount	12/31/10 Balance	Annual Interest rate	Accrued Interest	Collateral
Short term home mortgages	Various and on-going	$371,000	$371,000	9.95% to 14%	$-	First mortgage
Less: Impairments			(144,000)
Net Balance			$227,000

Other real estate owned

The Company owns property it acquired through foreclosing proceedings.  All of the property is being held for sale.

	Dec 31, 2010	Dec 31, 2009
Real estate owned	$123 ,000	1,395,000
Allowance for:
Real Estate owned – depreciation	-	40,000
Real Estate owned – impairments	93,000	313,000
Total	$30,000	1,042,000

Summary of Assets held for sale:

	Dec 31, 2010	Dec 31, 2009
Mortgage receivables - net	$228,000	232,000
Real estate owned – net	30,000	1,042,000
Total	$258,000	1,274,000

NOTE 4 – INVESTMENTS

In December 2007, Northsight, Inc. (a 98% owned subsidiary of the Company) purchased a three unit property in Boston, Massachusetts, known as Thomas Park. The objective was to rehabilitate the property and then sell it.  During the quarter ending June 30, 2008, this property was transferred to Southie Development, LLC (a 100% owned subsidiary of the Company).  As of December 31, 2009, the Company and subsidiaries had invested $2,962,000 in the property.  Part of this investment was funded by a $1,200,000 line of credit from Mt. Washington Cooperative Bank, of which $950,000 was payable on this line as of December 31, 2009.   At the end of 2009, the Company performed an analysis of the fair market value of the Thomas Park and reduced the market price by a 6% cost of sale and $240,000 estimated to complete the project and determined an allowance/impairment of $397,000 was necessary.  During 2010, the three units were sold and the line of credit from Mt. Washington Cooperative Bank was fully paid.   Net proceeds from Thomas Park after cost of sales and before the line of credit payoff was $1,925,000.

Two Rivers Water Company 2010 Annual Report - 10K

The Company also has acquired real estate through foreclosure or deed in lieu of foreclosure (“REO”) from its activity in granting short term mortgage financing.  At December 31, 2009, the valuation of these real estate owned properties was $1,396,000 less an impairment allowance of $313,000 and accumulated depreciation on the rental properties of $40,000, for a net balance of $1,042,000.   At December 31, 2010 all of the Company’s REO properties were sold except for two vacant lots in Virginia The valuation of these real estate owned properties is $123,000 less an impairment allowance of $93,000 for a net balance of $30,000.

Land and water shares

Upon purchasing water shares and land, the value is recorded at the purchase price.  After a majority interest is acquired in a company holding water assets, the Company engages a certified appraiser to determine the valuation of the acquired water assets.  If the value of the water assets are greater than what the Company paid then a bargain purchase gain is recognized.   If the value of the water assets are less than what the Company paid then goodwill is recognized.

Subsequent to purchase, management evaluates the carrying value, and if the carrying value is in excess of fair market, will establish an impairment allowance to reflect current fair market value.  Currently, there are no impairments on the land and water shares.  No amortization or depreciation is taken on the water shares and land, respectively.

Options on real estate

Under the terms of the HCIC joint venture, the non-related party owning 50% of HCIC, TRB, contributed options on purchasing the Mutual Ditch Company along with purchase agreements for acquiring land.  TRB also contributed cash being held in escrow or that had been paid to owners of the shares of the Mutual Ditch Company.  The Company initially valued TRB’s contribution to HCIC at $2,850,000.  As of September 30, 2010 all of the value of TRB’s contribution was transferred into the fair value of the Mutual Ditch Company.  As of December 31, 2010 no options remained for the purchase of interest in the Mutual Ditch Company.

Dam construction

The Company has commenced engineering for the reconstruction of the dam owned by the Mutual Ditch Company.  These costs are capitalized, added to the cost of the dam, and not amortized or depreciated until the dam reconstruction is completed in accordance with ASC 360 and 835.

	Year ended
	Dec 31 2010	Dec 31, 2009
Beginning balance	$163,000	$-
Additions	326,000	163,000
Retirements, deletions	-	-
Depreciations	-	-
Ending Balance	$489,000	$163,000

Two Rivers Water Company 2010 Annual Report - 10K

NOTE 5 – NOTES PAYABLE

In May 2008, Northsight arranged for a construction line of credit for $1,200,000, due November 2009.  Proceeds from this line were used strictly for the renovation of the Thomas Park property in Boston with the intent to resale.  As of September 30, 2010, this line of credit was paid in full.

Beginning on September 17, 2009, HCIC began acquiring shares in the Mutual Ditch Company and related land from a Mutual Ditch Company shareholder.  As part of these acquisitions, many sellers took back notes payable by HCIC to the seller.  As of December 31, 2009 these loans totaled $2,175,000. As of December 31, 2010 these loans totaled $9,126,000.   The notes carry interest at 6% per annum, interest payable monthly, the principal due September 1, 2012 through September 30, 2013, and are collateralized by the Mutual Ditch Company shares and land.

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

During the three months ended September 30, 2010 the Company incurred an additional $1,841,000 in notes payable for additional shares of the Mutual Ditch Company.  This note payable is at 6% per annum, interest payable monthly and due on September 30, 2013. The terms of the notes payable allows the holder to convert up to $1,250,000 of debt into 1,000,000 shares of the Company’s common stock at any time after September 30, 2010 for $1.25 per share.  This beneficial conversion incurred an additional interest expense of $325,000 in the three months ending December 31, 2010.

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

Two Rivers Water Company 2010 Annual Report - 10K

Operating results for each of the segments of the Company are as follows (in thousands):

	For the year ended December 31, 2010
		Two Rivers Water Co.	North-sight, Inc.	Southie, LLC	Legendary Investment Group, LLC	TRWC	HCIC Holdings JV	Two Rivers Farms	Two Rivers Energy	Two Rivers Water LLC	Mutual Ditch Company
Revenue
Loan fees, interest and other	$			-	-						-
Assessments											25
Farm Revenue								153
Water Revenue		15
Other & misc.					-			3
Less: Cost of Services
Gross Profit		15	-	-	-	-	-	156	-	-	25

Total Operating Expenses		7,166				29	555	457	15	155	427

Total Other Income/(Expense)
Net (Loss) Income from continuing operations before income taxes		(7,151)	-	-	-	(29)	(555)	(301)	(15)	(155)	(402)
Income Taxes (Expense)/Credit		-	-	-	-	-	-	-	-	-	-

Net Income (Loss) from continuing operations		(7,151)	-	-	-	(29)	(555)	(301)	(15)	(155)	(402)

Discontinued operations:
(Loss) gain from operations of discontinued real estate and mortgage business		17	(161)	(769)	59
Income tax benefit		-	-	-	-	-	-	-	-	-	-
Loss on discontinued operations		17	(161)	(769)	59	-	-	-	-	-	-

Non-controlling interest							-	-	-	-	(4)

Net (Loss) Income		$(7,134)	(161)	(769)	59	(29)	(555)	(301)	(15)	(155)	(406)

Segment assets		$848	70	1	-	-	25,603	105	1	8	562

Two Rivers Water Company 2010 Annual Report - 10K

	For the year ended December 31, 2009
	Two Rivers Water Co	Northsight, Inc.	Southie, LLC	Legendary Investment Group, LLC	TRWC	HCIC Holdings JV
Revenue
Loan fees, interest and other	$11	-	-	-	-	-
Assessments	-	-	-	-	-	-
Farm Revenue
Water Revenue
Other & misc.	-	-	-	-	-	-
Less: Cost of Services	-	-	-	-	-	-
Gross Profit	11	-	-	-	-	-

Total Operating Expenses	1,316	-	-	-	52	312

Total Other Income/(Expense)	59	-	-	-		(39)
Net (Loss) Income from continuing operations before income taxes	(1,246)	-	-	-	(52)	(351)
Income Taxes (Expense)/Credit	314	-	-	-	-	-

Net Income (Loss) from continuing operations	(932)	-	-	-	(52)	(351)

Discontinued operations:
(Loss) gain from operations of discontinued real estate and mortgage business	44	(351)	(1,571)	(48)	-	-
Income tax benefit	-	60	101	-	-	-
Loss on discontinued operations	-	(291)	(1,470)	(48)	-	-

Non-controlling interest	-	-	-	-	-	175

Net (Loss) Income	$(888)	(291)	(1,470)	(48)	(52)	(176)

Segment assets	$1,708	125	3,093	42	7	6,230

Two Rivers Water Company 2010 Annual Report - 10K

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

During the year ended December 31, 2010 the Company’s Board authorized a private placement of up to 5,000,000 shares at $1.00 per share to accredited investors.  This offering was closed on August 31, 2010 with gross proceeds of $2,900,000, representing issuance of 2,900,000 shares of the Company’s common stock, less $196,000 in direct offering costs.  The gross proceeds include the issuance of 500,000 shares valued at $1.00 per share for the purchase of land and water shares in the Mutual Ditch Company.

During the year ended December 31, 2010 the Company issued 223,333 shares valued at $296,000 in exchanged for services provided by consultants and directors.  This included 20,000 shares issued to the non-employee board of directors.

Stock Options and Restrictive Stock Units (RSUs)

The Company has a Stock Incentive Plan (the "Incentive Plan"), that allows the Company to grant incentive stock options and/or purchase rights (collectively "Rights") to officers, employees, former employees and consultants of the Company and its subsidiaries.  The Board has given the ability to grant Rights to the CEO.

A summary of the Two Rivers option plan is as follows:

	Shares	Weighted Average Exercise Price
Outstanding, January 1, 2009	3,941,510	$1.33
Granted	-	-
Cancelled	(110,000)	$2.00
Expired	-	-
Exercised	(200,000)	$0.05
Outstanding, January 1, 2010	3,631,510	$1.38
Granted	20,000	$2.00
Cancelled	(1,905,948)	$1.41
Expired	-	-
Exercised	-	-
Outstanding, December 31, 2010	1,745,562	$1.37
Options Exercisable , December 31, 2010	1,712,229	$1.36

Two Rivers Water Company 2010 Annual Report - 10K

A summary of the Northsight option plan is as follows:

	Shares	Weighted Average Exercise Price
Outstanding, January 1, 2009	582,777	$0.50
Granted	-	-
Cancelled	(562,777)	$0.50
Expired	-	-
Exercised	-	-
Outstanding, January 1, 2010	20,000	$0.50
Granted	200,000	$0.50
Cancelled	(20,000)	$0.50
Expired	-	-
Exercised	-	-
Outstanding, December 31, 2010	200,000	$0.50
Options Exercisable , December 31, 2010	200,000	$0.50

During the year ended December 31, 2010, the Company converted for an employee 20,000 Northsight stock options to 20,000 options in Two Rivers.

Northsight issued 200,000 of its stock options to the purchaser of Legendary.   Using the Black-Scholes model of fair value, the total expense to recognize was less than $1,000 and therefore no expense was recognized.

If all of the Northsight options outstanding at December 31, 2010 were exercised, the impact on the minority interest would be immaterial.

The Black-Scholes model of fair value was used using the following variables:

Expected stock price volatility	122%
Risk-free interest rate	2.64%
Expected option life (years)	3.3 to 5.2
Expected annual dividend yield	0%

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

Two Rivers Water Company 2010 Annual Report - 10K

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

During the year ended December 31, 2010, the Company converted 1,905,948 of its stock options to RSUs.  Under ASC 718, a computation was made to perform a fair value of the options and the fair value of the RSUs.  Further, during the year ended December 31, 2010, an additional 3,807,140 RSUs were granted to the Company’s key employees.  The expense recognized for the year ended December 31, 2010 is $4,841,000.  The remaining unamortized amount is $4,580,000.  Upon the change of RSU vesting schedules, the valuation of the RSUs were recomputed and amortized in 2010.  The RSUs vest over a three year period, beginning in January, 2011.

Shares
Outstanding, January 1, 2010	-
Granted	5,713,088
Cancelled	-
Expired	-
Exercised	-
Outstanding, December 31, 2010	5,713,088
RSUs Exercisable , December 31, 2010	-

Warrants

At the Company’s Board meeting held on February 26, 2010, the Board authorized to extend its existing warrants from a May and July, 2010 expiration date to an expiration date of December 31, 2010.  At the Company’s Board meeting held on December 16, 2010, the Board authorized to extend its $1.00 warrants from a December 31, 2010 expiration to an expiration date of December 31, 2011.

The following warrants to purchase common stock are outstanding:

Number of common shares covered by warrants	Exercise Price	Expiration Date
1,332,500	$4.00	December 31, 2010
1,332,500	2.00	December 31, 2010
150,000	1.00	December 31, 2011
2,815,000

Due to the extension of the warrant expiration date, a new fair value calculation was performed using the Black-Scholes method using the following variables:

Two Rivers Water Company 2010 Annual Report - 10K

Expected stock price volatility	35%
Risk-free interest rate	2.64%
Expected option life (years)	3.3 to 5.2
Expected annual dividend yield	0%

Based on this calculation, an expense of $218,000 was recognized for the year ended December 31, 2010.

NOTE 8 – INCOME TAXES

At December 31, 2010, the Company generated a net operating loss.  Prior net operating tax losses were carried back and no other tax refund exist for prior taxes paid.  Therefore, any operating tax losses generated will be carried forward.  However, there is no certainty that the Company will reach profitability to utilize the tax loss carry forwards.  Therefore, no tax receivable is recognized.  The calculations are as follows:

Statutory Rate Reconciliation
Federal Rate	34.00%
State Rate	4.63%
Federal benefit of State Rate	(1.57)%
Net Effective Rate	37.06%

Tax asset recognition (in thousands):
Loss reported on financials before taxes	$(9,466)
Tax adjustments:
Non-deductible impairment expense	468
RSUs and stock option expense	4,841
Entertainment and other items	17
Adjusted taxable loss	(4,140)
Net Effective Rate	37.06%
Tax Benefit from Loss Carryback	$(1,534)
Deferred tax asset valuation allowance	1,534
Income tax receivable as of Dec 31, 2010	$-

For the year ended December 31, 2010 and December 31, 2009  the deferred tax asset of $1,534,000 and $277,000, respectively, for a total of $1,811,000 is not recognized, since management has determined the tax benefit cannot be reasonably assured of being used in the near future.  The net operating loss carryforward, if not used, will expire in various years through 2030, and is severely restricted as per the Internal Revenue Code if there is a change in ownership.

Two Rivers Water Company 2010 Annual Report - 10K

Our provision for federal and foreign income tax expense consisted of the following components:

(in thousands)	2010	2009
Federal income taxes (benefit):
Current	$-	(433)
Deferred	-	(273)
Total Federal income taxes	-	(706)
State income taxes:
Current	-	(50)
Deferred	-	(4)
Total state income taxes	-	(54)
Total Income Taxes	$-	(760)

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

The assets to be liquidated are presented at the lower of cost or current market values, as of December 31, 2010 and December 31, 2009 and are detailed as follows:

(in thousands)	Dec 31, 2010	Dec 31, 2009
Mortgages receivable	$371	$371
Thomas Park project	-	2,962
Other real estate owned	123	1,529
Subtotal	494	4,862
Less allowances and depreciation	(237)	(1,381)
Net book value of property to sell	257	3,481
Less amounts owed on real estate to be sold	-	(950)
Net projected proceeds from mortgage receivables, Thomas Park, and other real estate owned	$257	$2,531

Within the discontinued operations, during the year ended December 31, 2010 and 2009, the Company recognized a loss on disposal of real estate of $153,000 and a loss of $8,000, respectively.

Within the discontinued operations, and not including the loss on disposal of real estate, during the year ended December 31, 2010 and 2009, the Company had $76,000 and $206,000 in revenue, respectively.

Because it is Management’s estimate that the above assets to be sold are stated at the lower of cost or current fair market value, when these assets are sold it is projected not to be a further gain or loss.  However, market conditions can change which would then cause a gain or loss to be recognized upon sale.

These assets are held in the Company’s subsidiaries Northsight and Southie.

Two Rivers Water Company 2010 Annual Report - 10K

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

In February 2008, the Company along with its subsidiary, Northsight opened offices at 2000 S. Colorado Blvd, Suite 200, Denver, Colorado.  The lease for this office is $4,701 per month, plus pass throughs.  The lease expired March 15, 2011.  The Company has entered into a new 12-month lease (expiring March 15, 2012) at the same location for $1,100 per month.

The amounts due at the base rate are as follows:

Period	Amount Due
2011	$20,000
2012	$3,000
2013	-0-

For the years ended December 31, 2010 and 2009, respectively, total office, equipment and facilities rental was $109,000 and 165,000.

Defined Contribution Plan

Two Rivers has a 401(k) profit sharing plan (the “Plan").  Subject to limitations, eligible employees may make voluntary contributions to the Plan. The Company may, at its discretion, make additional contributions to the Plan.  The Company did not contribute during the years ended December 31, 2010 or December 31, 2009.

NOTE 11 – RELATED PARTY TRANSACTIONS

In August 2009, the Company signed a one year lease for office space to be used by Two Rivers Water Company in Walsenburg Colorado.  The rate is $600 per month.  The building is owned by an officer of a subsidiary of the Company.  Management believes that this rent payment approximates the fair market value.  This lease was terminated in January, 2011 and replaced by a month-to-month signage lease at $200 per month.

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

Two Rivers Water Company 2010 Annual Report - 10K

On January 29, 2010, the Company purchased 5 shares of the Mutual Ditch Company from a company that is owned by a current director of the Company with a seller carry back note of $9,000, or 90% of the purchase price.  The Company paid the same amount per share and financing as to other sellers of shares of the Mutual Ditch Company.  In January 2011, the Company offered to prepay seller financing notes for a 50% discount.  On February 21, 2011, the Company paid $5,000 to fully pay the $9,000 note.

NOTE 12 – LEGAL PROCEEDINGS

Carson Suit

The Company was a co-defendant in a lawsuit filed on April 2, 2008 in Jackson County Circuit Court in Missouri.   The Company loaned money to Lydia Carson (borrower) to purchase a home in Kansas City Missouri.   The plaintiffs claimed they had a superior lien on the property that was in place before the borrower borrowed money from the Company for the purchase. On June 30, 2010, the amount owed by Lydia Carson to the Company was $253,000 (note balance of $315,000 less escrow held of $62,000).  On April 27, 2010 the Company received a judgment granting the Company a first lien position.  The Company is in the process of attempting to collect the judgment.

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

The Company believes it properly received the proceeds and is being represented by legal counsel to defend its position.  However, to avoid additional legal fees and potential exposure, the Company is in the process of offering a settlement to the plaintiff and has accrued a contingent liability.  A contingency exists with respect to this matter with a contingency recorded for the Company’s estimate of the cost of settlement.

Two Rivers Water Company 2010 Annual Report - 10K

NOTE 13 – SUBSEQUENT EVENTS

The Company has evaluated all subsequent events through the date the financial statements were available to be issued.

The Company’s board convened a meeting on February 18, 2010 and passed the following resolutions:
•	Approval of the convertible debt private placement to accredited investors to a maximum offering of $2,000,000. The Company raised $2,000,000 and closed the offering on March 2, 2011.
•	Approval of various business consulting and finder’s fee agreements.
•	Promotion of Gary Barber to President of Two Rivers Water Company and as Chief Operations Officer.

Subsequent to December 31, 2010 and through March 15, 2010, the Company has sold $2,000,000 in its current convertible debt private placement.

In January 2011, $1,700,000 in RSU grants to employees were vested and the Company issued 1,147,614 shares to employees for RSU's vested on January 17, 2011.   Payroll withholding on these vested RSUs have yet to be withheld and paid.  It is estimated that the withholding due is $466,000.  This delayed payment of withholding could result in IRS penalties against the company of up to 20% of the amount of the withholding due, as well as the Company could be liable for amounts not withheld.

On January 28, 2011 the Company purchased an additional absolute decree to store 3,117 acre feet of water per year along with the associated senior surface flow water rights of approximately 2,500 acre feet per year from the Huerfano River.  The purchase price was $3,100,000 for which the Company paid cash of $100,000 and issued a note for $3,000,000.