Form 10-Q
period 2011-03-31
TWO RIVERS WATER Co
filed 2011-05-11
CIK 1302946

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011
Or
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
Yes |_| No |X|

As of May 6, 2011 there were 21,879,237 shares outstanding of the registrant's Common Stock.

TWO RIVERS WATER COMPANY AND SUBSIDIARIES
Condensed Consolidated Balance Sheets  (In Thousands)

	March 31, 2011	December 31, 2010
ASSETS:	Unaudited	Audited
Current Assets:
Cash and cash equivalents	$1,053	$645
Accrued interest receivable	1	3
Advances and accounts receivable	24	38
Farm product (Note 2)	12	-
Deposits	31	-
Prepaid expenses	223	13
Total Current Assets	1,344	699
Property, equipment and software, net	503	156
Other Assets
Prepaid Cost Offering	214	-
Land (Note 2)	1,571	1,279
Water rights and infrastructure (Note 2)	27,216	24,216
Options on real estate and water shares (Note 2)	-	100
Dam construction (Note 2)	499	489
Discontinued operations assets held for sale (Notes 2, 6)	144	259
Total Other Assets	29,644	26,343
TOTAL ASSETS	$31,491	$27,198

LIABILITIES & STOCKHOLDERS' EQUITY:
Current Liabilities:
Accounts payable	$525	$463
Current portion of notes payable (Note 3)	37	-
Accrued liabilities	118	114
Total Current Liabilities	680	577
Notes Payable - Long Term (Note 3)	12,339	9,128
Total Liabilities	13,019	9,705

Stockholders' Equity:
Common stock, $0.001 par value, 100,000,000 shares authorized, 21,782,752 and 19,782,916 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively	22	20
Additional paid-in capital	31,374	28,949
Accumulated (deficit)	(15,035)	(13,587)
Total Two Rivers Water Company Shareholders' Equity	16,361	15,382
Noncontrolling interest in subsidiary (Note 2)	2,111	2,111
Total Stockholders' Equity	18,472	17,493
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$31,491	$27,198

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

TWO RIVERS WATER COMANY AND SUBSIDIARIES
Condensed Consolidated Statements of Operations  (In Thousands)

	Three Months Ended
	March 31, 2011	March 31, 2010

Revenue
Member assessments	$-	$18

Operating Expenses:
General and administrative	565	519
Stock based compensation	498	217
Depreciation and amortization	14	5
Total operating expenses	1,077	741
(Loss) from operations	(1,077)	(723)

Other income (expense)
Interest (expense)	(169)	(58)
Loss on extinguishment of notes payable	(188)	-
Interest income	1	-
Other income (expense)	7	(10)
Total other income (expense)	(349)	(68)
Net (Loss) from continuing operations before taxes	(1,426)	(791)

Income tax (provision) benefit	-	-
Net (Loss) from continuing operations	(1,426)	(791)

Discontinued Operations (Note 10)
Loss from operations of discontinued real estate and mortgage business	(22)	(143)
Income tax (provision) benefit	-	-
(Loss) on discontinued operations	(22)	(143)

Net (Loss)	(1,448)	(934)

Net loss (income) attributable to the noncontrolling interest (Note 2)	-	73

Net (Loss) attributable to Two Rivers Water Company	$(1,448)	$(861)

(Loss) Per Share - Basic and Dilutive:
(Loss) from continuing operations	(0.07)	(0.08)
(Loss) from discontinued operations	-	(0.01)
Total	$(0.07)	$(0.09)

Weighted Average Shares Outstanding:
Basic and Dilutive	20,783	10,132

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

TWO RIVERS WATER COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (In Thousands)

	For the three months ended Mar 31,
	2011	2010
Cash Flows from Operating Activities:
Net (Loss)	$(1,448)	$(934)
Adjustments to reconcile net income or (loss) to net cash (used in) operating activities:
Depreciation (including discontinued operations)	14	15
Amortization of debt issuance costs and pre-paids	25	-
Legendary Investment sale and write off	-	80
Recapture of impairments from REOs sold	-	(161)
Loss from REOs sold (discontinued operations)	-	(8)
(Gain) Loss on sale of investments and assets held	(20)	(40)
Noncontrolling interest in loss	-	73
Loss on extinguishment of notes payable	188	-
Stock based compensation and warrant extension	498	267
Stock for Services	107	-
Changes in operating assets and liabilities:
Decrease (increase) in deposits, prepaid expenses and other assets	(159)	(44)
Farm product	(12)	(22)
(Increase) in accounts receivable	14	-
Decrease in income tax receivable	-	61
Decrease in L/T Mortgage	135	-
(Decrease) increase in accounts payable	62	4
Increase in accrued liabilities and other	4	32
Net Cash (Used in) Operating Activities	(592)	(677)

Cash Flows from Investing Activities:
Investments (increased)/decreased
Boston real estate and other residential real estate	-	(73)
Proceeds from REO properties and other assets sold	-	563
Purchase of property, equipment and software	(371)	(35)
Purchase of land, water shares, infrastructure	(292)	(5,570)
Dam construction	-	(102)
Net Cash Provided by/(Used in) Investing Activities	(663)	(5,217)

Cash Flows from Financing Activities:
Proceeds from issuance of convertible notes	1,975	-
Payment of offering costs	(219)	-
Payment on convertible notes	(38)	-
Payment for settlement of note payable	(105)	-
Warrants exercised	50	-
Increase in long term borrowings	-	4,656
Private placement - net of offering costs	-	1,335
Net Cash Provided by Financing Activities	1,663	5,991
Net Increase in Cash & Cash Equivalents	408	97

Beginning Cash & Cash Equivalents	645	616
Ending Cash & Cash Equivalents	$1,053	$713
Continued on next page

Continued from previous page

Supplemental Disclosure of Cash Flow Information
Non-controlling interest	$-	$(168)
Cash paid for Interest	$131	$75
Cash received from Income tax refunds	$-	$61
Common stock issued for land and water share purchase	$-	$500
Common stock issued in conjunction with extinguishment of notes payable	$1,500	$295
Acquisition of Orlando Reservoir for Seller financed note payable	$3,000	$174

The accompanying notes to condensed consolidated financial statements are an integral part of these statement

TWO RIVERS WATER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2011 and March 31, 2010
 (Unaudited)

NOTE 1 – ORGANIZATION AND BUSINESS

GENERAL

The following is a summary of some of the information contained in this document.  Unless the context requires otherwise, references in this document to “Two Rivers Water Company,” “Two Rivers,” or the “Company” is to Two Rivers Water Company and its subsidiaries. The “Farming Business” refers to Two Rivers’ development and operating of irrigated farmlands.  The “Water Business” refers to Two Rivers’ acquisition of water rights and the use of water rights in farming and other markets.

Two Rivers was incorporated in December 2002 in the state of Colorado.  The Company was formerly known as Navidec Financial Services, Inc. until it changed its name on November 19, 2009 to Two Rivers Water Company.  The Company’s operations are centered in Colorado.

Two Rivers maintains a website at www.2riverswater.com, which is not incorporated in, and is not a part of, this report.

Two Rivers currently operates irrigated farming operations along with a water acquisition, development and distribution business in southern Colorado.  Detailed information on Two Rivers’ Business and organization is available in the Company’s 2010 10K filing.

On January 28, 2011, Two Rivers through awholly-owned subsidiary, TRW Orlando Water Assets, LLC, purchased the Orlando Reservoir (“Orlando”) containing 3,110 acre feet of storage and 9 cubic feet per second (cfs) of direct flow water rights for $3,100,000.

Two Rivers Water Company March 31, 2011 10Q

In the three months ended March 31, 2011, Two Rivers completed a $2,000,000 convertible debt offering to fund the development of farmland, water assets and other related assets held in Two Rivers Farms F-1, LLC, a wholly owned subsidiary.

On April 5, 2011, the Company formed Two Rivers Farms F-2, LLC to dedicate 1,500 acres of farmland and associated water rights to grow organic alfalfa and hay beginning with the late 2011 growing season.  In May, 2011, the Company plans to raise $6,000,000 through a convertible debt offering in order to fund the transfer and purchase of farming land, water shares, irrigation, land preparation and farming equipment for the 1,500 acres.

SUBSIDIARIES

Two Rivers is the parent company and owns 100% of HCIC Holdings LLC (“HCIC”), Two Rivers Water LLC, and Two Rivers Farms LLC.  HCIC owns 91% of the Mutual Ditch Company as of March 31, 2011.   Two Rivers Farms, LLC owns 100% of Two Rivers Farms F-1, LLC and Two Rivers Farms F-2, LLC.

HCIC HOLDINGS, LLC

On August 17, 2009, Two Rivers, and Two Rivers Basin, an unrelated Colorado limited liability company (“TRB”), formed HCIC, a joint venture.

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

HUERFANO-CUCHARAS IRRIGATION COMPANY

Huerfano-Cucharas Irrigation Company (“Mutual Ditch Company”); a Colorado Mutual Ditch Company is located in Huerfano and Pueblo counties in the State of Colorado.  The Mutual Ditch Company owns water rights, water storage and distribution systems in Huerfano and Pueblo counties.  As of March 31, 2011 and December 31, 2010, HCIC owned 91% of Mutual Ditch Company.

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

Two Rivers Water Company March 31, 2011 10Q

TWO RIVERS FARMS F-1, LLC

On January 21, 2011 the Company formed Two Rivers Farms F-1, LLC (“F-1” and previously named Two Rivers Farms T-1, LLC) to hold certain farming assets and as an entity to acquire debt for the Company’s expansion of the Farm Business.   F-1 leases the farm land and farming assets back to Farms as the operator of farming activities.

TWO RIVERS FARMS F-2, LLC

On April 5, 2011 the Company formed Two Rivers Farms F-2, LLC (“F-2”) to hold certain farming assets and as an entity to acquire debt for the Company’s expansion of the Farm Business.   F-2 leases the farm land and farming assets back to Farms as the operator of farming activities.

TWO RIVERS WATER, LLC

The Company formed Two Rivers Water, LLC to secure additional water rights, rehabilitate water storage structures and to develop one or more special water districts.

DISCONTINUED OPERATIONS

Two Rivers is completing the sale or dissolution of its prior business entities including, Legendary Investment Group, LLC (“Legendary”) sold on June 30, 2010; Northsight, Inc. (formerly Navidec Mortgage Holdings, Inc.), and Southie Developments (“Southie”).

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Two Rivers and its subsidiaries, TRWC, HCIC, Mutual Ditch Company, Farming, Water, and its Discontinued Operations.  All significant inter-company balances and transactions have been eliminated in consolidation.

Non-controlling Interest

Non-controlling interest is recorded for the Mutual Ditch Company that are consolidated but are not wholly owned by the Company.

As of March 31, 2011 and December 31, 2010, the non-controlling members’ equity in the Mutual Ditch Company was $2,111,000.

Reclassification

Certain amounts previously reported have been reclassified to conform to current presentation.

Two Rivers Water Company March 31, 2011 10Q

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

As of March 31, 2010, the Company had approximately $909,000 in an individual bank demand deposit, of which $250,000 is covered by FDIC insurance.  All other bank accounts were under the FDIC insurance limit of $250,000.

Management reviews accounts receivable periodically and reduces the carrying amount by a valuation allowance that reflects management's best estimate of amounts that may not be collectible.  Allowances, if any, for uncollectible accounts receivable are determined based upon information available and historical experience.  As of March 31, 2011 there was an allowance of $144,000 against a long term mortgage balance of $258,000 and as of December 31, 2010, there was an allowance of $144,000 against a long term mortgage balance of $371,000.

No revenues to unaffiliated customers represented 10% or more of the Company’s revenue for the three months ended March 31, 2011 nor the year ended December 31, 2010.

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

Two Rivers Water Company March 31, 2011 10Q

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

As of March 31, 2011 the Company possesses water rights whose fair value will be measured at least on an annual basis.  The Company possesses financial instruments of a short-term nature, such as cash, prepaid expenses, advances receivable, accounts payable accrued liabilities, and advances payable, whose fair value approximates carrying value due to their short maturities.

As of March 31, 2011 and December 31, 2010, the Company has long term debt.  The carrying amount of this long term debt approximated fair value based upon the terms and conditions currently available to the Company in comparison to the terms and conditions of the existing debt.

Farm Product

As the growing season progresses, the Company invests in farm inputs.  These inputs are capitalized, carried as current assets, and when the crop is sold, recognized as a cost of the crop sold.

Discontinued Operations Assets Held for Sale

The Company carries its notes receivable at cost or loan balance, subject to the valuation procedures described below.  The book value of these financial instruments is representative of their fair values. As of March 31, 2011, the Company had a total of $114,000 invested in a mortgage receivable, net of an allowance for bad debt of $144,000.  On December 31, 2010, the Company had a total of $227,000 invested in a mortgages receivable, net of an allowance for bad debt of $144,000.

The Company owns property it acquired through foreclosing proceedings.  The property is being held for sale.

	Mar 31, 2011	Dec 31, 2010
Real estate owned	$123 ,000	123,000
Allowance for:
Real Estate owned – depreciation	-	-
Real Estate owned – impairments	93,000	93,000
Total	$30,000	30,000

Two Rivers Water Company March 31, 2011 10Q

Intangibles

Intangibles with an indefinite life

Two Rivers recognizes the estimated fair value of water rights acquired by the Company’s purchase of stock in the Mutual Ditch Company.   This intangible asset will not be amortized because it has an indefinite remaining useful life based on many factors and considerations, including, the historical upward valuation of water rights within Colorado.  Once per year, or more often if certain evidence is present that would indicate impairment is possible, Management will assess the value of the water rights held, and in their opinion, if the rights have become impaired, Management will establish an allowance against the water rights.

Options on Land and water shares

Upon purchasing water shares and land, or options thereon, the value is recorded at purchase price.  Management evaluates the carrying value, and if the carrying value is in excess of fair market, will establish an impairment allowance to reflect current fair market value.  Currently, there are no impairments on the land and water shares.  No amortization or depreciation is taken on the water shares and land, respectively.

Dam construction

The Company has commenced engineering for the reconstruction of the dam owned by the Mutual Ditch Company.  These costs are capitalized, added to the cost of the dam, and not amortized or depreciated until the dam reconstruction is completed in accordance with ASC 360 and 835.

Convertible Debt

On March 7, 2011, the Company closed on $1,975,000 in convertible notes.  These notes bear interest at 5% plus 1/3 of the crop profit that was financed through the convertible notes.   The convertible debt has a conversion feature to convert at each $2.50 share of debt into one share of the Company’s common stock.   In accordance with applicable accounting guidance, the Company valued the convertible notes at its carrying value which approximated fair value since at the time of issue there was no beneficial conversion feature with the current price of the Company’s stock being less than the conversion price.  Further, the convertible option of the note cannot be separated from the note.

Revenue Recognition

Farm Revenues

Revenues from farming operations are recognized when sold into the market.  All direct expenses related to farming operations are capitalized as inventory and recognized as a direct cost of sale upon the sale of the crops.

Water Revenues

The Company recognizes revenues from water leases when the water is consumed and invoiced.

Two Rivers Water Company March 31, 2011 10Q

Stock Based Compensation

Beginning January 1, 2006, the Company adopted the provisions of FASB Accounting Standards Codification (“ASC”) 718, Compensation – Stock Compensation and accounts for stock-based compensation in accordance with ASC 718.  Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which generally is the vesting period.  The Company elected the modified-prospective method, under which prior periods are not revised for comparative purposes.  The valuation provisions of ASC 718 apply to new grants and to grants that were outstanding as of the effective date and are subsequently modified.

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

The dilutive effect of 4,565,474 Restrictive Stock Units (“RSUs”), 1,745,562 options and 150,000 warrants at March 31, 2011, has not been included in the determination of diluted earnings per share since they would be anti-dilutive.

Recently issued Accounting Pronouncements

There were various accounting standards and interpretations issued in the three months ended March 31, 2011, none of which are expected to have a material impact on the Company’s financial position, operations or cash flows.

NOTE 3 – NOTES PAYABLE

Beginning on September 17, 2009, Two Rivers began acquiring shares in the Mutual Ditch Company and related land from a Mutual Ditch Company shareholder.  As part of these acquisitions, many of the sellers financed notes payable with Two Rivers and HCIC.  As of December 31, 2010, these loans totaled $9,126,000. As of March 31, 2011, these loans totaled $7,401,000.   The notes carry interest at 6% per annum, interest payable monthly, the principal amounts due at various dates from September 1, 2012 through September 30, 2013, and are collateralized by the Mutual Ditch Company shares and land.

As of March 31, 2011, of the $7,401,000 in seller carry back notes, $2,114,000 provides the holders the right to convert some or all of the amounts owing into the Company’s stock at $1/share to $1.25/share.  The holder can convert anytime until the note is paid. These notes are due March 31, 2013 and September 30, 2013 with 6% annual interest, with the interest paid monthly.

Two Rivers Water Company March 31, 2011 10Q

During the three months ended March 31, 2011, the Company exchanged $1,575,000 in Mutual Ditch Company debt into 722,222 shares of the Company’s stock, a cash payment of $37,500, and $37,500 in an unsecured note due September 30, 2011.   An expense due to loss on extinguishment of note payable  of $272,000 was recognized due to the difference between the stock price conversion and the fair market value of the Company’s common stock.

During the three months ended March 31, 2011, the Company offered holders of HCIC notes the option of an early payoff in exchange for a discount on the face amount of the note.   A total of $189,000 of notes was retired early and a gain on forgiveness of the HCIC notes of $84,000 was recognized and is netted against the loss on extinguishment of note payables in the statement of operations.

On January 28, 2011, the Company purchased water storage and direct flow from the Orlando Reservoir No. 2 Company, LLC (“Orlando”) for $3,100,000, which consisted of a cash payment of $100,000 and a seller financed note payable of $3,000,000.   The note is due January 28, 2014.  Interest is to be paid based on 50% of the Company’s gross profits received from all of the Company’s crop operations payment or sales where the water assets from Orlando are used and $40 per acre foot of water used.  The Company is accruing interest at 5% per annum until a better estimate can be made on the payments to be made to Orlando.   The holder of the note has an option to convert the amount of all outstanding principal and accrued and unpaid interest into common stock of Two Rivers at the conversion price of $4.00 per share.

In February, 2011 the Company offered a $2,000,000 convertible debt offering.  This offering was closed at the end of February, 2011.  This offering financed the land, water rights, irrigation, and farm equipment for F-1.  The terms of this debt is interest at 5% per annum, one-third of the crop profit and the right to convert debt into Company common stock at $2.50/share.  The note is due March 31, 2014.  When the debt was issued and closed, the Company’s stock was traded for less than the conversion, so no additional beneficial interest was recognized.  Further, the one-third of crop profit will be recognized as a crop expense upon the sale of the crop. As of March 31, 2011, $25,000 debt was committed but not yet received.  Subsequent to March 31, 2011, the payment was received.

Note	Mar 31, 2011 principal balance	Mar 31, 2011 accrued interest	Interest rate	Security
Mutual Ditch seller carry back	$7,364,000	$-	6%	Shares in the Mutual Ditch Company
Orlando purchase	3,000,000	11,000	Various	Orlando assets
Convertible debt	1,975,000	8,800	5%	F-1 assets
Total	$12,339,000	$19,000

Two Rivers Water Company March 31, 2011 10Q

NOTE 4 – INFORMATION ON BUSINESS SEGMENTS

We organize our business segments based on the nature of the products activities. We primarily focus on the Farming and Water Business with Two Rivers Water Company as the parent company and Two Rivers Farms LLC (and its subsidiaries, Two Rivers Farms F-1, LLC and Two Rivers Farms F-2, LLC) and Two Rivers Waters LLC as subsidiaries.

Two Rivers Water Company also holds its legacy assets that include a mortgage notes receivable.  Prior real estate activity is held in Northsight and Northsight’s subsidiaries, Southie and Legendary. The summary of the legacy activity and assets is contained in the category “Discontinued Operations.”

In the following tables of financial data, the total of the operating results of these business segments is reconciled, as appropriate, to the corresponding consolidated amount.  There are some corporate expenses that were not allocated to the business segments, and these expenses are contained in the “Total Operating Expenses” under Two Rivers Water Company.

Two Rivers Water Company March 31, 2011 10Q

Operating results for each of the segments of the Company are as follows (in thousands):

	For the three months ended March 31, 2011					For the three months ended March 31, 2010
	(In thousands)					(In thousands)
	Parent	Farms	Water	Dis-continued Ops	Total	Parent	Farms	Water	Dis-continued Ops	Total
Revenue
Assessments	$-	-	-	-	-	-	-	18	-	18
Other & misc.	-	-	-	-	-	-	-	-	-	-
Gross Profit	-	-	-	-	-	-	-	18	-	18

Total Operating Expenses	(905)	(115)	(57)	-	(1,077)	(543)	-	(198)	-	(741)
Total Other Income/(Expense)	7	(36)	(320)	-	(349)	(11)	-	(57)	-	(68)
Net (Loss) Income from continuing operations before income taxes	(898)	(151)	(377)	-	(1,426)	(554)	-	(237)	-	(791)
Income Taxes (Expense)/Credit	-	-	-	-	-	-	-	-	-	-

Net Income (Loss) from continuing operations	(898)	(151)	(377)	-	(1,426)	(554)	-	(237)	-	(791)

Discontinued operations:
(Loss) gain from operations of discontinued real estate and mortgage business	-	-	-	(22)	(22)	23	-	-	(166)	(143)
Income tax benefit	-	-	-	-		-	-	-	-
Loss on discontinued operations	-	-	-	(22)	(22)	23	-	-	(166)	(143)

Non-controlling interest	-	-	-	-	-	-	-	73	-	73

Net (Loss) Income	$(898)	(151)	(377)	(22)	(1,448)	(531)	-	(164)	(166)	(861)

Segment assets	$1,495	606	29,348	42	31,491	1,198	22	12,752	2,909	16,881

Two Rivers Water Company March 31, 2011 10Q

NOTE 5 - EQUITY TRANSACTIONS

Stock Options and Restrictive Stock Units (RSUs)

The Company has a Stock Incentive Plan (the "Incentive Plan"), that allows the Company to grant incentive stock options and/or purchase rights (collectively "Rights") to officers, employees, former employees and consultants of the Company and its subsidiaries.  The Board has given the ability to grant Rights to the CEO.

A summary of the Two Rivers option plan is as follows:

	Shares	Weighted Average Exercise Price
Outstanding, December 31, 2010	1,745,562	$1.37
Granted	-	-
Cancelled	-	-
Expired	-	-
Exercised	-	-
Outstanding, March 31, 2011	1,745,562	$1.37
Options Exercisable , March 31, 2011	1,712,229	$1.36

During the year ended December 31, 2010, $1,000 in option expense was recognized.  During the three months ended March 31, 2011, $2,000 in option expense was recognized.

Northsight has an option plan with 200,000 options outstanding and exercisable at March 31, 2011. If all of the Northsight options outstanding at March 31, 2011 were exercised, the impact on the minority interest would be immaterial.

During the year ended December 31, 2010, the Company converted 1,905,948 of its stock options to RSUs.  Under ASC 718, a computation was made to perform a fair value of the options and the fair value of the RSUs.  Further, during the year ended December 31, 2010, an additional 3,807,140 RSUs were granted to the Company’s key employees.  The expense recognized for the year ended December 31, 2010 is $4,841,000.  During the three months ended March 31, 2011, the expense recognized was $498,000. The remaining unamortized amount is $4,580,000.  Upon the change of RSU vesting schedules, the valuation of the RSUs were recomputed and amortized in 2010.  The RSUs vest over a three year period, beginning in January, 2011.

Two Rivers Water Company March 31, 2011 10Q

	Shares	Exercise Price
Outstanding, January 1, 2010	-
Granted	5,713,088	$-
Cancelled	-
Expired	-
Exercised	-
Outstanding, December 31, 2010	5,713,088
Granted	-
Cancelled	-
Expired	-
Exercised	1,147,614	$-
Outstanding, March 31, 2011	4,565,474	$-
RSUs Exercisable , March 31, 2011	-

Warrants

As of March 31, 2011, the Company has 100,000 warrants outstanding, with an excise price of $1.00/share and expiring on December 31, 2011.  During the three months ended March 31, 2011, 50,000 warrants were exercised at $1/share with net proceeds of $50,000 to the Company.

NOTE 6 – DISCONTINUED OPERATIONS

During the year ended December 31, 2009, the Company decided to shift its focus from the short term residential mortgage banking and ownership of residential rental property to the Water Project.  In order to assist in the funding of the Water Project, the Company began an orderly liquidation of its mortgage and real estate assets.  It is expected that this liquidation will be completed by December 31, 2011.

The assets to be liquidated are presented at the lower of cost or current market values, as of March 31, 2011 and December 31, 2010 and are detailed as follows:

(in thousands)	Mar 31, 2011	Dec 31, 2010
Mortgages receivable	$258	373
Other real estate owned	123	123
Subtotal	381	496
Less allowances and depreciation	(237)	(237)
Net book value of property to sell	144	259
Less amounts owed on real estate to be sold	-	-
Net projected proceeds from discontinued operations assets held for sale	$144	259

Within the discontinued operations, during the three months ended March 31, 2011 and 2010, the Company recognized a gain on disposal of real estate of $ -0- and $8,000 respectively.

Within the discontinued operations, during the three months ended March 31, 2011 and 2010, the Company had $ -0- and $24,000 in revenue, respectively.

Two Rivers Water Company March 31, 2011 10Q

Because it is Management’s estimate that the above assets to be sold are stated at current fair market value, when these assets are sold it is projected not to be a further gain or loss.  However, market conditions can change which would then cause a gain or loss to be recognized upon sale.

These assets are held in the Company’s subsidiaries Northsight and Southie.

NOTE 7 – LEGAL PROCEEDINGS

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

Two Rivers Water Company March 31, 2011 10Q

NOTE 8 – SUBSEQUENT EVENTS

This section includes all subsequent events through the date the financial statements were available to be issued.

Subsequent to March 31, 2011 and through May 7, 2011, the Company had the following material items:
-	Granting of 40,000 stock options to two employees with a strike price of $3/share vesting over a three year period with a 10 year life.
-	Approval of the S-8 filing to register 452,362 options for a previous employee.
-	Approval of a $6,000,000 “Series B” convertible debt offering, which is planned to be offered to accredited investors in May, 2011.
-
On May 3, 2011, the Company signed an agreement with an investment bank to act as its exclusive strategic financial advisor.  The investment bank will be paid in warrants with a strike price of $2.00/share and expiring three years from the vesting date.  The number of warrants and vesting date is as follows:

Warrants	Vesting date
250,000	May 3, 2011
250,000	May 3, 2012
250,000	May 3, 2013

-
On May 9, 2011, the Company entered into an agreement with the sellers of Orlando for the early full payment of the $3,000,000 Orlando note for $1,500,000 in cash and 500,000 shares of the Company’s common stock.  Further, the Company intends to purchase 1,500 acres of land in exchange for 150,000 shares of the Company’s common stock.

Two Rivers Water Company March 31, 2011 10Q

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

Overview

During 2009, Two Rivers focused its business development activities on irrigated farming and water rights acquisition.    Due to this new business focus, the Company continued winding down its real estate activities through its subsidiaries Northsight and Southie.  Funds generated from the liquidation of real estate promissory notes receivable and selling residential real estate, Two Rivers entered into the Farming and Water Business beginning in July 2009.  There can be no assurances that any of our investments will be successful.

The Farming Business is seasonal.   Further, we are buying farmland that has not been productive for many years.  We expend capital leveling the land, acquiring water rights, building efficient irrigation systems in order for the land to grow crops.  Further, farm inputs (expenses relating to planting and growing the crops) are expended during planting until harvest.   These expenses are capitalized as Farm Product and then expensed when the harvest and sale of crops occur.    Each calendar quarter, the Company’s management assesses the need for any impairment of the crop based on the anticipated sales price and yield of the crops planted.

The Company is planning to add another 1,500 acres for crop production.  We are targeting land in Huerfano County, Colorado to grow organic alfalfa and hay.   The capital to purchase and develop the 1,500 acres of farmland and the associated water rights will be met through a planned “Series B” convertible debt offering to accredited investors.   The offering is planned for May, 2011.

Results of Operations

For the Three Months Ended March 31, 2011 Compared to the Three Months Ended March 31, 2010

During the three months ended March 31, 2011, we recognized revenues from continuing operations of $-0-, compared to $18,000 in revenues from continuing operations during the three months ended March 31, 2010.   The decrease of $18,000 was a result of Mutual Ditch Company assessments.

Two Rivers Water Company March 31, 2011 10Q

Within our discontinued operations, during the three months ended March 31, 2011 and 2010 we recognized revenues of $ -0- compared to $34,000, respectively.  The decrease of $34,000 in our discontinued operations is a result of our company’s new focus on the Farming and Water Business and the liquidation of our legacy mortgage and real estate business.

In terms of our discontinued operations, the direct cost of delivering the discontinued operations were $ -0- and $27,000, for the three months ended March 31, 2011 and 2010, respectively.  The decrease of $27,000 is due to our winding down of the discontinued operations.

Operating expenses from continuing operations during the three months ended March 31, 2011 and 2010 were $1,077,000 and $741,000, respectively.  The increase of $336,000 is primarily due to the non-cash expense of granting of restrictive stock units ($498,000 for the three months ended March 31, 2011 compared to $217,000 for the three months ended March 31, 2010).  Management expects the expenses will continue to increase as we expand our business focus in irrigated farming and water.

For continuing operations, during the three months ended March 31, 2011 and 2010, we recognized a net loss of $1,426,000 and $791,000, respectively.  The increased loss of $635,000 is due from an increase of stock based compensation expense and our rapid expansion of the Farming and Water Business.

LIQUIDITY

From the Company’s inception through March 31, 2011, we have funded our operations primarily from the following sources:
-	Equity proceeds through private placements of Two Rivers securities and convertible debt;
-	Revenue generated from operations;
-	Loans and lines of credit (none currently available);
-	Sales of residential properties acquired through deed-in-lieu actions;
-	Sales of equity investments, and
-	Proceeds from the exercise of legacy Navidec, Inc. Options

Cash flow from operations has not historically been sufficient to sustain our operations without the above additional sources of capital.  As of March 31, 2011, the Company had cash and cash equivalents of $1,053,000.  Cash flow consumed by our operating activities totaled $592,000 for the three months ended March 31, 2011 compared to operating activities consuming $677,000 for the three months ended March 31, 2010.

As of March 31, 2011, the Company had $1,344,000 in current assets and $680,000 in current liabilities.  The Company intends to continue with its strategy of liquidating its real estate assets to expand their Farming and Water Business and on its current private placement of its convertible debt offering in order to provide additional capital to be used in the support of its operations.

Cash flows used by our investing activities for the three months ended March 31, 2011 were $663,000 compared to $5,217,000 for the three months ended March 31, 2010.  The decrease is primarily due to the completion of our purchases of the shares in the Mutual Ditch Company partially offset by investments in farming equipment, farming irrigation and the Orlando water rights, water storage and land purchase.

Net cash produced in financing activities was $1,663,000 for the three months ended March 31, 2011 compared to a production of cash of $5,991,000 for the three months ended March 31, 2010.  During the three months ended March 31, 2011 we completed our convertible debt offering of $1,975,000 retired selected debt and had $50,000 in warrant exercises.

Two Rivers Water Company March 31, 2011 10Q

During the three months ended March 31, 2010, we generated $4,656,000 in cash from Mutual Ditch Company seller financing and $1,335,000 from our private placement.

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

GOODWILL AND INTANGIBLE ASSETS

During the year ended 2010 and subsequently, the Company has acquired water shares in the Mutual Ditch Company, which is considered an intangible asset.   Currently, the water shares are recorded at purchase price less the Company’s prorata share of the negative net worth in the Mutual Ditch Company.  Management evaluates the carrying value, and if necessary, will establish an impairment of value to reflect current fair market value.  Currently, there are no impairments on the land and water shares.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Two Rivers is exposed to the impact of interest rate changes and change in the market values of the Company’s investments.  Based on Two Rivers'  market  risk  sensitive instruments  outstanding  as of March 31, 2011,  as described  below,  it has determined  that there was no  material  market risk  exposure to the  Company's consolidated financial position, results of operations, or cash flows as of such date. Two Rivers does not enter into derivatives or other financial instruments for trading or speculative purposes.

INTEREST RATE RISK

At March 31, 2011, the Company’s exposure to market rate risk for changes in interest rates relates primarily to its borrowings, as well as, its mortgage services business.  Two Rivers has not used derivative financial instruments in its credit facilities.  A hypothetical 10% increase in the Prime Rate would not be significant to the Company's financial position, results of operations, or cash flows.

Two Rivers Water Company March 31, 2011 10Q

IMPAIRMENT POLICY

At least once every year, Two Rivers examines all of their assets for proper valuation and to determine if an allowance for impairment is necessary.  In terms of real estate owned, this impairment examination also includes the accumulated depreciation.   Management examines market valuations and if an additional impairment is necessary for lower of cost or market, then an impairment charge is recorded.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to the impact of interest rate changes and change in the market values of our real estate properties. Based on our market risk sensitive instruments outstanding as of March 31, 2011, as described below, it was determined that there was no material market risk exposure to our consolidated financial position, results of operations, or cash flows as of such date. We do not enter into derivatives or other financial instruments for trading or speculative purposes.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on an evaluation as of the end of the first quarter ended March 31, 2011, our Chief Financial Officer has concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and in providing reasonable assurance that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management and board,, as appropriate to allow timely decisions regarding required disclosures.

Two Rivers Water Company March 31, 2011 10Q

Remediation of Material Weaknesses in Internal Control Over Financial Reporting

As previously disclosed in our past filings with the SEC, management identified material weaknesses in our internal control over financial reporting for the years ended December 31, 2010 and 2009. The weaknesses that the Company previously disclosed related to (a) our lack of adequate processes for monitoring our financial reporting and accounting processes and our failure to conduct a comprehensive review of our account balances and transactions; (b) our lack of appropriate processes and procedures, including inadequate segregation of duties; and (c) our lack of appropriate processes and procedures in relation to the timely review of material documents and transactions for accounting and disclosure purposes. In order to remediate these material weaknesses management plans to retain accounting and financial consultants later in 2011 to assist in the designed and implementation of processes and controls to ensure that (a) all material transactions are properly recorded, reviewed and approved; (b) all significant accounts are reconciled on a timely basis; (c) duties are properly segregated; and, (d) complex accounting issues are properly evaluated and accounted for in accordance with GAAP.

We believe that while not all of the previously identified material weaknesses are fully remediated, our processes are improving and we anticipate making additional improvements in our internal control over financial reporting in fiscal year 2011.

Two Rivers Water Company March 31, 2011 10Q

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

Two Rivers Water Company March 31, 2011 10Q

ITEM 2.   CHANGES IN SECURITIES

During the three months ended March 31, 2010 the Company’s Board authorized a private placement of up to 5,000,000 shares at $1.00 per share to accredited investors.   As of March 31, 2010 the Company had accepted subscriptions representing 1,335,000 shares.

Exemption From Registration Claimed

All of the above sales by the Company of its unregistered securities were made by the Company in reliance upon Rule 506 of Regulation D of the Securities Act of 1933, as amended (the "1933  Act").  All of the  individuals  and/or  entities  that purchased the unregistered securities were primarily existing shareholders,   known  to  the  Company  and  its  management,   through  pre-existing  business relationships,   as  long  standing  business  associates.   All purchasers  were  provided  access  to  all  material  information,  which  they requested,  and all  information  necessary to verify such  information and were afforded access to management of the Company in connection with their purchases. All purchasers of the  unregistered  securities  acquired such  securities  for investment and not with a view toward distribution, acknowledging such intent to the Company.  All certificates or agreements  representing  such securities that were issued contained  restrictive legends,  prohibiting further transfer of the certificates or agreements representing such securities, without such securities either being first  registered  or  otherwise  exempt from  registration  in any further resale or disposition.

During the three months ended March 31, 2010, the Company converted 1,905,948 of its stock options to Restrictive Stock Units (“RSUs”).  The Board also granted 2,200,000 RSUs to the Company’s key employees.

During the three months ended March 31, 2011, the Company exchanged 722,222 of its common stock for the retirement of $1,500,000 of Mutual Ditch Company seller financing.

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

Two Rivers Water Company March 31, 2011 10Q

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

Two Rivers Water Company March 31, 2011 10Q

SIGNATURES

   Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TWO RIVERS WATER COMPANY (Registrant)
Dated: May 10, 2011	By: /s/ John McKowen
Chief Executive Officer & Chairman of the Board
By: /s/ Wayne Harding
Chief Financial Officer & Principal Accounting Officer

Two Rivers Water Company March 31, 2011 10Q