Form 10-Q
period 2011-06-30
TWO RIVERS WATER Co
filed 2011-08-11
CIK 1302946

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011
Or
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
Yes |X| No |_|

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
Yes |_| No |X|

As of August 1, 2011 there were 22,650,114 shares outstanding of the registrant's Common Stock.

TWO RIVERS WATER COMPANY AND SUBSIDIARIES
Condensed Consolidated Balance Sheets  (In Thousands)

	June 30, 2011	December 31, 2010
ASSETS:	Unaudited
Current Assets:
Cash and cash equivalents	$383	$645
Accrued interest receivable	1	3
Advances and accounts receivable	70	38
Farm product (Note 2)	135	-
Deposits	41	-
Prepaid expenses	161	13
Total Current Assets	791	699
Property, equipment and software, net	956	156
Other Assets
Prepaid Cost Offering	195	-
Land (Note 2)	1,615	1,279
Water rights and infrastructure (Note 2)	27,216	24,216
Options on real estate and water shares (Note 2)	-	100
Dam construction (Note 2)	521	489
Discontinued operations - assets held for sale (Notes 2, 6)	103	259
Total Other Assets	29,650	26,343
TOTAL ASSETS	$31,397	$27,198

LIABILITIES & STOCKHOLDERS' EQUITY:
Current Liabilities:
Accounts payable	$436	$463
Current portion of notes payable (Note 3)	63	-
Accrued liabilities	268	114
Total Current Liabilities	767	577
Notes Payable - Long Term (Note 3)	12,358	9,128
Total Liabilities	13,125	9,705

Stockholders' Equity:
Common stock, $0.001 par value, 100,000,000 shares authorized, 22,325,114 and 19,782,916 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	22	20
Additional paid-in capital	33,155	28,949
Accumulated (deficit)	(17,040)	(13,587)
Total Two Rivers Water Company Shareholders' Equity	16,137	15,382
Noncontrolling interest in subsidiary (Note 2)	2,135	2,111
Total Stockholders' Equity	18,272	17,493
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$31,397	$27,198

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

TWO RIVERS WATER COMANY AND SUBSIDIARIES
Condensed Consolidated Statements of Operations  (In Thousands)

	Three Months Ended		Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Revenue
Member assessments	$48	$35	$48	$53

Operating Expenses:
General and administrative	1,773	957	2,836	1,675
Depreciation and amortization	35	8	49	13
Total operating expenses	1,808	965	2,885	1,688
(Loss) from operations	(1,760)	(930)	(2,837)	(1,635)

Other income (expense)
Net interest expense	(215)	(115)	(383)	(133)
Gain (Loss) on extinguishment of notes payable	-	-	(188)	-
Other income (expense)	1	(39)	8	(88)
Total other income (expense)	(214)	(154)	(563)	(221)
Net (Loss) from continuing operations before taxes	(1,974)	(1,084)	(3,400)	(1,856)
Income tax (provision) benefit	-	-	-	-
Net (Loss) from continuing operations	(1,974)	(1,084)	(3,400)	(1,856)

Discontinued Operations (Note 10)
Loss from operations of discontinued real estate and mortgage business	(9)	(363)	(31)	(525)
Income tax (provision) benefit	-	-	-	-
(Loss) on discontinued operations	(9)	(363)	(31)	(525)
Net (Loss)	(1,983)	(1,447)	(3,431)	(2,381)
Net loss (income) attributable to the noncontrolling interest (Note 2)	(24)	200	(24)	273
Net (Loss) attributable to Two Rivers Water Company	$(2,007)	$(1,247)	$(3,455)	$(2,108)

(Loss) Per Share - Basic and Dilutive:
(Loss) from continuing operations	(0.09)	(0.10)	(0.16)	(0.17)
(Loss) from discontinued operations	-	(0.03)	-	(0.05)
Total	$(0.09)	$(0.13)	$(0.16)	$(0.22)

Weighted Average Shares Outstanding:
Basic and Dilutive	22,054	11,267	21,054	10,700

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

TWO RIVERS WATER COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (In Thousands)

	For the six months ended June 30,
	2011	2010
Cash Flows from Operating Activities:
Net (Loss)	$(3,431)	$(2,381)
Adjustments to reconcile net income or (loss) to net cash (used in) operating activities:
Depreciation (including discontinued operations)	27	32
Amortization of debt issuance costs and pre-paids	114	-
Legendary Investment sale and write off	-	49
Increase in reserves and impairments	-	337
Recapture of impairments from REOs sold	-	(75)
Loss from REOs sold (discontinued operations)	-	(17)
(Gain) Loss on sale of investments and assets held	27	(40)
Noncontrolling interest in loss	-	273
Loss on extinguishment of notes payables	188	-
Stock based compensation and warrant expense	1,456	630
Stock for Services	367	-
Changes in operating assets and liabilities:
Decrease (increase) in deposits, prepaid expenses and other assets	(177)	13
Farm product	(135)	(113)
(Increase) in accounts receivable	(32)	(53)
Decrease in income tax receivable	-	62
Decrease in L/T Mortgage	129	-
(Decrease) increase in accounts payable	(27)	257
Increase in accrued liabilities and other	156	(6)
Net Cash (Used in) Operating Activities	(1,338)	(1,032)

Cash Flows from Investing Activities:
Investments (increased)/decreased
Boston real estate and other residential real estate	-	(269)
Proceeds from REO properties and other assets sold	-	498
Proceeds from asset held for sale	-	176
Proceeds from fixed assets sold	-	13
Purchase of property, equipment and software	(707)	(128)
Purchase of land, water shares, infrastructure	(336)	(5,939)
Dam construction	(32)	(273)
Net Cash Provided by/(Used in) Investing Activities	(1,075)	(5,922)

Continued on next page

Continued from previous page

Cash Flows from Financing Activities:
Proceeds from issuance of convertible notes	$2,000	$-
Payment of offering costs	(219)	-
Proceeds from financing	-	-
Payment on convertible notes	(38)	-
Payment on Note Payable	(100)	-
Payment for settlement of note payable	(105)	-
Options and warrants exercised	613	-
Increase in long term borrowings	-	4,944
Retirement of Common Stock	-	(6)
Private placement - net of offering costs	-	1,620
Net Cash Provided by Financing Activities	2,151	6,558
Net Increase in Cash & Cash Equivalents	(262)	(396)
Beginning Cash & Cash Equivalents	645	616
Ending Cash & Cash Equivalents	$383	$220

Supplemental Disclosure of Cash Flow Information
Non-controlling interest	$24	$(345)
Cash paid for Interest	$242	$78
Cash received from Income tax refunds	$-	$61
Conversion of note receivable for loan on land	$-	$295
Common stock issued for land and water share purchase	$-	$500
Increase in Water Shares due to acquisition costs	$-	$174
Increase in note receivable from sale of Legendary Investment	$-	$9
Common stock issued in conjunction with extinguishment of notes payable	$1,500	$-
Acquisition of Orlando Reservoir for Seller financed note payable	$3,000	$-
Equipment purchases financed	$120	$-

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

TWO RIVERS WATER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Six Months Ended June 30, 2011 and June 30, 2010
 (Unaudited)

NOTE 1 – ORGANIZATION AND BUSINESS

GENERAL

The following is a summary of some of the information contained in this document.  Unless the context requires otherwise, references in this document to “Two Rivers Water Company,” “Two Rivers,” or the “Company” is to Two Rivers Water Company and its subsidiaries. The “Farming Business” refers to Two Rivers’ development and operating of irrigated farmlands.  The “Water Business” refers to Two Rivers’ acquisition of water rights, the improvement of water storage and distribution assets and the use of water rights in farming and other markets.

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

On January 28, 2011, Two Rivers through a wholly-owned subsidiary, TRW Orlando Water Assets, LLC, purchased the Orlando Reservoir (“Orlando”) containing 3,110 acre feet of storage and 9 cubic feet per second (cfs) of direct flow water rights for $3,100,000.

In the six months ended June 30, 2011, Two Rivers completed a $2,000,000 convertible debt offering to fund the development of farmland, water assets and other related assets held in Two Rivers Farms F-1, LLC (“F-1”), a wholly owned subsidiary.

On April 5, 2011, the Company formed Two Rivers Farms F-2, LLC (“F-2”) to acquire and dedicate 1,500 acres of farmland and associated water rights to grow organic alfalfa and hay.  F-2 farmland will be prepared and planted in the fall of 2011 to begin production in 2012.  In June, 2011, the Company offered $6,000,000 through a convertible debt offering in order to fund the transfer and purchase of farming land, water shares, irrigation, and land preparation for the 1,500 acres.  On July 22, 2011, the Company closed on $3,355,000 of this offering.

SUBSIDIARIES

Two Rivers is the parent company and owns 100% of HCIC Holdings LLC (“HCIC”), Two Rivers Water LLC, and Two Rivers Farms LLC.  HCIC owns 91% of the Mutual Ditch Company as of June 30, 2011.   Two Rivers Farms, LLC owns 100% of Two Rivers Farms F-1, LLC and Two Rivers Farms F-2, LLC.

Two Rivers Water Company June 30, 2011 10Q

HCIC HOLDINGS, LLC

On August 17, 2009, Two Rivers, and Two Rivers Basin, LLC an unrelated Colorado limited liability company (“TRB”), formed HCIC, a joint venture.

On September 14, 2010, the Company obtained 100% ownership of HCIC.  The owners of TRB were issued 7,500,000 shares of the Company’s common stock in exchange for 100% of their ownership in HCIC.  This transaction was booked at fair value and substantiated by an independent third party appraisal as of March 2, 2010 and updated as of September 30, 2010.

HUERFANO-CUCHARAS IRRIGATION COMPANY

Huerfano-Cucharas Irrigation Company (“Mutual Ditch Company”); a Colorado Mutual Ditch Company is located in Huerfano and Pueblo counties in the State of Colorado.  The Mutual Ditch Company owns water rights, water storage and distribution systems in Huerfano and Pueblo counties.  As of June 30, 2011 and December 31, 2010, HCIC owned 91% of Mutual Ditch Company.

TWO RIVERS FARMS, LLC

The Company formed Two Rivers Farms, LLC (“Farms”) to reintroduce agriculture activity in Huerfano and Pueblo counties in Colorado.  With the planned re-construction of the main reservoir (the Cucharas Reservoir) owned by the Mutual Ditch Company, Farms plans to lease water from the Mutual Ditch Company and other sources to produce agriculture crops.

Two Rivers intends to hold whatever ownership interest it has in the Farming Business within Two Rivers Farms, LLC and the wholly owned subsidiaries of Farms.

During the 2010 growing season, approximately 400 acres of land were farmed. The crops were wheat and feed corn.  During the 2011 season, Farms, through a lease with F-1 plans to re-plant 500 acres of land with hay and alfalfa for production in 2012.  Farms, through a lease with F-2, plans to prepare 1,500 acres of farmland and plant organic alfalfa for production in 2012.

TWO RIVERS FARMS F-1, LLC

On January 21, 2011 the Company formed Two Rivers Farms F-1, LLC (“F-1” and previously registered with the Colorado Secretary of State as Two Rivers Farms T-1, LLC) to hold certain farming assets and as an entity to acquire debt for the Company’s expansion of the Farm Business.   F-1 leases the farm land and farming assets back to Farms as the operator of farming activities.

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

Two Rivers Water Company June 30, 2011 10Q

DISCONTINUED OPERATIONS

Two Rivers is completing the sale or dissolution of its prior business entities including, Legendary Investment Group, LLC (“Legendary”) sold on June 30, 2010; Northsight, Inc. (formerly Navidec Mortgage Holdings, Inc.), and Southie Developments (“Southie”).  Together these entities are referred to as “Discontinued Operations.”

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Information

The interim financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) as promulgated in Item 210 of Regulation S-X.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been condensed or omitted pursuant to such SEC rules and regulations.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial position as of June 30, 2011, results of operations for the three months and six months ended June 30, 2011 and 2010, and cash flows for the six months ended June 30, 2011 and 2010, as applicable, have been made.  The results for these interim periods are not necessarily indicative of the results for the entire year.  The accompanying financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s Form 10-K.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Two Rivers and its subsidiaries, HCIC, Mutual Ditch Company, Farming, Water, and its Discontinued Operations.  All significant inter-company balances and transactions have been eliminated in consolidation.

Non-controlling Interest

Non-controlling interest is recorded for the Mutual Ditch Company that are consolidated but are not wholly owned by the Company.

As of June 30, 2011 and December 31, 2010, respectively, the non-controlling members’ equity in the Mutual Ditch Company was $2,135,000 and $2,111,000.

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

Two Rivers Water Company June 30, 2011 10Q

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

As of June 30, 2011, the Company had approximately $349,000 in an individual bank demand deposit, of which $250,000 is covered by FDIC insurance.  All other bank accounts were under the FDIC insurance limit of $250,000.

Management reviews accounts receivable periodically and reduces the carrying amount by a valuation allowance that reflects management's best estimate of amounts that may not be collectible.  Allowances, if any, for uncollectible accounts receivable are determined based upon information available and historical experience.  As of June 30, 2011 there was an allowance of $144,000 against a long term mortgage balance of $247,000 and as of December 31, 2010, there was an allowance of $144,000 against a long term mortgage balance of $371,000.

No revenues to unaffiliated customers represented 10% or more of the Company’s revenue for the three and six months ended June 30, 2011 and 2010, nor the year ended December 31, 2010.

Fair Value of Financial Instruments and Other Assets

The Company records fair value of monetary and nonmonetary instruments in accordance with FASB Accounting Standards Codification (“ASC”) ASC 820 Fair Value Measurements and Disclosures.  The ASC establishes a framework for measuring fair value, establishes a fair value hierarchy based on inputs used to measure fair value, and expands disclosure about fair value measurements. Adopting this statement has not had an effect on the Company’s financial condition, cash flows, or results of operations.

In accordance with ASC 820 (as amended by Accounting Standards Update 2011-04), the financial instruments have been categorized, based on the degree of subjectivity inherent in the valuation technique, into a fair value hierarchy of three levels, as follows:

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

Two Rivers Water Company June 30, 2011 10Q

The appraisal performed by an engineering company of the Mutual Ditch Company used Level 2 inputs whereby the water rights were valued using comparable prices in markets that are not active.  The infrastructure of the Mutual Ditch Company, including water storage, ditches and diversion points, was valued at replacement cost less physical obsolescence and deterioration.

As of June 30, 2011 the Company possesses water rights whose fair value will be measured at least on an annual basis.  The Company possesses financial instruments of a short-term nature, such as cash, prepaid expenses, advances receivable, accounts payable accrued liabilities, and advances payable, whose fair value approximates carrying value due to their short maturities.

As of June 30, 2011 and December 31, 2010, the Company has long term debt.  The carrying amount of this long term debt approximated fair value based upon the terms and conditions currently available to the Company in comparison to the terms and conditions of the existing debt.

Farm Product

As the growing season progresses, the Company invests in farm inputs.  These inputs are capitalized, carried as current assets, and when the crop is sold, recognized as a cost of the crop sold.

Discontinued Operations Assets Held for Sale

The Company carries its notes receivable at cost or loan balance, subject to management’s estimate of impairments.  The book value of these financial instruments, after adjustment of the impairments, is representative of their fair values. As of June 30, 2011, the Company had a total of $103,000 invested in a mortgage receivable, net of an allowance for bad debt of $144,000.  On December 31, 2010, the Company had a total of $227,000 invested in a mortgages receivable, net of an allowance for bad debt of $144,000.

The Company owns property it acquired through foreclosing proceedings.  At December 31, 2010, the property was held for sale.  During the six months ended June 30, 2011, this property was sold.

	June 30, 2011	Dec 31, 2010
Real estate owned	$-	123,000
Allowance for:
Real Estate owned – depreciation	-	-
Real Estate owned – impairments	-	93,000
Total	$-	30,000

Intangibles

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

Options on Land and water shares

Upon purchasing water shares and land, or options thereon, the value is recorded at purchase price.  Management evaluates the carrying value, and if the carrying value is in excess of fair market value, will establish an impairment allowance to reflect current fair market value.  Currently, there are no impairments on the land and water shares.  No amortization or depreciation is taken on the water shares and land, respectively.

Two Rivers Water Company June 30, 2011 10Q

Dam construction

The Company has commenced engineering for the reconstruction of the dam owned by the Mutual Ditch Company.  These costs are capitalized, added to the cost of the dam, and not amortized or depreciated until the dam reconstruction is completed in accordance with ASC 360 and 835.

Convertible Debt

During the six months ended June 30, 2011, the Company closed on $2,000,000 in convertible notes.  These notes bear interest at 5% plus 1/3 of the crop profit that was financed through the convertible notes.   The convertible debt has a conversion feature to convert at each $2.50 share of debt into one share of the Company’s common stock.   In accordance with applicable accounting guidance, the Company valued the convertible notes at its carrying value which approximated fair value since at the time of issue there was no beneficial conversion feature with the current price of the Company’s stock being less than the conversion price.  Further, the convertible option of the note cannot be separated nor valued from the note.

Revenue Recognition

Farm Revenues

Revenues from farming operations are recognized when sold into the market.  All direct expenses related to farming operations are capitalized as inventory and recognized as a direct cost of sale upon the sale of the crops.

Water Revenues

The Company recognizes revenues from water leases when the water is consumed and invoiced.

Stock Based Compensation

Beginning January 1, 2006, the Company adopted the provisions of ASC 718, Compensation – Stock Compensation and accounts for stock-based compensation in accordance with ASC 718.  Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which generally is the vesting period.  The Company elected the modified-prospective method, under which prior periods are not revised for comparative purposes.  The valuation provisions of ASC 718 apply to new grants and to grants that were outstanding as of the effective date and are subsequently modified.

All options granted prior to the adoption of ASC 718 and outstanding during the periods presented were fully-vested at the date of adoption.

Two Rivers Water Company June 30, 2011 10Q

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

The dilutive effect of 4,615,474 Restrictive Stock Units (“RSUs”), 1,586,533 options and 100,000 warrants at June 30, 2011, has not been included in the determination of diluted earnings per share since they would be anti-dilutive.

Recently issued Accounting Pronouncements

There were various accounting standards and interpretations issued in the six months ended June 30, 2011, none of which are expected to have a material impact on the Company’s financial position, operations or cash flows.

NOTE 3 – NOTES PAYABLE

Beginning on September 17, 2009, Two Rivers began acquiring shares in the Mutual Ditch Company and related land from a Mutual Ditch Company shareholder.  As part of these acquisitions, many of the sellers financed notes payable with Two Rivers and HCIC.  As of December 31, 2010, these loans totaled $9,126,000. As of June 30, 2011, these loans totaled $7,401,000.   The notes carry interest at 6% per annum, interest payable monthly, the principal amounts due at various dates from September 1, 2012 through March 31, 2013, and are collateralized by the Mutual Ditch Company shares and land.

As of June 30, 2011, of the $7,401,000 in seller carry back notes, $2,114,000 provides the holders the right to convert some or all of the amounts owing into the Company’s stock at $1/share to $1.25/share.  The holder can convert anytime until the note is paid. These notes are due March 31, 2013 and September 30, 2013 with 6% annual interest, with the interest paid monthly.

During the six months ended June 30, 2011, the Company exchanged $1,575,000 in Mutual Ditch Company debt into 722,222 shares of the Company’s stock, a cash payment of $37,500, and $37,500 in an unsecured note due September 30, 2011.   An expense due to loss on extinguishment of note payable of $272,000 was recognized due to the difference between the stock price conversion and the fair market value of the Company’s common stock.

During the six months ended June 30, 2011, the Company offered holders of HCIC notes the option of an early payoff in exchange for a discount on the face amount of the note.   A total of $189,000 of notes was retired early and a gain on forgiveness of the HCIC notes of $84,000 was recognized and is netted against the loss of extinguishment of note payables in the statement of operations.

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

Two Rivers Water Company June 30, 2011 10Q

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

Note	June 30, 2011 principal balance	June 30, 2011 accrued interest	Interest rate	Security
Mutual Ditch seller carry back	$7,401,000	$-	6%	Shares in the Mutual Ditch Company
Orlando purchase	2,900,000	37,000	Various	Orlando assets
Convertible debt	2,000,000	25,000	5%	F-1 assets
Equipment loans	119,000	-	5 - 8%	Specific equipment
Total	$12,420,000	$62,000

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

Two Rivers Water Company June 30, 2011 10Q

Operating results for each of the segments of the Company are as follows (in thousands):

	For the six months ended June 30, 2011					For the six months ended June 30, 2010
	Parent	Farms	Water	Discon- tinued Ops	Total	Parent	Farms	Water	Discon-tinued Ops	Total
Revenue
Assessments	$-	-	48	-	48	-	-	53	-	53
Other & misc.	-	-	-	-	-	-	-	-	-	-
Gross Profit	-	-	48	-	-	-	-	53	-	53

Total Operating Expenses	(2,409)	(248)	(228)	-	(2,885)	(1,266)	(23)	(399)	-	(1,688)
Total Other Income/(Expense)	(37)	(100)	(426)	-	(563)	(49)	1	(173)	-	(221)
Net (Loss) Income from continuing operations before income taxes	(2,446)	(348)	(606)	-	(3,400)	(1,315)	(22)	(519)	-	(1,856)
Income Taxes (Expense)/Credit	-	-	-	-	-	-	-	-	-	-

Net Income (Loss) from continuing operations	(2,446)	(348)	(606)	-	(3,400)	(1,315)	(22)	(519)	-	(1,856)

Discontinued operations:
(Loss) gain from operations of discontinued real estate and mortgage business	-	-	-	(31)	(31)	11	-	-	(536)	(525)
Income tax benefit	-	-	-	-	-	-	-	-	-	-
Loss on discontinued operations	-	-	-	(31)	(31)	11	-	-	(536)	(525)

Non-controlling interest	-	-	(24)	-	(24)	-	-	273	-	273

Net (Loss) Income	$(2,446)	(348)	(630)	(31)	(3,455)	(1,304)	(22)	(246)	(536)	(2,108)

Segment assets	$888	1,002	29,497	9	31,397	827	208	13,161	2,496	16,692

Two Rivers Water Company June 30, 2011 10Q

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

A summary of the Two Rivers option plan is as follows:

	Shares	Weighted Average Exercise Price
Outstanding, December 31, 2010	1,745,562	$1.37
Granted	293,333	$1.49
Cancelled	-	-
Expired	-	-
Exercised	452,362	$1.25
Outstanding, June 30, 2011	1,586,533	$1.42
Options Exercisable , June 30, 2011	1,526,533	$1.37

During the year ended December 31, 2010, $72,000 in option and warrant expense was recognized.  During the six months ended June 30, 2011, $456,000 in option and warrant expense was recognized, and $44,000 options issued at fair value was recorded as cost of debt (interest expense).

Northsight has an option plan with 200,000 options outstanding and exercisable at June 30, 2011. If all of the Northsight options outstanding at June 30, 2011 were exercised, the impact on the minority interest would be immaterial.

During the year ended December 31, 2010, the Company converted 1,905,948 of its stock options to RSUs.  Under ASC 718, a computation was made to perform a fair value of the options and the fair value of the RSUs.  Further, during the year ended December 31, 2010, an additional 3,807,140 RSUs were granted to the Company’s key employees.  The expense recognized for the year ended December 31, 2010 is $4,841,000.  During the six months ended June 30, 2011, the expense recognized was $999,000. The remaining unamortized amount, including stock option expense, is $6,013,000.  Upon the change of RSU vesting schedules, the valuation of the RSUs were recomputed and amortized in 2010.  The RSUs vest over a three year period, beginning in January, 2011.

During the three months ended June 30, 2011, the Company issued 253,333 options with a $1.25/share strike price and vesting immediately to a consultant for compensation of the consultant’s work in the F-1 convertible debt offering and closing.  Using the black shoals method, the fair value of these options  is estimated to be $526,000.  This amount is being amortized over the three-year life of the convertible note, or $44,000 per quarter and is recognized as interest/debt expense.

Two Rivers Water Company June 30, 2011 10Q

	Shares	Exercise Price
Outstanding, January 1, 2010	-
Granted	5,713,088	$-
Cancelled	-
Expired	-
Exercised	-
Outstanding, December 31, 2010	5,713,088
Granted	50,000
Cancelled	-
Expired	-
Exercised	1,147,614	$-
Outstanding, June 30, 2011	4,615,474	$-
RSUs Exercisable , June 30, 2011	-	$-

Warrants

As of June 30, 2011, the Company has 100,000 warrants outstanding, with an excise price of $1.00/share and expiring on December 31, 2011.  During the six months ended June 30, 2011, 50,000 warrants were exercised at $1/share with net proceeds of $50,000 to the Company.

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

The assets to be liquidated are presented at the lower of cost or current market values, as of June 30, 2011 and December 31, 2010 and are detailed as follows:

(in thousands)	June 30, 2011	Dec 31, 2010
Mortgages receivable	$247	373
Other real estate owned	-	123
Subtotal	247	496
Less allowances and depreciation	(144)	(237)
Net book value of property to sell	103	259
Less amounts owed on real estate to be sold	-	-
Net projected proceeds from discontinued operations assets held for sale	$103	259

Within the discontinued operations, during the six months ended June 30, 2011 and 2010, the Company recognized a loss on disposal of real estate of $27,000 and $44,000 respectively.

Within the discontinued operations, during the six months ended June 30, 2011 and 2010, the Company had $0 and $41,000 in revenue net of $44,000 loss on REO sales, respectively.

Within the discontinued operations, during the three months ended June 30, 2011 and 2010, the Company recognized a loss on disposal of real estate of $8,000 and $52,000 respectively.

Two Rivers Water Company June 30, 2011 10Q

Within the discontinued operations, during the three months ended June 30, 2011 and 2010, the Company had $0 and $68,000 in revenue plus an $8,000 gain on REO sales, respectively.

Because it is Management’s estimate that the above assets to be sold are stated at current fair market value, when these assets are sold it is projected not to be a further gain or loss.  However, market conditions can change which would then cause a gain or loss to be recognized upon sale.

These assets are held in the Company’s subsidiary, Northsight.

NOTE 7 – LEGAL PROCEEDINGS

Please refer to the Company’s December 31, 2010 10K filing.  There have been no material changes since the 10K filing.

NOTE 8 – SUBSEQUENT EVENTS

This section includes all subsequent events through the date the financial statements were available to be issued.

Subsequent to June 30, 2011 and through August 9, 2011, the Company had the following material items:
-
The Orlando purchase agreement was modified to include the purchase of the assets through a non-affiliated entity with the entity also owning land.  On July 29, 2011, $700,000 was paid toward the purchase of the entity and 325,000 of the Company’s common shares were issued to the sellers.

-
A grantee of 740,474 RSU shares returned the shares the Company; thereby refusing to take delivery of the shares for income tax purposes.  Under IRS regulations, the grantee has up to 12 months to take delivery of the shares.

The Company closed on the initial funding of $3,740,000 of the F-2 $6,000,000 offering. The offering includes warrants.  With the initial closing, 1,496,000 warrants have been issued with a strike price of $2.50/share.

Two Rivers Water Company June 30, 2011 10Q

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

The Farming Business is seasonal.   Further, we are buying farmland that has not been productive for many years.  We expend capital preparing the land for farming, acquiring water rights, building efficient irrigation systems in order for the land to grow crops.  Further, farm inputs (expenses relating to planting and growing the crops) are expended during planting until harvest.   These expenses are capitalized as Farm Product and then expensed when the harvest and sale of crops occur.    Each calendar quarter, the Company’s management assesses the need for any impairment of the crop based on the anticipated sales price and yield of the crops planted.

The Company is planning to add another 1,500 acres for crop production.  We are targeting land in Huerfano County, Colorado to grow organic alfalfa and hay.   The capital to purchase and develop the 1,500 acres of farmland and the associated water rights will be met through a planned “Series B” convertible debt offering to accredited investors.   The offering was issued in June, 2011 and $3,740,000 was closed through August 5, 2011.

Results of Operations

For the three Months Ended June 30, 2011 Compared to the three Months Ended June 30, 2010

During the three months ended June 30, 2011, we recognized revenues from continuing operations of $48,000 compared to $35,000 in revenues from continuing operations during the three months ended June 30, 2010.   Revenues were a result of Mutual Ditch Company assessments not paid by the Company.

Two Rivers Water Company June 30, 2011 10Q

Within our discontinued operations, during the three months ended June 30, 2011 and 2010 we recognized revenues of $ -0- compared to $17,000 (not including of $8,000 gain from REO sales), respectively.  The decrease of $17,000 in our discontinued operations is a result of our company’s new focus on the Farming and Water Business and the liquidation of our legacy mortgage and real estate business.

Operating expenses from continuing operations during the three months ended June 30, 2011 and 2010 were $1,808,000 and $965,000, respectively.  The increase of $843,000 is primarily due to the non-cash expense of granting of options, warrants and restrictive stock units ($959,000 for the three months ended June 30, 2011 compared to $362,000 for the three months ended June 30, 2010).  Management expects the expenses will continue to increase as we expand our business focus in irrigated farming and water.

For continuing operations, during the three months ended June 30, 2011 and 2010, we recognized a net loss of $1,974,000 and $1,084,000, respectively.  The increased loss of $890,000 is due from an increase of stock based compensation expense and our rapid expansion of the Farming and Water Business.

For the Six Months Ended June 30, 2011 Compared to the Six Months Ended June 30, 2010

During the six months ended June 30, 2011, we recognized revenues from continuing operations of $48,000 compared to $53,000 in revenues from continuing operations during the six months ended June 30, 2010.   Revenues were a result of Mutual Ditch Company assessments not paid by the Company.

Within our discontinued operations, during the six months ended June 30, 2011 and 2010 we recognized revenues of $ -0- compared to $41,000 (net of $44,000 loss from REO sales), respectively.  The decrease of $41,000 in our discontinued operations is a result of our company’s new focus on the Farming and Water Business and the liquidation of our legacy mortgage and real estate business.

Operating expenses from continuing operations during the six months ended June 30, 2011 and 2010 were $2,885,000 and $1,688,000, respectively.  The increase of $1,197,000 is primarily due to the non-cash expense of granting of options, warrants and restrictive stock units ($1,456,000 for the six months ended June 30, 2011 compared to $579,000 for the six months ended June 30, 2010).  Management expects the expenses will continue to increase as we expand our business focus in irrigated farming and water.

For continuing operations, during the six months ended June 30, 2011 and 2010, we recognized a net loss of $3,400,000 and $1,856,000, respectively.  The increased loss of $1,544,000 is due from an increase of stock based compensation expense and our rapid expansion of the Farming and Water Business.

LIQUIDITY

From the Company’s inception through June 30, 2011, we have funded our operations primarily from the following sources:
-	Equity proceeds through private placements of Two Rivers securities and convertible debt;
-	Revenue generated from operations;
-	Loans and lines of credit (none currently available);
-	Sales of residential properties acquired through deed-in-lieu actions;
-	Sales of equity investments, and
-	Proceeds from the exercise of legacy Navidec, Inc. Options

Two Rivers Water Company June 30, 2011 10Q

Cash flow from operations has not historically been sufficient to sustain our operations without the above additional sources of capital.  As of June 30, 2011, the Company had cash and cash equivalents of $383,000.  Cash flow consumed by our operating activities totaled 1,338,000 for the six months ended June 30, 2011 compared to operating activities consuming $1,032,000 for the six months ended June 30, 2010.

As of June 30, 2011, the Company had $791,000 in current assets and $767,000 in current liabilities.  The Company intends to continue with its strategy of expanding their Farming and Water Business.  Capital for this expansion and support of operations is generated from private placement of its convertible debt offerings.

Cash flows used by our investing activities for the six months ended June 30, 2011 were $1,075,000 compared to $5,922,000 for the six months ended June 30, 2010.  The decrease is primarily due to the completion of our purchases of the shares in the Mutual Ditch Company partially offset by investments in farming equipment, farming irrigation and the Orlando water rights, water storage and land purchase.

Net cash produced in financing activities was $2,151,000 for the six months ended June 30, 2011 compared to a production of cash of $6,558,000 for the six months ended June 30, 2010.  During the six months ended June 30, 2011 we completed our convertible debt offering of $2,000,000 retired selected debt and had $50,000 in warrant exercises.

During the six months ended June 30, 2010, we generated $4,944,000 in cash from Mutual Ditch Company seller financing and $1,620,000 from our private placement.

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

Two Rivers Water Company June 30, 2011 10Q

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Two Rivers is exposed to the impact of interest rate changes and change in the market values of the Company’s investments.  Based on Two Rivers'  market  risk  sensitive instruments  outstanding  as of June 30, 2011,  as described  below,  it has determined  that there was no  material  market risk  exposure to the  Company's consolidated financial position, results of operations, or cash flows as of such date. Two Rivers does not enter into derivatives or other financial instruments for trading or speculative purposes.

INTEREST RATE RISK

At June 30, 2011, the Company’s exposure to market rate risk for changes in interest rates relates primarily to its borrowings, as well as, its mortgage services business.  Two Rivers has not used derivative financial instruments in its credit facilities.  A hypothetical 10% increase in the Prime Rate would not be significant to the Company's financial position, results of operations, or cash flows.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to the impact of interest rate changes and change in the market values of our real estate properties. Based on our market risk sensitive instruments outstanding as of June 30, 2011, as described below, it was determined that there was no material market risk exposure to our consolidated financial position, results of operations, or cash flows as of such date. We do not enter into derivatives or other financial instruments for trading or speculative purposes.

Two Rivers Water Company June 30, 2011 10Q

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on an evaluation as of the end of the first quarter ended June 30, 2011, our Chief Financial Officer has concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and in providing reasonable assurance that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, specifically the Chief Executive Officer and Chief Financial Officer and board, as appropriate to allow timely decisions regarding required disclosures.

As required by SEC Rule 15d-15(b), our Chief Executive Officer carried out an evaluation under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to   Exchange Act Rule 15d-14 as of June 30, 2011.  Based on the foregoing  evaluation, our Chief Executive Officer has concluded and determined that our internal controls over financial reporting and therefore our disclosure controls and procedures are ineffective in timely alerting him to material information required  to be included in our  periodic  SEC filings and to ensure that information required to be disclosed in  our periodic SEC filings is accumulated and communicated to our management, including our Chief Executive Officer, to allow timely decisions regarding required disclosure.

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

We believe that while not all of the previously identified material weaknesses are fully remediated, our processes are improving and we anticipate making additional improvements in our internal control over financial reporting in fiscal year 2011.  However, due to our size it will be unlikely we can justify the hiring of the necessary staff to implement controls required to fully satisfy COSO procedures.

There  was no material change in our  internal  control  over  financial  reporting  that occurred  during the period,  that has  materially affected,  or is reasonably  likely to materially  affect,  our internal control over financial reporting.

Two Rivers Water Company June 30, 2011 10Q

PART II.  OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

Please refer to the Company’s December 31, 2010 10K filing.

ITEM 1A.    RISK FACTORS

Not applicable to Smaller Reporting Issuers.

ITEM 2.   CHANGES IN SECURITIES

During the period of April 1, 2011 through June 30, 2011, the Company made no issuances of its unregistered securities.

During the six months ended June 30, 2011, the Company exchanged 722,222 shares of its common stock for the retirement of $1,500,000 of Mutual Ditch Company seller financing.

Exemption From Registration Claimed

All of the sales by the Company of its unregistered securities were made by the Company in reliance upon Section 4(2) of the Securities Act of 1933, as amended (the “1933 Act”) and Regulation D promulgated thereunder. All of the individuals and/or entities listed above that purchased the unregistered securities were almost, all known to the Company and its management, through pre-existing business relationships, as long standing business associates and/or employees. All purchasers were provided access to all material information, which they requested, and all information necessary to verify such information and were afforded access to management of the Company in connection with their purchases. All purchasers of the unregistered securities acquired such securities for investment and not with a view toward distribution, acknowledging such intent to the Company. All certificates or agreements representing such securities that were issued contained restrictive legends, prohibiting further transfer of the certificates or agreements representing such securities, without such securities either being first registered or otherwise exempt from registration in any further resale or disposition.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

NONE

ITEM 4.   (RESERVED AND REMOVED)

ITEM 5.   OTHER INFORMATION

NONE

Two Rivers Water Company June 30, 2011 10Q

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

Two Rivers Water Company June 30, 2011 10Q

SIGNATURES

   Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TWO RIVERS WATER COMPANY (Registrant)
Dated: August 10, 2011	By: /s/ John McKowen
Chief Executive Officer & Chairman of the Board
By: /s/ Wayne Harding
Chief Financial Officer & Principal Accounting Officer