Form 10-Q/A
period 2011-06-30
TWO RIVERS WATER Co
filed 2011-08-12
CIK 1302946

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

Two Rivers Water Company
Explanatory Note

The purpose of the Form 10–Q/A to Two Rivers Water Company’s quarterly report of Form 10–Q for the quarter ended June 30, 2011, filed with the Securities and Exchange Commission on August 11, 2011 (the “Form 10–Q”), is solely to furnish Exhibit 101 to the Form 10–Q in accordance with Rule 405 of Regulation S–T.

No other changes have been made to the Form 10–Q.  This Amendment speaks as of the original filing date of the form 10–Q, does not reflect events that may have occurred subsequent to the original filing date and does not modify or update in any way disclosures made in the original Form 10–Q.

Pursuant to rule 406T of Regulation S–T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Act of 1934, as amended, and otherwise are not subject to liability under those sections.

ITEM 6.   EXHIBITS

The following is a complete list of exhibits filed as part of this Form 10K. Exhibit number corresponds to the numbers in the Exhibit table of Item 601 of Regulation S-K.

Number	Description

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act	Previously Filed
31.2	Certification of Principal Financial Officer pursuant to the Section 302 of the Sarbanes-Oxley Act	Previously Filed
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act	Previously Filed
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act	Previously Filed

101.INS	XBRL Instance Document	Filed Herewith
101.SCH	XBRL Taxonomy Extension	Filed Herewith
101.CAL	XBRL Extension Calculation Linkbase	Filed Herewith
101.DEF	XBRL Extension Definition Linkbase	Filed Herewith
101.LAB	XBRL Extension Label Linkbase	Filed Herewith
101.PRE	XBRL Presentation Linkbase	Filed Herewith

SIGNATURE

   Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TWO RIVERS WATER COMPANY (Registrant)
Dated: August 12, 2011	By: /s/ Wayne Harding
Chief Financial Officer & Principal Accounting Officer