Form 10-Q
period 2011-09-30
TWO RIVERS WATER Co
filed 2011-11-08
CIK 1302946

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011
Or
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
Yes |_| No |X|

As of November 1, 2011 there were 22,995,114 shares outstanding of the registrant's Common Stock.

		Page
Item 1	Financial Statements (Unaudited)
	Condensed Consolidated Balance Sheets September 30, 2011 and December 31, 2010	1
	Condensed Consolidated Statements of Operations – Three months and Nine months ended September 30, 2011 and 2010	2
	Condensed Consolidated Statements of Cash Flows – Nine months ended September 30, 2011 and 2010	3
	Notes to Condensed Consolidated Financial Statements	5
Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3	Quantitative and Qualitative Disclosures About Market Risk	23
Item 4	Controls and Procedures	23
PART II – OTHER INFORMATION
Item 1	Legal Proceedings	25
Item 2	Changes in Securities	25
Item 3	Defaults Upon Senior Securities – Not Applicable
Item 4	Removed and Reserved.
Item 5	Other Information – Not Applicable
Item 6	Exhibits	26
	SIGNATURES	27

Two Rivers Water Company -- September 30, 2011 -- 10Q

TWO RIVERS WATER COMPANY AND SUBSIDIARIES
Condensed Consolidated Balance Sheets  (In Thousands)

	Sept 30, 2011	December 31, 2010
ASSETS:	Unaudited
Current Assets:
Cash and cash equivalents	$1,941	$645
Marketable securities	149	-
Accrued interest receivable	1	3
Advances and accounts receivable	69	38
Farm product (Note 2)	26	-
Deposits	80	-
Prepaid expenses	-	13
Total Current Assets	2,266	699
Property, equipment and software, net	1,206	156
Other Assets
Debt issuance costs	785	-
Land (Note 2)	2,690	1,279
Water rights and infrastructure (Note 2)	27,216	24,216
Options on real estate and water shares (Note 2)	50	100
Dam construction (Note 2)	509	489
Discontinued operations - assets held for sale (Notes 2, 6)	-	259
Total Other Assets	31,250	26,343
TOTAL ASSETS	$34,722	$27,198

LIABILITIES & STOCKHOLDERS' EQUITY:
Current Liabilities:
Accounts payable	$425	$463
Current portion of notes payable (Note 3)	24	-
Accrued liabilities	309	114
Total Current Liabilities	758	577
Notes Payable - Long Term (Note 3)	13,361	9,128
Total Liabilities	14,119	9,705

Stockholders' Equity:
Common stock, $0.001 par value, 100,000,000 shares authorized, 22,995,114 and 19,782,916 shares issued and outstanding at Sept 30, 2011 and December 31, 2010, respectively	23	20
Additional paid-in capital	37,401	28,949
Accumulated (deficit)	(18,950)	(13,587)
Total Two Rivers Water Company Shareholders' Equity	18,474	15,382
Noncontrolling interest in subsidiary (Note 2)	2,129	2,111
Total Stockholders' Equity	20,603	17,493
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$34,722	$27,198

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

Two Rivers Water Company -- September 30, 2011 -- 10Q

TWO RIVERS WATER COMANY AND SUBSIDIARIES
Condensed Consolidated Statements of Operations  (In Thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Revenue
Member assessments	$25	$34	$73	$83

Operating Expenses:
General and administrative	1,932	800	4,769	2,475
Depreciation and amortization	24	8	73	21
Total operating expenses	1,956	808	4,842	2,496
(Loss) from operations	(1,931)	(774)	(4,769)	(2,413)

Other income (expense)
Net interest expense	(251)	(109)	(634)	(283)
Gain (Loss) from previous non-controlling interest	-	(273)	-	-
Gain (Loss) on extinguishment of notes payable	384	-	196	-
Other income (expense)	(18)	(37)	(10)	(125)
Total other income (expense)	115	(419)	(448)	(408)
Net (Loss) from continuing operations before taxes	(1,816)	(1,193)	(5,217)	(2,821)
Income tax (provision) benefit	-	-	-	-
Net (Loss) from continuing operations	(1,816)	(1,193)	(5,217)	(2,821)

Discontinued Operations (Note 10)
Loss from operations of discontinued real estate and mortgage business	(100)	(150)	(131)	(630)
Income tax (provision) benefit from discontinued operations	-	-	-	-
(Loss) on discontinued operations	(100)	(150)	(131)	(630)
Net (Loss)	(1,916)	(1,343)	(5,348)	(3,451)
Net loss (income) attributable to the noncontrolling interest (Note 2)	7	(9)	(18)	-
Net (Loss) attributable to Two Rivers Water Company	$(1,909)	$(1,352)	$(5,366)	$(3,451)

(Loss) Per Share - Basic and Dilutive:
(Loss) from continuing operations	$(0.08)	$(0.08)	$(0.24)	$(0.19)
(Loss) from discontinued operations	-	(0.01)	-	(0.05)
Total	$(0.08)	$(0.09)	$(0.24)	$(0.24)

Weighted Average Shares Outstanding:
Basic and Dilutive	22,054	15,522	21,832	14,387

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

Two Rivers Water Company -- September 30, 2011 -- 10Q

TWO RIVERS WATER COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (In Thousands)

	For the nine months ended Sept 30,
	2011	2010
Cash Flows from Operating Activities:
Net (Loss)	$(5,348)	$(3,451)
Adjustments to reconcile net income or (loss) to net cash (used in) operating activities:
Depreciation (including discontinued operations)	73	49
Amortization of debt issuance costs and pre-paids	55	-
Legendary Investment sale and write off	-	49
Increase in reserves and impairments	-	463
Loss from REOs sold (discontinued operations)	-	44
(Gain) Loss on sale of investments and assets held	131	132
(Gain) on extinguishment of notes payables	(196)	-
Stock based compensation and warrant expense	2,103	990
Stock for Services	559	-
Net change in operating assets and liabilities	54	295
Net Cash (Used in) Operating Activities	(2,569)	(1,429)

Cash Flows from Investing Activities:
Investments (increased)/decreased:
Boston real estate and other residential real estate	-	1,925
Proceeds from REO properties and other assets sold	-	498
Proceeds from asset held for sale	-	176
Proceeds from fixed assets sold	-	18
Purchase of property, equipment and software	(978)	(131)
Purchase of land, water shares, infrastructure	(1,032)	(8,423)
Dam construction	(20)	(310)
Net Cash Provided by/(Used in) Investing Activities	(2,030)	(6,247)

Cash Flows from Financing Activities:
Proceeds from issuance of convertible notes	7,332	-
Payment of offering costs	(653)	-
Payment on convertible notes	(38)	-
Payment on Note Payable	(1,254)	-
Payment for settlement of note payable	(105)	-
(Decrease) in short term borrowings	-	(950)
Options and warrants exercised	613	-
Increase in long term borrowings	-	6,951
Retirement of Common Stock	-	(5)
Private placement - net of offering costs	-	2,204
Net Cash Provided by Financing Activities	5,895	8,200
Net Increase in Cash & Cash Equivalents	1,296	524
Beginning Cash & Cash Equivalents	645	616
Ending Cash & Cash Equivalents	$1,941	$1,140
Continued on the next page.

Two Rivers Water Company -- September 30, 2011 -- 10Q

Continued from previous page.

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$353	$88
Cash received from income tax refunds	$-	$501
Conversion of note receivable for loan on land	$-	$295
Common stock issued for land and water share purchase	$-	$500
Increase in water shares due to acquisition costs	$-	$174
Common stock issued in conjunction with extinguishment of notes payable	$3,056	$-
Acquisition of Orlando Reservoir for seller financed note payable	$187	$-
Stock issued for partial payment for the purchase of Orlando Reservoir No.2, LLC	$1,557	$-
Equipment purchases financed	$146	$-
Fair value of warrants issued with Series B offering	$1,675	$-
Warrants for debt issuance costs	$174	$-

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

Two Rivers Water Company -- September 30, 2011 -- 10Q

TWO RIVERS WATER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Nine Months Ended September 30, 2011 and September 30, 2010
 (Unaudited)

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

Two Rivers currently operates irrigated farming operations along with a water acquisition, development and distribution business in southern Colorado.  Detailed information on Two Rivers’ Business and organization is available in the Company’s 2010 10K filing and in the Company’s S-1 filing.

On January 28, 2011, Two Rivers through a wholly-owned subsidiary, TRW Orlando Water Assets, LLC, purchased the Orlando Reservoir (“Orlando”) containing 3,110 acre feet of storage and 9 cubic feet per second (cfs) of direct flow water rights for $3,100,000.

In the nine months ended September 30, 2011, Two Rivers completed two convertible debt offerings.  In February 2011, a $2,000,000 convertible debt offering was completed to fund the development of farmland, water assets and other related assets held in Two Rivers Farms F-1, LLC (“F-1”), a wholly owned subsidiary.  In August 2011, a $5,332,000 convertible debt offering, with warrants, was completed to fund the development of farmland, water assets and other related assets held in Two Rivers Farms F-2, LLC as discussed below.

On April 5, 2011, the Company formed Two Rivers Farms F-2, LLC (“F-2”) to acquire and dedicate 1,500 acres of farmland and associated water rights to grow organic alfalfa and hay.  Part of the F-2 farmland will be prepared and planted in the fall of 2011 to begin production in 2012.  The remaining F-2 farmland will be planted in early 2012.

SUBSIDIARIES

Two Rivers is the parent company and owns 100% of HCIC Holdings LLC (“HCIC”), Two Rivers Water LLC, and Two Rivers Farms LLC.  HCIC owns 91% of the Mutual Ditch Company as of September 30, 2011.   Two Rivers Farms, LLC owns 100% of Two Rivers Farms F-1, LLC and Two Rivers Farms F-2, LLC.

Two Rivers Water Company -- September 30, 2011 -- 10Q

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

HUERFANO-CUCHARAS IRRIGATION COMPANY

Huerfano-Cucharas Irrigation Company (“Mutual Ditch Company”); a Colorado Mutual Ditch Company located in Huerfano and Pueblo counties in the State of Colorado.  The Mutual Ditch Company owns water rights, water storage and distribution systems in Huerfano and Pueblo counties.  As of September 30, 2011 and December 31, 2010, HCIC owned 91% of Mutual Ditch Company.

TWO RIVERS FARMS, LLC

The Company formed Two Rivers Farms, LLC (“Farms”) to reintroduce agriculture activity in Huerfano and Pueblo counties in Colorado.  With the planned re-construction of the main reservoir (the Cucharas Reservoir) owned by the Mutual Ditch Company, Farms plans to lease water from the Mutual Ditch Company and other sources to produce agriculture crops.

Two Rivers intends to hold whatever ownership interest it has in the Farming Business within Two Rivers Farms, LLC and the wholly owned subsidiaries of Farms.   F-1 contains 500 irrigable farmland acres and F-2, upon farmland preparation, which is expected in early 2012, will contain 1,500 irrigable farmland acres.

During the 2010 growing season, approximately 400 acres of land were farmed. The crops were wheat and feed corn.

During the 2011 season, Farms, through a lease with F-1 re-planted 10 acres of land with hay and alfalfa for production in 2012.  The remaining F-1 acreage and F-2 acreage will be prepared in early 2012 for production in 212.  Presently, the main targeted crop is   organic alfalfa.

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

Two Rivers Water Company -- September 30, 2011 -- 10Q

TWO RIVERS WATER, LLC

The Company formed Two Rivers Water, LLC to secure additional water rights, rehabilitate water storage structures and to develop one or more special water districts.

DISCONTINUED OPERATIONS

Two Rivers is completing the sale or dissolution of its prior business entities including, Legendary Investment Group, LLC (“Legendary”) sold on September 30, 2010; Northsight, Inc. (“Northsight,” formerly Navidec Mortgage Holdings, Inc.), and Southie Developments (“Southie”).  Together these entities are referred to as “Discontinued Operations.”

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Information

The interim financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) as promulgated in Item 210 of Regulation S-X.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been condensed or omitted pursuant to such SEC rules and regulations.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial position as of September 30, 2011, results of operations for the three months and nine months ended September 30, 2011 and 2010, and cash flows for the nine months ended September 30, 2011 and 2010, as applicable, have been made.  The results for these interim periods are not necessarily indicative of the results for the entire year.  The accompanying financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s Form 10-K.

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

As of September 30, 2011 and December 31, 2010, respectively, the non-controlling members’ equity in the Mutual Ditch Company was $2,129,000 and $2,111,000.

Reclassification

Certain amounts previously reported have been reclassified to conform to current presentation.

Two Rivers Water Company -- September 30, 2011 -- 10Q

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

Concentration of Credit Risk

Financial instruments that potentially subject Two Rivers to significant concentrations of credit risk include cash equivalents, deposits, available for sale investments, notes receivable and trade accounts receivable.  The Company maintains its cash and investment balances in the form of bank demand deposits, money market accounts, commercial papers and short-term notes with financial institutions that management believes to be of high credit quality.  Accounts receivable are typically uncollateralized and are derived from transactions with and from customers primarily located in the United States.

As of September 30, 2011, the Company had approximately $1,756,000 in an individual bank demand deposit, of which $250,000 is covered by FDIC insurance.  Management believes the risk of loss to be low. All other bank accounts were under the FDIC insurance limit of $250,000.

Management reviews accounts receivable periodically and reduces the carrying amount by a valuation allowance that reflects management's best estimate of amounts that may not be collectible.  Allowances, if any, for uncollectible accounts receivable are determined based upon information available and historical experience.  As of September 30, 2011 there was an allowance of $240,000 against a long term mortgage balance of $240,000 and therefore this amount was removed from the Company’s accounting records.  During the three months ended September 30, 2011 the debtor stopped paying on this receivable and our attorneys have been unable to make contact with the debtor to arrange payment terms.  As of December 31, 2010, there was an allowance of $144,000 against a long term mortgage balance of $371,000.

No revenues to unaffiliated customers represented 10% or more of the Company’s revenue for the three and nine months ended September 30, 2011 and 2010, nor the year ended December 31, 2010.

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

Level 1.  Inputs are unadjusted, quoted prices in active markets for identical instruments at the measurement date (e.g. U.S. Government securities and active exchange traded equity securities.)

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

Two Rivers Water Company -- September 30, 2011 -- 10Q

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

During the three months ended September 30, 2011, the Company purchased 100% interest in the Orlando Reservoir No. 2, LLC, (“Orlando”) an unrelated entity.  Management has commenced the appraisals necessary to assess the fair values of the tangible and intangible assets and liabilities, if any, assumed, and goodwill as of the acquisition dates.  As the values of certain assets and liabilities are preliminary in nature, they are subject to adjustment as additional information is obtained about the facts and circumstances that existed as of the acquisition date.  The valuations will be finalized within 6 months of the close of the acquisition.  When the valuations are finalized, any changes to the preliminary valuation of assets acquired and liabilities assumed may result in significant adjustments to the fair value of the net identifiable assets acquired and goodwill.

At the time of the acquisitions, the fair values of the assets acquired and liabilities assumed were preliminary determined to be the values based on a prior purchase and sale agreements between  the members of Orlando and the Company.  Management expects that the final appraisals of Orlando could result in changes, however it is not anticipated that the final appraisal amounts will necessitate a material write down of assets purchased.

As of September 30, 2011 the Company possesses water rights whose fair value will be measured at least on an annual basis.  The Company possesses financial instruments of a short-term nature, such as cash, prepaid expenses, advances receivable, accounts payable accrued liabilities, and advances payable, whose fair value approximates carrying value due to their short maturities.

As of September 30, 2011 and December 31, 2010, the Company has long term debt.  The carrying amount of this long term debt approximated fair value based upon the terms and conditions currently available to the Company in comparison to the terms and conditions of the existing debt.

Marketable Securities

The Company’s investment securities held in a brokerage account consist generally of covered puts and calls on precious metal ETFs on precious metals.  The marketable securities are classified as available for sale and recorded at fair market value. Realized gains (losses) on marketable securities are recorded in the statements of operations.  Unrealized gain/loss on the investments for the period was not significant.

Currently we only invest in highly liquid ETFs which have accurate and active markets.  Therefore, the bid price is an effective measurement of the value.

Two Rivers Water Company -- September 30, 2011 -- 10Q

Farm Product

As the growing season progresses, the Company invests in farm inputs.  These inputs are capitalized, carried as current assets, and when the crop is sold, recognized as a cost of the crop sold.  As of September 30, 2011 and 2010, $26,000 and $ -0-, respectively, has been recognized as Farm Product.

Discontinued Operations Assets Held for Sale

The Company carries its notes receivable at cost or loan balance, subject to management’s estimate of impairments.  The book value of these financial instruments, after adjustment of the impairments, is representative of their fair values. On December 31, 2010, the Company had $227,000 invested in mortgages receivables, net of an allowance for bad debt of $144,000.  During the nine months ended September 30, 2011, the Company collected $131,000 against these receivables.  During the three months ended September 30, 2011, the Company’s management determined that the remaining mortgage receivable should be written off and removed from the books, which resulted in a $96,000 write down.  This write down decision was made due to the debtor halting payments and the inability to reach the debtor.

The Company owns property it acquired through foreclosing proceedings.  At December 31, 2010, the property was held for sale.  During the nine months ended September 30, 2011, this property was sold for $23,000, which caused an additional $7,000 loss.

	Sept 30, 2011	Dec 31, 2010
Real estate owned	$-	123,000
Allowance for:
Real Estate owned – depreciation	-	-
Real Estate owned – impairments	-	(93,000)
Total	$-	30,000

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

Two Rivers Water Company -- September 30, 2011 -- 10Q

Dam construction

The Company has commenced engineering for the reconstruction of the dam owned by the Mutual Ditch Company.  These costs are capitalized, added to the cost of the dam, and not amortized or depreciated until the dam reconstruction is completed in accordance with ASC 360 and 835.

Convertible Debt

During the nine months ended September 30, 2011, the Company closed on $2,000,000 in convertible notes (“Series A”).  These notes bear interest at 5% plus 1/3 of the crop profit that was financed through the convertible notes.  The convertible debt has a conversion feature to convert at each $2.50 share of debt into one share of the Company’s common stock.  In accordance with applicable accounting guidance, the Company valued the convertible notes at its carrying value which approximated fair value since at the time of issue there was no beneficial conversion feature with the current price of the Company’s stock being less than the conversion price.  Further, the convertible option of the note cannot be separated nor valued from the note.

In June 2011, the Company offered a $5,332,000 convertible debt offering (“Series B”).  This offering was closed at the end of August, 2011.  This offering financed the land, water rights, and irrigation for F-2.  The terms of this debt is interest at 6% per annum and 10% of the net-crop revenue of production of farm product from land owned by F-2.  The Noteholders have the right to convert debt into Company common stock at $2.50/share.  The note is due June 30, 2014.  When the debt was issued and closed, the Company’s stock was traded for less than the conversion, so no additional beneficial interest was recognized.  Further, the convertible option of the note cannot be separated nor valued from the note.  In conjunction with the Series B, the Company issued 2,132,800 warrants to the debt holders that can be converted into the Company shares at $2.50 through December 31, 2012.  It also issued 171,000 $2.50/share warrants to three broker-dealers with an expiration of September 30, 2014.  The fair value of these warrants is $149,000.

Revenue Recognition

Farm Revenues

Revenues from farming operations are recognized when sold into the market.  All direct expenses related to farming operations are capitalized as inventory and recognized as a direct cost of sale upon the sale of the crops.

Water Revenues

The Company recognizes revenues from water leases when the water is delivered and invoiced.

Two Rivers Water Company -- September 30, 2011 -- 10Q

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

The dilutive effect of 4,615,474                                                       Restrictive Stock Units (“RSUs”), 1,727,866 options and 100,000 warrants at September 30, 2011, has not been included in the determination of diluted earnings per share since they would be anti-dilutive.

Recently issued Accounting Pronouncements

There were various accounting standards and interpretations issued in the nine months ended September 30, 2011, none of which are expected to have a material impact on the Company’s financial position, operations or cash flows.

NOTE 3 – NOTES PAYABLE

Beginning on September 17, 2009, Two Rivers began acquiring shares in the Mutual Ditch Company and related land from a Mutual Ditch Company shareholder.  As part of these acquisitions, many of the sellers financed notes payable with Two Rivers and HCIC.  As of December 31, 2010, these loans totaled $9,126,000. As of September 30, 2011, these loans totaled $7,401,000.   The notes carry interest at 6% per annum, interest payable monthly, the principal amounts due at various dates from September 1, 2012 through March 31, 2013, and are collateralized by the Mutual Ditch Company shares and land.

As of September 30, 2011, of the $7,401,000 in seller carry back notes, $2,114,000 provides the holders the right to convert some or all of the amounts owing into the Company’s stock at $1/share to $1.25/share.  The holder can convert anytime until the note is paid. These notes are due March 31, 2013 and September 30, 2013 with 6% annual interest, with the interest paid monthly.

During the nine months ended September 30, 2011, the Company exchanged $1,575,000 in Mutual Ditch Company debt into 722,222 shares of the Company’s stock, a cash payment of $37,500, and $37,500 in an unsecured note due September 30, 2011.  An expense due to loss on extinguishment of note payable of $272,000 was recognized due to the difference between the stock price conversion and the fair market value of the Company’s common stock.

Two Rivers Water Company -- September 30, 2011 -- 10Q

During the nine months ended September 30, 2011, the Company offered holders of HCIC notes the option of an early payoff in exchange for a discount on the face amount of the note.  A total of $189,000 of notes was retired early and a gain on forgiveness of the HCIC notes of $84,000 was recognized and is netted against the loss of extinguishment of note payables in the statement of operations.

On January 28, 2011, the Company purchased water storage and direct flow from the Orlando Reservoir No. 2 Company, LLC (“Orlando”) for $3,100,000, which consisted of a cash payment of $100,000 and a seller financed note payable of $3,000,000.  The note was due January 28, 2014.  Interest is to be paid based on 50% of the Company’s gross profits received from all of the Company’s crop operations payment or sales where the water assets from Orlando are used and $40 per acre foot of water used.  The Company is accruing interest at 5% per annum until a better estimate can be made on the payments to be made to Orlando.  The holder of the note has an option to convert the amount of all outstanding principal and accrued and unpaid interest into common stock of Two Rivers at the conversion price of $4.00 per share.

In July 2011, the Company and Orlando renegotiated the purchase of Orlando for 650,000 shares of the Company stock, $1,412,500 cash payment and a seller carryback note of $187,500.  The Company shares were valued at $1,557,000.

In February 2011 the Company offered a $2,000,000 Series A convertible debt offering.  This offering was closed at the end of February, 2011.  This offering financed the land, water rights, irrigation, and farm equipment for F-1.  The terms of this debt is interest at 6% per annum, one-third of the crop profit and the right to convert debt into Company common stock at $2.50/share.  The note is due March 31, 2014.  When the debt was issued and closed, the Company’s stock was trading for less than the conversion, so no additional beneficial interest was recognized.  Further, the one-third of crop profit will be recognized as a interest expense upon the sale of the crop.

In June, 2011, the Company offered a $5,332,000 Series B convertible debt offering.  This offering was closed at the end of August, 2011.  This offering financed the land, water rights, and irrigation for F-2.  The terms of this debt is interest at 6% per annum and 10% of the net-crop revenue of production of farm product from land owned by F-2.  The Noteholders have the right to convert debt into Company common stock at $2.50/share.  The note is due June 30, 2014.  When the debt was issued and closed, the Company’s stock was trading for less than the conversion, so no additional beneficial interest was recognized.

Further, the convertible option of the note cannot be separated nor valued from the note.  In conjunction with the Series B, the Company issued 2,132,800 warrants to the debt holders that can be converted into the Company shares at $2.50 through December 31, 2012.  The Company also issued 171,000 $2.50/share warrants to three broker-dealers with an expiration of September 30, 2014.  The fair value of the warrants issued was computed at $1,675,000 for the debt holder warrants and $149,000 for the broker dealer warrants, for a total of $1,824,000.  This amount was recorded as a discount on the note and is amortized over the life of the note to interest expense utilizing the effective-interest method.

Two Rivers Water Company -- September 30, 2011 -- 10Q

Below is a summary of the Company’s long term debt:

Note	Sept 30, 2011 principal balance	Sept 30, 2011 accrued interest	Interest rate	Security
Mutual Ditch seller carry back	$7,401,000	$-	6%	Shares in the Mutual Ditch Company
Orlando purchase	187,500	600	Various	188 acres of land
Convertible debt Series A	2,000,000	61,000	6%	F-1 assets
Convertible debt Series B	5,332,000	44,000	6%	F-2 assets
Equipment loans	139,000	-	5 - 8%	Specific equipment
Total	$15,059,500	$105,600
Less: Current portion	(24,000)
Less: Discount on Series A,B	(1,675,000)
Long Term portion	$13,360,500

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

Two Rivers Water Company -- September 30, 2011 -- 10Q

Operating results for each of the segments of the Company are as follows (in thousands):

	For the nine months ended Sept 30, 2011					For the nine months ended Sept 30, 2010

	Parent	Farms	Water	Discon- tinued Ops	Total	Parent	Farms	Water	Discon- tinued Ops	Total
Revenue
Assessments	$-	-	72	-	72	-	-	-	-	-
Other & misc.	-	1	-	-	1	-	18	477	-	495
Gross Profit	-	1	72	-	73	-	18	477	-	495

Total Operating Expenses	(4,059)	(483)	(299)	-	(4,841)	(1,912)	(105)	(899)	-	(2,916)
Total Other Income/(Expense)	3	238	(689)	-	(448)	(76)	(1)	(281)	-	(358)
Net (Loss) Income from continuing operations before income taxes	(4,056)	(244)	(916)	-	(5,216)	(1,988)	(88)	(703)	-	(2,779)
Income Taxes (Expense)/Credit	-	-	-	-	-	-	-	-	-	-
Net Income (Loss) from continuing operations	(4,056)	(244)	(916)	-	(5,216)	(1,988)	(88)	(703)	-	(2,779)

Discontinued operations:
(Loss) gain from operations of discontinued real estate and mortgage business	-	-	-	(131)	(131)	13	-	-	(685)	(672)
Income tax benefit	-	-	-	-	-	-	-	-	-	-
Loss on discontinued operations	-	-	-	(131)	(131)	13	-	-	(685)	(672)

Non-controlling interest	-	-	(17)	-	(17)	-	-	(9)	-	(9)
Net (Loss) Income	$(4,056)	(244)	(933)	(131)	(5,364)	(1,975)	(88)	(712)	(685)	(3,460)

Segment assets	$2,876	5,542	26,298	6	34,722	14,888	242	12,561	514	28,205

Two Rivers Water Company -- September 30, 2011 -- 10Q

NOTE 5 - EQUITY TRANSACTIONS

Stock Options and Restrictive Stock Units (RSUs)

The Company has a Stock Incentive Plan (the "Incentive Plan"), that allows the Company to grant incentive stock options and/or purchase rights (collectively "Rights") to officers, employees, former employees and consultants of the Company and its subsidiaries.  The Board has given the CEO ability to grant Rights to non-board members and non-executives of the Company.

A summary of the Two Rivers option plan is as follows:

	Shares	Weighted Average Exercise Price
Outstanding, December 31, 2010	1,745,562	$1.37
Granted	434,666	$1.44
Cancelled	-	-
Expired	-	-
Exercised	452,362	$1.25
Outstanding, Sept 30, 2011	1,727,866	$1.41
Options Exercisable , Sept 30, 2011	1,667,866	$1.26

During the year ended December 31, 2010, $72,000 in option and warrant expense was recognized.  During the nine months ended September 30, 2011, $600,501 in option and warrant expense was recognized, and $91,000 options previously issued and recorded at fair value was recorded as cost of debt and accreted to interest expense.

During the year ended December 31, 2010, the Company converted 1,905,948 of its stock options to RSUs.  Under ASC 718, a computation was made of the fair value of the options and the fair value of the RSUs.  Further, during the year ended December 31, 2010, an additional 3,807,140 RSUs were granted to the Company’s key employees.  The expense recognized for the year ended December 31, 2010 is $4,841,000.  During the nine months ended September 30, 2011, the expense recognized was $2,102,000. The remaining unamortized amount, including stock option expense, is $4,012,000.  Upon the change of RSU vesting schedules, the valuation of the RSUs were recomputed and amortized in 2010.  The RSUs vest over a three year period, beginning in January, 2011.

During the nine months ended September 30, 2011, the Company issued 434,666 options with a $1.25/share strike price and vesting immediately to a consultant as compensation for the consultant’s work in the F-1 and F-2 convertible debt offering and closing.  Using the black scholes method, the fair value of these options is estimated to be $791,091.  Since these options were issued in conjunction with the successful debt placement, the fair value is being amortized over the three-year life of the convertible note, or $47,000 per quarter and is recognized as interest expense.

Two Rivers Water Company -- September 30, 2011 -- 10Q

A summary of the Two Rivers RSU plan is as follows:

	Shares	Exercise Price
Outstanding, January 1, 2010	-
Granted	5,713,088	$-
Cancelled	-
Expired	-
Exercised	-
Outstanding, December 31, 2010	5,713,088
Granted	50,000
Cancelled	-
Expired	-
Exercised	1,147,614	$-
Outstanding, Sept 30, 2011	4,615,474	$-
RSUs Exercisable , Sept 30, 2011	-	-

Warrants

As of September 30, 2011, the Company has the following warrants outstanding:

No. of Warrants	Exercise Price Per Share	Expiration Date
100,000	$1.00	December 31, 2011
2,132,800	$2.50	December 31, 2012
170,624	$2.50	September 29, 2014
750,000	$2.00	May 3, 2016

During the nine months ended September 30, 2011, 50,000 warrants were exercised at $1/share with net proceeds of $50,000 to the Company.

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

The assets to be liquidated are presented at the lower of cost or current market values, as of September 30, 2011 and December 31, 2010 and are detailed as follows:

Two Rivers Water Company -- September 30, 2011 -- 10Q

(in thousands)	Sept 30, 2011	Dec 31, 2010
Mortgages receivable	$240	$373
Other real estate owned	-	123
Subtotal	240	496
Less allowances and depreciation	(240)	(237)
Net book value of property to sell	-	259
Less amounts owed on real estate to be sold	-	-
Net projected proceeds from discontinued operations assets held for sale	$-	$259

Within the discontinued operations, during the nine months ended September 30, 2011 and 2010, the Company recognized a loss on disposal of real estate of $27,000 and $81,000, respectively.

Within the discontinued operations, during the nine months ended September 30, 2011 and 2010, the Company had $0 and $(5,000) in revenue net of $44,000 loss on REO sales, respectively.

Within the discontinued operations, during the three months ended September 30, 2011 and 2010, the Company recognized a loss on disposal of real estate of $0 and $38,000,  respectively.

Within the discontinued operations, during the three months ended September 30, 2011 and 2010, the Company had $0 and $1,000 in revenue (less a $38,000 on REO sales), respectively.

Management estimates that the above assets to be sold are stated at current fair market value.  When these assets are sold, the Company expects no gain or loss.  However, market conditions can change which would then cause a gain or loss to be recognized upon sale.

These assets are held in the Company’s subsidiary, Northsight.

NOTE 7 – LEGAL PROCEEDINGS

Please refer to the Company’s December 31, 2010 10K filing.  There have been no material changes since the 10K filing.

NOTE 8 – SUBSEQUENT EVENTS

This section includes all subsequent events through the date the financial statements were available to be issued.

Subsequent to September 30, 2011 and through November 7, 2011, the Company had the following material events:
-	The Company held its Annual Shareholder meeting on November 7, 2011. At this meeting the Company’s shareholders approved the following:
o	re-election of the existing board members;
o	appointment of Eide Bailly as the Company’s independent auditors, and
o	approval of the 2011 Long Term Stock Plan.

Two Rivers Water Company -- September 30, 2011 -- 10Q

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

Overview

Two Rivers Water Company acquires and develops high yield irrigated farmland and the associated water rights in the Huerfano and Cucharas two river basin in Southern Colorado.

The Company owns a 91% interest in the Huerfano Cucharas Irrigation Company which was purchased in 2010.  The Company also purchased the Orlando Reservoir and Butte Valley water rights in February 2011.  The Company currently has the right to store 15,000 acre-feet and in excess of 70,000 acre-feet of water annually in its reservoirs when they are fully restored.  The Company also has the right to divert in excess of 50 cubic feet per second of stream flow which historically yields 15,000 acre-feet of water annually.

The Company currently owns approximately 4,700 gross acres, which in 2012 should provide cash crops from approximately 3,000 acres of high yield irrigated farmland.  Each acre of irrigated farmland is capable of producing the equivalent of 200+ bushels of corn or 6 tons of alfalfa per acre.  The Company expects to acquire and develop in excess of 25,000 acres of high yield irrigated farmland within the Huerfano Cucharas river basin within the next 5 years.

The Company expects to acquire and develop the right to divert and store an additional 55,000 acre-feet of water within the next five years.  The Company has several economic advantages within the Huerfano Cucharas river basin as a result of its ownership and control of its water storage facilities and diversion canals. The Company’s water assets provide an economic advantage compared to other water assets which are tributary to the Arkansas River as a result of the river basin’s elevation and proximity to Pueblo, Colorado.

Two Rivers operates two core businesses, organic crop production from high yield irrigated farmland and water distribution to municipal markets in Huerfano County and the Front Range of Colorado.  The Company’s initial crop production will consist of organic premium to supreme alfalfa hay and exchange traded grains.  The Company also expects to produce organic vegetable and fruit crops when supply contracts are secured.  The Company expects to have excess water resources it acquired for agricultural purposes to also be available for municipal water users through Rotational Farm Fallowing.  Rotational Farm Fallowing is an agricultural best practice whereby portions of farm acreage are fallowed on a rotational basis each year and thereby allowing the associated water to be utilized for municipal and industrial uses.

Two Rivers Water Company -- September 30, 2011 -- 10Q

The Company is expanding operations through various funding mechanisms which include debt, convertible debt and equity capital.  From inception to date, the Company has raised over $30 million in expansion capital.

The Company is developing a business model whereby it acquires and develops agricultural assets proximate to municipal water use, thereby creating a profitable synergistic relationship between crop production and water use in other arid western regions of the United States.  The Company believes its business model can be implemented in other areas of the arid West and thereby remove the tension and conflict created by the traditional “buy and dry” practices.

Two Rivers maintains a website at www.2riverswater.com, which is not incorporated in, and is not a part of, this report.

Results of Operations

The majority of the Company’s revenue is generated from farm product.  Harvesting of the farm product mainly occurs in the third and fourth quarter of each calendar year.  Costs associated with the growing of the farm product are capitalized as inventory until the crop is harvested and sold.  The cost of the farm product is carried at lower of cost or market.

For the three Months Ended September 30, 2011 compared to the three Months Ended September 30, 2010

During the three months ended September 30, 2011, we recognized revenues from continuing operations of $25,000 compared to $34,000 in revenues from continuing operations during the three months ended September 30, 2010.   Revenues were a result of Mutual Ditch Company assessments not paid by the Company.  Revenues paid by the Company have been eliminated in consolidation.

Within our discontinued operations, during the three months ended September 30, 2011 and 2010, we recognized revenues of $ -0- compared to $1,000 (not including a loss of $38,000 on sale of property), and losses of $100,000 and $150,000, respectively.  The decrease of revenue and losses in our discontinued operations is a result of our company’s new focus on the farming and water business and the liquidation of our legacy mortgage and real estate business.

Operating expenses from continuing operations during the three months ended September 30, 2011 and 2010 were $1,956,000 and $808,000, respectively.  The increase of $1,148,000 is primarily due to a $297,000 increase in non-cash expense of granting of options, warrants and restrictive stock units, an increase of $173,000 spent on investor relations, an increase in payroll of $256,000 and a $227,000 increase in consulting expense, mostly from water engineering.     Management expects the expenses will continue to increase as we expand our business in irrigated farming and water segments.

For continuing operations, during the three months ended September 30, 2011 and 2010, we recognized a net loss of $1,816,000 and $1,193,000, respectively.  The increased loss of $623,000 is due to an increase of stock based compensation expense and our expansion of the farming and water business.

Two Rivers Water Company -- September 30, 2011 -- 10Q

For the Nine Months Ended September 30, 2011 compared to the Nine Months Ended September 30, 2010

During the nine months ended September 30, 2011, we recognized revenues from continuing operations of $73,000 compared to $83,000 in revenues from continuing operations during the nine months ended September 30, 2010.   Revenues were a result of Mutual Ditch Company assessments not paid by the Company.  Revenues paid by the Company have been eliminated in consolidation.

Within our discontinued operations, during the nine months ended September 30, 2011 and 2010 we recognized revenues of $ -0- compared to ($5,000) (net of $81,000 loss from REO sales), respectively.  The increase of $5,000 in our discontinued operations is a result of our company’s new focus on the farming and water business and the liquidation of our legacy mortgage and real estate business.

Operating expenses from continuing operations during the nine months ended September 30, 2011 and 2010 were $4,842,000 and $2,496,000, respectively.  The increase of $2,346,000 is primarily due to a $251,000 increase in investor relations expense, a $333,000 increase in payroll, a $370,000 increase in expenditures on consultants (mostly water engineers) and an increase of $1,203,000 in the non-cash expense of granting of options, warrants and restrictive stock units .

For continuing operations, during the nine months ended September 30, 2011 and 2010, we recognized a net loss of $5,217,000 and $2,821,000, respectively.  The increased loss of $2,396,000 is due from an increase of stock based compensation expense and our rapid expansion of the farming and water business.

LIQUIDITY

From the Company’s inception through September 30, 2011, we have funded our operations primarily from the following sources:
-	Equity proceeds through private placements of Two Rivers securities and convertible debt;
-	Revenue generated from operations;
-	Loans and lines of credit (none currently available);
-	Sales of residential properties acquired through deed-in-lieu actions;
-	Sales of equity investments, and
-	Proceeds from the exercise of legacy Navidec, Inc. Options

Cash flow from operations has not historically been sufficient to sustain our operations without the above additional sources of capital.  As of September 30, 2011, the Company had cash and cash equivalents of $1,941,000.  Cash flow consumed by our operating activities totaled $2,569,000 for the nine months ended September 30, 2011 compared to operating activities consuming $1,429,000 for the nine months ended September 30, 2010.

As of September 30, 2011, the Company had $2,117,000 in current assets and $758,000 in current liabilities.  The Company intends to continue with its strategy of expanding its farming and water business.  Capital for this expansion and support of operations is generated from private placement of its convertible debt offerings.

Cash flows used by our investing activities for the nine months ended September 30, 2011 were $2,030,000 compared to $6,247,000 for the nine months ended September 30, 2010.  The decrease is primarily due to the completion of our purchases of the shares in the Mutual Ditch Company.    The increases is derived from investments in farming equipment, farming irrigation and the Orlando water rights, water storage and land purchase.

Two Rivers Water Company -- September 30, 2011 -- 10Q

Net cash proceeds from financing activities was $5,895,000 for the nine months ended September 30, 2011 compared to total proceeds of cash of $8,200,000 for the nine months ended September 30, 2010.  During the nine months ended September 30, 2011 we completed our convertible debt offering of $2,000,000 and our Series B convertible debt offering of $5,332,000.   In addition, we retired selected debt and had $613,000 in warrants and options exercise.

During the nine months ended September 30, 2010, we generated $6,951,000 in cash from Mutual Ditch Company seller financing and $2,204,000 from our private placement.  We also retired bank debt against real estate owned by $950,000.

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

REVENUE RECOGNITION

The Company follows very specific and detailed guidelines in measuring revenue.  Revenue results are difficult to predict, and any shortfall in revenue or delay in recognizing revenue could cause Two Rivers’ operating results to vary significantly from quarter to quarter and could result in future operating losses.

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

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Two Rivers is exposed to the impact of interest rate changes and change in the market values of the Company’s investments.  Based on Two Rivers'  market  risk  sensitive instruments  outstanding  as of September 30, 2011,  as described  below,  it has determined  that there is no  material  market risk  exposure to the  Company's consolidated financial position, results of operations, or cash flows through September 30, 2011. Two Rivers does not enter into derivatives or other financial instruments for trading or speculative purposes.

Two Rivers Water Company -- September 30, 2011 -- 10Q

INTEREST RATE RISK

At September 30, 2011, the Company’s exposure to market rate risk for changes in interest rates relates primarily to its borrowings, as well as, its mortgage services business.  Two Rivers has not used derivative financial instruments in its credit facilities.  A hypothetical 10% increase in the Prime Rate would not be significant to the Company's financial position, results of operations, or cash flows.

IMPAIRMENT POLICY

At least once every year, Two Rivers examines all of its assets for proper valuation and to determine if an allowance for impairment is necessary.  In terms of real estate owned, this impairment examination also includes the effect of accumulated depreciation.   Management examines market valuations and, if an additional impairment is necessary for lower of cost or market, an impairment charge is recorded.

INVESTMENT RISK

From time to time Two Rivers has made investments in available for sale investments in ETFs and commodities for business and strategic purposes.  These investments, when held, are included in other long-term assets and are accounted for under the cost method since ownership is less than 20% and Two Rivers does not assert significant influence.

INFLATION

Two Rivers does not believe that, future inflation will have a material negative impact on its future operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to the impact of interest rate changes and change in the market values of our farming properties and water assets. Based on our market risk sensitive instruments outstanding as of September 30, 2011, as described below, it was determined that there was no material market risk exposure to our consolidated financial position, results of operations, or cash flows as of such date. We do not enter into derivatives or other financial instruments for trading or speculative purposes.  We do take cover positions in certain commodities, mostly through ETFs.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on an evaluation as of the end of the quarter ended September 30, 2011, our Chief Financial Officer has concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are ineffective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and in providing reasonable assurance that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, specifically the Chief Executive Officer and Chief Financial Officer and board, as appropriate to allow timely decisions regarding required disclosures.

Two Rivers Water Company -- September 30, 2011 -- 10Q

As required by SEC Rule 15d-15(b), our Chief Executive Officer carried out an evaluation, under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to   Exchange Act Rule 15d-14 as of September 30, 2011.  Based on the foregoing  evaluation, our Chief Executive Officer has concluded and determined that our internal controls over financial reporting, and therefore our disclosure controls and procedures, are ineffective in timely alerting him to material information required  to be included in our  periodic  SEC filings and does notensure that information required to be disclosed in  our periodic SEC filings is accumulated and communicated to our management, including our Chief Executive Officer, to allow timely decisions regarding required disclosures.

Remediation of Material Weaknesses in Internal Control Over Financial Reporting

As previously disclosed in our past filings with the SEC, management identified material weaknesses in our internal control over financial reporting for the years ended December 31, 2010 and 2009. The weaknesses that the Company previously disclosed related to (a) our lack of adequate processes for monitoring our financial reporting and accounting processes and our failure to conduct a comprehensive review of our account balances and transactions; (b) our lack of appropriate processes and procedures, including inadequate segregation of duties; and (c) our lack of appropriate processes and procedures in relation to the timely review of material documents and transactions for accounting and disclosure purposes. In order to remediate these material weaknesses management plans to retain accounting and financial consultants later in 2011 to assist in the design and implementation of processes and controls to ensure that (a) all material transactions are properly recorded, reviewed and approved; (b) all significant accounts are reconciled on a timely basis; (c) duties are properly segregated; and, (d) complex accounting issues are properly evaluated and accounted for in accordance with GAAP.

We believe that while not all of the previously identified material weaknesses are fully remediated, our processes are improving and we anticipate making additional improvements in our internal control over financial reporting for the remainder of fiscal year 2011.  Additionally, in October 2011, the Company engaged an independent internal control consultant to review the Company’s internal controls over financial transactions and reporting  However, due to our size it will be unlikely we can justify the hiring of the necessary staff to implement controls required to fully satisfy COSO standards.

Two Rivers Water Company -- September 30, 2011 -- 10Q

PART II.  OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

Please refer to the Company’s December 31, 2010 10K filing.

ITEM 1A.    RISK FACTORS

Not applicable to Smaller Reporting Issuers.

ITEM 2.   CHANGES IN SECURITIES

During the period of July 1, 2011 through September 30, 2011, the Company made the following issuances of its unregistered securities.

During the nine months ended September 30, 2011, the Company exchanged 722,222 shares of its common stock for the retirement of $1,500,000 of Mutual Ditch Company seller financing.  The Company issued 650,000 shares of its common stock as part payment for the purchase of the Orlando Reservoir No. 2, LLC.

During the nine months ended, the Company issued 2,132,800 warrants with a $2.50 exercise price, expiring December 31, 2012; 170,624 warrants with a $2.50 exercise price expiring September 1, 2014, and 750,000 warrants with a $2.00 exercise price expiring May 3, 2016;

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

NONE

ITEM 4.   (RESERVED AND REMOVED)

Two Rivers Water Company -- September 30, 2011 -- 10Q

ITEM 5.   OTHER INFORMATION

NONE

ITEM 6.   EXHIBITS

The following is a complete list of exhibits filed as part of this Form 10Q. Exhibit number corresponds to the numbers in the Exhibit table of Item 601 of Regulation S-K.

Number	Description
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act	Filed Herewith
31.2	Certification of Principal Financial Officer pursuant to the Section 302 of the Sarbanes-Oxley Act	Filed Herewith
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act	Filed Herewith
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act	Filed Herewith
101.INS	XBRL Instance Document	Filed Herewith
101.SCH	XBRL Taxonomy Extension Schema Document (1)	Filed Herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (1)	Filed Herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (1)	Filed Herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (1)	Filed Herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (1)	Filed Herewith

____________
(1)
 Pursuant to Rule 406T of Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

Two Rivers Water Company -- September 30, 2011 -- 10Q

SIGNATURES

   Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TWO RIVERS WATER COMPANY (Registrant)
Dated: November 8, 2011	By: /s/ John McKowen
Chief Executive Officer & Chairman of the Board

By: /s/ Wayne Harding
Chief Financial Officer & Principal Accounting Officer