Form 10-K
period 2011-12-31
TWO RIVERS WATER Co
filed 2012-03-08
CIK 1302946

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011
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
2000 South Colorado Boulevard, Annex Ste. 420, Denver, CO 80222
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (303) 222-1000

Securities registered pursuant to Section 12(b) of the Act:
Title of each class registered		Name of each exchange on which registered
Not Applicable		Not Applicable
Securities registered pursuant to Section 12(g) of the Act:
Common Stock (Title of class)

i

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
Yes |_| No |X|
The aggregate market value of voting stock held by non-affiliates of the registrant was approximately $40,472,000 as of December 31, 2011.

There were 23,616,824 shares outstanding of the registrant's Common Stock as of March 5, 2012.

[Missing

Denver
Front Range
Colorado Springs
Southern Delivery System
Arkansas River
Pueblo
Pueblo Reservoir
Sangre de Cristo Mountains
Greenhorn Mountains
25
Orlando Reservoir
Huerfano River
Cucharas Reservoir
Cucharas River
Vermejo/Trinidad Formation
0
20 mi

Two Rivers WATER COMPANY

Colorado Operations

Colorado Water Law

- Prior Appropriation Doctrine
- Judicial Administration
- Property Right

Colorado Water Issues

- Colorado River Demand exceeds Supply
- Front Range depends on Colorado River imports
- 85% of Colorado Population lives on the Front Range
- Identified municipal supply gap is 130,000 acre feet
- Aquifers are being depleted
- Aquifer Dependent Districts

Water Operations

- Restoring 1900s infrastructure at 15% of cost of new
- 2012 technology re-integrates storage, surface & ground water resources
- Gravity fed system

Farm Operations

- Potential to develop 25,000 of high yield irrigated acres at 50% of the cost of comparable
- Two Rivers owns 4,539 acres
- Expect 800 fully developed acres for 2012 Spring planting
- Expect 3,000 fully developed by end of 2012

Huerfano – Cucharas Basin

- Basin Outline
- Rivers
- Potential Farm Development
- Two River's Farms
- Two River's Canal Systems
- Vermejo/Trinidad Aquifer

Two River's Assets Characteristics

- 1,860 square miles
- Major ground water aquifer
- 77,000+ decreed capacity

Cucharas	66,360
Bradford	6,000
Orlando	3,110
Huerfano	2,017

Two Rivers Water Company 2011 Annual Report - 10K

Two Rivers Water Company 2011 Annual Report - 10K

Bibliography

Colorado Foundation for Water Education. (2009). Citizens Guide to Colorado Water Law. Denver : Colorado Foundation for Water Education.
Colorado Springs Utiltiies . (2009). Southern Delivery System. Retrieved Feburary 17, 2012, from http://www.sdswater.org/overview.asp
Colorado Water Consveration Board. (2011). Colorado's Water Supply Future. Denver: Colorado Water Conservation Board.

Driscoll, G. M. (2011, January 7). Front Range Water Planning Supply Update: Increased Storage, Increased Demands, Incerased Transmountain Diversions. Carbondale: Elk Mountain Consulting. Retrieved February 17, 2012, from http://www.rwapa.org/reports/Front_Range_Water_Supply_Planning_Update_(Final)11011.pdf

Finley, B. (2012, Feburary 17). The Denver Post. EPA wants further review of water diversion project to protect the Colorado River, p. 3.
Grantham, J. (2011). Time to Wake Up: Days of Abundant Resources and Falling Prices are Over. GMO, 18.
U.S. Department of the Interior Bureau of Reclamation . (2005, October ). SDS EIS Newsletter. Southern Delivery System Project, p. 5.

Two Rivers Water Company 2011 Annual Report - 10K

v

Unless the context requires otherwise, references in this document to “Two Rivers Water Company,” “We,” “Our,” “Us” or the “Company” is to Two Rivers Water Company and its subsidiaries.

Note about Forward-Looking Statements

This Form 10-K contains forward-looking statements, such as statements relating to our financial condition, results of operations, plans, objectives, future performance and business operations. These statements relate to expectations concerning matters that are not historical facts. These forward-looking statements reflect our current views and expectations based largely upon the information currently available to us and are subject to inherent risks and uncertainties. Although we believe our expectations are based on reasonable assumptions, they are not guarantees of future performance and there are a number of important factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements. By making these forward-looking statements, we do not undertake to update them in any manner except as may be required by our disclosure obligations in filings we make with the Securities and Exchange Commission under the federal securities laws. Our actual results may differ materially from our forward-looking statements.

PART I
ITEM 1.  BUSINESS

Summary

Two Rivers Water Company acquires and develops high yield irrigated farmland and associated water rights and infrastructure in the watershed of the Huerfano and Cucharas Rivers in Southeastern Colorado.  This combined watershed encompasses approximately 1,860 square miles and extends from the eastern crest of the Continental Divide in the Spanish Peaks and Sangre de Christo Mountains to the Huerfano River’s confluence with the Arkansas River, just downstream of Pueblo, Colorado. The elevations in the watershed thus begin at more than 14,000 feet above sea level to approximately 4,500 feet at the confluence.  As noted, the Huerfano and Cucharas Rivers are tributaries of the Arkansas River, which, in turn, is a tributary of the Mississippi River.   The Arkansas River basin is subject to legal administration under the 1948 compact between Colorado and Kansas.

In acquiring land and water assets in the Huerfano/Cucharas watershed, the Company plans to create an integrated system in which our farming assets and water assets work in synergy.  Our primary focus is the profitable production of annual crops.  As we build our agriculture business, we also acquire agriculture water rights.  In times of municipal need, we can deploy rotational farm fallowing and other conservation methods so as to reduce the need for irrigation water and thereby make surplus water available to support water users along Colorado’s Front Range.  Thus, our secondary focus is to integrate our water system with urban water delivery systems serving the Front Range.

Two Rivers Water Company 2011 Annual Report - 10K

The Company has already acquired and begun to refurbish a significant portfolio of land and water assets, some of which were first brought into use more than 100 years ago.  Because older, more senior water rights are accorded preference under Colorado water law and regulation, and because refurbishment of continuously operating facilities is more readily permitted than new construction, redevelopment of mature rights and facilities is economically and operationally preferable to establishing new rights and facilities.  Moreover, by managing an integrated land/water system in the watershed, the Company believes it has established a sustainable competitive advantage both in its farming business and in its water supply and management business.  The Company seeks to generate profits by developing each of these lines of business in tandem and in long-term balance.  However, the Company will require additional capital in order to acquire and refurbish additional assets so as to attain critical mass and achieve positive cash flow.

In 2009 and 2010, the Company accumulated, through a series of transactions, a 91% interest in the Huerfano Cucharas Irrigation Company (“Mutual Ditch Company”), a mutual irrigation company incorporated in 1944.  The Company’s acquisition of the Mutual Ditch Company shares involved the payment of cash, the issuance of seller take-back notes and the issuance of 7.5 million shares of the Company’s common stock.  The aggregate purchase price, calculated as $22,018,000, is supported by an independent appraisal commissioned by the Company following our acquisition of the Mutual Ditch Company’s shares.  Based on our controlling position, the Company has assumed effective management of the Mutual Ditch Company and, along with the residual minority shareholders, is refurbishing an extensive storage and irrigation system to support its farming operations in Huerfano and Pueblo Counties.

In February 2011, the Company also purchased, for a combination of cash and stock, the Orlando Reservoir and Butte Valley water rights as well as a small amount of nearby farmland.  During the year ended December 31, 2011, the Company commenced a construction project to refurbish and improve the Orlando Reservoir; the project was completed and successfully tested in February 2012.  Similarly, the Company is incrementally refurbishing diversion, storage and distribution facilities throughout its water asset portfolio with the overall objective of improving the portfolio’s efficiency, reliability and operational flexibility.

As of the date of this annual report, the Company has the operable right to store 15,000 acre-feet of water1 within the Huerfano and Cucharas Rivers watershed.  When the Company’s reservoirs are fully restored, we will have the operable capacity and legal right to store in excess of 70,000 acre-feet of water.  Similarly, based on its portfolio of water rights, some of which are more senior than others, the Company has the right to divert from the natural flows of the two rivers in excess of 90 cubic feet per second.  Seasonal variability in the natural flow of the rivers, as well as the priorities of other water users in the system, limits the Company’s ability to divert the decreed amounts of water on a continuous basis.  The Company’s current water rights produce a long-term historic average annual diversion of approximately 15,000 acre-feet of water which produces 9,661 acre-feet of consumptive use at the plant, an amount sufficient to fully irrigate approximately 3,000 acres of corn or organic alfalfa.

1 An acre-foot of water is the amount of water required to cover one acre to a depth of one foot. An acre-foot of water contains 325,851 gallons, generally considered enough water to supply two average households for a year. Annual irrigation of alfalfa in Southeastern Colorado consumes approximately three acre-feet of water per acre of crop.

Two Rivers Water Company 2011 Annual Report - 10K

Consumptive use is the transferable component of a water right, and is often the measure of value for a water right.  It is measured by the amount of water consumed by the plants.  For farmland that has been out of production, the amount can increase over time.  However this report shows the current historic consumptive use in our water portfolio.

The Company currently owns approximately 4,600 gross acres of irrigable farmland within the watershed of the Huerfano and Cucharas Rivers.  Based on progress in preparing this land for long-term farming, the Company expects that approximately 800 acres of our land will be in production during the 2012 growing season and an additional 2,200 acres of land developed for 2012 fall planting.   Each acre of irrigated farmland is capable of producing approximately six tons of alfalfa during a typical annual growing season.  The Company plans to acquire and develop in excess of 25,000 acres of such farmland within the Huerfano/Cucharas watershed within the next five years, subject to capital availability and operational constraints.

The Company’s ownership and control of water rights, water storage facilities and diversion canals in proximity to its irrigable farmland gives the Company a unique and sustainable economic advantage within our Southeastern Colorado sphere of farm operations.  The Company’s water assets also have inherent advantages compared to other water assets which are tributary to the Arkansas River as a result of our assets’ seniority, entitlements, elevation and proximity to Front Range communities and water conveyance facilities.  To capitalize on these advantages, the Company plans to refurbish the Cucharas Reservoir as well as smaller reservoirs currently under our ownership and control which, together with our diversion rights and facilities will allow us to store an additional 55,000 acre-feet of water (over and above our 15,000 acre-feet of currently operable storage) in the two rivers watershed within the next five years.  The additional water storage will provide reliability during dry years and dry seasons, enabling the Company to expand our farming operations to maintain balance between irrigable land and available irrigation water.

In February 2012, the Company received approval of a plan that allows use of water leased from Pueblo Board of Water Works to be stored in its reservoirs and used to irrigate farmlands in Huerfano and Pueblo County. The administrative approval follows an application filed in the Water Court by Two Rivers in December 2011 to capture high river flows during the spring runoff to make it available for farming later in the summer. The Pueblo Board of Water Works lease is for a five year period to allow Two Rivers to invest in modernizing its farms and upgrade the condition of the reservoirs. The lease period will also provide an opportunity to collaborate with other regional water purveyors by establishing the validity of the exchange.

Two Rivers Water Company plans to operate two core businesses, organic crop production from potentially high yield irrigated farmland and water supply to municipal markets in Huerfano County and the Front Range of Colorado.  The Company’s initial crop production will consist of organic premium to supreme alfalfa hay and, potentially, exchange traded grains.  The Company may also initiate production of organic vegetable and fruit crops following further development of its water asset portfolio.  Based on rotational farm fallowing and other advanced agronomy, the Company expects to be able to support long-term crop production and to supply water on a highly reliable basis for municipal water users within Southeastern Colorado.

The Company has aggressively expanded operations through various funding mechanisms, which include debt, convertible debt and equity capital.  Since inception, the Company has raised and invested over $30 million in assembling and improving assets necessary to support its two integrated businesses.  The Company plans to raise an additional $100 million to support expansion over the next five years in order to fully develop the high yield irrigated farmland and water assets within and in proximity to the Huerfano/Cucharas watershed.  We cannot make any assurances that we will be able to raise such funds or whether we would be able to raise such funds on terms that are acceptable to us.

Two Rivers Water Company 2011 Annual Report - 10K

The Company is developing a business model whereby it acquires and develops agricultural assets (both land and associated water rights and facilities) to create a profitable, synergistic relationship between crop production and other water uses in the arid western regions of the United States.

Corporate Evolution

Prior to 2009, the Company was named Navidec Financial Services, Inc. (“Navidec”) and had been engaged in mortgage lending and other enterprises unrelated to its current lines of business.  The Company was incorporated in the state of Colorado on December 20, 2002. On July 28, 2009, Navidec formed a wholly-owned Colorado corporation for the purpose of acquiring farm and water assets in the Huerfano/Cucharas watershed.  On November 19, 2009, with shareholder approval, Navidec changed its name to Two Rivers Water Company.

The Farming and Water Business in Colorado

Water is a scarce and crucial commodity in the Western United States. As world markets present increasing demand for high quality food, the arable land and water required to produce food and fiber make those resources more valuable. In Colorado, both land and water rights are real property rights that transfer by deed.  Allocation of water is based on appropriation date; the first date the water was beneficially used, meaning that senior (older) water rights are much more valuable. Colorado’s hydraulic dilemma is that 85% of the water consumed in Colorado is on the Front Range, the east side of the Continental Divide, while 85% of the precipitation falls to the west in the Colorado River basin.  Precipitation on the Front Range and water diverted from the Colorado River watershed, drain to the Mississippi through the South Platte and Arkansas Rivers.

The Colorado River supplies water for Arizona, California, Colorado, Nevada, New Mexico, Utah, and Wyoming. Although Colorado reserved the right to consume about 500,000 acre-feet of water per year under the Colorado Compact of 1922, the sustainable use of Colorado River water, particularly through further diversion to the Front Range, has been severely restricted. Because most of the Colorado River Basin States have seen tremendous growth in populations and water demands over the past few decades, Colorado has had to look for other resources to meet the needs of its growing Front Range communities.  A substantial but unsustainable portion of the new water demands on the Front Range has been met through pumping water from underground aquifers which, as a result, have become depleted and more expensive to manage.  As a further result, many Front Range communities have sought to replace or supplement their groundwater resources with renewable surface water supplies such as those being refurbished by the Company.

Further, the increased world population and rising incomes are increasing the demand for high quality food and fiber, yet there has been a reduction of arable land and pressure on finite water supplies to keep up with this demand. As a result, food production, distribution and prices are experiencing a paradigm shift. (Grantham, 2011, p. 1).

Two Rivers Water Company recognizes this opportunity and is developing an integrated system to re-aggregate and refurbish dispersed water assets and efficiently use them to irrigate farmland. In addition to producing valuable agricultural products, this irrigated farmland can be operated as a flexible “water bank” to support municipal use in Huerfano County and, through exchanges, along the Front Range. Based on the foundation of efficient and independently profitable farming, the Company plans to manage our water assets, through rotational farm fallowing and other farm water conservation techniques, to provide a reliable and affordable source of supplemental water for municipal and industrial use without damaging our farming business.  Rotational farm fallowing is an agricultural practice whereby portions of farm acreage are fallowed on a rotational basis each year and thereby allow the water, which would otherwise be used for irrigation to be diverted for alternative beneficial uses.

Two Rivers Water Company 2011 Annual Report - 10K

Water in Colorado’s Front Range

Along the Front Range of Colorado, water is a scarce and valuable resource. Natural precipitation varies widely throughout the year and from one year to another. Rivers which flood with the spring melt from the snowpack in the mountains may be refreshed only with the occasional thunderstorm in the heat of the summer growing season. Annual precipitation also varies between surplus and drought.  The resulting variability in stream flows lead to the development of water laws in Colorado.

This legal framework is referred to as the “Prior Appropriation Doctrine.” This doctrine accords priority in times of shortage to the earliest sustained recorded use, so that the most senior water right is assured its full historic allotment before the next most senior right is honored and so on through a reverse hierarchy to the most junior water right on a stream system which may be allowed to exercise its right through diversion only in the wettest period or the wettest years.  To manage the Prior Appropriation Doctrine, Colorado maintains both judicial oversight through regional water courts with subject matter expertise and jurisdiction and administrative oversight through the Office of the Sate Engineer.  Water rights claims are filed in the court, adjudicated as necessary to resolve any adverse claims, and then decreed though an enforceable judgment.  The State Engineer is charged with administering the accorded priorities among the various water rights in each of the State’s river systems.

Colorado water law further recognizes two distinct but related prior appropriative rights: direct diversion rights and storage rights. Direct diversion rights permit a user in priority to divert water directly from the river for immediate beneficial use (such as irrigation); storage rights permit a user in priority to divert water from the river and impound the water in a reservoir to re-time the water for later beneficial use. Thus, in Colorado, a direct diversion right must be conveyed to an immediate use; it cannot be stored without a storage right. As a result, both types of appropriative rights are often paired, when possible, so that in priority diversion rights can re-timed through the exercise of a companion storage right to address seasonal and year-to-year variability in natural supplies.  The older the appropriation date of any water right, the more value it holds; similarly, the more effectively a senior diversion right is paired with a senior storage right the more valuable each becomes. A corollary of the Prior Appropriation Doctrine is that appropriated water must be put to a beneficial use (such as irrigation or municipal use) and not wasted.

In addition to the intra-state administration of water flowing in its rivers, Colorado also has inter-state water administration responsibilities because each of its major rivers (the Colorado, the North Platte and the Arkansas) is governed as well by interstate compacts with downstream states.  These compacts are subject to judicial review, interpretation and enforcement under the original jurisdiction of the U.S. Supreme Court to resolve disputes among the states.  In 1948, Colorado and Kansas reached an agreement that apportioned the water of the Arkansas River; Colorado was apportioned 60% of the water while Kansas is apportioned 40% of the River’s flow (Colorado Foundation for Water Education, 2009, p. 23).  In order to comply with Colorado’s obligations under the Arkansas River Compact, therefore, water rights on the Arkansas and its tributaries (including the Huerfano and Cucharas Rivers) are administered to assure the Compact-required water flows at the Colorado-Kansas state line.  When necessary, Colorado’s in-state uses are curtailed, in order of priority, to assure compliance with the compact.

The interstate compacts (beginning with the Colorado River Compact of 1922) increased Colorado’s need to husband its apportioned water to meet the needs of its growing population along the Front Range.  Trans-basin diversions (primarily tunnels and canals) were developed, under the Prior Appropriation Doctrine, to divert water from one watershed for conveyance to and use in another.  Mainly, water from the Colorado River Basin, west of the Continental Divide, was diverted east to meet the water needs along the earlier developing Front Range by so-called “conservancy districts”. These projects began in the 1930’s and, although many have been in operation for decades, some remain incomplete (Driscoll, 2011, p. 3).  Increasingly, further trans-basin diversions are limited not only by competing appropriative water rights in the basins of origin but also by increasingly stringent environmental restrictions.

Two Rivers Water Company 2011 Annual Report - 10K

Stymied in their attempts to import additional surface water from distant watersheds, some municipalities and water providers began to rely on inherently unsustainable groundwater “mining” (depleting aquifers for current consumption at a rate in excess of the rate at which natural recharge occurs).  After decades of such groundwater mining, many of the aquifers on the Front Range have been severely depleted.  Some municipalities also purchased farms with water diversion rights and then ceased irrigating the farmland, transferring the water to their urban uses.   Because neither the practice of groundwater mining nor the practice of “buying up and drying up” farmland is sustainable, both Colorado and federal law have placed limits and regulations on both practices.

Recognizing the need for additional water sources along the Front Range, the Colorado Water Conservation Board (“CWCB”) published its 2050 Municipal and Industrial Gap Analysis in 2011. This report estimates that the Arkansas and South Platte basins (essentially the Front Range) have a combined projected by 2050 the average annual supply shortage of 130,000 acre-feet of water (Colorado Water Consveration Board, 2011, p. table 2.2). The difficulty and expense of incremental trans-mountain diversions coupled with the unsustainability of groundwater mining and agricultural-to-urban transfers—as documented by the CWCB—motivates Front Range water purveyors to address the projected gap and to identify and develop inherently scarce renewable sources of water.

As early as 2005, the Colorado General Assembly created basin roundtables to convene regional water purveyors to address the looming municipal supply gap.  The roundtables were charged to identify “projects and methods to meet the consumptive and nonconsumptive needs of the basin.” (Colorado House Bill 05-1177).  The potential solutions include Identified Plans and Process (“IPP’s”), Conservation, New Supply Development and Alternatives to Agricultural Transfers.

The Arkansas River Basin Roundtable has only a few IPPs to meet the municipal water supply gap identified in its basin. The most significant of the Arkansas Basin IPPs is the Southern Delivery System (SDS), an $800 million, 62-mile water supply pipeline and associated pumping plants currently under construction by a consortium of four regional water purveyors including Colorado Springs. These purveyors will use a portion of the capacity in the SDS to transport water made available to each of them under their respective contracts with the United State Bureau of Reclamation (USBR).  (U.S. Department of the Interior Bureau of Reclamation, 2005, p.1)  The SDS connects USBR’s Pueblo Reservoir on the Arkansas River, the point of delivery under the USBR contracts, with the purveyors’ service areas. (Colorado Springs Utilities, 2009)

In order to address a portion of the identified gap between forecast supply and demand within the Arkansas Basin and to provide a substitute source of water for Front Range communities that are too reliant on depleted groundwater aquifers, the design and planning for the SDS anticipate that other water purveyors will subscribe for pipeline capacity to transport renewable water supplies to their service areas.  (Recommended Terms and Conditions and Mitigation of Project Impacts, Southern Delivery System 1041 Application, March 18, 2009).

The Company has commenced discussions with some of these purveyors to determine whether the Company’s water storage and management assets can be integrated with other water resources to meet a portion of the identified gap between forecast supply and demand along the Front Range.  In order to facilitate such collaborative regional water resource planning, in late 2011, the Company filed a water court case seeking authorization for routine exchanges of water between the Company’s storage facilities in the Huerfano/Cucharas watershed and the main stem of the Arkansas River.  Through such exchanges, the water management infrastructure developed for and dedicated to the Company’s Farming Business could also support management of the urban water districts’ demand by delivering water to the SDS for transport to such districts’ service areas.  In February of 2012, the Office of the State Engineer administratively approved such exchanges as part of the Company’s substitute water supply plan (SWSP).  The SWSP is expected to remain in effect until the water court adjudicates the Company’s case.  Although no water management agreement has yet been reached, the Company believes that, based on the identified demand for renewable water supplies and the availability of conveyance capacity in the SDS, we will be able to negotiate mutually satisfactory water management contracts with one or more of these purveyors.

Two Rivers Water Company 2011 Annual Report - 10K

Our Farming Business (“Farming Business”)

In the early 1900’s, coal and other mining in Southeastern Colorado was an important industry, which used significant amounts of water to extract and wash the mined aggregate.  In many cases, it was also necessary to pump groundwater out of the mines to keep the mine shafts from filling.  In both cases, the extracted mineral rich water was drained to the Huerfano and Cucharas Rivers.  This continuous artificial augmentation of the flow in the two rivers created an opportunity for farmers downstream to capture and store that water in reservoirs and to distribute it to their fields through a series of ditches.

However, when the region’s mining business faded in the late 1950s, it was no longer necessary to extract water from the mine shafts so that the mines could be worked.  Thus, the artificial augmentation of the natural flow of the rivers ceased.  As a result, many farmers who had relied on junior water rights to extend their farming operations lost the opportunity to consistently irrigate their fields.  With less water and more variability of flows based on natural hydrography, fewer farms survived to support the mutual irrigation efforts and the remaining farms withered as the water management facilities deteriorated for lack of maintenance, renewal and replacement.

Two Rivers Water Company saw the opportunity to apply modern agronomy and sufficient capital to redevelop the main ditch system (still owned and operated in its reduced state by the Mutual Ditch Company) and other ditch systems (e.g., the Orlando Reservoir No. 2 Company, LLC) to deliver sufficient water to revitalize a portion of the neglected farmlands.   The Company commenced a program to systematically:
•
purchase and redevelop available farmland by deep-plowing the fields, laser-leveling the planting areas (to optimize plant absorption and minimize runoff), installing state-of-the-art irrigation facilities, and applying only organic fertilizers,

•	purchase a suite of water rights (including both diversion rights and storage rights),
•	refurbish the historic ditch systems and reservoirs to restore and upgrade their efficiency,
•	re-establish a sustainable and profitable farming enterprise which could achieve the scale required by modern farming methods and which could put the revived water supply to consistent beneficial use,
•	develop a customer base to consistently buy the farms’ output at prices sufficient to generate profits, and
•	build a reliable, integrated water supply system capable of serving both agricultural and urban needs.

In redeveloping our farmland, we deploy state-of-the-art methods and equipment with the aim of optimizing product yield, water efficiencies, and labor inputs.  In addition, by using organic compost as fertilizer and by exercising USDA organic farming practices we will be able to maintain a high quality product with optimal yields.  Based on our farming methods and standards, in 2011, Two Rivers Water Company was able to enter into an alfalfa supply contract with a large organic dairy.  The contract commits the dairy to purchase all the alfalfa grown by the Company on up to 5,000 acres and includes provisions to expand that commitment on mutually agreeable terms as the Company expands its Farming Business.  The Company expects to meet the dairy’s high standards for the alfalfa feed based on our farms’ relatively high elevations, modern agronomy, organic farm practices and mineral rich irrigation water.

Two Rivers Water Company 2011 Annual Report - 10K

Our Water Business (“Water Business”)

Two Rivers Water Company owns and operates various senior water rights in the Huerfano/Cucharas watershed, which we use or plan to use to irrigate our farmland.  This diversified portfolio is made up of a combination of direct flow rights and storage rights.

Table 1 – Surface rights owned by the Company
Structure	Elevation	Priority No.	Appropriation Date	Consumptive Use	Decreed Amount
Butte Valley Ditch	5,909 ft	1	5/15/1862	360 A.F.	1.2 cfs
Butte Valley Ditch		9	5/15/1865		1.8 cfs
Butte Valley Ditch		86	5/15/1886		3.0 cfs
Butte Valley Ditch		111	5/15/1886		3.0 cfs
Robert Rice Ditch	5,725 ft	19	3/01/1867	131 A.F.	3.0 cfs
Huerfano Valley Ditch	4,894 ft	120	2/2/1888	2,891 A.F.	42.0 cfs
Huerfano Valley Ditch		342	5/1/1905		18.0 cfs

Table 2 – Storage rights owned by the Company
Structure	Elevation	Priority No.	Appropriation Date	Consumptive Use	Decreed Amount
Huerfano Valley Reservoir	4,702 ft	6	2/2/1888	1,424 A.F.	2,017 A.F.
Cucharas Valley Reservoir	5,570 ft	66	3/14/1906	3,055 A.F.	31,956 A.F.
Cucharas Valley Reservoir*	5,705 ft	66c	3/14/1906		34,404 A.F.
Bradford Reservoir	5,850 ft	64.5	12/15/1905	-	6,000 A.F.
Orlando Reservoir # 2	5,911 ft	349	12/14/1905	1,800 A.F.	3,110 A.F.
* A conditional right is a place holder while the engineering and construction of structures are completed to perfect a water right, in this case, to physically store the water.  The conditional right establishes a seniority date but allows time for completion of the project.  Conditional rights are reviewed every six years by the water court to confirm that progress is being made on the effort to perfect the right.  When a conditional water right is perfected, which can be done incrementally in the case of storage, the water right becomes absolute.

Because the Company’s water rights and operating structures are located at succeeding elevations in the watershed, the system moves water supplies from point of diversion, through storage, to place of use primarily by means of gravity, making the Company’s system far more economical to operate than systems requiring energy to pump water for beneficial use.

In order to use these rights and structures most efficiently, the Company has planned and begun to implement a program of renovation and integration.  For example, the Company began construction of new outlet works for the 1905 Orlando Reservoir in November of 2011.  The work was completed and successfully tested in February of 2012, approximately a year after the Company’s acquisition.  Also in February of 2012, the Company commenced re-construction of the diversion structure, which takes water from the Huerfano River for storage in the Orlando reservoir, and to irrigate the Company’s nearby farmland.  Pictures of the recent projects are posted on the Company’s website, http://www.2riverswater.com/projects.html.

Two Rivers Water Company 2011 Annual Report - 10K

Additional water facility renovation projects are planned on a phased basis as necessary to provide reliable irrigation for the Company’s expanding farming operations.  The all-in cost for acquisition and renovation of these facilities is much less than the cost required to build new facilities (even if associated water rights were available), because rehabilitating “grandfathered” structures does not require the same kind and scope of analysis and permitting demanded for new facilities under more recent state and federal laws.  In addition, the Company has been able to take advantage of private contracting, value engineering and off-peak scheduling to reduce the cost of its renovation projects.

Also during 2011, Two Rivers Water Company developed and filed two water court cases (District Court, Water Division 2, Colorado) designed to improve the overall efficiency of the emerging system. The first water court case, designated 11CW94, seeks approval of the Company’s plan to divert and store water even when its rights are not in priority by replacing the water downstream pursuant to a replacement water contract with the Pueblo Board of Water Works.  Although the water court’s ultimate approval to routinely carried out, such an exchange awaits the completion of the judicial process.  The Office of the State Engineer administratively granted a temporary substitute water supply plan (“SWSP”) implementing such an exchange until the case is adjudicated.   Under the SWSP, the Company will be allowed to capture Huerfano River water this spring for upstream storage and later use, even when our rights are not in priority.  To avoid injury to senior water rights which have priority over the Company’s rights during the period of the exchange, the Pueblo Board of Water Works will release water pursuant to the replacement water contract upon the order of the Company.  By means of such exchanges, the Company plans to eventually integrate its water supply system with the overall water use and delivery systems served by the Arkansas River and its tributaries.

The second water court case, 11CW96, seeks changes to the place of use point of diversion for the Robert Rice Ditch (Water Right No. 19).  The proposed changes would not only increase the flexibility of the Company’s water system but would also make Company water available to augment supplies for the Huerfano County town of Gardner. The second water court case seeks to allow the Robert Rice Ditch direct diversion water right to be moved to storage in the Orlando Reservoir under the Company’s storage right so that the water can be re-timed and used more efficiently to irrigate the Company’s farmland or, alternatively, to augment Gardner’s depletion of the Huerfano River, thus allowing Gardner to operate its municipal wells in the winter.

Two Rivers Water Company 2011 Annual Report - 10K

Two Rivers Water Company Corporate Organization

The Company’s organizational structure is illustrated in the above chart.  Two Rivers Water Company is the parent company and owns 100% of Two Rivers Farms, LLC and Two Rivers Water, LLC.  Two Rivers Farms owns 100% of Two Rivers Farms F-1, LLC and Two Rivers Farms F-2, LLC.  Two Rivers Farms also owns unencumbered farmland that will eventually redeveloped and brought into production.    Two Rivers Water, LLC owns 91% of the Huerfano-Cucharas Irrigation Company (sometimes referred to elsewhere in this annual report as the Mutual Ditch Company) and 100% of the Orlando Reservoir No. 2 Company LLC.

Two Rivers Farms, LLC (“Farms”) – Our Farming Business

In order to put its water rights and facilities to productive use, the Company formed Farms to manage farms in proximity to our water distribution facilities and has undertaken a program of redeveloping the land, introducing modern agricultural and water management practices including deep plowing, laser leveling and installing efficient irrigation facilities.

During the 2010 growing season, approximately 400 acres of the Company’s land were farmed, primarily for wheat and feed corn, to determine the fertility of the soil and the most efficient and cost effective means of irrigation.

During 2011, the Company developed innovative ways to add irrigable acreage.  As a result, the Company developed 533 acres in 2011.  These additions increased the Company’s farmable acreage to 713.  However, because of the extensive drought in the area Farms did not produce a 2011 crop.

Two Rivers Water Company 2011 Annual Report - 10K

Two Rivers Farms F-1, LLC (“F-1”) and Two Rivers Farms F-2, LLC (“F-2”)

On January 21, 2011 the Company formed F-1 to hold certain farming assets and as an entity to raise debt financing for the Company’s expansion of the Farming Business.  In February 2011, F-1 sold $2,000,000 in 5% per annum, 3-year convertible promissory notes that also participates in 1/3 of the crop profit from the related land.  Proceeds from these notes were used to acquire improve irrigation systems, pay for the farmland and retire seller carry-back debt from the purchase of the Mutual Ditch Company.  This allowed water available through the Mutual Ditch Company to be used to irrigate the F-1 farms without encumbrance.

On April 5, 2011 the Company formed F-2 to hold certain farming and water assets and as an entity to raise additional debt for the Company’s expansion of the Farming Business.   During the summer of 2011, F-2 sold $5,332,000 in 6% per annum, 3-year convertible promissory notes that also participates in 10% of the crop revenue from the related lands.  Further, for each $2.50 borrowed, the lender received a warrant to purchase one common share of the Company’s stock at $2.50.  These warrants expire December 31, 2012.  Proceeds from these notes were used to acquire the Orlando and additional farmland and to install irrigation systems.

Both F-1 and F-2 lease their farmland and farming assets to Farms as the operator of the Company’s farming activities.

Two Rivers Water Company, LLC (“TR Water”) – our Water Business

During 2011, the Company formed TR Water to secure additional water rights, rehabilitate water diversion, conveyance and storage facilities and to develop one or more special water districts.

The Huerfano-Cucharas Irrigation Company (“Mutual Ditch Company”)

In order to supply its farms with irrigation water, the Company began to acquire shares in the Mutual Ditch Company, a historic mutual ditch company formed by area farmers in order to develop and put to use their water rights on the two rivers.  At the time the historic Mutual Ditch Company was formed in 1944, the water in the two rivers was continuously augmented by groundwater pumped from coal mines that operated in the watershed.  The augmented and natural flow of the rivers, along with the water rights and facilities of the Mutual Ditch Company were sufficient to provide reliable irrigation water for the Mutual Ditch Company shareholders and their expanding farm enterprises.  However, in the years following World War II, the mines began to cease production and, therefore, stopped pumping groundwater out of the mine shafts and into the river channels.  As a result of the reduction in downstream flow in the rivers, the extent of farming in the watershed could no longer be reliably irrigated.  In some years, crops failed for lack of late summer irrigation water and, over time, once thriving farms withered.  Because of such failures and the reduced flow in the rivers, the shareholders of the Mutual Ditch Company were unable or unwilling to adequately maintain the water diversion, conveyance and storage facilities.  Therefore, at the time the Company decided to invest in the Huerfano/Cucharas watershed, the shares in the Mutual Ditch Company had become less valuable and the residual farming in the area had reverted primarily to pasture and dry grazing.

Two Rivers Water Company 2011 Annual Report - 10K

Beginning in 2009, the Company systematically acquired shares in the Mutual Ditch Company and, as of December 31, 2010, had acquired 91% of the shares, which it continues to own.   The shares were acquired from willing sellers in a series of arm’s length, negotiated transactions for cash and the Company’s common shares.  As the controlling shareholder, the Company currently operates the Mutual Ditch Company and has undertaken a long-term program to refurbish and restore the historic water management facilities.  Based on an independent appraisal delivered on September 30, 2010 and giving effect to investments and operating results since then, the Company’s interest in the historic Mutual Ditch Company had a book value, measured through fair value accounting, of $24,196,000, on December 31, 2011.  The Mutual Ditch Company assets, liabilities and results are consolidated in the Company’s financial statements.

Orlando Reservoir No. 2 Company, LLC (“Orlando”)

Orlando is a Colorado limited liability company originally formed to divert water from the Huerfano River, for storage in the Orlando Reservoir to be re-timed and used for irrigation of farmland in Huerfano and Pueblo Counties.  At the time the Company began investing in the Huerfano/Cucharas watershed, Orlando owned the historic diversion structure, a conveyance system and a reservoir and also owned a small amount of irrigable farmland.  However, the water facilities were in deteriorated condition.  Beginning in January, 2011, through a series of transactions, the latest of which closed on September 7, 2011, the Company acquired 100% ownership of Orlando (through its wholly-owned subsidiary, TR Water) for a combination of cash, stock and seller-financing.   Promptly following the acquisition, the Company began the program for refurbishing the facilities to restore their operating efficiency.  The stated purchase price for Orlando was $3,450,000; however, for reporting the financial statements dated September 30, 2011 (and pending the results of the independent appraisal), we used the value of Company stock used as partial consideration, the purchase price was computed as $3,156,750 based on cash paid, the seller carry-back note and 650,000 of the Company’s common shares issued to the seller.  The purchase price was allocated $3 million to water assets and $100,000 to farm land. The Company also recorded a forgiveness of debt of $384,000.

Following the purchase of Orlando and considering the refurbishment already underway, the Orlando was independently appraised as of January 16, 2012 at $5,195,000, considering agricultural irrigation as its highest and best use.  The gain from the bargain purchase of $1,736,000 was allocated $1,520,000 to water assets and $216,000 to land.

The Orlando assets include not only the reservoir, but also the senior-most direct flow water right on the Huerfano River (the #1 priority), along with the #9 priority and miscellaneous junior water rights.  These water rights are now integrated with the Company’s other water rights on the Huerfano and Cucharas River to optimize the natural water supply.  In addition, the water storage rights, and the physical storage reservoirs, are critical to water supply reliability in the watershed, because the storage system allows the natural spring runoff from snowmelt to be captured and re-timed for delivery to irrigate crops throughout the growing season.  Coupled with the Company’s distribution facilities and farmland, these water diversion and storage rights provide consistent supplies to irrigate and grow our crops.

Discontinued Operations

In early 2009, the Company (then named Navidec Financial Services, Inc.) discontinued its short-term real estate lending and development in an effort to reduce its exposure to credit risk.  The wind down of discontinued operations was completed by December 31, 2011.

Two Rivers Water Company 2011 Annual Report - 10K

Competition

The rights to use water in Colorado have been fully appropriated to beneficial uses (such as agriculture irrigation and municipal and industrial applications) under court decrees and state regulation according to the prevailing Prior Appropriation Doctrine in which more senior (older) water rights take precedence in times of shortage over junior (newer) water rights. Notwithstanding significant conservation, growth in Colorado with related incremental demands for water has made the rights to divert, convey, store and use water relatively scarce and valuable.  There is significant competition for the acquisition and redeployment of historic water rights.  Many competitors for the acquisition of such rights have significantly greater financial resources, technical expertise and managerial capabilities than the Company and, consequently, we could be at a competitive disadvantage in assembling, developing and deploying water assets required to support our businesses.  Competitors' resources could overwhelm our efforts and cause adverse consequences to our operational performance.  To mitigate such competitive risks, the Company concentrates its efforts in the Huerfano and Cucharas Rivers watershed where its local knowledge and control of a portfolio of water rights, storage facilities, distribution canals and productive farmland create a somewhat protected geographic niche.

Employees

At December 31, 2011, the Company and its subsidiaries employed 12 full-time employees and 3 part-time employees.  None of these employees is covered by a collective bargaining agreement.  The Chief Executive Officer, the Chief Operating Officer and the Chief Financial Officer have entered into employment agreements with Two Rivers Water Company.  We consider our relationship with our employees to be good.

Available Information

The Company’s common stock is traded on the Over the Counter Market under the symbol “TURV.”  Our Annual Report on Form 10-K, as well as our quarterly reports on Form 10-Q and current  reports on Form 8-K are required to be filed with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, as amended, and they can be found on the Edgar database at www.sec.gov.  In addition, our SEC reports are available free of charge from the Company upon written request to Wayne Harding, CFO, Two Rivers Water Company, Annex Ste. 420, 2000 South Colorado Blvd., Denver CO  80222, or you may retrieve investor information by going to the Company’s website at www.2riverswater.com.

Two Rivers Water Company 2011 Annual Report - 10K

ITEM 1A.    RISK FACTORS

Two Rivers can give no assurance of success or profitability to investors.

There is no assurance that the Company will operate profitably. There is no assurance that the Company will generate revenues or profits, or that the market price of its common stock will be increased thereby.  During the year ended December 31, 2011, the Company incurred a net loss of $6,112,000, and during the year ended December 31, 2010, the Company recognized a net loss of $9,466,000.  The Company’s cumulative net loss from operations since January 1, 2009 is $18,504,000.

Two Rivers has a relatively short operating history, so investors have no way to gauge our long-term performance.

The Company is in the early stages of acquiring farm and water assets.  We have not yet produced any significant crops and have not generated any significant revenue.  Although the Company has hired experienced personnel, there can be no assurance that the Company will be successful in either our Farming Business or our Water Business.

We may in the future issue more shares which could cause a loss of control by present management and current stockholders and/or dilution to investors.

There may be substantial dilution to our shareholders as a result of future decisions of our Board to issue shares for cash, services, or acquisitions at prices solely determined by our Board.  Such issuance, up to the 100 million shares authorized, would not require shareholder approval.  Additionally, upon issuance, such shares could represent a majority of the voting power and equity of the Company. The result of such an issuance could be that new stockholders would control the Company and could replace management and otherwise direct the affairs of the Company.

Officers and directors may have conflicts of interest which may not be resolved favorably to the Company.

Our officers and directors have a fiduciary duty of loyalty to disclose to the Company any business opportunities related to our businesses which come to their attention in their capacities as an officer and/or director.  Excluded from this duty, however, would be opportunities which a director learns about through his involvement as an officer or director of another company.  (See "Conflicts of Interest")

Certain conflicts of interest may exist between the Company and our Officers and Directors.  Our Directors have other business interests to which they devote their attention and may be expected to continue to do so  As a result, conflicts of interest may arise that can be resolved only through exercise of such judgment as is consistent with fiduciary duties to the Company.  See “Directors, Executive Officers, Promoters and Control Person and Corporate Governance; Compliance with Section 16(a) of the Exchange Act” and "Conflicts of Interest".

The inability to attract and retain qualified employees could significantly harm our business.

The market for skilled executive officers and employees knowledgeable in agriculture and water rights is highly competitive and historically has experienced a high rate of turnover. Competition for quality officers and employees may lead to increased hiring and retention costs.  In order to mitigate these risks, the Company has entered into employment contracts with its CEO, COO and CFO.

Two Rivers Water Company 2011 Annual Report - 10K

The Company has agreed to indemnify our officers and directors as is provided by Colorado Statutes.

Colorado Statutes provide for the indemnification of our directors, officers, employees, and agents, under certain circumstances, against attorney's fees and other expenses incurred by them in any litigation to which they become a party arising from their association with any activities on our behalf.  The Company will also bear the expenses of such litigation for any of our directors, officers, employees, or agents, upon such person's promise to repay us therefore if it is ultimately determined that any such person shall not have been entitled to indemnification.  This indemnification policy could result in substantial expenditures by us that we may be unable to recoup.

Our directors' liability to us and shareholders is limited.

Colorado Revised Statutes exclude personal liability of corporate directors for monetary damages for breach of fiduciary duty except in certain specified circumstances. Accordingly, in the event of such a breach, the Company will have a much more limited right of action against a director than would be the case in many other jurisdictions.  This provision of Colorado law does not limit or expand the responsibilities of any director under federal or applicable state securities laws.

The Company depends upon outside advisors, who may not be available on reasonable terms and as needed.

To supplement the business experience of the Company’s officers and directors, we routinely employs accountants, technical experts, appraisers, attorneys, or other consultants or advisors.  Our Board, without input from stockholders, makes the selection of any such outside advisors.  Furthermore, the Company anticipates that such outside advisors will be engaged on an "as needed” basis without a continuing fiduciary or other obligation to us.   When the Company considers it necessary to hire outside advisors, it may elect to hire persons who are affiliates of the Company or of our officers or directors, if they are able to provide the required services on appropriately competitive terms.

Previous material weaknesses in our internal control over financial reporting and disclosure controls and procedures might have had an impact the reliability of our internal control over financial reporting.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010, and this assessment identified material weaknesses in our internal control over financial reporting. As a result, our management concluded that our internal control over financial reporting was not effective as of December 31, 2010.  Therefore, for the year ended December 31, 2010, material weaknesses and other control deficiencies in our internal control over financial reporting and disclosure controls and procedures have led to restatements of our consolidated financial statements. Since the identification of the material weaknesses, we have implemented and are continuing to implement various initiatives intended to improve our internal control over financial reporting and disclosure controls and procedures to address these material weaknesses.

Two Rivers Water Company 2011 Annual Report - 10K

In 2011, we hired internal control consultants, and together we have analyzed and documented our processes for all business units and the establishment of formal policies and procedures with necessary segregation of duties.  Based on these controls, management believes there is proper internal control over financial reporting as of December 31, 2011.  See the “Controls and Procedures”.

Our success will depend, to a large degree, on the expertise and experience of the members of our management team.

Our success in identifying business opportunities and in acquiring, developing and managing assets to generate profits is, to a large degree, dependent upon the expertise and experience of the management team and our directors and their collective ability to attract and retain quality personnel as the Company develops.

Risk Factors Relating To the Farming Business and the Water Business

Insufficient funds to develop the Farming Business

To date, the Company has relied entirely on borrowing and capital raising to expand its Farming Business.  The Company might not have enough incremental funds to continue to expand its Farming Business so that it reaches profitability, and the expansion of the Farming Business is dependent upon raising incremental funds.  Without the expansion of the Farming Business, the Company will not be able to meet the principal and interest expenses on its existing obligations nor sustain its general and administration expenses.  No assurance can be given that sufficient incremental funds will be available on acceptable terms to fund development of our Farming Business.

The Farming Business requires significant capital expenditures.

The Farming Business is capital intensive, particularly in the land and water acquisition phase and in the redevelopment of the land and rehabilitation of water infrastructure.  On an annual basis, we could spend significant sums of money for additions to, or replacement of, land, land improvements, irrigation and farming equipment.  We must obtain funds for these capital projects from operations or new capital raises.  We cannot provide assurance that available sources of funds will be adequate or that the cost of funds will be at levels permitting us to earn a reasonable rate of return.

Two Rivers Water Company has substantial competitors who have an advantage over the Company in resources and management.

Most of our competitors in both the farming industry and in the water resource management business have significantly greater financial resources, technical expertise and managerial capabilities than us and, consequently, the Company may be at a competitive disadvantage in identifying and developing or exploring suitable business opportunities and/or acquisitions.  Competitors’ resources could overwhelm our restricted efforts and adversely impact our operational performance.   The Company has attempted to mitigate this risk by concentrating its business efforts in the Huerfano/Cucharas watershed where, by virtue of our local knowledge and our control of water rights, infrastructure and farmland, we enjoy competitive advantages within our geographic niche over larger, better funded companies.

Two Rivers Water Company 2011 Annual Report - 10K

The Company has little operating history in the Farming Business, so investors have no way to gauge our long-term performance.

The Company has little experience in the Farming Business in Colorado.  Although the Company employs experienced farmers, to date, the Company has farmed approximately 400 acres for only one year which produced approximately 170 bushels of feed corn per acre.  Therefore, its business plan should be considered highly speculative.

Dry weather or droughts may adversely affect the collection of our water and ability to grow crops.

Water to grow our crops is obtained primarily from surface runoff and stream flows.  In dry years or droughts less water may be available to supply our farming lands and less water may be available for sale/lease, which could substantially impact revenues and cause losses.

Crop insurance may not be available or not be adequate to cover losses.

Certain crops and certain land locations are either not eligible or eligible at a reduced level for crop insurance.  We intend to grow crops in areas where full insurance is available, but the consistent availability and reasonable cost of such insurance cannot be guaranteed.  Further, if an insurance claim is made, the amount of funds received might not be sufficient to cover costs and provide debt service.

Adverse weather conditions, natural disasters, crop disease, pests and other natural conditions can impose significant costs and losses on our business.

Crops in the field are vulnerable to adverse weather conditions, including hail storms, high winds, tornados,  early and late snow storms, floods, drought and temperature extremes, which are quite common but difficult to predict. In addition, crops are vulnerable to disease and to pests, which may vary in severity and effect, depending on the stage of production at the time of infection or infestation, the type of treatment applied and climatic conditions. Unfavorable growing conditions can reduce both crop size and quality.  These factors can directly impact us by decreasing the quality and yields of crops, increasing our costs and decreasing revenue and gross margins, which may have a material adverse effect on our business, results of operations and financial condition.

We operate in areas subject to natural disasters.

We operate in an area that is prone to floods, droughts and other natural disasters.  While we plan to maintain insurance policies to help reduce our financial exposure, a significant seismic event in Southeastern Colorado, where our operations are concentrated, or other natural disasters in Colorado could adversely impact our ability to deliver labor to the crops, deliver crops to the marketplace, and receive water and could adversely affect our costs of operations and profitability

Our earnings may be affected, to large extents, by volatility in the market value of our crops.

We intend to grow primarily organic alfalfa.  The price of alfalfa, like other commodity crops, can vary widely, thereby directly impacting our revenue.   In order to partially mitigate price volatility, the Company has contracted for all of its hay production to a large dairy operation for the next three years at a fixed price.  However, the output contract concentrates risk, because the Company is relying on a single purchaser for all of its production.  If our single buyer should fail to take or pay for our production, the Company would have to sell its hay to other purchasers who might pay higher or lower prices than specified in our contract.

Two Rivers Water Company 2011 Annual Report - 10K

Because growing cycles are highly seasonal, our revenue, cash flows from operations and operating results are likely to fluctuate on a seasonal and quarterly basis.

The farming business is highly seasonal. The seasonal nature of Farms’ operations results in significant fluctuations in our working capital during the growing and selling cycles. As a result, operating activities during the second and third quarters use significant amounts of cash. In contrast, operating activities for the fourth quarter typically generate cash as we harvest and sell our crops. We expect to experience significant variability in net sales, operating cash flows and net income on a quarterly basis.

Our ability to cultivate, husband and harvest our crop may be compromised by availability of labor and equipment.

When the crop is ready to harvest, we are dependent on seasonal labor and contractors for harvesting.  During harvest season, there is demand for such seasonal labor from many farming operations which will compete with our demand.  The availability of seasonal farm labor is also affected by uncertain national immigration policies and politically volatile enforcement practices.  Thus, adequate labor might not be available when our crops are ready to harvest.   This could delay revenue or decrease revenue of our Farming Business.

The adequacy of our water supplies depends upon a variety of uncontrollable factors.

An adequate water supply is necessary for our Farming Business to be profitable. Our Farming Business is located where dry-farming is not profitable, so the Company must make substantial investments in water rights and irrigation facilities.  The adequacy of our water supplies varies from year to year depending upon a variety of factors, including:

•	Rainfall, runoff, flood control and availability of reservoir storage;
•	Availability of Huerfano River water;
•	The amount of useable water stored in reservoirs and groundwater basins;
•	The amount of water used by our customers and others;
•	Water quality; and
•	Legal limitations on production, diversion, storage, conveyance and use.

Population growth and consequent increases in the amount of water used in urban areas have created increased demands on both surface water and groundwater resources in many parts of Colorado, including the Southeast part of the State where the Company’s Farming Business is located.

We obtain our water supply from surface streams, the Huerfano and Cucharas Rivers, which are tributaries of the Arkansas River.  Our water supply and storage may be subject to interruption or reduction in the case of natural shortages (drought) or increased demand by senior water rights.  The exercise of our water rights is subject to court-approved limitations and the requirements of Colorado water law as administered by the courts and the Colorado Office of the State Engineer.

Water shortages may:

•	adversely affect our supply mix, for instance, causing increased reliance upon more expensive water sources; or
•	adversely affect our operating costs, for instance, by increasing our cost through the purchase or lease of required water.

Two Rivers Water Company 2011 Annual Report - 10K

The water business is heavily regulated and, as a result, decisions by regulatory agencies and changes in laws and regulations can significantly affect our business.

Regulatory decisions involving our water rights may impact prospective revenues and earnings, affect the timing of the recognition of revenues and expenses, overturn past decisions used in determining our water rights, revenues and expenses and could result in impairment of goodwill. Management continually evaluates the Company’s assets, liabilities and revenues and provides for allowances and/or reserves as deemed necessary.

Regulatory agencies may also change their rules and policies which may adversely affect our profitability and cash flows.

We may also be subject to fines or penalties if a regulatory agency determines that we have failed to comply with laws, regulations or orders applicable to our water businesses.

The Water Business requires significant capital expenditures.

The refurbishment of the Company’s water assets is capital intensive.  On an annual basis, we could spend significant sums of money for additions to, or replacement of, our facilities, reservoirs and equipment.  We must obtain funds for these capital projects from operations or capital raised.  We cannot provide assurance that any sources will be adequate or that the cost of funds will be at levels permitting us to earn a reasonable rate of return.

Dry weather or droughts may adversely affect the collection of our water.
Our water is obtained primarily from surface runoff and stream flows.  In dry years or droughts less water may be available to fill our reservoirs and be available for sale/lease, which could substantially impact revenues and cause losses.

Our water rights may not yield full flow every year.
Water rights in Colorado are subject to the Prior Appropriation Doctrine, which accords lower priority to junior water rights.    Water rights that are senior (such as the Company’s Butte Valley Ditch Right Number 1 dating from 1862) have priority over junior rights (such as the Company’s Huerfano Valley Ditch Right Number 342 dating from 1905) as to use in dry years, and junior rights might not get water or as much water as they wish, if senior rights use it all.

We are required to maintain water quality standards and are subject to regulatory and environmental risks.

We face the risk that our water supplies may be contaminated or polluted whether through our error or through actions by other agents or through acts of God.  In addition, normal farming practices, including the application of pesticides, herbicides and fertilizers, introduce pollutants to waterways through irrigation water runoff.  Improved detection technology, increasingly stringent regulatory requirements, and heightened consumer awareness of water quality contribute to an environment of increased risk with the possibility of increased operating costs.  We cannot assure you that in the future we will be able to reduce the amounts of contaminants in our water to acceptable levels.

Our water supplies are subject to contamination, including contamination from naturally occurring compounds, pollution from man-made sources and intentional sabotage.  We cannot assure you that we will successfully manage these risks, and failure to do so could have a material adverse effect on our future results of operations.  We might not be able to recover the costs associated with these liabilities through our sales or insurance or such recovery may not occur in a timely manner.

Two Rivers Water Company 2011 Annual Report - 10K

Our revenue is seasonal.

The demand for water varies by season.  For instance, most water consumption for agriculture usage occurs during the third quarter of each year when weather tends to be hot and dry.  During wet weather, there is reduced demand for water delivered from the Company’s reservoirs. Additionally, almost all of our farming revenue is received in the third and fourth quarters of the year as part of harvesting.

Our proposed water operations are geographically concentrated within Colorado.

Our operations are concentrated in Southeastern Colorado.  As a result, our financial results are subject to political impacts, regional weather conditions, available water supply, available labor supply, utility cost, regulatory risks, economic conditions and other factors affecting Colorado, our area of operation.  Southeastern Colorado has been hard hit by the on-going economic crisis.  Colorado is raising taxes in order to balance the state budget and jobs may be lost to other states which are perceived as having a more business friendly climate, thereby exacerbating the impact of the financial crisis in Colorado.

We may lose all of our investment, which could have a material impact on our market valuation.

The Company has made a substantial investment in the Water Business.  Our investment in the Water Business will not assure success of the Water Business.  If the Water Business fails, the Company and its shareholders will be adversely impacted.

Risk Factors Related To Our Stock

The regulation of penny stocks by SEC and FINRA may discourage the tradability of our securities

We are classified as a “penny stock” company. Our common stock currently trades on the OTCQB Market and is subject to a Securities and Exchange Commission (“SEC”) rule that imposes special sales practice requirements upon broker-dealers who sell such securities to persons other than established customers or accredited investors. For purposes of the rule, the phrase “accredited investors” means, in general terms, institutions with assets in excess of $5,000,000, or individuals having a net worth in excess of $1,000,000 or having an annual income that exceeds $200,000 (or that, when combined with a spouse’s income, exceeds $300,000). For transactions covered by the rule, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser’s written agreement to the transaction prior to the sale. Effectively, this discourages broker-dealers from executing trades in penny stocks.  Consequently, the rule will affect the ability of purchasers in this offering to sell their securities in any market that might develop therefore because it imposes additional regulatory burdens on penny stock transactions.

In addition, the SEC has adopted a number of rules to regulate “penny stocks.”  Such rules include Rules 3a51-1, 15g-1, 15g-2, 15g-3, 15g-4, 15g-5, 15g-6, 15g-7, and 15g-9 under the Securities and Exchange Act of 1934, as amended.  Because the Company’s securities constitute “penny stocks” within the meaning of the rules, the rules would apply to our securities and us.  These rules will further affect the ability of owners of shares to sell our securities in any market that might develop for them because it imposes additional regulatory burdens on penny stock transactions.

Two Rivers Water Company 2011 Annual Report - 10K

Shareholders should be aware that, according to the SEC, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (i) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (ii) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (iii) “boiler room” practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (iv) excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and (v) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, causing investor losses. Our management is aware of the abuses that have occurred historically in the penny stock market. Although we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to our securities.

Rule 144 sales of our shares in the future may have a depressive effect on our stock price.

All of the outstanding shares of common stock held by our present officers, directors, and affiliate stockholders are “restricted securities” within the meaning of Rule 144 under the Securities Act of 1933, as amended. As restricted shares, these shares may be resold only pursuant to an effective Registration Statement or under the requirements of Rule 144 or other applicable exemptions from registration under the Act and as required under applicable state securities laws. Rule 144 provides in essence that a person who has held restricted securities for six months may sell without restriction, except for affiliates which, under certain conditions, may sell every three months, in brokerage transactions, a number of shares that does not exceed the greater of 1.0% of a company’s outstanding common stock or the average weekly trading volume during the four calendar weeks prior to the sale. There is no limit on the amount of restricted securities that may be sold by a non-affiliate after the owner has held the restricted securities for a period of six months. A sale under Rule 144 or under any other exemption from the Act, if available, or pursuant to subsequent registration of shares of common stock of present stockholders, may have a depressive effect upon the price of our common stock in any market that may develop.

There may be substantial dilution to our shareholders as a result of future decisions of our Board to issue shares without shareholder approval for cash, services, or acquisitions at prices determined solely by our Board in the exercise of their business judgment.

Our stock may be thinly traded and as a result shareholders may be unable to sell at or near ask prices or at all.

The shares of our common stock are thinly-traded on the OTC QB market, meaning that the number of persons interested in purchasing our common shares at or near ask prices at any given time may be relatively small. This situation is attributable to a number of factors, including the fact that we are a small company which is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they may be risk-averse and reluctant to follow an early stage company or purchase or recommend the purchase of any of our securities until such time as we became more seasoned and profitable. As a consequence, there may be periods of several days or more when trading activity in our securities is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect its securities price.  We cannot give you any assurance that a broader or more active public trading market for our common securities will be developed or sustained. Due to these conditions, we can give investors no assurance that they will be able to sell their shares at or near ask prices or at all if they desire to liquidate securities of our Company.

Two Rivers Water Company 2011 Annual Report - 10K

Item 1B.   UNRESOLVED STAFF COMMENTS

None

ITEM 2.   DESCRIPTION OF PROPERTIES

Corporate Offices

In February 2008, the Company (then known as Navidec Financial Services, Inc.), established its office at 2000 S. Colorado Blvd, Denver, Colorado 80222.  In March 2011, the Company moved to a smaller office (Suite 420) within the same address.  The current lease, at $1,100 per month, expired at the end of February, 2012.  In January 2012, the Company extended its lease at the Denver location to March 31, 2014 at $1,250 per month, plus minor pass-throughs, effective March 1, 2012.

Two Rivers Water Company 2011 Annual Report - 10K

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
Pueblo County, CO
The SE 1/4 of Section 15, Township 22 South, Range 63 Parcel 1:  West of the 6th principal meridian, except that portion conveyed in Book 1208 at page 425.  Also except a rectangular area, being 50 ft by 200 ft and located in the Southwest corner of the SE 1/4 of section 15, described as follows:  Beginning at the southwest corner of the SE 1/4 of section 15, township 22 south, range 63 west of the 6th principal meridian, thence north along the west side of the said SE 1/4 of section 15, a distance of 200 ft; thence east 50 feet parallel to the south line of the said section 15:  thence south 200 ft to a point on the south line of said section 15; thence west along the south line of said section 15, a distance of 50 feet more or less to the point of beginning .
		1120	8/31/2011
Pueblo County, CO	Parcel 2: The SE 1/4 of Section 23, Township 22 South, Range 63 West of the 6th Principal Meridian, County of Pueblo, State of Colorado	incl
Pueblo County, CO	Parcel 3: The S 1/2 of Section 24, Township 22 South, Range 63 West of the 6th Principal Meridian, County of Pueblo, State of Colorado	incl
Pueblo County, CO	Parcel 4: The N 1/2 of Section 25, Township 22 South, Range 63 west of the 6th Principal Meridian, except one square acre in the SE corner thereof, County of Pueblo, State of Colorado	incl
Pueblo County, CO	Parcel 5: The SW 1/4 of Section 26, Township 22 South, Range 63 West of the 6th Principal meridian, County of Pueblo, State of Colorado	incl
Huerfano, CO
Lot 146, Colorado Land & Livestock, Unit F, as filed April 29, 1981, at reception no 282669, Map No 169, according to the records of the clerk and recorder for Huerfano County, CO:  2083 CR 104, Walsenburg, CO 81089
			8/12/2011
Huerfano, CO	Lot 145 Unit F CLL Ranch; 289 Chickasaw Dr, Walsenburg, CO 81089	40	8/24/2011
Huerfano, CO
A parcel of land located in Sections 17, 18, 19. 20, Township 26 South, Range 66 West of the 6th  P.M., also being a portion of Orlando Reservoir No2, per plat of Amended Grant of Easement and Result of Survey Plat recorded April 29, 19811, as Map 170, Pocket 3, Folder 3, (also known as Colorado Land and Grazing Unit "E", being more particularly described as follows:  Beginning at the SE corner of the Orlando Reservoir No 2 parcel and northerly
			2/23/2011
Huerfano, CO	Orlando properties.	1500	1/28/2011
Pueblo County, CO	SE4 LESS E 30 FT + S 30 FT RD + 50X200 FT TR 15-22-63	158.7	8/31/2011

Two Rivers Water Company 2011 Annual Report - 10K

ITEM 3.  LEGAL PROCEEDINGS

Carson Suit

The Company was a co-defendant in a lawsuit filed on April 2, 2008 in Jackson County Circuit Court in Missouri.   The Company loaned money to Lydia Carson (borrower) to purchase a home in Kansas City Missouri.   In the lawsuit, plaintiffs claimed they had a superior lien on the property that was in place before the Ms. Carson borrowed money from the Company for the purchase. On June 30, 2010, the amount owed by Lydia Carson to the Company was $253,000 (note balance of $315,000 less escrow held of $62,000).  On April 27, 2010 the Company received a judgment granting the Company a first lien position.   The Company is in the process of collecting the judgment.  However, due to the risk of collection, the Company has fully reserved against this judgment and as of December 31, 2011 removed the note and reserve from its financial records.

Morrow Suit

The Company was notified in September 2009, that it was named as a defendant in a lawsuit that alleges either the Company or another third party bank did not have a proper promissory note and deed of trust against a short-term mortgage loan made to a borrower in April 2008 (“Morrow” loan and suit).   After the Company made the Morrow loan, the note was improperly transferred to Jaguar Group, LLC (“Jaguar”).  When the Company discovered the improper transfer, the Company requested Jaguar to return all documents to the Company or fund the loan.  On August 4, 2008, Jaguar re-assigned the note and deed of trust back to the Company.  However, Jaguar never returned to the Company the original lending file and documentation.  During the period of time that Jaguar was in possession of the Morrow file, the lawsuit alleges that Jaguar used the Morrow note and deed of trust to obtain money from another third-party bank.

Morrow sold the property representing the security interest via the deed of trust in the note in February 2009.   Closing occurred through a title company with title insurance issued.  At the closing, the Company received $77,000 as payoff on the Morrow note.  Therefore, the other third party bank did not receive any proceeds.   Presently the third party bank is suing the current owner of the property that Morrow sold for payment on the note.  The property owner has filed a complaint in State of Colorado, Adams County District Court naming Northsight and the third party bank as defendants.  The plaintiff seeks either Northsight to pay the third party bank or for the third party bank to release its claim to the property.  If Northsight is not successful in its defense, then its exposure is $77,000 plus potential fees and interest.

The Company believes it properly received the proceeds and is being represented by legal counsel to defend its position.  However, to avoid additional legal fees and potential exposure, the Company is in the process of offering a settlement to the plaintiff.  The Company has posted $100,000 with the court in respect to this matter.

There are no other legal actions that name the Company and/or its officers and directors as defendants.

ITEM 4.   MINE SAFETY DISCLOSURES

Not Applicable

Two Rivers Water Company 2011 Annual Report - 10K

PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Price Range of Common Stock

The Company’s common stock is presently traded on the over-the-counter market on the OTC Bulletin Board maintained by the Financial Industry Regulatory Authority ("FINRA").  On September 17, 2007, our common stock began trading on the over-the-counter bulletin board.  On October 13, 2010, our common stock began trading on the over-the-counter QB market. The current symbol for the common stock is “TURV.”  Prior to January 15, 2010, our common stock traded under the symbol “NVDF.”

The following table sets forth the range of high and low bid quotations for the common stock of each full quarterly period during the years ended December 31, 2011 and 2010. The quotations were obtained from information published by the FINRA and reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Quarter Ended	High	Low
2011
December 31st	$2.40	$1.50
September 30th	2.85	2.00
June 30th	3.05	2.37
March 31st	2.80	1.75
2010
December 31st	$2.35	$1.40
September 30th	1.80	1.10
June 30th	1.40	1.05
March 31st	1.49	1.20

As of December 31, 2011, there were approximately 285 shareholders of record. We estimate that there are approximately 800 beneficial shareholders.  In many instances, a registered stockholder is a broker or other entity holding shares in street name for one or more customers who beneficially own the shares.

Our transfer agent is Broadridge, 1717 Arch St., Ste. 1300, Philadelphia PA 19103, phone: (215) 553-5400.

Dividends

To date, the Company has not paid any cash or stock dividends to shareholders.  There are no restrictions which would limit our ability to pay dividends on common equity or that are likely to do so in the future.  The Colorado Revised Statutes, however, do prohibit us from declaring dividends where, after giving effect to the distribution of the dividend, (i) we would not be able to pay our debts as they become due in the usual course of business; or (ii) our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

Two Rivers Water Company 2011 Annual Report - 10K

Penny Stock Regulation

Broker-dealer practices in connection with transactions in "penny stocks" are regulated by certain penny stock rules adopted by the SEC. Penny stocks generally are equity securities with a price of less than $5.00.  Excluded from the penny stock designation are securities registered on certain national securities exchanges or quoted on NASDAQ, provided that current price and volume information with respect to transactions in such securities is provided by the exchange/system or sold to established customers or accredited investors.

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

These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for our securities which are subject to the penny stock rules.  Thus, investors may find it more difficult to sell their securities.

Annual Shareholders’ Meeting

On November 7, 2011, the Company held its Annual Shareholders’ Meeting at its offices at 2000 South Colorado Blvd, Annex Suite 420 in Denver, Colorado.  The shares necessary for a quorum were present at the meeting and the following proposals were voted on and passed.

To elect directors to our Board of Directors:

	Number of Shares
	FOR	WITHHOLD	Total Voted
John R. McKowen	11,278,470	25,483	11,303,953
John Stroh, II	11,276,462	27,491	11,303,953
Dennis Channer	11,286,820	17,133	11,303,953
Brad Walker	11,286,806	17,147	11,303,953
Gregg Campbell	11,286,820	17,133	11,303,953

To ratify the appointment of our auditors, Eide Bailly, LLP.:

For	14,784,623
Against	238
Abstain	15,056
Total Voted	14,799,917

Two Rivers Water Company 2011 Annual Report - 10K

To approve the 2011 Long-Term Stock Plan:

For	10,976,015
Against	327,438
Abstain	500
Total Voted	11,303,953

During the year ended December 31, 2011, other than the above proposals, no other matters were submitted to the Company’s shareholders for approval.

Recent Sales of Unregistered Securities

During the period ended December 31, 2011, the Company issued the following unregistered securities:

In January, 2011 we issued 15,000 shares of our common stock in exchange for Board of Director services to the independent members of the Board. This offering did not involve any public offering and was exempt from registration pursuant to section 4 (2) of the Securities Act of 1933 as amended.

On February 7, 2011 the Company commenced a $2 million offering of its series A Convertible Participating Notes. The offering was closed on April 19, 2011 upon receipt of the full $2 million from 12 accredited investors. The Company relied on regulation D, Rule 506 as the exemption from registration.  The offering was not a managed offering; however, the Company agreed to pay 8% commission to brokers who participated.  A total of $180,000 in commissions was paid.

On February 18, 2011 70,000 shares of our common stock were issued in exchange for consulting services to Rockey Joe Wells.  This offering did not involve any public offering and was exempt from registration pursuant to section 4 (2) of the Securities Act of 1933 as amended.

In March, 2011 a total of 722,000 shares were issued to Joan and Ken Roehrich, a creditor of the Company, as payment in full for the debt in the amount of $1,575,000 in reliance of section 4 (2) of the Securities Act.

On April 14, 2011 we issued 100,000 shares of our common stock in exchange for consulting services to Wolfe Axelrod Weinberger Associates, LLC.  This offering did not involve any public offering and was exempt from registration pursuant to section 4 (2) of the Securities Act of 1933 as amended.

On April 15, 2011 we issued 133,000 shares of our common stock in exchange for consulting services to Waterton Financial, Inc. This offering did not involve any public offering and was exempt from registration pursuant to section 4 (2) of the Securities Act of 1933 as amended.

On June 29, 2011 the Company commenced a minimum $3 million, maximum $6 million offering of our Series B Convertible Participating Notes and Series B Warrants. The offering closed on September 15, 2011 raising gross proceeds of $5,332,000 from the sale of the Notes and issuing 2,132,800 Series B Warrants to the total of 57 accredited investors in reliance on Regulation D, Rule 506. The offering was managed by Boenning & Scattergood, a FINRA registered broker-dealer who received total commissions of $280,000 and Series B Warrants to purchase up to an additional 112,000 shares at $2.50 per share.  Other FINRA registered broker-dealers received total commissions of $147,000 and Series B Warrants to purchase up to an additional 59,000 shares at $2.50 per share.

Two Rivers Water Company 2011 Annual Report - 10K

Additionally, on May 3, 2011 the Company issued 750,000 warrants to purchase one share of our common stock each for $2.00 per share to Boenning & Scattergood as compensation for being engaged as our financial advisor.  Boenning & Scattergood is a registered broker-dealer.  The agreement with Boenning & Scattergood was amended to only issue 250,000 warrants for a purchase price of $2.00 per share.

On April 12, 2011 we issued to 253,333 options to purchase shares of our common stock for $1.25 to Ed Wallick and issued an additional 141,333, $1.25 options to Mr. Wallick on August 24, 2011. These options were issued in exchange for his services for acting as our investor relations coordinator.  These two issuances of securities were exempt from registration pursuant to section 4 (2) of the Securities Act as they did not involve a public offering and the investors are both accredited, and had access to all information regarding the Company.

On September 9, 2011, we issued 20,000 shares to Chesapeake Group, Inc.  These shares were issued as partial consideration for consulting services.

On December 7, 2011 we issued to 200,000 shares to Kirby Enterprise Capital Management.  These shares were issued as partial consideration for consulting services.

Exemption from Registration Claimed

All of the sales by us of our unregistered securities were made in reliance upon Regulation D and Section 4(2) of the Securities Act of 1933, as amended (the “1933 Act”).  The entities or individuals listed above that purchased the unregistered securities were known to us and our management, through pre-existing business relationships.  They were provided access to all material information, which it requested, and all information necessary to verify such information and was afforded access to our management in connection with the purchases.  The purchaser of the unregistered securities acquired such securities for investment and not with a view toward distribution, acknowledging such intent to us. All certificates or agreements representing such securities that were issued contained restrictive legends, prohibiting further transfer of the certificates or agreements representing such securities, without such securities either being first registered or otherwise exempt from registration in any further resale or disposition.

Two Rivers Water Company 2011 Annual Report - 10K

Recent Issuance of Options

From January 1, 2011 through December 31, 2011, we issued 434,666 options from our 2005 Stock Option Plan as follows:
•	40,000 options to current employees at a $3.00/share strike price.
•
394,666 options to a consultant who assisted the Company in the placement of the Series A and Series B convertible debt offering.  These options have a strike price of $1.25/share and expire in 2016.  The fair value of these options is recognized as debt offering cost and is amortized over the life of the convertible debt offering.

From January 1, 2011 through December 31, 2011, we issued a 50,000 RSU grant to an employee from our 2011 Long-Term Stock Incentive Plan.

Purchases of Equity Securities by the Small Business Issuer and Affiliated Purchasers

In November 2011, the Company’s Board approved a buyback program of up to 100,000 of the Company’s common shares on the open market.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
November, 2011	18,050	$2.12	18,050	81,950
December, 2011	18,570	$2.08	18,570	63,380
Total	36,620	$2.10

ITEM 6.  SELECTED FINANCIAL INFORMATION

Not applicable.

Two Rivers Water Company 2011 Annual Report - 10K

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto and the other financial information included elsewhere in this report.  This discussion contains forward-looking statements that involve risks and uncertainties.  Our actual results could differ materially from those anticipated in these forward looking statements as a result of any number of factors, including those set forth under "Risk Factors" and elsewhere in this report.

Plan of Operations - Overview

Two Rivers Water Company acquires and develops irrigated farmland and the associated water rights in the Huerfano and Cucharas Rivers watershed in Southeastern Colorado.

The Company owns a 91% interest in the Huerfano Cucharas Irrigation Company (“the Mutual Ditch Company”), which was purchased in 2010.  As a not-for-profit mutual water company, the Mutual Ditch Company provides water service to its stockholders, at cost, and is funded through assessments on such stockholders in relation to their interest in the mutual water company.  As the controlling shareholder, the Company manages the operations of the Mutual Ditch Company.

In order to augment and integrate other water assets along the Huerfano River with the Mutual Ditch Company, the Company also purchased Orlando and the Butte Valley water rights in February 2011.  Based on its portfolio of water rights and facilities, the Company currently has the right to store 15,000 acre-feet of water in three reservoirs in the two rivers’ watershed.  The Company has recently completed renovation of the Orlando Reservoir and has plans to refurbish its other diversion, reservoirs and conveyance facilities.  When its reservoirs are fully restored the Company will have the capacity and right to store up to 70,000 acre-feet of water, making its entire system more reliable and less susceptible to drought.  The Company also has the rights to divert in excess of 50 cubic feet per second of stream flow, subject to other water rights on the Huerfano and Cucharas Rivers and in the Arkansas River system, which Company-owned rights historically yield 15,000 acre-feet of water annually.

The Company currently owns approximately 4,600 gross acres of land in the Huerfano and Cucharas Rivers’ watershed, which, in 2012, should provide cash crops from approximately 800 acres of irrigated farmland, with an additional 2,200 acres planted but not yielding crops in 2012.  Properly irrigated farmland located within the Huerfano/Cucharas watershed is capable of producing approximately six tons of alfalfa per acre.  The Company expects to acquire and develop in excess of 25,000 acres of irrigated farmland within the Huerfano and Cucharas Rivers’ watershed within the next five years, subject to the availability of growth capital.

Based on its control of water rights and facilities in the Huerfano/Cucharas watershed, the Company has several economic advantages within the area. The Company’s water assets have an inherent economic advantage compared to most other water assets, which are tributary to the Arkansas River because the Company’s water rights originate at a relatively high altitude and upstream of uses which tend to degrade water quality in the lower reaches of the Arkansas River (below its confluence with the Huerfano River).  In addition, the Company’s water assets are in reasonable proximity to Pueblo, Colorado and other Front Range urban areas, which face water resource constraints.

Two Rivers Water Company 2011 Annual Report - 10K

The Company operates two core businesses, organic crop production from irrigated farmland and preparation for water distribution to agricultural and municipal markets in Huerfano County and the Front Range of Colorado.  The Company’s initial crop production will consist of organic premium to supreme alfalfa hay.  The Company also plans to produce exchange-traded grains such as corn as well as organic vegetable and fruit crops when it proves economic to do so.  Through its water asset acquisition, refurbishment and conservation efforts, the Company expects to have developed water resources sufficient to support its own Farming Business and to provide new, reliable water supplies that could be made available to municipal water users based on rotational farm fallowing.  Rotational farm fallowing is an agricultural practice whereby portions of farm acreage are fallowed on a rotational basis each year and thereby allow the water, which would otherwise be used for irrigation to be diverted for municipal and industrial uses.

The Company is expanding operations through various funding mechanisms, which include debt, convertible debt and equity capital.  From inception to date, the Company has raised over $34 million in expansion capital.

The Company is developing a business model whereby it acquires and develops productive farmland and related water assets upstream of municipal water use.  Through application of agricultural practices, including rotational farm fallowing, deep plowing, organic fertilized application and subterranean drip irrigation, the Company plans to apply its water resources not only to sustainable organic crop production but also to municipal use.  The Company believes its business model can be implemented in other areas of the arid West and thereby reduce the tension and conflict created by the traditional “buy and dry” practices (in which municipal water utilities acquire marginal farmland, terminate farming operations and transfer the former irrigation water to municipal and industrial use).

The Company maintains a website at www.2riverswater.com, which is not incorporated in, and is not a part of, this report.

Results of Operations

For the Year Ended December 31, 2011 Compared to the Year Ended December 31, 2010

Our revenues are a result of the activities of our Farming Business and Water Business.  Presently, we plan to grow feed crops that include corn and alfalfa.  There is an active market for both of our farm products.  We anticipate planting and cultivating crops in the 2012 growing season.  We receive water revenues through the lease of water.

During the year ended December 31, 2011, we recognized revenues from continuing operations of $105,000, compared to $196,000 in revenues from continuing operations during the year ended December 31, 2010.  The decrease of $91,000 was a result of the Company’s decision to not plant during the 2011 growing cycle due to an extended drought in the area, which decrease in revenue was partially offset by an increase in member assessments in the Mutual Ditch Company.   Although weather is unpredictable, we anticipate planting, growing and selling crops in 2012.

During the year ended December 31, 2011, operating expenses from continuing operations were $6,648,000 compared to $7,518,000 for the year ended December 31, 2010.  The decrease of $870,000 was primarily a result of the decrease in stock based compensation of $2,163,000 ($2,678,000 for the year ended December 31, 2011 compared to $4,841,000 for the year ended December 31, 2010) offset by an increase in salaries, legal and general overhead related to the Farming Business and Water Business.

Two Rivers Water Company 2011 Annual Report - 10K

During the year ended December 31, 2011, other income/(expenses) were $711,000 compared to $(909,000) for the year ended December 31, 2010.  The increase in other income of $1,620,000 was due to the recognition of a gain from a bargain purchase recognized in 2011 from our Orlando acquisition amounting to $1,736,000.

These figures produced a loss from continuing operations of $5,929,000 for the year ended December 31, 2011 compared to a loss from operations of $8,516,000 for the year ended December 31, 2010.
For the year ended December 31, 2012, we anticipate stock based compensation to increase while our operating expenses are expected to increase due to increased farming activity and capital investment.

During the year ended December 31, 2011, the Company completed the discontinuation of our operations in the mortgage business.  This segment, a legacy of the Company’s former operating history, is classified as Discontinued Operations in the Statement of Consolidated Operations.  During the year ended December 31, 2011, the Company recognized a loss of $132,000 compared to a loss of $946,000 for the year ended December 31, 2010.  Due to most of our discontinued operations being completed in 2011, we anticipate no material future loss from Discontinued Operations.

During the year ended December 31, 2011, we recognized a net loss from both continuing and discontinued operations of $6,112,000 compared to a net loss of $9,466,000 during the year ended December 31, 2010.  The resulting decreased loss of $3,354,000 was primarily the result of a decrease in stock based compensation expenses of $2,163,000 and the recognition of the gain from a bargain purchase of $1,736,000, offset by additional interest expense of $341,000.

LIQUIDITY

From the Company’s inception through December 31, 2011, we have funded our operations primarily from the following sources:
-	Equity and debt proceeds through private placements of Company securities;
-	Revenue generated from operations;
-	Loans and lines of credit;
-	Sales of residential properties acquired through deed-in-lieu actions;
-	Sales of equity investments, and
-	Proceeds from the exercise of legacy Navidec Options.

The Company has expanded operations through various funding mechanisms, which include debt, convertible debt and equity capital.  Since inception, the Company has raised and invested over $30 million in assembling and improving assets necessary to support its two integrated businesses.  The Company plans to raise an additional $100 million to support expansion over the next five years in order to fully develop the high yield irrigated farmland and water assets within and in proximity to the Huerfano/Cucharas watershed.  We cannot make any assurances that we will be able to raise such funds or whether we would be able to raise such funds on terms that are acceptable to us.

Cash flow from operations has not historically been sufficient to sustain our operations without the above additional sources of capital.  As of December 31, 2011, the Company had cash, cash equivalents and short term investments of $914,000. Cash flow consumed by our operating activities totaled $3,212,000 for the year ended December 31, 2011 compared to operating activities consuming $2,205,000 for the year ended December 31, 2010.

As of December 31, 2011, the Company had $1,064,000 in current assets and $1,158,000 in current liabilities.  At December 31, 2011, the Company had working capital deficit of $94,000.  Subsequent to the close of the December 31, 2011 fiscal year, the Company has addressed our short-term working capital needs through a bridge loan (“Bridge Loan”).  Further, the Company intends to continue with its strategy of expanding its Farming Business and Water Business and plans to offer additional debt and common stock in order to provide additional capital to be used in the support of our investments and operations.

Two Rivers Water Company 2011 Annual Report - 10K

Cash flows used by our investing activities for the year ended December 31, 2011, were $2,615,000 compared to $5,969,000 used for the year ended December 31, 2010.

In the year ended December 31, 2011 we used $1,064,000 to purchase land, water shares and infrastructure, $947,000 to purchase property and equipment, $359,000 for dam rehabilitation, $76,000 to retire our common stock, and a net expenditure of $169,000 to purchase short-term investments.

In the year ended December 31, 2010, we used $2,583,000 from the sale of our Boston real estate, and other assets held for sale to fund our Farming Business and Water Business, which included $8,012,000 for the purchase of land and water shares and $326,000 for engineering work for the reconstruction of the Orlando Reservoir outlet works.

Net cash produced in financing activities was $5,959,000 for the year ended December 31, 2011 compared to a production of cash of $8,198,000 for the year ended December 31, 2010.

During 2011 we issued $6,668,000 (net of offering costs of $664,000) in convertible debt, retired $1,322,000 in debt, and received $613,000 from the exercise of warrants and options.

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

In early 2012, the Company privately placed the Bridge Loan to fund operations pending a take-out financing then under development. As of March 1, 2012, the Bridge Loan raised $1,500,000 in proceeds.

CRITICAL ACCOUNTING POLICIES

The Company has identified the policies below as critical to our business operations and the understanding of the Company’s results from operations.  The impact and any associated risks related to these policies on the Company’s business operations is discussed throughout Management’s Discussion and Analysis of Financial Conditions and Results of Operations where such policies affect the Company’s reported and expected financial results.  For a detailed discussion on the application of these and other accounting policies, see Note 2 in the Notes to the Consolidated Financial Statements beginning on page [INSERT PAGE NUMBER] of this document.  Note that the Company’s preparation of this document requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period.  There can be no assurance that actual results will not differ from those estimates.

Fair Value of Measurements and Disclosures

Fair Value of Assets and Liabilities Acquired

Fair value is the price that would be received from the sale of an asset or paid to transfer a liability (i.e., an exit price) in the principal or most advantageous market in an orderly transaction between market participants.  In determining fair value, the accounting standards established a three-level hierarchy that distinguishes between (i) market data obtained or developed from independent sources (i.e., observable data inputs) and (ii) a reporting entity’s own data and assumptions that market participants would use in pricing an asset or liability (i.e., unobservable data inputs).  Financial assets and financial liabilities measured and reported at fair value are classified in one of the following categories, in order of priority of observability and objectivity of pricing inputs:

Two Rivers Water Company 2011 Annual Report - 10K

• Level 1 – Fair value based on quoted prices in active markets for identical assets or liabilities.

• Level 2 – Fair value based on significant directly observable data (other than Level 1 quoted prices) or significant indirectly observable data through corroboration with observable market data. Inputs would normally be (i) quoted prices in active markets for similar assets or liabilities, (ii) quoted prices in inactive markets for identical or similar assets or liabilities or (iii) information derived from or corroborated by observable market data.

• Level 3 – Fair value based on prices or valuation techniques that require significant unobservable data inputs.  Inputs would normally be a reporting entity’s own data and judgments about assumptions that market participants would use in pricing the asset or liability.

The fair value measurement level for an asset or liability is based on the lowest level of any input that is significant to the fair value measurement.  Valuation techniques should maximize the use of observable inputs and minimize the use of unobservable inputs.

Recurring Fair Value Measurements

The carrying value of the Company’s financial assets and financial liabilities is their cost, which may differ from fair value.   The carrying value of cash held as demand deposits, money market and certificates of deposit, accounts receivable, short-term borrowings, accounts payable and accrued liabilities approximated their fair value.  The fair value of the Company’s long-term debt, including the current portion approximated its carrying value.  Fair value for long-term debt was estimated based on quoted market prices of the identical debt instruments or values of comparable borrowings.

Nonrecurring Fair Value Measurements

Business Acquisitions

Acquisition of the Mutual Ditch Company.  During the quarter ended March 31, 2010, the Company acquired a majority share of the Mutual Ditch Company.  In order to value the acquired assets and liabilities, the Company order an appraisal that was  performed by an engineering company.  In arriving at a value, the appraiser used Level 2 inputs whereby the water rights were valued using comparable prices in markets that are not active.  The infrastructure of the Mutual Ditch Company, including water storage, ditches and diversion points, was valued at replacement cost less physical obsolescence and deterioration.  The value of the Mutual Ditch Company as of March 2, 2010 was estimated to be $24,196,000.

Acquisition of the Orlando.  During 2011, in a series of step transactions, the Company acquired the Orlando.  An appraisal was performed by a water research company of the Orlando.  The research company used Level 2 inputs whereby the water rights were valued using comparable prices in markets that are not active. The land and associated water assets were valued at a projected discounted cash flow method using crop production and related expenses.  The value of the Orlando was estimated to be $5,195,000. (See also Note 1, Orlando)

Two Rivers Water Company 2011 Annual Report - 10K

Valuation of land and water rights

As we acquire land and water rights, we record the purchase at our cost.  If we acquire a business entity that has land and water rights, we engage an independent appraiser to fair value the assets and liabilities acquired.  (See above, Fair Value of Measurements and Disclosures)

Once per year, management will assess the value of the land and water rights held, and if, in management’s opinion, the rights have become impaired, the Company will establish an allowance against such impairment.

Land

Land acquired for farming is recorded at cost.  Some of the land acquired has not been farmed for many years, if not decades.  Therefore, additional expenditures are required to make the land ready for efficient farming.  Expenditures for leveling the land are added to the cost of the land.  Irrigation is not capitalized in the cost of Land (see Property and Equipment below). Land is not depreciated.  However, once per year, Management will assess the value of land held, and in their opinion, if the land has become impaired, Management will establish an allowance against the land.

Accounting for debt and equity instruments

The Series B convertible debt offering contained one $2.50/share warrant for each $2.50 borrowed.  These warrants expire on December 31, 2012.  Fair value of these warrants were computed using the Black-Scholes method.  The value is computed at $1,675,000 which is capitalized and amortized using the effective interest method over the life of the debt.  Other costs associated with the Series A and B debt offering is amortized using a straight-line method and recognized as interest expense.

Equity offering costs are recognized as a reduction to additional paid in capital.

Intangibles

Intangibles with an indefinite life

Two Rivers Water Company recognizes the estimated fair value of water rights acquired by the Company’s purchase of stock in the Mutual Ditch Company and Orlando.   These intangible assets will not be amortized because they have an indefinite remaining useful life based on many factors and considerations, including, the historical upward valuation of water rights within Colorado.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization.  Depreciation is computed principally on the straight-line method over the estimated useful life of each type of asset, which ranges from three to seven years.  Leasehold improvements are amortized over the remaining term of the applicable leases or their useful lives, whichever is shorter.  Maintenance and repairs are charged to expense as incurred; improvements and betterments are capitalized.  Upon retirement or disposition, the related costs and accumulated depreciation are removed from the accounts, and any resulting gains or losses are credited or charged to income.

Two Rivers Water Company 2011 Annual Report - 10K

Share Based Compensation

We estimate the fair value of share-based payment awards made to key employees and directors on the date of grant using the Black-Scholes option-pricing model.  We then expense the fair value over the vesting period of the grant using a straight-line expense model. The fair value of share-based payments requires management to estimate/calculate various inputs such as the volatility of the underlying stock, the expected dividend rate, the estimated forfeiture rate and an estimated life of each option. These assumptions are based on historical trends and estimated future actions of option holders and may not be indicative of actual events which may have a material impact on our financial statements.

Revenue Recognition

Farm Revenues

Revenues from farming operations are recognized when crops are sold into the market.  All direct expenses related to farming operations are capitalized as farm inventory and recognized as a direct cost of sale upon the sale of the crops.

Water Revenues

Current water revenues are from the lease of water own by the Mutual Ditch Company to farmers in the Mutual Ditch Company service area.  Water revenues are recognized when the water is used as invoiced at the agreed upon rate per acre foot of water consumed.

Member Assessments

Once per year the Mutual Ditch Company board estimates the Mutual Ditch Company’s expenses, less anticipated water revenues, and establishes an annual assessment per ownership share.  One-half of the member assessment is recorded in the first quarter of the calendar year and the other one-half of the member assessment is recorded in the third quarter of the calendar year.  Assessments paid by Two Rivers Water Company to the Mutual Ditch Company are eliminated in consolidation of the financial statements.

The Mutual Ditch Company does not reserve against any unpaid assessments.  Assessments due, but unpaid, are secured by the member’s ownership of the Mutual Ditch Company.  The value of this ownership is significantly greater than the annual assessments.

Recently Issued Accounting Pronouncements

Goodwill Impairment Testing

In September 2011, the FASB issued guidance to amend and simplify the rules related to testing goodwill for impairment.  The revised guidance allows an entity to make an initial qualitative evaluation, based on the entity’s events and circumstances, to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount.  The results of this qualitative assessment determine whether it is necessary to perform the currently required two-step impairment test.  The new guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

Two Rivers Water Company 2011 Annual Report - 10K

Presentation of Comprehensive Income

In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income. The issuance of ASU 2011-5 is intended to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. The guidance in ASU 2011-5 supersedes the presentation options in ASC Topic 220 and facilitates convergence of U.S. generally accepted accounting principles and International Financial Reporting Standards by eliminating the option to present components of other comprehensive income as part of the statement of changes in shareholders' equity and requiring that all non-owner changes in shareholders' equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This guidance will be applied retrospectively and early adoption is permitted. This guidance is effective for fiscal years and interim periods within those years, beginning after December 15, 2011. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

Disclosures about Offsetting Assets and Liabilities

In December 2011, FASB issued ASU No. 2011-11, Disclosures about Offsetting Assets and Liabilities which requires an entity to disclose information about offsetting and related arrangements to enable financial statement user to understand the effect of those arrangements on its financial position.  This ASU is effective for periods beginning on or after January 1, 2013.  At the present, the adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

There were various other accounting standards and interpretations issued in 2011 and 2010, none of which are expected to have a material impact on the Company’s financial position, operations or cash flows.

Contractual Obligations

The Company has the following contractual obligations:

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt Obligations	$15,055,700	$32,000	$14,993,700	$30,000	$-

Two Rivers Water Company 2011 Annual Report - 10K

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to the impact of interest rate changes and change in the market values of our real estate properties. Based on our market risk sensitive instruments outstanding as of December 31, 2011, as described below, it was determined that there was no material market risk exposure to our consolidated financial position, results of operations, or cash flows as of such date. We do not enter into derivatives or other financial instruments for trading or speculative purposes.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Reports of the Independent Registered Accounting Firms appears on Page [INSERT PAGE NUMBER] and the Consolidated Financial Statements and Notes to Consolidated Financial Statements appearing at Pages [INSERT PAGE NUMBER] through [INSERT PAGE NUMBER] hereof are incorporated herein by reference.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Schumacher and Associates, Inc., (“Schumacher”) the independent registered public accountant for Two Rivers Water Company, was dismissed as the Company’s independent registered public accountant on April 7, 2011.

On April 7, 2011, the Audit Committee of the Company approved the engagement of new auditors, Eide Bailly LLP, to be the Company’s Independent Registered Public Accounting Firm.

The action to engage new auditors was approved by both Audit Committee and the Board of Directors.

In connection with the audits of the fiscal years ended December 31, 2010 and 2009 and through April 7, 2011, no disagreements exist with Schumacher on any matter of accounting principles or practices, financial statement disclosure, internal control assessment, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of Schumacher have caused them to make reference  in connection with their report to the subject of  the disagreement(s).

The audit reports from Schumacher and Associates, Inc. for the fiscal years ended December 31, 2010 and 2009, contained an opinion which did not include an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.

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

Two Rivers Water Company 2011 Annual Report - 10K

As required by SEC Rule 15d-15(b), Mr. John McKowen, our Chief Executive Officer, and Mr. Wayne Harding, our Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 15d-14 as of the end of the period covered by this report.

The Company, under the supervision and with the participation of the Company's management and staff, documented and then performed an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of December 31, 2011.  Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, the Company's disclosure controls and procedures were effective as of December 31, 2011.

ITEM 9A.(T).   CONTROLS AND PROCEDURES

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

(ii)
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made in accordance with authorizations of our management and directors; and

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

Management’s assessment of the effectiveness of the small business issuer’s internal control over financial reporting as of the year ended December 31, 2011, is that we believe that internal control over financial reporting has been effective.

In 2008, we hired a full time in-house Certified Public Accountant, who, as of September 2009, became our Chief Financial Officer.  Under the direction of our CFO, we have taken the following steps:

•
We have added staff members to the finance department to ensure that there are sufficient resources within the department to prepare our financial statements and disclosures in accordance with accounting principles generally accepted in the United States of America.

•	In 2010, we established an Audit Committee of the Board to oversee the financial reporting of the Company.
Two Rivers Water Company 2011 Annual Report - 10K

•
In 2011, we hired internal control consultants, and together we have analyzed and documented our processes for all business units and the establishment of formal policies and procedures with necessary segregation of duties.

•	Upon the documentation of processes, policies and procedures, staff was trained in our procedures and a verification of these procedures was made.
•	We expect to continue our review of our internal control procedures in 2012.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s testing of internal control was not subject to attestation by the Company’s registered  public  accounting  firm pursuant to rules of the SEC that permit the Company to provide only Management’s report in this annual report.

There were no changes in our internal control over financial reporting during the fiscal year ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

The Company has established a Board of Conduct, an Audit Committee, a Charter and a Governance Committee, a Compensation Committee, and a Nominating Committee all of which have specific Board-adopted charters.   The charter for each committee was previously filed as exhibits to our 2010 Form 10-K.

Two Rivers Water Company 2011 Annual Report - 10K

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16 (a) OF THE EXCHANGE ACT

At December 31, 2011, our officers and directors were the individuals listed below:

Name	Age	Position	Term
John McKowen	62	Chief Executive Officer, Chairman of the Board of Directors	Annual
Gary Barber (1)	57	Chief Operations Officer, President of Two Rivers Water Company	Annual
Wayne Harding	57	Chief Financial Officer, Corporate Secretary	Annual
John Stroh II	64	Director	Annual
Bradley Walker	53	Director	Annual
Dennis Channer	61	Director	Annual
Gregg Campbell	67	Director	Annual
(1)	Mr. Barber was appointed as Chief Operating Officer and President of Two Rivers Water Company in February, 2011. With this appointment, Mr. Barber resigned from the Board.

The Company’s officers are elected by the board of directors at the first meeting after each annual meeting of our shareholders and such officers hold office until their successors are duly elected and qualified under our bylaws.

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

The directors and officers of the Company will devote time and attention to the Company's affairs on an "as needed” basis.  As a result, the actual amount of time, which they will devote to the Company’s affairs, is unknown and is likely to vary substantially from month to month.

BIOGRAPHICAL INFORMATION

Management will devote substantial time to the operations of the Company, and will be devoted to screening and assessing and, if warranted, negotiating to acquire business opportunities.

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

Two Rivers Water Company 2011 Annual Report - 10K

GARY BARBER.  Mr. Barber has served as the Chief Operating Officer and President of Two Rivers Water Company since January 2011.

Mr. Barber is originally from Colorado Springs, Colorado, graduating from Manitou Springs High School (1972) and the U.S. Air Force Academy (1976).  He has been involved in commercial real estate brokerage, water rights brokerage and consulting to public and private entities.  Mr. Barber currently represents the El Paso County Water Authority, the Pikes Peak Regional Water Authority and manages two Metropolitan Districts, quasi-municipal governments formed to provide public services and resolve water issues of various types. He is chairman of the Arkansas Basin Roundtable, a multi-disciplinary body formed by the Colorado General Assembly in 2005.  This collaborative group, comprised of representatives from the counties, cities and special interests in Southern Colorado, is attempting to address the consumptive and non-consumptive water needs of the future.

WAYNE HARDING.  Mr. Harding has worked with Two Rivers as a controller and handling of its SEC filings since July 28, 2008.  On September 11, 2009, Mr. Harding was appointed the Chief Financial Officer and Secretary of Two Rivers.

Mr. Harding served on the board of directors, chair of the governance, compensations and audit committees for Aerogrow International (a public company based in Boulder Colorado USA, OTC: AERO) from 2005 – 2007 and was reappointed to the Aerogrow board and chair of the audit committee in 2011.  He has served as vice president business development of Rivet Software since December 2004. From August 2002 to December 2004 Mr. Harding was owner and President of Wayne Harding & Company CPAs and from 2000 until August 2002 he was director-business development of CPA2Biz.

Mr. Harding holds an active CPA license in Colorado and received his BS and MBA degrees from the University of Denver.  He also teaches in the University of Denver MBA program on accounting issues.  He is also past-President of the Colorado Society of CPAs.

JOHN STROH II.   Mr. Stroh has served as a director of the Company since September, 2010.

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

BRAD WALKER.  Mr. Walker has served as a director of the Company and a member of the Company’s Audit Committee and the Compensation, Governance & Nominating Committee since October, 2010.

Two Rivers Water Company 2011 Annual Report - 10K

Mr. Walker earned a B.S. degree in Soil Science in 1982 from University Wisconsin-Stevens Point.  He worked for the USDA-ARS in Fort Collins as a Research Associate from 1982 to 1985. Mr. Walker first experience as a crop consultant was with Servi-tech beginning in 1985. He started his own consulting firm (AgSkill) in 1986 and today he is still a consultant and President of AgSkill, Inc.  Mr. Walker works with growers by checking fields and advising them on fertility management, irrigation management, and pest management. He also designs Nutrient Management Plans for livestock operations for both the EPA and the Colorado Dept. of Public Health & Environment. Mr. Walker works with Lower Arkansas Water Management Association (LAWMA) as a consultant to establish grass on land that is now dry but was previously irrigated.  He is also approved by the Colorado Water Courts to evaluate grass stands on land that was previously irrigated.  He also conducts contract research, primarily involving pesticide applications on small plots for efficacy and residue evaluations.  Mr. Walker serves on the Company’s Board Audit and Compensation, Governance & Nominating Committees.

DENNIS CHANNER.   Mr. Channer has served as a director of the Company, Chair of the Company’s Board Audit Committee and a member of  the Compensation, Governance & Nominating Committee since October 2010.

Mr. Channer has 36 years of financial and investment management experience.  Since 2001, Mr. Channer has been a Principal at Cornerstone Investment Advisors LLC, a financial planning, portfolio and trust management firm.  He served on the board of directors and as chair of the governance, compensation and audit committees for AeroGrow International (a public company based in Boulder Colorado USA, NASDAQ, AERO) in 2007 and 2008.  During late 1999 through 2000, he served as a Senior Consultant and Vice President of Portfolio Management Consultants, Inc. a provider of wealth management services.  Mr. Channer is also the former co-founder, Managing Director, and served as Chairman of the Board of Investors Independent Trust Company from 1996 through late 1999.  His background includes experience as a Certified Financial Planner, Registered Investment Advisor, Certified Public Accountant and Controller. Mr. Channer holds an active CFP®, AEP® (Accredited Estate Planner), and a CPA license in Colorado.  He received his BS from Metropolitan State College of Denver.

GREGG CAMPBELL.   Mr. Campbell has served as a director of the Company, a member of the Company’s Board Audit Committee and the Chair of  the Compensation, Governance & Nominating Committee since July, 2011.

Mr. Campbell began his career in water with the Denver Board of Water Commissioners in 1974. Over a span of fourteen years with Denver Water, he served in various engineering capacities, was Chief Planner for the Denver water system, and oversaw the management of Denver's multi-billion dollar water portfolio as Chief of Water Rights Acquisition, Protection and Development.

In 1988, Mr. Campbell left public service for the private sector, founding Kiowa Resources, Inc., a water investment and development venture. As president and CEO of Kiowa, he directed the acquisition of senior South Platte River water rights and assets and the development of an innovative municipal water supply project concept that has been widely copied. Kiowa Resources ceased operations in 2001.

In 1995, Mr. Campbell founded HydroSource, LLC to provide consulting and water rights brokerage services to buyers and sellers of water, water rights, and water storage reservoirs in both the public and private sectors of the Colorado Front Range. HydroSource specializes in assembling large blocks of water, water rights, and water storage for municipal and commercial customers, but provides equal attention to the needs of individual clients. HydroSource emphasizes customizing water transactions to fit the client's specific needs. The company has successfully closed in excess of one hundred million dollars in water rights and water storage sales.

Two Rivers Water Company 2011 Annual Report - 10K

Mr. Campbell has testified on multiple occasions as an expert on water rights, and waterrights and water storage valuation, in Colorado water court and condemnation proceedings.

Mr. Campbell brings to the Board of Directors an in depth knowledge of water and water rights.  He serves as Chair of our Compensation, Nominating and Governance Committee and also is on the Board’s Audit Committee.

COMMITTEES OF THE BOARD OF DIRECTORS

The Company has established a Board of Conduct, an Audit Committee, a Charter and a Governance Committee, a Compensation Committee, and a Nominating Committee all of which have specific Board-adopted charters.

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

CONFLICTS OF INTEREST - CORPORATE OPPORTUNITIES

Presently no requirement is contained in our Articles of Incorporation, Bylaws, or policies which require officers and directors of our business to disclose to us business opportunities which come to their attention outside the scope of their service to the Company. Our officers and directors do, however, have a fiduciary duty of loyalty to us to disclose to us any business opportunities which come to their attention, in their capacity as an officer and/or director or otherwise.  Excluded from this duty would be opportunities which the person learns about through his involvement as an officer and director of another company.  We have no intention of merging with or acquiring an affiliate, associate person or business opportunity from any affiliate or any client of any such person.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires our officers and directors, and persons who own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership with the SEC.  Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.  Based solely on our review of copies of such reports received, and representations from certain reporting persons, we believe that, during the fiscal year ended December 31, 2011, all of the Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were filed in compliance with all applicable requirements.

Two Rivers Water Company 2011 Annual Report - 10K

ITEM 11.  EXECUTIVE COMPENSATION

The following table sets forth certain information concerning compensation paid by the Company to the President and the Company’s two most highly compensated executive officers for the fiscal years ended December 31, 2011, 2010 and 2009 (the "Named Executive Officers"):

SUMMARY EXECUTIVE COMPENSATION TABLE

Name & Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) (11)	Option Awards ($)	Non-equity incentive plan comp ($)	Non-qualified deferred comp earnings ($)	All other comp ($)	Total ($)
John McKowen, CEO, Chairman	2011(1)	193,042	26,660	-	-	-	-	26,589	246,291
	2010(2)	223,158	-	-	-	-	-	14,738	237,896
	2009(3)	241,484	27,500	-	-	-	-	7,476	276,460
Wayne Harding, CFO & Secretary	2011(4)	127,167	20,498	142,500	-	-	-	4,800	294,965
	2010(4)	97,750	1,833	-	-	-	-	14,880	114,463
	2009(5)	95,423	6,250	-	-	-	-	23,069	124,742

Gary Barber, COO & Pres.	2011(6)	109,000	31,162	-	-	-	-	33,700	173,862
	2010(7)	-	-	-	-	-	-	32,000	32,000
John Stroh, President	2011(8)	-	-	101,247	-	-	-	76,045	177,292
	2010(9)	45,260	1,125	-	-	-	-	58,437	104,822
	2009(10)	-	-	-	-	-	-	63,192	63,192

(1)	Other Compensation is the payment of the health insurance benefit by the Company ($10,089) and office allowance ($16,500).
(2)	Other Compensation is the payment of the health insurance benefit by the Company ($5,757) and auto allowance ($8,981).
(3)	Other Compensation is the payment of the health insurance benefit by the Company ($7,476).
(4)	Other Compensation is the payment of the health insurance benefit by the Company.
(5)
Salary and bonus is the amount for the entire year ending December 31, 2009.  Mr. Harding did not become an officer of the Company until September 2009 and did not become a director of the Company until November 2009 and resigned in 2010. Other Compensation is the payment of dental and health insurance benefit ($23,069).

(6)	Other Compensation is the payment of the health insurance benefit by the Company ($3,200), office allowance ($12,000), and consulting fees ($18,500).
(7)	Mr. Barber was paid as a contract employee during 2010.
(8)	Mr. Stroh’s Other Compensation is the payment of contract pay.
(9)	Mr. Stroh’s Other Compensation is the payment of contract pay of $54,666 and health insurance benefit payment by the Company of $3,771.
(10)
Mr. Stroh became the President of TRWC, Inc. in August, 2009.  He is paid via a contract labor agreement.  In 2009, Mr. Stroh was paid $61,840 in contract labor and $1,352 in health and dental insurance premiums.

(11)	Stock award compensation is based on Restricted Stock Units granted, vested and issued during the year.

Two Rivers Water Company 2011 Annual Report - 10K

Employment Agreements

The Company’s Board has a separate compensation committee; which determines the compensation for the Company’s officers and directors.  Members of the committee are Gregg Campbell (Chair), Dennis Channer and Brad Walker.

The compensation committee approves employment agreements and bonuses paid to the Company’s executives.  There is no set schedule for the payment of bonuses.  Bonuses are considered when certain benchmarks are reach by the Company.  The benchmarks can include such activities as a successful capital or debt raise, operational performance, and acquisitions of significant assets or agreements that is accretive to the Company’s business.  Both the benchmarks and the amount and type of bonus are determined by the Company’s Board of Directors through its compensation committee.

The Company’s CEO, John McKowen, can recommend to the compensation committee salaries and bonuses.  However, the independent compensation committee has the final determination in compensation for the Company’s executives.   The Company’s CEO does not sit on the compensation committee and recuses himself from any and all votes regarding his compensation by the Board of Directors and/or the compensation committee.

All in-place employment agreements provides for accelerated option vesting in the event of a change in control.  Change in control is defined as the sale or other disposition to a person, entity or group of 50% or more of the consolidated assets of the Company taken as a whole.

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

During the year ended December 31 2011, no changes in Mr. McKowen’s pay were made.  Effective January 1, 2011, Mr. McKowen’s pay is reduced to $180,000 per year, Mr. Barber’s pay is $120,000 per year and Mr. Harding’s pay is $120,000 per year.

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

Two Rivers Water Company 2011 Annual Report - 10K

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

The following table sets forth certain information concerning outstanding option awards held by the President and our most highly compensated executive officers for the fiscal year ended December 31, 2011 to the "Named Executive Officers":

	No. of securities underlying exercised options (#)	No. of securities underly-ing unexer-cised options (#)	Equity incentive plan awards: No. of securities underlying unexer-cised unearned options (#)	Option exercise price ($)	Option expir-ation date	No. of shares or units of stock that have not vested (#)	Market Value of shares or units of stock that have not vested ($)	Equity incentive plan awards: no. of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards; Market or payout value of unearned shares, units or other rights that have not vested ($)
John McKowen, CEO	-	-	-	N/A	N/A	-	-	-	-
Gary Barber, COO, President	-	-	-	N/A	N/A	-	-	-	-
Wayne Harding, CFO	-	-	-	N/A	N/A	-	-	-	-

During the year ended December 31 2010, the following stock option equity awards were converted to Restrictive Stock Units:
John McKowen:  1,480,948 shares
Wayne Harding:  200,000 shares

The following table sets forth certain information concerning outstanding option awards held by the President and our most highly compensated executive officers for the fiscal year ended December 31, 2011 to the "Named Executive Officers":

		Estimated future payouts under non-equity incentive plan awards			Estimated future payments under equity incentive plan awards
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)	All other stock awards: No. of shares of stock or units (#)	All other option awards: Number of securities underlying options (#)	Exercise or base price of option awards ($/Sh)	Grant date fair value of stock and option awards ($)
John McKowen	Oct 2010	N/A	N/A	N/A	1,480,948	2,480,947	2,480,947	0	0	N/A	4,561,000
Gary Barber	Oct 2010	N/A	N/A	N/A	333,333	1,000,000	1,000,000	0	0	N/A	1,701,000
Wayne Harding	Oct 2010	N/A	N/A	N/A	200,000	700,000	700,000	0	0	N/A	1,292,000

Two Rivers Water Company 2011 Annual Report - 10K

DIRECTOR COMPENSATION

The following table sets forth certain information concerning compensation paid to our directors for services as directors, but not including compensation for services as officers reported in the "Summary Executives Compensation Table” during the year ended December 31, 2011:

Name	Fees earned or paid in cash ($)	Stock awards ($) (4)	Option Awards ($)	Non-equity incentive plan compen- sation ($)	Non- Qualified Deferred compen- sation earnings ($)	All other compen-sation ($)	Total ($)
John McKowen (1)	-	-	-	-	-	-	-
Gary Barber (2)	-	-	-	-	-	-	-
John Stroh II (3)	2,500	-	-	-	-	-	2,500
Bradley Walker	5,500	44,150	-	-	-	565	50,215
Dennis Channer	5,500	44,150	-	-	-	71	49,721
Gregg Campbell	2,500	22,250	-	-	-	-	24,750

(1)	During the year ended December 31, 2010, Mr. McKowen received compensation as set forth in the Executive Compensation Table.
(2)	During the year ended December 31, 2010, Mr. Barber received compensation as set forth in the Executive Compensation Table.
(3)	During the year ended December 31, 2010, Mr. Stroh also received compensation as set forth in the Executive Compensation Table.
(4)	Stock awards are granted the first calendar quarter following the calendar year of service.

Each outside director receives $1,000 and 5,000 shares of the Company’s stock per calendar quarter and $500 per meeting in person along with reimbursement of reasonable travel costs.  These payments include services for the Board Committees.

LONG-TERM COMPENSATION PLANS AND STOCK OPTIONS

The board of directors has adopted a Management Incentive Plan that contemplates the issuance of stock-based compensation as well as cash bonuses to certain executive officers and key employees of the Company.  The incentive plan is administered by the Company's board of directors under guidance from the Company’s Compensation Committee.  It is contemplated that cash bonuses, RSUs and options will be granted following the successful closing equity or debt funding and successful acquisitions by the Company.  The amount of the grants will be based on the value of the transaction and participants are designated by the Company's board of directors upon recommendation by the Chief Executive Officer.

Stock Option Plan

On May 6, 2005, the Company's board of directors adopted the Two Rivers 2005 Stock Option Plan (“2005 Plan”) pursuant to which the board may grant options to purchase a maximum of 5,000,000 shares of Two Rivers common stock to key employees, directors and consultants.  As of December 31, 2011, options to purchase an aggregate of 1,727,866 shares of common stock were issued and outstanding consisting of options to purchase 1,417,866 shares of common stock at an exercise price of $1.25 per share, options to purchase an aggregate of 270,000 shares of common stock at an exercise price of $2.00 per share and options to purchase an aggregate of 40,000 shares of common stock at an exercise price of $3.00 per share.

Two Rivers Water Company 2011 Annual Report - 10K

During 2011, the Board authorized the issuance of 800,000 shares from the 2005 Plan as compensation for future debt and capital efforts by consultants.  In 2011, 320,000 shares were issued and properly expensed, leaving 480,000 shares to be issued.

For the issuance of options, the exercise price of options may not be less than the fair market value on the date of grant as determined by the board of directors and will expire no later than the tenth anniversary of the date of grant.  The board may establish vesting or other requirements which must be met prior to the exercise of the stock options.  In the event of a corporate transaction involving Two Rivers (including, without  limitation, any stock dividend, stock split, extraordinary cash dividend, recapitalization, reorganization, merger, consolidation, split-up, spin-off, combination or exchange of shares), the board may adjust outstanding awards to preserve the benefits or potential benefits of the awards.

On August 26, 2011, the Company's board of directors adopted the Two Rivers 2011 Long-Term Stock Plan (the “2011 Plan”).  This plan was adopted by the Company’s shareholders at the November 7, 2011 shareholder meeting.  The 2011 Plan Pursuant allows the board to grant stock incentives to the Company’s executives and for the Company’s CEO to grant stock incentives to non-executive employees and vendors/consultants for a combined maximum of 10,000,000 shares of Two Rivers common stock.  As of December 31, 2011, an aggregate of RSUs representing 4,115,474 shares of common stock were issued and outstanding.

Audit Committee

In 2010 the Company established a separate Audit Committee.   The Chair of the Audit Committee is Dennis Channer.  Mr. Gregg Campbell and Mr. Brad Walker are the other board members serving on the Audit Committee.

Compensation, Governance & Nominating Committee

In 2010 the Company established a separate Compensation, Governance & Nominating Committee.   The Chair of this Committee is Gregg Campbell.  Mr. Dennis Channer and Mr. Brad Walker are the other board members serving on this Committee.

Code of Ethics

The Company has adopted a Code of Conduct for the Board and the salaried employees.

Two Rivers Water Company 2011 Annual Report - 10K

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of outstanding shares of the Company's common stock as of December 31, 2011 on a fully diluted basis, by (a) each person known by the Company to own beneficially 5% or more of the outstanding shares of common stock, (b) the Company's directors,  Chief Executive Officer and executive officers whose total compensation exceeded $100,000 for the last fiscal year, and (c) all directors and executive officers of the Company as a group.

Beneficial ownership of each person is shown as calculated in accordance with Rule 13d-3 of the Securities Exchange Act of 1934, which includes all securities that the person, directly, or indirectly through an contract, arrangement, understanding, relationship or otherwise has or shares voting power which includes the power to vote or direct the voting of a security, or investment power, which includes the power to dispose, or direct the disposition of such security.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class (1)
Common Shares	John McKowen (CEO and Chairman of the Board) (2) 2000 S Colorado Blvd Annex Bldg Ste 420 Denver CO 80222	3,699,953	14.09%
Common Shares	Wayne Harding (CFO, Secretary) (3) 2000 S Colorado Blvd Annex Bldg Ste 420 Denver CO 80222	373,756	1.42%
Common Shares	Gary Barber (President, COO) (4) 2000 S Colorado Blvd. Annex Bldg. Ste 420 Denver CO 80222	338,333	1.29%
Common Shares	John Stroh II (Board member) (5) 2000 S Colorado Blvd. Annex Bldg. Ste 420 Denver CO 80222	950,357	3.62%
Common Shares	Dennis Channer (Board member) (6) 2000 S Colorado Blvd. Annex Bldg. Ste 420 Denver CO 80222	25,000	0.10%
Common Shares	Brad Walker (Board member) (7) 2000 S Colorado Blvd. Annex Bldg. Ste 420 Denver CO 80222	25,000	0.10%
Common Shares	Gregg Campbell (Board member) (8) 2000 S Colorado Blvd. Annex Bldg. Ste 420 Denver CO 80222	10,000	0.04%
Total for all Directors and Executive Officers as a Group		5,422,299	20.66%

Two Rivers Water Company 2011 Annual Report - 10K

(1)
Applicable percentage ownership is based on 26,251,834 shares of common stock issued and outstanding as of December 31, 2011.  Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock that are currently exercisable or exercisable within 60 days of December 31, 2011 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.  For the purpose of the Officers and Directors ownership computation, there are 23,258,494 common shares outstanding; 1,727,866 options, 1,398,807 RSUs and 100,000 warrants, for a total dilution pool of 26,485,167 which is used as the denominator is the Percent of Class calculation.

(2)
Mr. McKowen holds, directly, 1,885,672 shares of the Company’s common stock.  He holds RSUs exercisable for 2,480,948 shares of the Company’s common stock, of which 1,814,281 are considered for the beneficial ownership calculation.

(3)	Mr. Harding directly holds 107,089 shares of the Company’s common stock. He holds RSUs exercisable for 600,000, of which 266,667 shares are considered for the beneficial ownership calculation.
(4)	Mr. Barber directly owns 5,000 shares of the Company’s common stock. . He holds RSUs exercisable for 1,000,000, of which 333,333 shares are considered for the beneficial ownership calculation.
(5)
Mr. Stroh directly holds 950,357 shares of the Company’s common stock.  He also owns 99,643 shares that are being held in escrow due to the terms of the TRB merger.  He holds RSUs exercisable for 166,667, which all are used in this calculation.

(6)	Mr. Channer directly owns 5,000 shares of the Company’s common stock. He is granted 20,000 shares of the Company in January 2012 for board service in 2011.
(7)	Mr. Walker directly owns 5,000 shares of the Company’s common stock. He is granted 20,000 shares of the Company in January 2012 for board service in 2011.
(8)	Mr. Campbell directly owns no shares of the Company’s common stock. He is granted 10,000 shares of the Company in January 2012 for board service in 2011.

ITEM  13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Intercompany Transactions

The Company eliminated assessments owed from the Company to the Mutual Ditch Company.  The remaining assessments are from unrelated parties.

Officer and Directors Transactions

During the year ended December 31, 2011, the Company paid Mr. McKowen, the CEO and Chairman of the Company, total compensation of $246,291 which consists of salary of $193,042, a bonus of $26,660, health and dental insurance benefit of $10,089 and office allowance of $16,500.

During the year ended December 31, 2011, the Company paid Mr. Harding, the CFO of the Company, a total compensation of $294,965, which consists of salary of $127,167, a bonus of $20,498, and health and dental insurance benefit of $4,800.  Mr. Harding also received 100,000 shares from his RSU grants that were valued at $142,500.

During the year ended December 31, 2011, the Company paid Mr. Barber, the COO of the Company, a total compensation of $173,862, which consists of salary of $109,000, bonus of $31,162, contract consulting fees of $18,500, health and dental insurance benefit of $3,200, and an office allowance of $12,000.

Two Rivers Water Company 2011 Annual Report - 10K

On August 17, 2009, the Company, through its wholly owned subsidiary TRWC, and TRB formed HCIC, a joint venture.  Under the terms of the Joint Venture agreements, the Company, at the Company’s sole discretion, can contribute up to $2,850,000 in cash.  TRB contributed purchased options in the Mutual Ditch with a fair value of $2,850,000. Under certain conditions, TRB members can exchange their membership units in TRB for common shares in Two Rivers.   In September 2010, the Company exchanged 7,500,000 of its common shares for 100% of TRB’s interest in HCIC.  After this exchange, the Company owns 100% of HCIC.

Mr. Stroh, a Director of the Company, is also a managing member of Two Rivers Basin, LLC (“TRB”).

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Schumacher and Associates, Inc. (Schumacher) was engaged as the Company's principal audit accounting firm from November 5, 2008 through May 15, 2011.  Eide Bailly LLP is the current principal audit accounting firm and has performed the audit for the year ended December 31, 2011.  The Company's Board of Directors has considered whether the provisions of audit services are compatible with maintaining Schumacher’s and Eide Bailly LLP’s independence and concluded that each firm is independent.

The following table represents aggregate fees billed to the Company during the years ended December 31, 2010 and 2011 by Schumacher and Eide Bailly.
	Year Ended December 31,
	2011	2010
Audit/review Fees – Schumacher	$40,000	$63,885
Audit/review Fees – Eide Bailly	20,500	0
Audit-related Fees	0	0
Tax Fees	0	0
All Other Fees	0	0
Total Fees	$60,500	$63,885

The Company uses a different CPA/Attorney firm for the preparation of income tax reporting.

Two Rivers Water Company 2011 Annual Report - 10K

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following is a complete list of exhibits filed as part of this Form 10-K. Exhibit number corresponds to the numbers in the Exhibit table of Item 601 of Regulation S-K.

Number	Description

10.1	Bridge Loan Note	Filed Herewith
21.1	List of Subsidiaries of Two Rivers Water Company	Filed Herewith
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act	Filed Herewith
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act	Filed Herewith
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act	Filed Herewith
32.2	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act	Filed Herewith

Two Rivers Water Company 2011 Annual Report - 10K

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 8, 2012	Two Rivers Water Company

By:	/s/John McKowen
John McKowen, Chief Executive Officer and Chairman of the Board

By:	/s/ Wayne Harding
Wayne Harding, Chief Financial Officer and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
Dated: March 8, 2012	Two Rivers Water Company

/s/John McKowen
John McKowen, President, Chief Executive Officer and Chairman of the Board

/s/ John Stroh II
John Stroh II, Director

/s/ Brad Walker
Brad Walker, Director

/s/Dennis Channer
Dennis Channer, Director

/s/Gregg Campbell
Greg Campbell, Director

Two Rivers Water Company 2011 Annual Report - 10K

TWO RIVERS WATER COMPANY AND SUBSIDIARIES

Reports of Independent Registered Public Accounting Firms

To the Board of Directors and
Stockholders of Two Rivers Water Company
Denver, Colorado

We have audited the accompanying consolidated balance sheet of Two Rivers Water Company (the “Company”) as of December 31, 2011, and the related consolidated statement of operations, changes in stockholders’ equity, and cash flows for the year ended December 31, 2011. Two Rivers Water Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Two Rivers Water Company as of December 31, 2011, and the results of its operations and its cash flows for year ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

EIDE BAILLY LLP

Greenwood Village, Colorado
March 6, 2012

Board of Directors and Shareholders
Two Rivers Water Company and Consolidated Subsidiaries

We have audited the accompanying consolidated balance sheet of Two Rivers Water Company and Consolidated Subsidiaries, as of December 31, 2010, and the related consolidated Statements of Operations, Stockholders' Equity, and Cash Flows for the year ended December 31, 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Two Rivers Water Company and Consolidated Subsidiaries as of December 31, 2010, and the results of its consolidated operations and cash flows for the year ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

SCHUMACHER & ASSOCIATES, INC.

Denver, Colorado
March 29, 2011

Two Rivers Water Company 2011 Annual Report - 10K

TWO RIVERS WATER COMPANY AND SUBSIDIARIES
Consolidated Balance Sheets (In Thousands)

	December 31,
ASSETS:	2011	2010
Current Assets:
Cash and cash equivalents	$777	$645
Marketable securities, available for sale (Notes 2,3)	137	-
Advances and accounts receivable	87	38
Farm product (Note 2)	43	-
Deposits and other current assets	20	16
Total Current Assets	1,064	699

Property, equipment and software, net (Note 2)	1,129	156

Other Assets
Debt issuance costs	663	-
Land (Note 2)	2,968	1,279
Water rights and infrastructure (Note 2)	28,786	24,216
Options on real estate and water shares (Note 2)	-	100
Dam and water infrastructure construction in progress (Note 2)	848	489
Discontinued operations - assets held for sale (Notes 2, 6)	-	259
Total Other Assets	33,265	26,343
TOTAL ASSETS	$35,458	$27,198

LIABILITIES & STOCKHOLDERS' EQUITY:
Current Liabilities:
Accounts payable	$631	$463
Current portion of notes payable (Note 4)	32	-
Accrued liabilities	495	114
Total Current Liabilities	1,158	577
Notes Payable - Long Term (Note 4)	13,508	9,128
Total Liabilities	14,666	9,705

Stockholders' Equity:
Common stock, $0.001 par value, 100,000,000 shares authorized, 23,258,494 and 19,782,916 shares issued and outstanding at December 31, 2011 and 2010, respectively	23	20
Additional paid-in capital	38,357	28,949
Accumulated comprehensive (loss)	(51)	-
Accumulated (deficit)	(19,699)	(13,587)
Total Two Rivers Water Company Shareholders' Equity	18,630	15,382
Noncontrolling interest in subsidiary (Note 2)	2,162	2,111
Total Stockholders' Equity	20,792	17,493
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$35,458	$27,198

The accompanying notes to consolidated financial statements are an integral part of these statements.

Two Rivers Water Company 2011 Annual Report - 10K

TWO RIVERS WATER COMPANY AND SUBSIDIARIES
Consolidated Statements of Operations (In Thousands)

	Year Ended December 31,
	2011	2010

Revenue
Farm revenue	$-	$153
Water revenue	-	15
Member assessments	102	25
Other income	3	3
Total Revenue	105	196
Direct cost of revenue	97	285
Gross Margin (Loss)	8	(89)

Operating Expenses:
General and administrative	3,868	2,653
Stock based compensation	2,678	4,841
Depreciation	102	24
Total operating expenses	6,648	7,518
(Loss) from operations	(6,640)	(7,607)

Other income (expense)
Interest expense	(1,212)	(744)
Warrant expense	-	(218)
Gain on sale of assets	5	40
Gain bargain purchase	1,736	-
Gain on extinguishment of notes payable	196	-
Other income (expense)	(14)	13
Total other income (expense)	711	(909)
Net (Loss) from continuing operations before taxes	(5,929)	(8,516)
Income tax (provision) benefit (Note 7)	-	-
Net (Loss) from continuing operations	(5,929)	(8,516)

Discontinued Operations (Note 10)
Loss from operations of discontinued real estate and mortgage business	(132)	(946)
Income tax (provision) benefit from discontinued operations	-	-
(Loss) on discontinued operations	(132)	(946)

Net (Loss)	(6,061)	(9,462)
Net loss (income) attributable to the noncontrolling interest (Note 2)	(51)	(4)
Net (Loss) attributable to Two Rivers Water Company	$(6,112)	$(9,466)

(Loss) Per Share - Basic and Dilutive:
(Loss) from continuing operations	$(0.27)	$(0.60)
(Loss) from discontinued operations	-	(0.07)
Total	$(0.27)	$(0.67)
Weighted Average Shares Outstanding:
Basic and Dilutive	22,156	14,148

The accompanying notes to consolidated financial statements are an integral part of these statements.

Two Rivers Water Company 2011 Annual Report - 10K

TWO RIVERS WATER COMPANY AND SUBSIDIARIES
Consolidated Statements of Cash Flows (In Thousands)

	For the year ended December 31,
	2011	2010
Cash Flows from Operating Activities:
Net (Loss)	$(6,061)	$(9,462)
Adjustments to reconcile net income or (loss) to net cash (used in) operating activities:
Depreciation (including discontinued operations)	102	58
Amortization of debt issuance costs and pre-paids	370	-
Legendary Investment sale and write off	-	14
Increase in reserves and impairments (discontinued operations)	-	499
Loss from REOs sold (discontinued operations)	-	83
Loss on sale of investments and assets held (discontinued operations)	132	155
(Gain) on extinguishment of notes payables	(196)	-
(Gain) Bargain Purchase Value adjustment	(1,736)	-
Realized (Gain) of market securities	(18)	-
Beneficial conversion	-	325
Stock based compensation and warrant expense	2,678	5,059
Stock for services	938	298
Options for services	107	-
Net change in operating assets and liabilities:
Decrease (increase) in income tax receivable	(49)	489
(Increase) in farm product	(43)	-
(Increase) decrease in deposits, prepaid expenses and other assets	(4)	(36)
Increase in accounts payable	168	182
Increase (decrease) in accrued liabilities and other	400	131
Net Cash (Used in) Operating Activities	(3,212)	(2,205)

Cash Flows from Investing Activities:
Investments (increased)/decreased:
Boston real estate and other residential real estate	-	(381)
Proceeds from REO properties and other assets sold	-	2,788
Marketable securities purchased	(331)	-
Marketable securities sold	162	-
Retirement of Stock	(76)	-
Proceeds from asset held for sale	-	176
Proceeds from fixed assets sold	-	19
Purchase of property, equipment and software	(947)	(131)
Purchase of real estate option	-	(100)
Purchase of land, water shares, infrastructure	(1,064)	(8,012)
Dam construction	(359)	(326)
Other assets	-	3
Net Cash (Used in) Investing Activities	(2,615)	(5,964)
Continued on next page

Two Rivers Water Company 2011 Annual Report - 10K

Continued from previous page

Cash Flows from Financing Activities:
Proceeds from issuance of convertible notes	7,332	-
Payment of offering costs	(664)	-
Payment on note	(38)	-
Payment on notes payable	(1,179)	-
Payment for settlement of note payable	(105)	-
(Decrease) in short term borrowings	-	(950)
Options and warrants exercised	613	-
Increase in long term borrowings	-	6,951
Retirement of Common Stock	-	(5)
Private placement - net of offering costs	-	2,202
Net Cash Provided by Financing Activities	5,959	8,198
Net Increase in Cash & Cash Equivalents	132	29

Beginning Cash & Cash Equivalents	645	616
Ending Cash & Cash Equivalents	$777	$645

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$435	$526
Cash received from income tax refunds	$-	$501
Conversion of note receivable for loan on land	$-	$295
Common stock issued for land and water share purchase	$-	$500
Common stock issued in conjunction with extinguishment of notes payable	$1,499	$-
Acquisition of Orlando Reservoir for seller financed note payable	$187	$-
Stock issued for partial payment for the purchase of Orlando Reservoir No.2, LLC	$1,557	$-
Stock issued for non-controlling interest in HCIC	$-	$11,379
Equipment purchases financed	$146	$-
Fair value of warrants issued with Series B offering	$1,675	$-
Stock & warrants for debt issuance costs	$369	$-

The accompanying notes to consolidated financial statements are an integral part of these statements

Two Rivers Water Company 2011 Annual Report - 10K

TWO RIVERS WATER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Years Ended December 31, 2011 and 2010   (In thousands)

	Voting Common Stock
	Shares	Amount	Additional Paid-in Capital	Other Comprehensive Income (Expense)	Accumulated (Deficit)	Non- Controlling Interest	Stockholders' Equity
Balances, January 1, 2010	9,214	$9	$9,200	$-	$(4,121)	$2,675	$7,763
Net Income (Loss)	-	-	-	-	(9,466)	4	(9,462)
Stock-based compensation expense	-	-	4,841	-	-	-	4,841
Warrant extension expense	-	-	218	-	-	-	218
Beneficial conversion	-	-	325	-	-	-	325
Stock issued in exchange for land and water shares and contract labor	723	1	798	-	-	-	799
Stock purchased through private placement	2,400	3	2,398	-	-	-	2,401
Direct cost of private placement	-	-	(196)	-	-	-	(196)
Stock issued in merger with TRB	7,500	7	11,371	-	-	(568)	10,810
Retirement of Stock - open market purchases	(55)	-	(6)	-	-	-	(6)
Balances, December 31, 2010	19,782	$20	$28,949	$-	$(13,587)	$2,111	$17,493
Net Income (Loss)	-	-	-	-	(6,112)	-	(6,112)
Stock-based compensation expense	2	-	2,678	-	-	-	2,678
Options exercised	452	-	563	-	-	-	563
Warrants exercised	50	-	50	-	-	-	50
Warrants issued	-	-	1,805	-	-	-	1,805
Options issued for services	-	-	107	-	-	-	107
RSUs issued	1,148	1	(1)	-	-	-	-
Stock issued in exchange for debt	1,372	2	3,330	-	-	-	3,332
Gain(Loss) attributable to noncontrolling entity	-	-	-	-	-	51	51
Stock issued for services	490	-	938	-	-	-	938
Unrealized gain (loss) on securities available for sale	-	-	-	(51)	-	-	(51)
Retirement of stock - open market purchases	(37)	-	(62)	-	-	-	(62)
Balances, December 31, 2011	23,259	$23	$38,357	$(51)	$(19,699)	$2,162	$20,792

The accompanying notes to consolidated financial statements are an integral part of these statements.
Two Rivers Water Company 2011 Annual Report - 10K

TWO RIVERS WATER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2011 and 2010

NOTE 1 - ORGANIZATION

The following is a summary of some of the information contained in this document.  Unless the context requires otherwise, references in this document to “Two Rivers Water Company,” or the “Company” is to Two Rivers Water Company and its subsidiaries.

Two Rivers Water Company acquires and develops high yield irrigated farmland and the associated water rights in the Huerfano and Cucharas Rivers watershed in Southeastern Colorado.

The Company owns a 91% interest in the Huerfano Cucharas Irrigation Company, a mutual irrigation company, which interest was purchased in 2010.  The Company also purchased the Orlando Reservoir and Butte Valley water rights in February 2011.  The Company currently has the right to store 15,000 acre-feet of water2  within the Huerfano and Cucharas river watershed.  When the Company’s reservoirs are fully restored, they will have the ability to store in excess of 70,000 acre-feet of water.  The Company also has the right to divert from the natural flows of the two rivers in excess of 50 cubic feet per second which historically yields 15,000 acre-feet of water annually, subject to river conditions and competing uses.

The Company currently owns approximately 4,700 gross acres of irrigable farmland within the watershed of the Huerfano and Cucharas Rivers, upstream of the Huerfano’s confluence with the Arkansas River.  Based on progress in preparing this land for long-term farming, the Company expects that approximately 800 acres of its land will be in production during the 2012 growing season and an additional 2,200 acres of land developed for 2012 fall planting. Each acre of irrigated farmland is capable of producing the equivalent of 200+ bushels of corn or 6 tons of alfalfa during an annual growing season.  The Company expects to acquire and develop in excess of 25,000 acres of such farmland within the Huerfano/Cucharas two river watershed within the next five years, subject to capital availability and operational constraints.

The Company expects to acquire and develop the right to divert and store an additional 55,000 acre-feet of water in the two rivers watershed within the next five years.

Two Rivers Water Company plans to operate two core businesses, organic crop production from high yield irrigated farmland and water supply to municipal markets in Huerfano County and the Front Range of Colorado.  The Company’s initial crop production will consist of organic premium to supreme alfalfa hay and exchange traded grains.  The Company also expects to initiate production of organic vegetable and fruit crops following further development of its water asset portfolio.  Based on rotational farm fallowing and other advanced agronomy, the Company expects to be able to support long-term crop production and to supply water on a highly reliable basis for municipal water users within Southeast Colorado.

2 An acre-foot of water is the amount of water required to cover one acre to a depth of one foot. An acre-foot of water contains 325,851 gallons, generally considered enough water to supply two average households for a year. Annual irrigation of alfalfa in Southeastern Colorado consumes approximately three acre-feet of water per acre of crop.

Two Rivers Water Company 2011 Annual Report - 10K

The Company has expanded operations through various funding mechanisms, which include debt, convertible debt and equity capital.  Since inception, the Company has raised and invested over $30 million in assembling and improving assets necessary to support its two integrated businesses.  The Company hopes to raise an additional $100 million to support expansion over the next five years in order to fully develop the high yield irrigated farmland and water assets within the Huerfano Cucharas two river basin.  We cannot make any assurances that we will be able to raise such funds or whether we would be able to raise such funds on terms that are acceptable to us.

The Company believes it is unique in developing a business model whereby it acquires and develops agricultural assets (both land and associated water rights and facilities) to create a profitable, synergistic relationship between crop production and other water uses in the arid western regions of the United States.

Two Rivers Water Company Corporate Organization

The Company’s organizational structure is illustrated in the above chart.  Two Rivers Water Company is the parent company and owns 100% of Two Rivers Farms, LLC and Two Rivers Water, LLC.  Two Rivers Farms owns 100% of Two Rivers Farms F-1, LLC and Two Rivers Farms F-2, LLC.  Two Rivers Farms also owns unencumbered farmland that will eventually redeveloped and brought into production.    Two Rivers Water, LLC owns 91% of the Huerfano-Cucharas Irrigation Company (sometimes referred to elsewhere in this annual report as the Mutual Ditch Company) and 100% of the Orlando Reservoir No. 2 Company LLC.

Two Rivers Water Company 2011 Annual Report - 10K

Two Rivers Farms, LLC (“Farms”) – Our Farming Business

In order to put its water rights and facilities to productive use, the Company formed Farms to manage farms in proximity to our water distribution facilities and has undertaken a program of redeveloping the land, introducing modern agricultural and water management practices including deep plowing, laser leveling and installing efficient irrigation facilities.

During the 2010 growing season, approximately 400 acres of the Company’s land were farmed, primarily for wheat and feed corn, to determine the fertility of the soil and the most efficient and cost effective means of irrigation.

During 2011, the Company developed additional ways to add irrigable acreage.  As a result, the Company developed 533 acres in 2011.  These additions increased the Company’s farmable acreage to 713.  However, because of the extensive drought in the area Farms did not produce a 2011 crop.

Two Rivers Farms F-1, LLC (“F-1”) and Two Rivers Farms F-2, LLC (“F-2”)

On January 21, 2011 the Company formed F-1 to hold certain farming assets and as an entity to raise debt financing for the Company’s expansion of the Farming Business.  In February 2011, F-1 sold $2,000,000 in 5% per annum, 3-year convertible promissory notes that also participates in 1/3 of the crop profit from the related land.  Proceeds from these notes were used to improve irrigation systems, pay for the farmland and retire seller carry-back debt from the purchase of the Mutual Ditch Company.  This allowed water available through the Mutual Ditch Company to be used to irrigate the F-1 farms without encumbrances.

On April 5, 2011 the Company formed F-2 to hold certain farming and water assets and as an entity to raise additional debt for the Company’s expansion of the Farming Business.   During the summer of 2011, F-2 sold $5,332,000 in 6% per annum, 3-year convertible promissory notes that also participates in 10% of the crop revenue from the related lands.  Further, for each $2.50 borrowed, the lender received a warrant to purchase one common share of the Company’s stock at $2.50.  These warrants expire December 31, 2012.  Proceeds from these notes were used to acquire the Orlando and additional farmland and to install irrigation systems.

Both F-1 and F-2 lease their farmland and farming assets to Farms as the operator of the Company’s farming activities.

Two Rivers Water Company, LLC (“TR Water”) – our Water Business

During 2011, the Company formed TR Water to secure additional water rights, rehabilitate water diversion, conveyance and storage facilities and to develop one or more special water districts.

Two Rivers Water Company 2011 Annual Report - 10K

The Huerfano-Cucharas Irrigation Company (“Mutual Ditch Company”)

In order to supply its farms with irrigation water, the Company began to acquire shares in the Mutual Ditch Company in order to develop and put to use their water rights on the two rivers.  At the time the Mutual Ditch Company was formed in 1944, the water in the two rivers was continuously augmented by groundwater pumped from coal mines that operated in the watershed.  The augmented and natural flow of the rivers, along with the water rights and facilities of the Mutual Ditch Company were sufficient to provide reliable irrigation water for the Mutual Ditch Company shareholders and their expanding farm enterprises.  However, in the years following World War II, the mines began to cease production and, therefore, stopped pumping groundwater out of the mine shafts and into the river channels.  As a result of the reduction in downstream flow in the rivers, the extent of farming in the watershed could no longer be reliably irrigated.  In some years, crops failed for lack of late summer irrigation water and, over time, once thriving farms withered.  Because of such failures and the reduced flow in the rivers, the shareholders of the Mutual Ditch Company were unable or unwilling to adequately maintain the water diversion, conveyance and storage facilities.  Therefore, at the time the Company decided to invest in the Huerfano/Cucharas watershed, the shares in the Mutual Ditch Company had become less valuable and the residual farming in the area had reverted primarily to pasture and dry grazing.

Beginning in 2009, the Company systematically acquired shares in the Mutual Ditch Company and, as of December 31, 2010, had acquired 91% of the shares, which it continues to own.   The shares were acquired from willing sellers in a series of negotiated transactions for cash and the Company’s common shares.  As the controlling shareholder, the Company currently operates the Mutual Ditch Company and has undertaken a long-term program to refurbish and restore the water management facilities.  Based on an independent appraisal delivered on September 30, 2010 and giving effect to investments and operating results since then, the Company’s interest in the historic Mutual Ditch Company had a recorded book value, measured through fair value accounting, of $24,196,000, on December 31, 2010 and 2011.  The Mutual Ditch Company assets, liabilities and results are consolidated into the Company’s financial statements.

Orlando Reservoir No. 2 Company, LLC (“Orlando”)

Orlando is a Colorado limited liability company originally formed to divert water from the Huerfano River, for storage in the Orlando Reservoir to be re-timed and used for irrigation of farmland in Huerfano and Pueblo Counties.  At the time the Company began investing in the Huerfano/Cucharas watershed, Orlando owned the historic diversion structure, a conveyance system and a reservoir and also owned a small amount of irrigable farmland.  However, the water facilities were in deteriorated condition.  Beginning in January, 2011, through a series of transactions, the latest of which closed on September 7, 2011, the Company acquired 100% ownership of Orlando (through its wholly-owned subsidiary, TR Water) for a combination of cash, stock and seller-financing.   Promptly following the acquisition, the Company began the program for refurbishing the facilities to restore their operating efficiency.  The stated purchase price for Orlando was $3,450,000; however, for reporting the financial statements dated September 30, 2011 (and pending the results of the independent appraisal), we used the value of Company stock used as partial consideration, the purchase price was computed as $3,156,750 based on cash paid, the seller carry-back note and 650,000 of the Company’s common shares issued to the seller.  The purchase price was allocated $3 million to water assets and $100,000 to farm land.  The Company also recorded a forgiveness of debt of $384,000.

Two Rivers Water Company 2011 Annual Report - 10K

Following the purchase of Orlando and considering the refurbishment already underway, Orlando was independently appraised as of January 16, 2012 at $5,195,000, considering agricultural irrigation as its highest and best use.  This valuation produced a gain from a bargain purchase of $1,736,000 which was allocated $1,520,000 to water assets and $216,000 to land.

The Orlando assets include not only the reservoir, but also the senior-most direct flow water right on the Huerfano River (the #1 priority), along with the #9 priority and miscellaneous junior water rights.  These water rights are now integrated with the Company’s other water rights on the Huerfano and Cucharas River to optimize the natural water supply.  In addition, the water storage rights, and the physical storage reservoirs, are critical to water supply reliability in the watershed, because the storage system allows the natural spring runoff from snowmelt to be captured and re-timed for delivery to irrigate crops throughout the growing season.  Coupled with the Company’s distribution facilities and farmland, these water diversion and storage rights provide consistent supplies to irrigate and grow our crops.

Discontinued Operations

In early 2009, the Company (then named Navidec Financial Services, Inc.) discontinued its short-term real estate lending and development in an effort to reduce its exposure to credit risk.  The wind down of discontinued operations was completed by December 31, 2011.

Management plans for funding future operations

As of December 31, 2012, the Company had $777,000 in demand deposits and $137,000 in highly liquid gold EFTs.  Subsequent to December 31, 2012 and prior to March 1, 2012, the Company has raised $1,500,000 from a bridge loan.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Two Rivers and its subsidiaries, Farms, F-1, F-2, TR Water, Mutual Ditch Company, Orlando, and discontinued operations.  All significant inter-company balances and transactions have been eliminated in consolidation.

On August 17, 2009, Two Rivers and Two Rivers Basin, LLC (“TRB” an unrelated company) formed HCIC Holdings LLC (“HCIC”, a joint venture).  Each entity owned 50% interest in HCIC.  On September 14, 2010, TRWC purchased 100% of TRB’s ownership of HCIC through a merger and issuance of 7,500,000 shares of the Company’s stock to the members of TRB.

During the period from August 17, 2009 until the merger on September 14, 2010, due to the Company being the sole contributor of operational cash, without which HCIC would be unable to operate, the Company treated its investment in HCIC as a Variable Interest Entity (VIE) and under US GAAP consolidated HCIC (ASC Section 323.10.15 and 323.10.15-6).

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

Two Rivers Water Company 2011 Annual Report - 10K

Non-controlling Interest

Non-controlling interest is recorded for the entities HCIC and the Mutual Ditch Company that are consolidated but are not wholly owned by the Company.

Below is the breakdown of the non-controlling interest’s share of gains.

(in thousands)	Year ended December 31, 2011	Year ended December 31, 2010
Mutual Ditch Company	$51,000	$4,000

The Company owns 91% of the Mutual Ditch Company.  As of December 31, 2011, the non-controlling members’ equity in the Mutual Ditch Company was $2,162,000.

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

Cash and Cash Equivalents

For purposes of reporting cash flows, Two Rivers Water Company considers cash and cash equivalents to include highly liquid investments with original maturities of 90 days or less. Those are readily convertible into cash and not subject to significant risk from fluctuations in interest rates.  The recorded amounts for cash equivalents approximate fair value due to the short-term nature of these financial instruments.

Concentration of Credit Risk

Financial instruments that potentially subject Two Rivers to significant concentrations of credit risk include cash equivalents, marketable investments, advances and accounts receivable.  The Company maintains its cash and investment balances in the form of bank demand deposits, money market accounts,  that management believes to be of high credit quality.  Accounts receivable are typically uncollateralized and are derived from transactions with and from customers primarily located in the United States.

No revenues to unaffiliated customers represented 10% or more of the Company’s revenue for the year ended December 31, 2011.

Two Rivers Water Company 2011 Annual Report - 10K

Fair Value of Measurements and Disclosures

Fair Value of Assets and Liabilities Acquired

Fair value is the price that would be received from the sale of an asset or paid to transfer a liability (i.e., an exit price) in the principal or most advantageous market in an orderly transaction between market participants.  In determining fair value, the accounting standards established a three-level hierarchy that distinguishes between (i) market data obtained or developed from independent sources (i.e., observable data inputs) and (ii) a reporting entity’s own data and assumptions that market participants would use in pricing an asset or liability (i.e., unobservable data inputs).  Financial assets and financial liabilities measured and reported at fair value are classified in one of the following categories, in order of priority of observability and objectivity of pricing inputs:

• Level 1 – Fair value based on quoted prices in active markets for identical assets or liabilities.

• Level 2 – Fair value based on significant directly observable data (other than Level 1 quoted prices) or significant indirectly observable data through corroboration with observable market data. Inputs would normally be (i) quoted prices in active markets for similar assets or liabilities, (ii) quoted prices in inactive markets for identical or similar assets or liabilities or (iii) information derived from or corroborated by observable market data.

• Level 3 – Fair value based on prices or valuation techniques that require significant unobservable data inputs.  Inputs would normally be a reporting entity’s own data and judgments about assumptions that market participants would use in pricing the asset or liability.

The fair value measurement level for an asset or liability is based on the lowest level of any input that is significant to the fair value measurement.  Valuation techniques should maximize the use of observable inputs and minimize the use of unobservable inputs.

Recurring Fair Value Measurements:

The carrying value of the Company’s financial assets and financial liabilities is their cost, which may differ from fair value.   The carrying value of cash held as demand deposits, money market and certificates of deposit, marketable investments, accounts receivable, short-term borrowings, accounts payable and accrued liabilities approximated their fair value.  Marketable investments are valued at Level 1 due to readily available market quotes. The fair value of the Company’s long-term debt, including the current portion approximated its carrying value.  Fair value for long-term debt was estimated based on quoted market prices of the identical debt instruments or values of comparable borrowings.

Two Rivers Water Company 2011 Annual Report - 10K

Nonrecurring Fair Value Measurements:

Business Acquisitions

Acquisition of the Mutual Ditch Company.  During the quarter ended March 31, 2010, the Company acquired a majority share of the Mutual Ditch Company.  In order to value the acquired assets and liabilities, the Company ordered an appraisal that was performed by an engineering company.  In arriving at a value, the appraiser used Level 2 inputs whereby the water rights were valued using comparable prices in markets that are not active.  The infrastructure of the Mutual Ditch Company, including water storage, ditches and diversion points, was valued at replacement cost less physical obsolescence and deterioration.  The value of the Mutual Ditch Company as of March 2, 2010 was estimated to be $24,196,000.

Acquisition of the Orlando.  During 2011, in a series of step transactions, the Company acquired the Orlando assets.  An appraisal was performed by a water research company of the Orlando.  The research company used Level 2 and 3 inputs.  Level 2 was used whereby the water rights were valued using comparable prices in markets that are not active.  Level 3 was also used where the land and associated water assets were valued at a projected discounted cash flow method using crop production and related expenses.  The value of the Orlando was estimated to be $5,195,000. (See also Note 1, Orlando)

Acquisition	Date	Price paid*	Fair Value	Gain/(Loss)
Mutual Ditch Company	2010, Qtr 1	$24,196,000	$24,196,000	-
Orlando	2011, Qtr 3	$3,459,000	$5,195,000	$1,736,000
*Includes cash paid, seller carry back note at face value, and the Company’s stock issued.

Notes Receivable

The Company carries its notes receivable at cost or loan balance, subject to the valuation procedures described below.  The book value of these financial instruments is representative of their fair values. As of December 31, 2011 the Company eliminated the one remaining mortgage note receivable from its financial records.  However, the Company is continuing its collection process through a law firm action (see Note 11).  As of December 31, 2010, the Company had a total of $227,000 invested in mortgages receivable, net of an allowance for bad debt of $144,000.

Investments

Investments in publicly traded equity securities over which Two Rivers does not exercise significant influence are recorded at market value in accordance with ASC 320 "Investments - Debt and Equity Securities," which requires that all applicable investments be classified as trading securities, available for sale securities or held-to-maturity securities. Comprehensive income includes unrealized net gain or loss and changes in equity from the market price variations in stock and warrants held by the Company.

Two Rivers Water Company 2011 Annual Report - 10K

Land

Land acquired for farming is recorded at cost.  Some of the land acquired has not been farmed for many years, if not decades.  Therefore, additional expenditures are required to make the land ready for efficient farming.  Expenditures for leveling the land are added to the cost of the land.  Irrigation is not capitalized in the cost of Land (see Property and Equipment below). Land is not depreciated.  However, once per year, Management will assess the value of land held, and in their opinion, if the land has become impaired, Management will establish an allowance against the land.

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

Intangibles

Two Rivers recognizes the estimated fair value of water rights acquired by the Company’s purchase of stock in the Mutual Ditch Company and Orlando.   These intangible assets will not be amortized because they have an indefinite remaining useful life based on many factors and considerations, including, the historical upward valuation of water rights within Colorado.  Once per year, Management will assess the value of the water rights held, and in their opinion, if the rights have become impaired, Management will establish an allowance against the water rights.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation.  Depreciation is computed principally on the straight-line method over the estimated useful life of each type of asset which ranges from three to seven years.  Maintenance and repairs are charged to expense as incurred; improvements and betterments are capitalized.  Upon retirement or disposition, the related costs and accumulated depreciation are removed from the accounts, and any resulting gains or losses are credited or charged to income.

Below is a summary of premises and equipment:

Asset Type	Life in Years	December 31, 2011	December 31, 2010
Office equipment & Furniture	5 – 7	$53,000	$74,000
Computers	3	38,000	59,000
Vehicles	5	119,000	45,000
Farm equipment	7	289,000	39,000
Mobile office	10	10,000	10,000
Irrigation system	10	822,000	31,000
Website	3	7,000	2,000
Subtotal		1,338,000	260,000
Less Accumulated Depreciation		209,000	107,000
Net Book Value		$1,129,000	$153,000

Two Rivers Water Company 2011 Annual Report - 10K

Revenue Recognition

Farm Revenues

Revenues from farming operations are recognized when sold into the market.  All direct expenses related to farming operations are capitalized as farm inventory and recognized as a direct cost of sale upon the sale of the crops.

Water Revenues

Current water revenues are from the lease of water own by the Mutual Ditch Company to farmers in the Mutual Ditch Company service area.  Water revenues are recognized when the water is used at invoiced at the agreed upon rate per acre foot of water consumed.

Member Assessments

Once per year the Mutual Ditch Company board estimates the Mutual Ditch Company’s expenses, less anticipated water revenues, and establishes an annual assessment per ownership share.  One-half of the member assessment is recorded in the first quarter of the calendar year and the other one-half of the member assessment is recorded in the third quarter of the calendar year.  Assessments paid by Two Rivers Water Company to the Mutual Ditch Company are eliminated in consolidation of the financial statements.

The Mutual Ditch Company does not reserve against any unpaid assessments.  Assessments due, but unpaid, are secured by the member’s ownership of the Mutual Ditch Company.  The value of this ownership is significantly greater than the annual assessments.

Stock Based Compensation

Beginning January 1, 2006, the Company adopted the provisions of ASC 718 and accounts for stock-based compensation in accordance with ASC 718.  Under the fair value recognition provisions of this standard, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which generally is the vesting period.  The Company elected the modified-prospective method, under which prior periods are not revised for comparative purposes.  The valuation provisions of ASC 718 apply to new grants and to grants that were outstanding as of the effective date and are subsequently modified.

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

Two Rivers Water Company 2011 Annual Report - 10K

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

The Company uses a two-step process to evaluate a tax position.  The first step is to determine whether it is more-likely-than-not that a tax position will be sustained upon examination, including the resolution of any related appeals or litigation based on the technical merits of that position.  The second step is to measure a tax position that meets the more-likely-than-not threshold to determine the amount of benefit to be recognized in the financial statements.  A tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement.

Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent period in which the threshold is met.  Previously recognized tax positions that no longer meet the more-likely-than-not criteria should be de-recognized in the first subsequent financial reporting period in which the threshold is no longer met.  The Company reports tax-related interest and penalties as a component of income tax expense.

Based on all known facts and circumstances and current tax law, the Company believes that the total amount of unrecognized tax benefits as of December 31, 2011, is not material to its results of operations, financial condition, or cash flows.  The Company also believes that the total amount of unrecognized tax benefits as of December 31, 2011, if recognized, would not have a material effect on its effective tax rate.  The Company further believes that there are no tax positions for which it is reasonably possible, based on current tax law and policy that the unrecognized tax benefits will significantly increase or decrease over the next 12 months producing, individually or in the aggregate, a material effect on the Company's results of operations, financial condition or cash flows.

The amount of income taxes the Company pays is subject to ongoing examinations by federal and state tax authorities.  To date, there have been no reviews performed by federal or state tax authorities on any of the Company's previously filed returns.  The Company's 2008 and later tax returns are still subject to examination.

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

The dilutive effect of 4,115,474 RSUs, 1,727,562 options and 100,000 warrants at December 31, 2011, has not been included in the determination of diluted earnings per share since, under ASC 260 they would anti-dilutive.

Two Rivers Water Company 2011 Annual Report - 10K

Comprehensive Income (Loss)

Comprehensive income (loss) excludes net income or loss and changes in equity from the market price variations in securities held by the Company.  Since these securities are classified as “available for sale” any unrecognized gain or loss is shown in Other Comprehensive Income section in the Statement of Changes in Stockholders’ Equity.  At December 31, 2011 the Company had $51,000 in unrecognizable loss.

At December 31, 2011, the Company held $137,000 in highly liquid gold-based ETFs.  For financial statement presentation, this amount is included in marketable securities held for sale.

At December 31, 2010, no marketable securities were held.

Recently issued Accounting Pronouncements

Goodwill Impairment Testing

In September 2011, the FASB issued guidance to amend and simplify the rules related to testing goodwill for impairment.  The revised guidance allows an entity to make an initial qualitative evaluation, based on the entity’s events and circumstances, to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount.  The results of this qualitative assessment determine whether it is necessary to perform the currently required two-step impairment test.  The new guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

Presentation of Comprehensive Income

In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income. The issuance of ASU 2011-5 is intended to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. The guidance in ASU 2011-5 supersedes the presentation options in ASC Topic 220 and facilitates convergence of U.S. generally accepted accounting principles and International Financial Reporting Standards by eliminating the option to present components of other comprehensive income as part of the statement of changes in shareholders' equity and requiring that all non-owner changes in shareholders' equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This guidance will be applied retrospectively and early adoption is permitted. This guidance is effective for fiscal years and interim periods within those years, beginning after December 15, 2011. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

Disclosures about Offsetting Assets and Liabilities

In December 2011, FASB issued ASU No. 2011-11, Disclosures about Offsetting Assets and Liabilities which requires an entity to disclose information about offsetting and related arrangements to enable financial statement user to understand the effect of those arrangements on its financial position.  This ASU is effective for periods beginning on or after January 1, 2013.  At the present, the adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

Two Rivers Water Company 2011 Annual Report - 10K

There were various other accounting standards and interpretations issued in 2011 and 2010, none of which are expected to have a material impact on the Company’s financial position, operations or cash flows.

NOTE 3 – INVESTMENTS

Marketable securities available for sale

The Company maintains a security trading account.  It was opened during 2011.  There was no security trading account during 2010. As of December 31, 2011 there was $4,000 in cash and $137,000 in a gold ETF.   The Company holds the securities as “available for sale.”  Therefore, unrealized gains and losses are recorded as adjustment to other comprehensive income/loss in the Statement of Changes in Stockholders’ Equity and the value of the securities held are adjusted to market value.

Land

Upon purchasing land, the value is recorded at the purchase price or fair value, whichever is more accurate.  Costs incurred to prepare the land for the intended purpose, which is efficient irrigated farming, is also capitalized in the recorded cost of the land.  No amortization or depreciation is taken on Land.

Water shares

Upon purchasing water shares, the value is recorded at the purchase price or fair value, whichever is more accurate.  After a majority interest is acquired in a company holding water assets (potentially with other assets including water delivery infrastructure, right of ways, and land), the Company engages a certified appraiser to determine the valuation of the acquired water assets.  If the value of the water assets are greater than what the Company paid then a bargain purchase gain is recognized.   If the value of the water assets are less than what the Company paid then goodwill is recognized.  For the year ended December 31, 2011, the Company recognized a bargain purchase gain from its purchase of Orlando of $1,736,000.

Subsequent to purchase, management evaluates the carrying value, and if the carrying value is in excess of fair market, will establish an impairment allowance to reflect current fair market value.  Currently, there are no impairments on the land and water shares.  No amortization or depreciation is taken on the water shares.

Options on real estate

As of December 31, 2010, the Company had a $100,000 option on the purchase of certain Orlando assets.  This option payment was applied during 2011 for the purchase of Orlando.

Dam and water infrastructure construction in progress

The Company has commenced engineering for the reconstruction of the dam owned by the Mutual Ditch Company.  In addition the Company is in the process of rehabilitating various outlet gates, pipes and water gates.  These costs are capitalized, and not amortized or depreciated until the dam reconstruction is completed in accordance with ASC 360 and 835.

Two Rivers Water Company 2011 Annual Report - 10K

Reconstruction costs are as follows:

	Year ended
	Dec 31 2011	Dec 31, 2010
Beginning balance	$489,000	$163,000
Additions	359,000	326,000
Retirements, deletions	-	-
Depreciations	-	-
Ending Balance	$848,000	$489,000

NOTE 4 – NOTES PAYABLE

Beginning on September 17, 2009, Two Rivers began acquiring shares in the Mutual Ditch Company and related land from a Mutual Ditch Company shareholder.  As part of these acquisitions, many of the sellers financed notes payable with Two Rivers and HCIC.  As of December 31, 2010, these loans totaled $9,126,000. As of December 31, 2011, these loans totaled $7,403,000.   The notes carry interest at 6% per annum, interest payable monthly, the principal amounts due at various dates from September 1, 2012 through March 31, 2013, and are collateralized by the Mutual Ditch Company shares and land.

As of December 31, 2011, of the $7,403,000 in seller carry back notes, $2,114,000 provides the holders the right to convert some or all of the amounts owing into the Company’s stock at $1/share to $1.25/share.  The holder can convert anytime until the note is paid. These notes are due March 31, 2013 and September 30, 2013 with 6% annual interest, with the interest paid monthly.

During the year ended December 31, 2011, the Company exchanged $1,575,000 in Mutual Ditch Company debt into 722,222 shares of the Company’s stock, a cash payment of $37,500, and $37,500 in an unsecured note.  An expense due to loss on extinguishment of note payable of $272,000 was recognized due to the difference between the stock price conversion and the fair market value of the Company’s common stock.

During the year ended December 31, 2011, the Company offered holders of HCIC notes the option of an early payoff in exchange for a discount on the face amount of the note.  A total of $189,000 of notes was retired early and a gain on forgiveness of the HCIC notes of $84,000 was recognized and is netted against the loss of extinguishment on note payables in the statement of operations.

On January 28, 2011, the Company purchased water storage and direct flow from the Orlando Reservoir No. 2 Company, LLC (“Orlando”) for $3,100,000, which consisted of a cash payment of $100,000 and a seller financed note payable of $3,000,000.  The note was due January 28, 2014.  Interest is to be paid based on 50% of the Company’s gross profits received from all of the Company’s crop operations payment or sales where the water assets from Orlando are used and $40 per acre foot of water used.  The Company was accruing interest at 5% per annum until a better estimate can be made on the payments to be made to Orlando.  The holder of the note has an option to convert the amount of all outstanding principal and accrued and unpaid interest into common stock of Two Rivers at the conversion price of $4.00 per share.  The Company also recorded a forgiveness of debt of $384,000.

Two Rivers Water Company 2011 Annual Report - 10K

In July 2011, the Company and Orlando renegotiated the purchase of the Orlando LLC for 650,000 shares of the Company’s stock, $1,412,500 cash payment and a seller carryback note of $187,500.  The Company shares were valued at $1,557,000.  Upon the completion of the Orlando purchase, the Company engaged a water research firm to perform a valuation of Orlando.  The valuation report was issued on January 16, 2012 with an approximate value of $5,195,000.

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

In June 2011, the Company offered a $6,000,000 Series B convertible debt offering.  This offering was closed at the end of August 2011 having raised $5,332,000.  This offering financed the land, water rights, and irrigation for F-2.  The terms of this debt is interest at 6% per annum and 10% of the net-crop revenue of production of farm product from land owned by F-2.  The Note holders have the right to convert debt into Company common stock at $2.50/share.  The notes are due June 30, 2014.  When the debt was issued and closed, the Company’s stock was trading for less than the conversion, so no additional beneficial interest was recognized.

Further, the convertible option of the note cannot be separated nor valued from the note.  In conjunction with the Series B, the Company issued 2,132,800 warrants to the debt holders that can be converted into the Company shares at $2.50 through December 31, 2012.  The Company also issued 171,000 (convertible at $2.50/share) warrants to three broker-dealers with an expiration of September 30, 2014.  The fair value of the warrants issued was computed at $1,675,000 for the debt holder warrants. This amount was recorded as a discount on the note and is amortized over the life of the note to interest expense utilizing the effective-interest method.  There is an additional $149,000 for the broker dealer warrants, which is amortized over the warrants and recognized as interest expense.

Below is a summary of the Company’s long term debt:

Note	Dec 31, 2011 principal balance	Dec 31, 2011 accrued interest	Interest rate	Security
Mutual Ditch seller carry back	$7,403,000	$-	6%	Shares in the Mutual Ditch Company
Orlando purchase	187,500	3,500	7%	188 acres of land
Convertible debt Series A	2,000,000	85,500	6%	F-1 assets
Convertible debt Series B	5,332,000	160,000	6%	F-2 assets
Equipment loans	133,200	-	5 - 8%	Specific equipment
Total	$15,055,700	$249,000
Less: Current portion	(32,000)
Less: Discount on Series A,B	(1,515,200)
Long Term portion	$13,508,500

Two Rivers Water Company 2011 Annual Report - 10K

Schedule of principal payments due by year:

Year Ending December 31,	Principal Due
2012	$32,200
2013	14,953,500
2014	33,000
2015	30,000
2016	7,000
Total	$15,055,700

NOTE 5 – INFORMATION ON BUSINESS SEGMENTS

We organize our business segments based on the nature of the products and services offered. We focus on the Water and Farming Business with Two Rivers Water Company as the parent company.  Therefore, we report our segments by these lines of businesses: Parent, Farms and Water.  Farms contain all of our Farming Business (Farms, F-1, F-2).  Water contains our Water Business (Mutual Ditch Company and Orlando).

In the following tables of financial data, the total of the operating results of these business segments is reconciled, as appropriate, to the corresponding consolidated amount.  There are some corporate expenses that were not allocated to the business segments, and these expenses are contained in the “Total Operating Expenses” under Two Rivers Water Company.

Two Rivers Water Company 2011 Annual Report - 10K

Operating results for each of the segments of the Company are as follows (in thousands):

	For the year ended December 31, 2011					For the year ended December 31, 2010
	Parent	Farms	Water	Discontinued Operations	Total	Parent	Farms	Water	Discontinued Operations	Total
Revenue
Assessments	$-	-	97	-	97	$-	-	25	-	25
Farm revenue	-	-	-	-	-	-	153	-	-	153
Water revenue	-	-	-	-	-	15	-	-	-	15
Other & misc.	-	2	5	-	7	-	3	-	-	3
	-	2	102	-	104	15	156	25	-	196
Less: direct cost of revenue	-	97	-	-	97	-	285	-	-	285
Gross Margin	-	(95)	102	-	7	15	(129)	25	-	(89)
Total Operating Expenses	(5,548)	(589)	(640)	-	(6,777)	(5,924)	(457)	(1,137)	-	(7,518)
Total Other Income/(Expense)	(160)	1,652	(652)	-	840	(909)	-	-	-	(909)
Net (Loss) Income from continuing operations before income taxes	(5,708)	968	(1,190)	-	(5,930)	(6,818)	(586)	(1,112)	-	(8,516)
Income Taxes (Expense)/Credit	-	-	-	-	-	-	-	-	-	-

Net Income (Loss) from continuing operations	(5,708)	968	(1,190)	-	(5,930)	(6,818)	(586)	(1,112)	-	(8,516)
Discontinued operations:
(Loss) from operations of discontinued real estate and mortgage business	-	-	-	(131)	(131)	-	-	-	(946)	(946)
Income tax benefit	-	-	-	-	-	-	-	-	-	-
Loss on discontinued operations	-	-	-	(131)	(131)	-	-	-	(946)	(946)
Non-controlling interest	-	-	(51)	-	(51)	-	-	(4)	-	(4)
Net (Loss) Income	$(5,708)	968	(1,241)	(131)	(6,112)	$(6,818)	(586)	(1,116)	(946)	(9,466)
Segment assets	$1,563	7,127	26,763	5	35,458	$849	105	26,236	8	27,198

Two Rivers Water Company 2011 Annual Report - 10K

NOTE 6 - EQUITY TRANSACTIONS

Common Stock

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

During the year ended December 31, 2011 the Company had the following common stock transactions:
•	In January, 2011 we issued 15,000 shares of our common stock in exchange for Board of Director services to the independent members of the Board.
•	On February 18, 2011 70,000 shares of our common stock were issued in exchange for consulting services.
•
In March, 2011 a total of 722,000 shares were issued to a creditor of the Company, as payment in full for the debt in the amount of $1,575,000.  At the time of the transaction, the fair value of the Company's common stock exceeded the amount of debt retired, which resulted in a loss from debt retirement of $272,000.

•	On April 14 and 15, 2011 we issued 253,000 shares of our common stock in exchange for consulting services.
•	On September 9, 2011, 20,000 shares of our common stock in exchange for consulting services.
•	On December 7, 2011, 200,000 shares of our common stock were issued in exchange for consulting services.

Stock Options and Restrictive Stock Units (RSUs)

The Company has a Stock Incentive Plan (the "Incentive Plan"), that allows the Company to grant incentive stock options and/or purchase rights (collectively "Rights") to officers, employees, former employees and consultants of the Company and its subsidiaries.  The Board has given the ability to grant Rights to the CEO.

It is estimated that $7,523,000 in stock-based expense is remaining to be expensed in future periods, which will be fully amortized by December 31, 2015.

Two Rivers Water Company 2011 Annual Report - 10K

A summary of the Two Rivers 2005 Option Plan (“2005 Plan”) is as follows:

	Shares	Weighted Average Exercise Price
Outstanding, January 1, 2010	3,631,510	$1.38
Granted	20,000	2.00
Cancelled	(1,905,948)	1.41
Expired	-	-
Exercised	-	-
Outstanding, January 1, 2011	1,745,562	1.37
Granted	434,666	1.44
Cancelled	-	-
Expired	-	-
Exercised	452,362	1.25
Outstanding, December 31, 2011	1,727,866	$1.34
Options Exercisable , December 31, 2011	1,701,199	$1.31

During the year ended December 31, 2011, $600,500 in option and warrant expense was recognized, and $91,000 options previously issued and recorded at fair value was recorded as cost of debt and accreted to interest expense.

During the year ended December 31, 2011, the Company issued 394,666 options with a $1.25/share strike price and vesting immediately to a consultant as compensation for the consultant’s work in the F-1 and F-2 convertible debt offering and closing.  Using the Black-Scholes method, the fair value of these options is estimated to be $791,000.  Since these options were issued in conjunction with the successful debt placement, the fair value is being amortized over the three-year life of the convertible note, or $61,000 per quarter and is recognized as interest expense.

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

Two Rivers Water Company 2011 Annual Report - 10K

During the year ended December 31, 2010, the Company converted for an employee 20,000 Northsight stock options to 20,000 options in Two Rivers.

Northsight issued 200,000 of its stock options to the purchaser of Legendary.   Using the Black-Scholes model of fair value, the total expense to recognize was less than $1,000 and therefore no expense was recognized.

If all of the Northsight options outstanding at December 31, 2011 were exercised, the impact on the minority interest would be immaterial.

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

During the year ended December 31, 2010, the Company converted 1,905,948 of its stock options to RSUs.  Under ASC 718, a computation was made to perform a fair value of the options and the fair value of the RSUs.  Further, during the year ended December 31, 2010, an additional 3,807,140 RSUs were granted to the Company’s key employees.  The expense recognized for the year ended December 31, 2011 and 2010, is $2,678,000 and $4,841,000, respectively.  Upon the change of RSU vesting schedules, the valuation of the RSUs were recomputed and amortized in 2010.  The RSUs vest over a three year period, beginning in January, 2011.

Two Rivers Water Company 2011 Annual Report - 10K

A summary of the Two Rivers 2011 Long-Term Stock Incentive Plan (“2011 Plan”) is as follows:

Shares
Outstanding, January 1, 2010	-
Granted	5,713,088
Cancelled	-
Expired	-
Exercised	-
Outstanding, January 1, 2011	5,713,088
Granted	50,000
Cancelled	500,000
Expired	-
Exercised	1,147,614
Outstanding, December 31, 2011	4,115,474
RSUs Exercisable , December 31, 2011	-

Warrants

At the Company’s Board meeting held on February 26, 2010, the Board authorized to extend its existing warrants from a May and July, 2010 expiration date to an expiration date of December 31, 2010.  At the Company’s Board meeting held on December 16, 2010, the Board authorized to extend its $1.00 warrants from a December 31, 2010 expiration to an expiration date of December 31, 2011.  Due to the extension of the warrant expiration date, a new fair value calculation was performed using the Black-Scholes method.  Based on this calculation, an expense of $218,000 was recognized for the year ended December 31, 2010.

Additionally, on May 3, 2011 the company issued 750,000 warrants to purchase one share of our common stock each for $2.00 per share to our investment banker, a registered broker-dealer, as compensation for being engaged as our financial advisor. Subsequent to the May 3, 2011 agreement and before December 31, 2012 the Company entered into an agreement whereby the investment banker’s warrants were reduced to 250,000 with a purchase price of $2.00/share.

As of December 31, 2011, the Company has the following warrants outstanding to purchase common stock:

No. of Warrants	Exercise Price Per Share	Expiration Date
100,000	$1.00	December 31, 2011*
2,132,800	$2.50	December 31, 2012
170,624	$2.50	September 29, 2014
250,000	$2.50	May 3, 2016
*These warrants were subsequently extended to expire on June 30, 2012.

During the year ended December 31, 2011, 50,000 warrants were exercised at $1/share with net proceeds of $50,000 to the Company.

Two Rivers Water Company 2011 Annual Report - 10K

NOTE 7 – INCOME TAXES

The Company accounts for income taxes in accordance with ASC 740, Income Taxes (formerly Statement of Financial Accounting Standard No., 109, Accounting for Income Taxes). Under the provisions of ASC 740, a deferred tax asset or liability (net of a valuation allowance) is provided in the financial statements by applying the provisions of applicable laws to measure the deferred tax consequences of temporary differences that will result in taxable or deductible amounts in future years as a result of events recognized in the financial statements in the current or preceding years.

The items accounting for the difference between income taxes computed at the federal statutory rate and the provision for income taxes consists of the following:

	December 31,
Years ended	2011	2010
Federal statutory rate	34.00%	34.00%
Effect of:
State taxes, net of federal tax benefit	3.06%	3.06%
Valuation allowance	(37.06%)	(37.06%)
Effective income tax rate	- %	- %

Income tax provision is summarized below (in thousands):

	December 31,
Years ended	2011	2010
Current expense (benefit)
Federal	$-	$-
State	-	-
Total current	-	-
Deferred expense (benefit)
Federal	(2,461)	(1,407)
State	(221)	(127)
Total deferred	(2,682)	(1,534)
Less: valuation allowance	2,682	1,534
Total	$-	$-

We will recognize future accrued interest and penalties related to unrecognized tax benefits in income tax expense if incurred.  At December 31, 2011 we had no unrecognized tax benefits in income tax expense, and do not expect any in 2012.  Our income tax returns are no longer subject to Federal tax examinations by tax authorities for year before 2008 and state examinations for years before 2007.

Two Rivers Water Company 2011 Annual Report - 10K

The components of the deferred tax asset are as follows (in thousands):
Years ended	Dec. 31, 2011
Current deferred tax assets:
Net operating loss carryforwards	$(4,216)
Bargain purchase	(643)
RSU & stock option expense	993
Entertainment & other items	7

Total current deferred tax assets	(3,860)
Valuation allowance	3,860
Effective income tax rate	$-

For the year ended December 31, 2011 and December 31, 2010 the deferred tax asset of $2,682,000 and $1,534,000, respectively, for a total of $4,216,000 is not recognized, since management has determined the tax benefit cannot be reasonably assured of being used in the near future.  The net operating loss carryforward, if not used, will expire in various years through 2030, and is severely restricted as per the Internal Revenue Code if there is a change in ownership.  The following is a summary of the combined net operating loss carryforward (in thousands):
	Federal	Colorado
Total projected tax carryforward into 2012 and beyond	$(8,571)	(3,214)

NOTE 8 – DISCONTINUED OPERATIONS

During the year ended December 31, 2009, the Company decided to shift its focus from the short term residential mortgage banking and ownership of residential rental property to the Water Project.  In order to assist in the funding of the Water Project, the Company began an orderly liquidation of its mortgage and real estate assets.  This liquidation has been completed by December 31, 2011.

The assets to be liquidated are presented at the lower of cost or current market values, as of December 31, 2011 and December 31, 2010 and are detailed as follows:

(in thousands)	Dec 31, 2011	Dec 31, 2010
Mortgages receivable	$-	371
Thomas Park project	-	-
Other real estate owned	-	123
Subtotal	-	494
Less allowances and depreciation	-	(237)
Net book value of property to sell	-	257
Less amounts owed on real estate to be sold	-	-
Net projected proceeds from mortgage receivables, Thomas Park, and other real estate owned	$-	257

Two Rivers Water Company 2011 Annual Report - 10K

Within the discontinued operations, during the year ended December 31, 2011 and 2010, the Company recognized a loss on disposal of real estate of $7,000 and a loss of $153,000, respectively.

Within the discontinued operations, and not including the loss on disposal of real estate, during the year ended December 31, 2011 and 2010, the Company had $ - and $76,000 in revenue, respectively.

On June 30, 2010, the Company sold its 100% interest in Legendary to its acting broker, a previous employee of Legendary, for a sales price of $9,000 plus the buyer assuming the office lease.  Legendary’s business consisted of residential real estate brokerage and residential real estate management in the Phoenix area.  The Company recognized a net gain of $12,000 in the year ended December 31, 2010.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

Operating Leases

In August 2005, the Company along with its subsidiary, Northsight entered into an office lease for the Phoenix operations for a monthly payment of $6,697, plus pass throughs, per month.  The lease expired July 31, 2010.

In February 2008, the Company opened offices at 2000 S. Colorado Blvd, Suite 200, Denver, Colorado.  The lease for this office was $4,701 per month, plus pass throughs.  The lease expired March 15, 2011.  The Company has entered into a new 12-month lease (expiring March 15, 2012) at the same location for $1,100 per month.  In February 2012, this lease was extended for an additional 24 months.

The amounts due at the base rate are as follows:

Period	Amount Due
2012	$15,000
2013	$16,000

Two Rivers has entered into a water lease arrangement with Pueblo Board of Water Works.  The lease is effective in 2012 and calls for a payment of $100,000 in April, 2012.

Defined Contribution Plan

Two Rivers does not have a defined contribution plan.

NOTE 10 – RELATED PARTY TRANSACTIONS

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

Two Rivers Water Company 2011 Annual Report - 10K

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

NOTE 11 – LEGAL PROCEEDINGS

Carson Suit

The Company was a co-defendant in a lawsuit filed on April 2, 2008 in Jackson County Circuit Court in Missouri.   The Company loaned money to Lydia Carson (borrower) to purchase a home in Kansas City Missouri.   The plaintiffs claimed they had a superior lien on the property that was in place before the borrower borrowed money from the Company for the purchase. On June 30, 2010, the amount owed by Lydia Carson to the Company was $253,000 (note balance of $315,000 less escrow held of $62,000).  On April 27, 2010 the Company received a judgment granting the Company a first lien position.  The Company is in the process of attempting to collect the judgment; however, due to the uncertainty of collection, this judgment was removed from the Company’s financial records.

Morrow Suit

The Company was notified in September 2009 that it was named as a defendant in a lawsuit that alleges either the Company or another third party bank did not have a proper promissory note and deed of trust against a short-term mortgage loan made to a borrower in April 2008 (“Morrow” loan and suit).   After the Company made the Morrow loan, the note was improperly transferred to Jaguar.  When the Company discovered the improper transfer, the Company requested Jaguar to return all documents to the Company or fund the loan.  On August 4, 2008, Jaguar re-assigned the note and deed of trust back to the Company.  However, Jaguar never returned to the Company the original lending file and documentation.  During the period of time that Jaguar was in possession of the Morrow file, the lawsuit alleges that Jaguar used the Morrow note and deed of trust to obtain money from another third-party bank.

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

The Company believes it properly received the proceeds and is being represented by legal counsel to defend its position.  However, to avoid additional legal fees and potential exposure, the Company is in the process of offering a settlement to the plaintiff.  The Company has posted $100,000 with the court in respect to this matter.

There are no other legal actions that name the Company and/or its officers and directors as defendants.

Two Rivers Water Company 2011 Annual Report - 10K

NOTE 12 – SUBSEQUENT EVENTS

The Company has evaluated all subsequent events through the date the financial statements were available to be issued.

The Company’s board approved a bridge loan to provide additional capital for the expansion of its farming business.  The bridge loan is due June 30, 2012, can be extended an additional 2 months, has interest at 12% per annum, and provides for a stock incentive of 1 share of the Company’s stock for each $10 borrowed.  As of March 1, 2012, $1,500,000 was raised from the bridge loan offering.

Two Rivers Water Company 2011 Annual Report - 10K