Form 10-Q
period 2012-06-30
TWO RIVERS WATER Co
filed 2012-08-14
CIK 1302946

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012
Or
 [ ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the transition period from _________ to _____________

Commission file number: 000-51139

TWO RIVERS WATER COMPANY

 (Exact name of registrant as specified in its charter)

Colorado		13-4228144
State or other jurisdiction of incorporation or organization		I.R.S. Employer Identification No.
2000 South Colorado Boulevard, Tower 1, Suite 3100, Denver, CO 80222
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

Large accelerated filer	[___]	Accelerated filer	[___]
Non-accelerated filer (Do not check if a smaller reporting company)	[___]	Smaller reporting company	[ X ]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes |_| No |X|

As of August 3, 2012 there were 23,884,682 shares outstanding of the registrant's Common Stock.

		Page
Item 1	Financial Statements (Unaudited)
	Condensed Consolidated Balance Sheets June 30, 2012 and December 31, 2011	1
	Condensed Consolidated Statements of Operations – Three and six months ended June 30, 2012 and 2011	2
	Condensed Consolidated Statements of Cash Flows – Six months ended June 30, 2012 and 2011	3
	Notes to Condensed Consolidated Financial Statements	5
Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24
Item 3	Quantitative and Qualitative Disclosures About Market Risk	30
Item 4	Controls and Procedures	30
PART II – OTHER INFORMATION
Item 1	Legal Proceedings	32
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	32
Item 3	Defaults Upon Senior Securities – Not Applicable
Item 4	Mine Safety Disclosures – Not Applicable
Item 5	Other Information – Not Applicable
Item 6	Exhibits	33
	SIGNATURES	34

TWO RIVERS WATER COMPANY AND SUBSIDIARIES
Condensed Consolidated Balance Sheets  (In Thousands)

	June 30, 2012	December 31, 2011
		(Restated)
	(Unaudited)	(Derived from Audit)
ASSETS:
Current Assets:
Cash and cash equivalents	$1,341	$777
Marketable securities, available for sale	31	137
Advances and accounts receivable	133	87
Farm product	244	43
Deposits and other current assets	50	20
Total Current Assets	1,799	1,064

Property, equipment and software, net	1,219	1,129

Other Assets
Debt issuance costs	527	663
Land	3,657	2,968
Water rights and infrastructure	30,391	28,786
Dam and water infrastructure construction in progress	755	848
Total Other Assets	35,330	33,265
TOTAL ASSETS	$38,348	$35,458

LIABILITIES & STOCKHOLDERS' EQUITY:
Current Liabilities:
Accounts payable	$384	$631
Current portion of notes payable	10,795	32
Accrued liabilities	548	495
Total Current Liabilities	11,727	1,158
Notes Payable - Long Term	7,406	12,104
Total Liabilities	19,133	13,262

Commitments & Contingencies (Notes 2, 3, 5, 6)

Stockholders' Equity:
Common stock, $0.001 par value, 100,000,000 shares authorized, 23,884,682 and 23,258,494 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	24	23
Additional paid-in capital	43,484	39,847
Accumulated Comprehensive (Loss)	(15)	(51)
Accumulated (deficit)	(26,444)	(19,785)
Total Two Rivers Water Company Shareholders' Equity	17,049	20,034
Noncontrolling interest in subsidiary	2,166	2,162
Total Stockholders' Equity	19,215	22,196
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$38,348	$35,458

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

Two Rivers Water Company -- June 30, 2012 -- 10Q

TWO RIVERS WATER COMANY AND SUBSIDIARIES
Condensed Consolidated Statements of Operations  (In Thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenue
Farm revenue	$-	$-	$-	$-
Water revenue	-	-	-	-
Member assessments	36	48	36	48
Other income	10	-	11	-
Total Revenue	46	48	47	48
Direct cost of revenue	-	-	-	-
Gross Margin (Loss)	46	48	47	48

Operating Expenses:
General and administrative	2,537	1,773	4,631	2,836
Depreciation	75	35	128	49
Total operating expenses	2,612	1,808	4,759	2,885
(Loss) from operations	(2,566)	(1,760)	(4,712)	(2,837)

Other income (expense)
Interest expense	(903)	(215)	(1,561)	(383)
Warrant expense	(242)	-	(297)	(188)
Other income (expense)	(36)	1	(36)	8
Total other income (expense)	(1,181)	(214)	(1,894)	(563)
Net (Loss) from continuing operations before taxes	(3,747)	(1,974)	(6,606)	(3,400)
Income tax (provision) benefit	-	-	-	-
Net (Loss) from continuing operations	(3,747)	(1,974)	(6,606)	(3,400)

Discontinued Operations (Note 1)
Loss from operations of discontinued real estate and mortgage business	-	(9)	-	(31)
Income tax (provision) benefit from discontinued operations	-	-	-	-
(Loss) on discontinued operations	-	(9)	-	(31)

Net (Loss)	(3,747)	(1,983)	(6,606)	(3,431)
Net loss (income) attributable to the noncontrolling interest (Note 2)	(12)	(24)	(4)	(24)
Net (Loss) attributable to Two Rivers Water Company	$(3,759)	$(2,007)	$(6,610)	$(3,455)

(Loss) Per Share - Basic and Dilutive:
(Loss) from continuing operations	$(0.15)	$(0.09)	$(0.28)	$(0.16)
(Loss) from discontinued operations	-	-	-	-
Total	$(0.15)	$(0.09)	$(0.28)	$(0.16)

Weighted Average Shares Outstanding:
Basic and Dilutive	23,531	22,054	23,374	21,054

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

Two Rivers Water Company -- June 30, 2012 -- 10Q

TWO RIVERS WATER COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (In Thousands)

	For the six months ended June 30,
	2012	2011
Cash Flows from Operating Activities:
Net (Loss)	$(6,606)	$(3,431)
Adjustments to reconcile net income or (loss) to net cash (used in) operating activities:
Depreciation (including discontinued operations)	128	27
Amortization of debt issuance costs and pre-paids	869	114
(Gain) Loss on extinguishment of notes payables	-	188
(Gain) Loss on sale of investments and assets held	25	27
Stock based compensation and warrant expense	2,036	1,456
Stock for services	648	367
Net change in operating assets and liabilities:
Decrease (increase) in advances & accounts receivable	(33)	(177)
(Increase) in farm product	(201)	(135)
(Increase) decrease in deposits, prepaid expenses and other assets	(43)	(32)
Decrease in long term mortgage	-	129
(Decrease) Increase in accounts payable	(247)	(27)
Increase (decrease) in accrued liabilities and other	408	156
Net Cash (Used in) Operating Activities	(3,016)	(1,338)

Cash Flows from Investing Activities:
Purchase of property, equipment and software	(18)	(707)
Purchase of land, water shares, infrastructure	(1,394)	(336)
Proceeds from securities available for resale	66	-
Construction in Progress	(81)	(32)
Net Cash (Used in) Investing Activities	(1,427)	(1,075)

Cash Flows from Financing Activities:
Proceeds from issuance of convertible notes	-	2,000
Proceeds from issuance of bridge loans	3,994	-
Payment of offering costs	(45)	(219)
Payment on notes payable	(38)	(138)
Payment for settlement of note payable	-	(105)
Proceeds from long-term debt	1,096	-
Options and warrants exercised	-	613
Net Cash Provided by Financing Activities	5,007	2,151
Net Increase in Cash & Cash Equivalents	564	(262)

Beginning Cash & Cash Equivalents	777	645
Ending Cash & Cash Equivalents	$1,341	$383
Continued on next page

Two Rivers Water Company -- June 30, 2012 -- 10Q

Continued from previous page
Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$1,332	$242
Conversion of note receivable for loan on land	$-	$295
Common stock issued for land and water share purchase	$-	$500
Common stock issued in conjunction with extinguishment of notes payable	$-	$1,500
Acquisition of Orlando Reservoir for Seller financed note payable	$-	$3,000
Stock & warrants for debt issuance costs	$230	$-
Equipment purchases financed	$18	$120

The accompanying notes to condensed consolidated financial statements are an integral part of these statements

Two Rivers Water Company -- June 30, 2012 -- 10Q

TWO RIVERS WATER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Six Months Ended June 30, 2012 and June 30, 2011
 (Unaudited)

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

The Company has acquired 4,915 acres of farmland and associated water rights in the watershed of the Huerfano and Cucharas Rivers.  In order to develop and maximize the value of the farmland and the water rights, the Company also acquires reservoir and interests in mutual irrigation companies.  The Company owns a 91% interest in the Huerfano Cucharas Irrigation Company, a mutual irrigation company.  The Company also purchased the Orlando Reservoir and Butte Valley water rights on the Huerfano River in February 2011.  In June 2012, the Company purchased certain assets, including crops in the ground, farmland and water rights from Dionisio Farms, an operating farm enterprise irrigated by the Bessemer Ditch from the main stem of the Arkansas River.  The Company has also agreed to purchase facilities, equipment and the produce business which is integrated with Dionisio Farms.

Two Rivers Water Company plans to operate two core businesses: (i) organic and conventional crop production from high yield irrigated farmland and (ii) water supply to municipal markets in Huerfano County and the Front Range of Colorado.  The Company’s current crop production consists of high-value, human-consumption vegetable crops, exchange-trade grains (feed corn) and silage.

The Company currently has the right and the physical capability to store 15,000 acre-feet (“AF”) of water1  within the Huerfano and Cucharas Rivers watershed.

Two Rivers Water Company Corporate Organization

The Company’s organizational structure is illustrated in the chart below.  Two Rivers Water Company is the parent company and owns 100% of Two Rivers Farms, LLC and Two Rivers Water, LLC.  Two Rivers Farms owns 100% of Two Rivers Farms F-1, LLC and Two Rivers Farms F-2, LLC.  Two Rivers Farms also owns unencumbered farmland that will eventually be redeveloped and brought into production.  Two Rivers Water, LLC owns 100% of TR Bessemer, LLC (which, in turn, holds 146 shares in the Bessemer Ditch Company), 91% of the Huerfano-Cucharas Irrigation Company (sometimes referred to elsewhere in this quarterly report as the “HCIC”) and 100% of the Orlando Reservoir No. 2 Company LLC (the “Orlando”).

Two Rivers Water Company -- June 30, 2012 -- 10Q

Two Rivers Water Company
Two Rivers Farms, LLC
Two Rivers Water, LLC
Two Rivers Farms F-1, LLC
Two Rivers Farms F-2, LLC
Unencumber-ed farm land
TR Bessemer, LLC
Huerfano-Cucharas Irrigation Co.
Orlando Reservoir No 2 Company, LLC
91% owned

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

The Company acquires farmland and associated, established and strategic water rights.  Acquisitions include currently operating and producing farms as well as farmland that has not been cultivated for many years.  For the non-operating land, Two Rivers will make capital improvements to rehabilitate the farm and maximize the beneficial use of the associated water rights.

During the 2010 growing season, approximately 400 acres of the Company’s land were farmed, primarily for wheat and feed corn, to determine the fertility of the soil and the most efficient and cost effective means of irrigation.

During 2011, the Company increased the farmable acreage to 713 acres.  However, because of the extensive drought in the area and because redevelopment of the Orlando and Phase I reconstruction of the Cucharas Reservoirs had not been completed; Farms made the decision to not produce crops on this acreage.

During the current growing season, the Company is growing, harvesting and selling a variety of crops from 405 acres irrigated from the Bessemer Ditch and is also growing roughly 150 acres of sorghum irrigated from the water rights acquired with the Orlando.

1 An acre-foot of water is the amount of water required to cover one acre to a depth of one foot.  An acre-foot of water contains 325,851 gallons, generally considered enough water to supply two average households for a year.  Annual irrigation of alfalfa in Southeastern Colorado consumes approximately three acre-feet of water per acre of crop.

Two Rivers Water Company -- June 30, 2012 -- 10Q

Two Rivers Farms F-1, LLC (“F-1”) and Two Rivers Farms F-2, LLC (“F-2”)

On January 21, 2011 the Company formed F-1 to hold certain farming assets and as an entity to raise convertible debt financing for the Company’s expansion our farming business.  In February 2011, F-1 sold $2,000,000 in 5% per annum, 3-year convertible promissory notes that also participates in 1/3 of the crop profit from the related land.  Proceeds from these notes were used to improve irrigation systems, pay for the farmland and retire seller carry-back debt from the purchase of the HCIC.  This allowed water available through the HCIC to be used to irrigate the F-1 farms without other encumbrances.

On April 5, 2011 the Company formed F-2 to hold certain farming and water assets and as an entity to raise additional convertible debt for the Company’s expansion of our farming business. Proceeds from the notes that were sold in summer 2011, were used to acquire the Orlando and additional farmland and to install irrigation systems.

Both F-1 and F-2 lease their farmland and farming assets to Farms as the operator of the Company’s farming business.  The farms are managed by our employees who are supported, as necessary, by contract seasonal farm workers.

Butte Valley Farms

Through multiple transactions, the Company has acquired irrigable farmland and water rights in the Butte Valley.  This farmland is and will continue to be served by irrigation through the Orlando.

Approximately 1,500 acres of irrigable farmland in the Butte Valley acquired by the Company in connection with the Orlando purchase (the “Lascar-Butte Acres”) is subject to a conditional right to a repurchase by the sellers.  The repurchase option is for $1.00 but is only effective on or after September 7, 2021 and only if the sellers have previously offered to purchase from the Company at least 2,500 SFE (single family equivalent) Taps, and tendered payment of a $6,500 Water Resource Fee per SFE Tap pursuant to an agreement.  Also, the sellers of Orlando have the right after twenty years to repurchase Lascar-Butte Acres for $2,000 per acre.

In 2011 and 2012, the Company made substantial improvements to the Lascar-Butte Acres to restore the farmable land and enhance the associated water rights.  These improvements include but are not limited to installing an irrigation system, rebuilding the outlet works and diversion structure at the Orlando Reservoir, rebuilding the Orlando Ditch, laser leveling the farm land, purchasing nearby land, making filings with the water courts to enhance the water rights, and planting sorghum for harvest.  These improvements allowed the Company to commence farming on the Lascar-Butte Acres in 2012 with a crop of sorghum.  Through July 31, 2012, the Company expended in excess of $2,203,000 in rebuilding and preparing the Lascar-Butte Acres for farming and developing the associated water rights.  The Company believes these substantial improvements satisfy certain obligations under, and terminate, an additional Seller’s option to re-purchase the Lascar-Butte Acres.   The seller had an option to repurchase the Lascar-Butte Acres by September 7, 2013, if the Company did not use its best efforts to complete substantial improvements to the Lascar-Butte Acres, or if the Company did not commence farming on Lascar-Butte Acres.

Two Rivers Water Company -- June 30, 2012 -- 10Q

Dionisio Farms Acquisition

On June 15, 2012, the Company acquired land and water rights from of Dionisio Produce and Farms, LLC and affiliated entities (“Dionisio”).  The Company purchased 146 acres of high yield irrigable farmland, and the accompanying 146 shares of Bessemer Ditch Company, a senior water right holder on the main stem of the Arkansas River, and two supplemental ground water wells.  Further, the Company entered into leases for an additional 279 irrigable acres, of which 83 acres are subject to a 20 year lease.  Dionisio has been producing vegetable crops for over 70 years and has well-established commercial relationships for the sale and distribution of its crops.  The Company is operating these acquired assets under the Dionisio name and has entered into employment agreements with members of the Dionisio family to maintain the experience and skill in producing and marketing of the vegetable crops.

Two Rivers Water Company, LLC (“TR Water”) – our Water Business

During 2011, the Company formed TR Water to secure additional water rights, rehabilitate water diversion, conveyance and storage facilities and to develop one or more special water districts.

Colorado adheres to the Prior Appropriation Doctrine, which provides for a seniority-based allocation system for water which is often described as “first in time, first in right.”  This system is administered by the Office of the State Engineer within the Colorado Division of Water Resources (“DWR”) based on judicial water decrees that define the type of use, seniority and volumetric limit of a water right.  On each tributary, DWR has full-time and seasonal personnel who monitor the flow in the river and allocate the water to individual water rights based on seniority.  Daily information about river conditions and the resulting designation of which water rights are “in priority” are posted on the Internet.  Our farmers maintain regular contact with the local water commissioner to optimize the use of the Company’s water rights.

Direct flow rights are generally senior to storage rights, because direct diversion generally preceded the development of storage reservoirs.  However, direct flow rights typically do not divert early in the spring (before the irrigation season begins), so lower priority storage rights are often exercised to store water early in the season.  The Arkansas River basin below Pueblo Reservoir also operates a Winter Storage Program that re-allocates winter direct flow rights to storage in reservoirs from November 15 to March 15 each year.  Because the Company completed needed physical renovations to both the Orlando and the Cucharas Reservoirs in early 2012, we expect to be able to participate in the Winter Storage Program and store water in both reservoirs for later irrigation use on our farms beginning this year.

The Company also has the right to divert from the natural flows of the two rivers in excess of 50 cubic feet per second which historically yields 15,000 AF of water annually, subject to river conditions and competing uses. The historic average of 15,000 AF of water is derived from a number of sources.  That sum represents the middle of a range of annual water yield which are affected by the changes in weather and resulting hydrology.  A wet year estimate of the yield from our direct flow water rights is approximately 18,000 AF.  A dry year estimate would be closer to 12,000 AF.  In estimating water supply yield, the dry-average-wet method offers a reasonable range of expected diversion.  An exception is made, however, for conditions of extreme drought, which has characterized several years of the most recent decade.  In addition, the current year is likely to be classified as an extremely dry year.  The 15,000 AF of long-term average yield from our direct diversion rights is based on a 50+ year period of record and also relies on historic studies of these rights by a variety of engineers at various times.  Our expectation is that the future conditions will be similar to the past, with cycles of wet, average and dry conditions.  In order to ameliorate the effects of such variations in the yield of our direct flow water rights, the Company has developed and will continue to develop water storage reservoirs and also plans to develop sustainable, supplemental groundwater resources in the Huerfano/Cucharas watershed.  The Company believes that a fully integrated system consisting of annually variable precipitation, a portfolio of direct diversion and storage rights, back-up groundwater production capability, and our storage and distribution facilities will create a reliable, sustainable water supply to support our expanding farming business.

Two Rivers Water Company -- June 30, 2012 -- 10Q

The Company is engaged in refurbishing the water management facilities of the HCIC and the Orlando infrastructure.  When the Company’s reservoirs are fully restored, they will have the physical capability and the associated rights to store in excess of 70,000 acre-feet of water.

TR Bessemer, LLC (“Bessemer”)

Bessemer was formed on June 6, 2012 as a wholly owned subsidiary of TR Water to acquire Bessemer Ditch Company shares associated with productive farmland.  Bessemer’s first acquisition (146 shares) occurred on June 15, 2012 with the acquisition of Dionisio, as discussed above.  The Company plans to purchase, lease, improve and farm additional acreage under the Bessemer Ditch and Bessemer is intended to be the holder of the associated water rights, wells and contracts.

The Huerfano-Cucharas Irrigation Company (the “HCIC”)

In order to supply its farms with irrigation water, the Company began to acquire shares in the HCIC in order to develop and put to use their historic water rights on the two rivers.  At the time the HCIC was formed in 1944, the water in the two rivers was continuously augmented by groundwater pumped from coal mines that operated in the watershed.  The augmented and natural flow of the rivers, along with the water rights and facilities of the HCIC were sufficient to provide reliable irrigation water for the HCIC mutual company’s shareholders and their expanding farm enterprises.  However, in the years following World War II, the mines began to cease production and, therefore, stopped pumping groundwater out of the mine shafts and into the river channels.  As a result of the reduction in downstream flow in the rivers, the extent of farming in the watershed could no longer be reliably irrigated.  In some years, crops failed for lack of late summer irrigation water and, over time, once thriving farms withered.  Because of such failures and the reduced flow in the rivers, the shareholders of the HCIC were unable or unwilling to adequately maintain the water diversion, conveyance and storage facilities.  Therefore, at the time the Company decided to invest in the Huerfano/Cucharas watershed, the shares in HCIC had become less valuable and the residual farming in the area had reverted primarily to pasture and dry grazing.

Beginning in 2009, the Company systematically acquired shares in the HCIC and, as of December 31, 2010, had acquired 91% of the shares, which it continues to own.   The shares were acquired from willing sellers in a series of negotiated transactions for cash and the Company’s common shares.  As the controlling shareholder, the Company currently operates the HCIC and has undertaken a long-term program to refurbish and restore the water management facilities.

Orlando Reservoir No. 2 Company, LLC (the “Orlando”)

The Orlando is a Colorado limited liability company originally formed to divert water from the Huerfano River for storage in the Orlando Reservoir to be re-timed and used for irrigation of farmland in Huerfano and Pueblo Counties.  At the time the Company began investing in the Huerfano/Cucharas watershed, the Orlando owned an historic diversion structure, a conveyance system and a reservoir and also owned a small amount of irrigable farmland.  However, the water facilities were in deteriorated condition.  Beginning in January, 2011, through a series of transactions, the latest of which closed on September 7, 2011, the Company acquired 100% ownership of the Orlando (through its wholly-owned subsidiary, TR Water) for a combination of cash, stock and seller-financing.  Promptly following the acquisition, the Company began the program for refurbishing the facilities to restore their operating efficiency.  During the quarter ended June 30, 2012, the Company completed projects to refurbish the Orlando irrigation infrastructure; these projects were partially funded through long-term loans to the Company from the Colorado Water Conservation Board.

Two Rivers Water Company -- June 30, 2012 -- 10Q

The Orlando assets include not only the reservoir, but also the most senior direct flow water right on the Huerfano River (the #1 priority), along with the #9 priority and miscellaneous junior water rights.  These water rights are now integrated with the Company’s other water rights on the Huerfano and Cucharas River to optimize the natural water supply.  In addition, the water storage rights and the physical storage reservoirs are critical to water supply reliability in the watershed, because the storage system allows the natural spring runoff from snowmelt to be captured and re-timed for delivery to irrigate crops throughout the growing season.  Coupled with the Company’s distribution facilities and farmland, these water diversion and storage rights are expected to provide consistent supplies to irrigate and grow our crops.

Discontinued Operations

In early 2009, the Company (then named Navidec Financial Services, Inc.) discontinued its short-term real estate lending and development in an effort to reduce its exposure to credit risk.  The wind down of discontinued operations was completed by December 31, 2011.

Management plans for funding future operations

During the six months ended June 30, 2012, the Company placed a $3,994,000 bridge loan (the “Bridge Loan”) with a group of private lenders, including the Company’s CEO who lent $994,000 of the total.  The Bridge Loan is unsecured, pays monthly interest at 12% per annum, and is due October 31, 2012.  The holders of the Bridge Loan also received one share of the Company’s stock for each $10 of loan principal, and the principal of the Bridge Loan is convertible into the Company’s common stock under certain conditions. The Company anticipates retiring any portion of the Bridge Loan not converted to common stock from the proceeds of a take-out equity financing currently under development.

As of June 30, 2012, the Company had $1,341,000 in demand deposits and $31,000 in highly liquid gold ETFs.  These funds, along with the anticipated additional debt and equity financing are expected to provide sufficient capital to implement the Company’s business plans through 2013.

NOTE 2 – RESTATEMENT AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Restatement

We have restated the results for the period ended December 31, 2011, which were reported originally in our Form 10-K filed with the United States Securities and Exchange Commission (the “SEC”) on March 8, 2012.

During the recently completed tri-annual review of the Company’s filing, the SEC recommended enhanced disclosure. Based, in part, on the SEC’s review, the Company has adopted guidance from ASC 470-20 as it relates to its Series B convertible debt.  Previously the Company did not account for the beneficial conversion feature of the Series B debt.   For the year ended December 31, 2011, the beneficial conversion feature increased the Company’s paid in capital and increased the discount on the Series B note by $1,490,000.

Below is detail on the December 31, 2011 restatement.

Two Rivers Water Company -- June 30, 2012 -- 10Q

Consolidated Balance Sheet (in thousands)	December 31,
	2011	CHANGE	2011 RESTATED
ASSETS:
Current Assets:
Cash and cash equivalents	$777		$777
Marketable securities, available for sale	137		137
Advances and accounts receivable	87		87
Farm product	43		43
Deposits and other current assets	20		20
Total Current Assets	1,064		1,064

Property, equipment and software, net	1,129		1,129

Other Assets
Debt issuance costs	663		663
Land (Note 2)	2,968		2,968
Water rights and infrastructure	28,786		28,786
Options on real estate and water shares	-		-
Dam and water infrastructure construction in progress	848		848
Discontinued operations - assets held for sale	-		-
Total Other Assets	33,265		33,265
TOTAL ASSETS	$35,458		$35,458

LIABILITIES & STOCKHOLDERS' EQUITY:
Current Liabilities:
Accounts payable	$631		$631
Current portion of notes payable	32		32
Accrued liabilities	495		495
Total Current Liabilities	1,158		1,158
Notes Payable - Long Term	13,508	(1,404)	12,104
Total Liabilities	14,666	(1,404)	13,262

Stockholders' Equity:
Common stock, $0.001 par value, 100,000,000 shares authorized, 23,258,494 and 19,782,916 shares issued and outstanding at December 31, 2011 and 2010, respectively	23		23
Additional paid-in capital	38,357	1,490	39,847
Accumulated Comprehensive (Loss)	(51)		(51)
Accumulated (deficit)	(19,699)	(86)	(19,785)
Total Two Rivers Water Company Shareholders' Equity	18,630	1,404	20,034
Noncontrolling interest in subsidiary	2,162		2,162
Total Stockholders' Equity	20,792		22,196
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$35,458		$35,458

Two Rivers Water Company -- June 30, 2012 -- 10Q

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Two Rivers Water Company and its subsidiaries, Farms, F-1, F-2, TR Water, the HCIC, the Orlando, Bessemer and discontinued operations.  All significant inter-company balances and transactions have been eliminated in consolidation.  The Company has completed the termination of the discontinued operations.

Non-controlling Interest

The Company owns 91% of the HCIC, so the results for the HCIC are consolidated in the Company’s financial statements.  As of June 30, 2012, the non-controlling members’ equity in the HCIC (the remaining 9% ownership interests) was $2,154,000.

Below is the breakdown of the non-controlling interests’ share of gains.

	For the three months ended,		For the six months ended,
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
HCIC	$12,000	$24,000	$4,000	$24,000

The non-controlling interests’ shares are assessed their pro-rata share of expected expenses to operate the HCIC.

Reclassification

Certain amounts previously reported have been reclassified to conform to the current presentation.

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

Two Rivers Water Company -- June 30, 2012 -- 10Q

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

The fair value measurement level for an asset or liability is based on the lowest level of any input that is significant to the fair value measurement.  Valuation techniques should maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible.

Recurring Fair Value Measurements:

The carrying value of the Company’s financial assets and financial liabilities is their cost, which may differ from fair value.  The carrying value of cash held as demand deposits, money market and certificates of deposit, accounts receivable, short-term borrowings, accounts payable and accrued liabilities approximated their fair value.  Marketable securities are valued at Level 1 due to readily available market quotes.  The fair value of the Company’s long-term debt, including the current portion, approximate its carrying value.

Revenue Recognition

Farm Revenues

Revenues from farming operations are recognized when resulting crops are sold into the market.  All direct expenses related to farming operations are capitalized as farm product and recognized as a direct cost of sale upon the sale of the crops.

Water Revenues

Current water revenues are from the sale of water arising under water rights owned by the HCIC to farmers in the HCIC service area who are not affiliated with the Company.  Water revenues are recognized when the water is invoiced at the established rate per acre foot of water consumed.

Member Assessments

Once per year the HCIC board estimates that company’s expenses, less anticipated water revenues, and establishes an annual assessment per ownership share.  One-half of the member assessment is recorded in the second quarter of the calendar year and the other one-half of the member assessment is recorded in the fourth quarter of the calendar year.  Assessments paid by Two Rivers Water Company to the HCIC are eliminated in consolidation of our financial statements.

The HCIC does not reserve against any unpaid assessments.  Assessments due, but unpaid, are secured by the member’s shares of the HCIC.  The value of this ownership is significantly greater than the annual assessments.  If assessments are not paid, after proper notifications to the delinquent party and a set time, the shares are offered at the amount of assessments due including interest and fees.

Two Rivers Water Company -- June 30, 2012 -- 10Q

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

The dilutive effect of 4,115,474 restricted stock units (“RSUs”), 1,727,562 options and 2,653,424 warrants at December 31, 2011, and the dilutive effect of 7,844,282 RSUs, 1,923,200 options, 2,853,424 warrants and 9,263,531 conversion rights at June 30, 2012 has not been included in the determination of diluted earnings per share because, under ASC 260 their exercise would be anti-dilutive.

Comprehensive Income (Loss)

Comprehensive income (loss) excludes net income or loss and changes in equity from the market price variations in securities held by the Company.  Since these securities are classified as “available for sale” any unrecognized gain or loss is shown in Other Comprehensive Income (Loss) section in the Statement of Changes in Stockholders’ Equity.  At December 31, 2011 and June 30, 2012 the Company had $51,000 and $15,000, respectively, in unrecognized loss.

At December 31, 2011 and June 30, 2012, the Company held $137,000 and $31,000, respectively, in highly liquid gold-based ETFs.  For financial statement presentation, this amount is included in marketable securities available for sale.

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

Two Rivers Water Company -- June 30, 2012 -- 10Q

There were various other accounting standards and interpretations issued in 2012 and 2011, none of which is expected to have a material impact on the Company’s financial position, operations or cash flows.

NOTE 3 – NOTES PAYABLE

HCIC Seller Carryback Notes

Beginning on September 17, 2009, the Company began acquiring shares in the HCIC and related land from HCIC shareholders.  As part of these transactions, many of the sellers financed the acquisitions by accepting notes payable from the Company and HCIC.  As of December 31, 2011 and June 30, 2012, these loans totaled $7,362,000. The notes carry interest at 6% per annum, interest payable monthly, the principal amounts due at various dates from February 1, 2013 through September 30, 2015, and are collateralized by the HCIC shares and land.   As of June 30, 2012, due to a maturity on the seller financed notes being within 12 months, $6,762,000 of the $7,362,000 is classified as a current portion of long-term debt.

As of June 30, 2012, of the $7,362,000 in seller carry back notes, $2,114,000 provides the holders the right to convert some or all of debt into the Company’s common stock at $1/share to $1.25/share.  Each of the holders of such conversion rights can convert anytime until the related note is paid.

During the year ended December 31, 2011, the Company exchanged $1,575,000 in HCIC debt into 722,222 shares of the Company’s common stock, a cash payment of $37,500, and $37,500 in an unsecured note, which note was paid in 2012.  The fair market value of the consideration paid by the Company to induce the exchange exceeded the face amount of the debt by $272,000.  An expense due to loss on extinguishment of note payable of $272,000 was recognized due to the difference between the stock price conversion and the fair market value of the Company’s common stock.

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

Orlando Note

On January 28, 2011, the Company purchased water storage rights and direct flow water diversion rights from the Orlando Reservoir No. 2 Company, LLC (the “Orlando”) for $3,100,000, which consisted of a cash payment of $100,000 and a Company note payable to the seller in the amount of $3,000,000.

However, in July 2011, the Company substantially restructured the transaction resulting in the Company acquiring the Orlando for (i) 650,000 shares of the Company’s common stock, (ii) a $1,412,500 cash payment, and (iii) a seller carryback note of $187,500 at 7% per annum with principal and interest due on January 28, 2014.  For purposes of the transaction, the Company shares were valued at $1,557,000.  Upon the completion of the Orlando purchase, the Company engaged a water research firm to perform a valuation of the Orlando.  The valuation report (which took into account the rehabilitation project then nearing completion) was issued on January 16, 2012 with an approximate value of $5,195,000.

Two Rivers Water Company -- June 30, 2012 -- 10Q

Series A & B Notes

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

As noted above, one-third of crop profit will be recognized as an interest expense upon the sale of the crop. The crop profit is defined as crop revenue less the direct cost of growing and cultivating the crop.  Direct costs includes all cost to prepare for planting, planting, caring for the crops planted, harvesting and delivering the crop to market. Further, the crop profit is only from the 500 acres of farmland that secures the Series A debt.

In August 2011, the Company closed a $5,332,000 Series B convertible debt offering to finance the land, water rights, and improvements for F-2.  The debt pays interest at 6% per annum to maturity on June 30, 2014 plus 10% of the net crop revenue from land owned by F-2.  The crop profit participation will be recognized as an interest expense upon the sale of the F-2 crop.   Net-crop revenue is defined as the gross selling price of the crops less basis.  Basis is the difference between the futures price for a commodity and the local cash price offered by grain buyers.  It reflects the cost of marketing grain from one point of sale to another point of sale.  The net-crop revenue is paid on crop that are produced on the farmland that secures the Series B debt, approximately 1,200 acres.

Holders of the Series B debt also have the right to convert its principal into Company common stock at $2.50/share.

The conversion option on the Series A and Series B Notes cannot be separated from their respective notes.  However, in conjunction with the Series B Notes, the Company issued 2,132,800 warrants to purchase the Company common stock at $2.50/share through December 31, 2012.  Further, in connection with the placement of the Series A and Series B Notes, the Company also issued 171,000 warrants to purchase the Company’s common stock at $2.50/share to three broker-dealers; those warrants have an expiration of September 30, 2014.  The fair value of the warrants issued was computed at $1,675,000 for the debt holder warrants. This amount was recorded as a discount on the note and is accreted over the life of the note to interest expense utilizing the effective-interest method.  There is an additional $149,000 for the broker dealer warrants, which warrants were issued as partial compensation for the successful completion of the Series B placement.  These warrants are amortized over the life of the warrants and recognized as interest expense.

For the year ended December 31, 2011, the Company also recorded a beneficial conversion amount with Series B.  After accounting for the fair value of the warrants at $0.7854/share, the adjusted and effective Series B conversion rate is $1.7146/share.  Taking into account the various closing dates of the Series B and the respective stock price of our common stock at each closing, the value of the beneficial conversion feature is $1,490,000.  This amount was recorded as a discount on the note and is accreted over the life of the note to interest expense utilizing the effective-interest method.  The Company estimated the effective interest rate to be 46% per annum.

Two Rivers Water Company -- June 30, 2012 -- 10Q

Below is a summary of Series B discount and accretion:

	Beginning balance	2011 discount accretion	6 months 2012 accretion	Net
Face	$5,332,000			$5,332,000
Warrant fair value	(1,675,000)	245,000	424,000	(2,496,000)
Beneficial conversion	(1,490,000)
Net	$2,167,000	245,000	424,000	$2,836,000

During the quarter ended June 30, 2012, the Company closed a short-term bridge financing (the “Bridge Loan”) in the total amount of $3,994,000.  The Company’s CEO participated as a lender in the Bridge Loan in the amount of $994,000.  The Bridge Loan pays monthly interest at 12% per annum and is due on October 31, 2012.  The Bridge Loan holders also received one share of the Company’s stock for each $10 of Bridge Loan participation. Participants in the Bridge Loan have the option of converting the principal into the Company’s common stock at the price offered in a take-out equity financing which the Company plans to complete.   In conjunction with the closing of the Bridge Loan, the Company issued 400,000 shares of its common stock to the Bridge Loan holders.  The fair value of the shares issued was determined to be $655,000, which is recorded as a debt discount being amortized on a straight-line basis over the term of the related Bridge Loan.

First National Bank of Pueblo (FNB) – Dionisio Purchase

The cost of the Dionisio land/water acquisition was $1,500,000, of which $900,000 was financed by FNB and $600,000 was paid in cash.  The purchase price has been allocated to land for $513,000; building for $35,000, and $952,000 to water rights representing the purchase of the Bessemer Ditch Company (“BIDC”) shares.  The Company has agreed to purchase facilities, equipment and the produce business which is integrated with Dionisio Farms for an additional $1,500,000.

The terms of the FNB loan is at 1% above the base rate on corporate loans posted by at least 75% of the nation’s 30 largest banks known as the Wall Street Journal Prime Rate (3.25% as of June 30, 2012), subject to a minimum of 6% per annum.   The FNB loan is secured by the Dionisio assets which include 146 shares of the BIDC.  There are five annual payments of $76,000 due each December 15 commencing December 15, 2012.  A balloon payment of all accrued interest and outstanding principal is due June 15, 2017.

Two Rivers Water Company -- June 30, 2012 -- 10Q

Below is a summary of the Company’s debt:

Note	June 30, 2012 principal balance	June 30, 2012 accrued interest	Interest rate	Security
HCIC seller carry back	$7,362,400	$-	6%	Shares in the HCIC
Orlando purchase	187,500	10,500	7%	188 acres of land
Convertible debt Series A	2,000,000	50,000	6%	F-1 assets
Convertible debt Series B	5,332,000	159,500	6%	F-2 assets
Bridge Loan	3,994,000	-	12%	Unsecured
CWCB	1,114,000	6,000	2.5%	Certain Orlando and Farmland assets
FNB - Dionisio Farm	900,000	2,000	(1)	Dionisio farmland and 146.4 shares of BIDC, well permits
Equipment loans	138,700	700	5 - 8%	Specific equipment
Total	21,028,600	$228,700
Less: Current portion	(10,794,600)
Net long term due before discounts	10,234,000
Less: Discount on Series B	(2,496,500)
Less: Discount on Bridge Loan	(331,700)
Long Term portion	$7,405,800
Notes:
(1) Prime rate + 1%, but not less than 6%.

NOTE 4 – INFORMATION ON BUSINESS SEGMENTS

We organize our business segments based on the nature of the products and services offered. We focus on the farming business and water business with Two Rivers Water Company as the parent company.  Therefore, we report our segments by these lines of businesses: Farms and Water.  Farms contain all of our farming business (Farms, F-1, F-2, Dionisio).  Water contains our water business (HCIC, Orlando and Bessemer).

In the following tables of financial data, the total of the operating results of these business segments is reconciled, as appropriate, to the corresponding consolidated amount.  There are some corporate expenses that were not allocated to the business segments, and these expenses are contained in the “Total Operating Expenses” under Two Rivers Water Company.

While the Parent is not a separable reportable operating segment, there are some corporate expenses that were not allocated to the business segments, and these expenses are contained in the “Total Operating Expenses” under Parent.  Further, segment allocations may differ from those on the face of the income statement.

Two Rivers Water Company -- June 30, 2012 -- 10Q

Operating results for each of the segments of the Company are as follows (in thousands):

	For the six months ended June 30, 2012					For the six months ended June 30, 2011
	Parent	Farms	Water	Discontinued Operations	Total	Parent	Farms	Water	Discontinued Operations	Total
Revenue
Assessments	$-	-	-	-	-	$-	-	48	-	48
Farm revenue	-	-	-	-	-	-	-	-	-	-
Water revenue	-	-	36	-	36	-	-	-	-	-
Other & misc.	-	-	11	-	11	-	-	-	-	-
	-	-	47	-	47	-	-	48	-	48
Less: direct cost of revenue	-	-	-	-	-	-	-	-	-	-
Gross Margin	-	-	47	-	47	-	-	48	-	48
Total Operating Expenses	3,618	647	495	-	4,760	(2,409)	(248)	(228)	-	(2,885)
Total Other Income/(Expense)	1,024	646	223	-	1,893	(37)	(100)	(426)	-	(563)
Net (Loss) Income from continuing operations before income taxes	(4,642)	(1,293)	(671)	-	(6,606)	(2,446)	(348)	(606)	-	(3,400)
Income Taxes (Expense)/Credit	-	-	-	-	-	-	-	-	-	-

Net Income (Loss) from continuing operations	(4,642)	(1,293)	(671)	-	(6,606)	(2,446)	(348)	(606)	-	(3,400)
Discontinued operations:
(Loss) from operations of discontinued real estate and mortgage business	-	-	-	-	-	-	-	-	(31)	(31)
Income tax benefit	-	-	-	-	-	-	-	-	-	-
Loss on discontinued operations	-	-	-	-	-	-	-	-	(31)	(31)
Non-controlling interest	-	-	4	-	4	-	-	(24)	-	(24)
Net (Loss) Income	$(4,642)	(1,293)	(675)	-	(6,610)	$(2,446)	(348)	(630)	(31)	(3,455)
Segment assets	$1,959	9,135	27,254	-	38,348	$888	1,002	29,497	10	31,397

Two Rivers Water Company -- June 30, 2012 -- 10Q

NOTE 5 – EQUITY TRANSACTIONS

Common Stock

During the six months ended June 30, 2011 the Company had the following common stock transactions:
•	During February 70,000 shares of our common stock were issued in exchange for consulting services.
•
In March, 2011 a total of 722,000 shares were issued to a creditor of the Company, as payment in full for the debt in the amount of $1,575,000.   At the time of the transaction, the fair value of the Company’s common stock exceeded the amount of debt retired, which resulted in a loss from debt retirement of $272,000.

•	During April, 2011 we issued 100,000 shares of our common stock in exchange for consulting services.

During the six months ended June 30, 2012 the Company had the following common stock transactions:
•	In January, 2012 the Company issued 50,000 shares of our common stock to the independent members of the Board in exchange for Board of Director services rendered in 2011.
•
In January, 2012 the Company issued 125,000 shares to cover 125,000 Restricted Stock Units (“RSUs”) issued to an non-executive employee under the 2011 Plan in exchange for his surrender of 250,000 options (strike price of $2.00/share) under the 2005 Plan.

•	In January, 2012 100,000 RSU shares, as part of an overall grant of 700,000 shares, were issued to the Company’s CFO pursuant to the 2011 Plan.
•	In January, 2012 200,000 shares, as part of an overall grant of 400,000 shares, were issued to a former member of the Board of Directors.
•	In February, 2012 the Company issued 83,330 shares to our investor relations consultants as partial payment for their services.
•	In March, 2012 the Company issued 400,000 shares to participating lenders in consideration of the Bridge Loan.
•	In April 2012, the Company issued 25,000 RSU shares to the estate of a previous employee under our 2011 Plan.
•	In June 2012, the Company issued 166,666 RSU shares of the total grant of 700,000 shares pursuant to the CFO’s employment agreement and to the 2011 Plan.
•	In June 2012, the Company issued 200,000 RSU shares to complete a grant of 400,000 shares to a former member of the Board of Directors.
•	In June 2012, the Company issued 50,000 shares to a key vendor, as partial payment for services performed.
•	In June 2012, the Company issued 166,666 RSU shares to a board member for consulting services performed from April 1, 2012 through June 30, 2012.
•	In June 2012, the Company issued 100,000 shares through the exercise of warrants.

Stock Incentive Plans

The Company previously had a 2005 Stock Option Plan (“2005 Plan”) that was superseded by the Two Rivers 2011 Long-Term Stock Incentive Plan (“2011 Plan”).   Upon the Company’s shareholder adoption of the 2011 Plan, the 2005 Plan stopped issuance of any further grants, except for grants previously committed by agreement.

Two Rivers Water Company -- June 30, 2012 -- 10Q

Under the 2005 Plan, we have the following stock options issued and outstanding:

Optionee	Company Relationship	Shares	Date of Grant	Vesting Date	Performance Requirement	Expiration Date	Exercise Price	Exercised to Date
Howard Farkas	Former Director	1,023,200	Jul 2006	Jul 2006	Satisfied	Jul 2016	$1.25	-
Employees	Employee	40,000	Apr 2011	(1)	(2)	Apr 2021	$3.00	-
Wallick Associates	Consultant	600,000	(3)	(3)	Satisfied	(3)	$1.25	-
		1,663,200
Exercisable June 30, 2012		1,623,200
Notes:
(1) Vests 1/3 at the end of each 12 months from Date of Grant
(2) Satisfactory employee performance during vesting period
(3) Various grant dates of during 2011 and 2012. When granted, the options immediately vested. Expiration is 5 years from the date of grant.

If all of the options were exercised, $2,149,000 would be collected by the Company and yield an average share price of $1.29.

During the six months ended June 30, 2012, the Company issued 204,480 options under the 2005 Plan and pursuant to a prior written agreement with a financial consultant.  The options have a strike of $1.25/share.  Of the 204,480 options, 83,333 options were issued in conjunction with a successful debt placement; the fair value is being amortized over the three-year life of the associated debt, or $3,000 per quarter which is recognized as interest expense.  The remaining 121,147 options issued in 2012 were for current services; therefore the fair value of $44,000 was expensed to consulting expense.

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

Two Rivers Water Company -- June 30, 2012 -- 10Q

Under the 2011 Plan, we have issued the following Restricted Stock Units (RSUs):

Grantee	Company Relationship	RSUs issued	Date of Grant	Vesting Date	Performance Requirement	Exercised to Date
John McKowen	Chairman/CEO	2,480,948	Oct 2010	(1)	(2)	-
		1,400,000	Jan 2012	(1)	(3)	-
Gary Barber	President/COO	1,000,000	Oct 2010	(1)	(2)	-
		1,400,000	Jan 2012	(1)	(3)	-
Wayne Harding	CFO	700,000	Oct 2010	(1)	(2)	366,666
		500,000	Jan 2012	(1)	(3)	-
John Stroh	Director	220,236	Oct 2010	Jan 2011	n/a	220,236
Jolee Henry	Prior Director	400,000	Oct 2010	Jan 2011	n/a	400,000
Employees (5)	Past & Present Employees	880,000	Various	(1)	(4)	150,000
		8,981,184				1,136,902

Notes:
Above table does not show those shares that were cancelled or returned.
(1) Vests 1/3 at the end of each 12 months from Date of Grant
(2) Subject to employer deferral and employment agreement, if applicable
 (3)  Vests 1/3 when the Company's common stock is listed on a National Exchange and attains closing bid of $3 per share,  a second 1/3 when the share price attains $6 per share, and the final 1/3 when the share price attains $9 per share, respectively

(4) Satisfactory employee performance during vesting period
(5) A total of ten current and past employees are in this group

The 2011 Plan has a total of 10,000,000 shares available for grants.  With 8,981,184 RSUs and 25,000 options granted, a balance of 993,816 shares is available for grants under the 2011 Plan.

The Company can issue stock awards and options for nonemployee services.  If stock is granted, the Company values the stock using an average of the closing price of the Company’s stock over the period that the service was rendered.  If options are granted, the Company uses the Black-Scholes model for determining fair value.  The parameters for the Black-Scholes model are detailed later in this Note.

It is estimated that $7,482,000 in stock-based compensation expense will be fully amortized by December 31, 2015.

The stock-based compensation expense was $1,000,000 for the three months ended March 31, 2012 and $1,036,000 for the three months ended June 30, 2012 for a total of $2,036,000 for the six months ended June 30, 2012.

The stock-based compensation expense was $498,000 for the three months ended March 31, 2011 and $501,000 for the three months ended June 30, 2011 for a total of $999,000 for the six months ended June 30, 2011.

Two Rivers Water Company -- June 30, 2012 -- 10Q

Warrants

On January 27, 2012, our Board of Directors authorized an extension of the expiration date of 100,000 warrants to purchase the Company’s common stock at $1.00/share held by the Elevation Fund.  The former expiration date was December 31, 2011, and the expiration date was extended to June 30, 2012.  The extension was granted in consideration of the Elevation Fund’s assistance with the Company’s capital financing.  Due to the extension of the warrant expiration date, a new fair value calculation was performed using the Black-Scholes method.  Based on this calculation, an expense of $55,000 was recognized for the three months ended June 30, 2012.  The Elevation Fund’s 100,000 warrants were exercised by June 30, 2012.

As of June 30, 2012, the Company has outstanding the following warrants to purchase common stock:

Grantee	Company Relationship	Shares	Date of Grant	Vesting Date	Expiration Date	Exercise Price
Holders of Series B Debt	Investors	2,132,800	Aug 2011	Aug 2011	Dec 2013	$2.50
Broker Dealer Series B Debt	Placement Agent	170,624	Aug 2011	Aug 2011	Sep 2014	$2.50
Boenning Scattergood	Financial Advisor	250,000	May 2011	May 2011	May 2016	$2.00
Investor Group	Investors	300,000	Feb 2012	Mar 2012	(1)	(1)
Wedbush Securities	Financial Advisor	200,000	June 2012	June 2012	June 2017	$1.20
(1) These warrants are priced at the same price per share as the expected equity offering and expire one year after the completion of the expected equity offering.

Conversion Rights:

As of June 30, 2012, through the Company’s various capital raising activities, we have issued the following rights to convert debt into the Company’s common stock as follows:

Grantee	Company Relationship	Shares	Date of Grant	Vesting Date	Expiration Date	Exercise Price
HCIC Debt holders	Creditors	2,336,731	2010	2010	(1)	(1)
Holders of Series A Debt	Investors	800,000	Feb 2011	Feb 2011	Mar 2014	$2.50
Holders of Series B Debt	Investors	2,132,800	Aug 2011	Aug 2011	Jun 2014	$2.50
Holders of Bridge Loan	Investors	(2)	Feb 2012	Feb 2012	(3)	(3)
(1) Expiration is when the note is due which is between January and October 2013. Exercise price is from $1.00 to $1.25/share.
(2) The holders have the right to convert notes at a price discussed in Note 3 so the number of shares issued will be $3,994,000 divided by price per share.
(3) These conversion rights are priced at the same price per share as the expected equity offering and expire one year after the completion of the expected equity offering.

NOTE 6 – SUBSEQUENT EVENTS

There have been no material subsequent events through the date the financial statements were available to be issued.

Two Rivers Water Company -- June 30, 2012 -- 10Q

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Note about Forward-Looking Statements

This Form 10-Q contains forward-looking statements, such as statements relating to our financial condition, results of operations, plans, objectives, future performance and business operations.  These statements relate to expectations concerning matters that are not historical facts.  These forward-looking statements reflect our current views and expectations based largely upon the information currently available to us and are subject to inherent risks and uncertainties.  Although we believe our expectations are based on reasonable assumptions, they are not guarantees of future performance and there are a number of important factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements.  By making these forward-looking statements, we do not undertake to update them in any manner except as may be required by our disclosure obligations in filings we make with the Securities and Exchange Commission under the Federal securities laws.  Our actual results may differ materially from our forward-looking statements.

Overview

The following Management’s Discussion and Analysis (“MD&A”) is intended to help the reader understand our results of operations and financial condition and should be read in conjunction with the accompanying financial statements and the notes thereto and the financial statements and the notes thereto contained in our 2011 Annual Report on Form 10-K (the “2011 Annual Report”).

The following section focuses on the key indicators reviewed by management in evaluating our financial condition and operating performance, including the following:

•	Revenue generated from our core businesses.
•	Expenses associated with acquiring and developing our business.
•	Availability of cash to continue growing our business.

Our MD&A section includes the following items:

•	Our Business – The Company’s plans and expectations.
•	Results of Operations – our financial results from the three months and six months ended June 30, 2012 versus June 30, 2011.
•	Liquidity, Capital Resources and Financial Position – discussion of our current and expected financial position and liquidity detail.
•	Critical Accounting Policies and Use of Estimates – a summary of applicable accounting policies to our business.
•
Forward-looking statements – an identification of forward-looking statements and a description of risks that could cause actual results to differ materially from those discussed in forward-looking statements.

Two Rivers Water Company -- June 30, 2012 -- 10Q

Our Business

Our Company acquires, develops, and operates irrigated farmland, water rights, and associated infrastructure.  We believe Two Rivers has a unique business plan that is structured to succeed as demand for food and water rises.  We believe that a business that seeks to satisfy the rising demand of these necessities can flourish.  We believe that the demand for food will continue to rise and that the demand for water, which is already in demand for residential, industrial, and municipal uses besides agricultural use, will also continue to rise.

Two Rivers operates two core businesses: 1) organic and non-organic crop production from high yield irrigated farmland; and 2) development of water rights to support our irrigated farmland and potential distribution to municipal markets in Huerfano County and the Front Range of Colorado when a portion of the farmland is fallowed on a rotational basis.  We will generate revenues from the sale of crops to national and local fodder and food processing companies and also from the sale of water made available when we rotationally fallow our farmland.  We also believe this business model can be successful in other watersheds in Colorado and other Western states.

Irrigated farmland and the water supplies to support it are the key components to our business plan.  In Colorado and the Western United States, water is scarce, and the right to use water is based on the Prior Appropriation Doctrine which is often referred to as “first in time, first in right.”  Under this doctrine, water use is allocated to satisfy the oldest (“most senior”) water right before water is allocated to the next water right in historic chronology (a “junior water right” in comparison to a water right perfected earlier).  Moreover, in Colorado, water rights and their relative priorities are protected by judicial decrees and are administered by the Office of the State Engineer (the “State Engineer”) within the Colorado Department of Water Resources (“DWR”).  The ability to consistently irrigate farmland, and thus avoid the inconsistencies of rainfall, is therefore tied to the relative seniority of historic water rights.  Two Rivers is focused on developing irrigated farmland and maximizing beneficial use of the water rights associated with that farmland.

In furtherance of developing irrigated farmland, the Company has engaged in both: 1) acquiring farmland that has not been productive for many years, but maintains significant water rights, and 2) acquiring farmland that is currently producing crops with irrigation permitted under relatively secure water rights.  Presently, we are focusing on acquiring farmland in Huerfano and Pueblo Counties which are proximate to our integrated water system and/or which have directly associated senior water rights.  Also, the Company has purchased and is in the process of refurbishing reservoirs for storing water so as to better match the availability of water with the irrigation needs of our crops.  By capturing water in our reservoirs and releasing it later for irrigation purposes we expect to ameliorate the inconsistencies of seasonal and annual water availability to our farms.

The Company’s current crop production consists of animal fodder crops (like sorghum and alfalfa), exchange traded grains (like corn) and human-consumption produce (such as cabbage, parsnips and pumpkins).  The Company expects to increase the variety of crops we produce as we expand our farming operations and when we secure contracts with purchasers.  The Company expects to also provide reliable, renewable water supplies for municipal water users through a program of rotationally fallowing our farmland.  Rotational Farm Fallowing is an agricultural best practice whereby portions of farm acreage are fallowed on a rotational basis each year thereby allowing the water that would have otherwise been consumed in crop production to be consistently available for municipal and industrial uses.

Two Rivers Water Company -- June 30, 2012 -- 10Q

The Company currently owns approximately 4,900 gross acres, but not all of those acres have yet been brought into production.  During the 2012 crop year, the Company will produce cash crops from approximately 440 acres of high yield irrigated farmland.  Each acre of irrigated farmland is capable of producing the equivalent of 200+ bushels of corn, 6 tons of alfalfa, or 65,000 pounds of cabbage.  The Company expects to acquire and develop in excess of 25,000 acres of high yield irrigated farmland within the Huerfano Cucharas river basin within the next five years.  Some of the Company’s farms have been granted National Organic Program (NOP) Certification.

Redeveloping farmland that has not been productive for many years requires capital improvements.  The Company expends capital in leveling the land, acquiring water rights, and building efficient irrigation systems.  There are expenses involved in planting, growing, and harvesting the crops.

Two Rivers actively pursues acquiring existing farm operations that irrigate under historic water rights.  In June 2012, Two Rivers purchased Dionisio Farms, which has been in current operation since the 1930s, and is irrigated by Bessemer Ditch, which is one of the most senior irrigation rights in the Arkansas River Basin.  The Company expects to acquire, improve, and farm an additional 5,000 acres of farmland irrigated by the Bessemer Ditch within the next five years, subject to capital availability and operational constraints.

As we acquire farmland and affiliated water rights, the development and support of those water rights is imperative.  Two Rivers is also in the business of developing infrastructure to maximize its investments in farmland and water rights.  Beginning in 2009, the Company acquired 91% of the shares in the Huerfano Cucharas Irrigation Company and 100% of the Orlando Reservoir No. 2, LLC.  Both entities own reservoirs in the Huerfano and Cucharas Rivers’ basin.  These reservoirs will permit storage of water that can be used later for irrigation on Two Rivers’ farms.  The water storage rights and the physical storage capabilities are critical to water supply reliability in the watershed because the storage system allow natural spring runoff from snowmelt to be captured and re-timed for delivery to irrigate crops throughout the later growing season.  We expect that the water rights, the distribution facilities, and the storage will provide consistent supplies to irrigate and grow our crops.  Currently, the Company has the rights and physical capability to store roughly 13,000 acre-feet (“AF”) of water2.  The Company plans to acquire and develop the right to divert and store an additional 55,000 AF of water in the Huerfano/Cucharas watershed within the next five years.

As we acquire and develop farm properties, we are building a water resource portfolio.  As we rotationally fallow a portion of our fields we can set aside a segment of our renewable water portfolio to support the increasing demands of water-short metropolitan districts.  During the quarter ended June 30, 2012, the Company signed a Memorandum of Understanding with a municipal water district to jointly explore development of a water supply plan to replace a portion of the district’s current demand from a groundwater aquifer that is being depleted.  Also during the quarter, the Company acquired management and control of a separate metropolitan district which we plan to operate as a wholesale entity to supply water to other municipal users.  Control of the metropolitan district, along with cooperative relationships with other water districts, provides us standing in the municipal water shortage discussions while protecting our farming interests.

The Company has expanded operations through various funding mechanisms, which include debt, convertible debt and equity capital.  Since inception, the Company has raised and invested over $30 million in assembling and improving assets necessary to support its two integrated businesses.  The Company plans to raise an additional $100 million in equity capital to support our expansion over the next five years in order to fully develop the high yield irrigated farmland and water assets within the Huerfano Cucharas two river basin.  We cannot make any assurances that we will be able to raise such funds or whether we will be able to raise such funds on terms that are acceptable to us.

Two Rivers Water Company -- June 30, 2012 -- 10Q

Results of Operations

For the three Months Ended June 30, 2012 Compared to the three Months Ended June 30, 2011

Our Consolidated Operations

During the three months ended June 30, 2012 and 2011 we recognized revenues of $46,000 compared to $48,000, respectively.

Operating expenses from continuing operations during the three months ended June 30, 2012 and 2011 were $2,612,000 and $1,808,000, respectively.  The increase of $804,000 is primarily due to the expansion of our Farming Business.  Management expects the expenses will continue to increase as we expand our business focus in irrigated farming and water. Therefore, for continuing operations, during the three months ended June 30, 2012 and 2011, we recognized a net loss of $2,566,000 and $1,760,000, respectively.

Our non-operating expenses increased from $214,000 to $1,181,000 for the three months ended 2011 and 2012, respectively.  The increase of $967,000 is due to the increase of interest expense (including amortization of debt discounts) and warrant expense.

For the Six Months Ended June 30, 2012 Compared to the Six Months Ended June 30, 2011

Our Consolidated Operations

During the six months ended June 30, 2012, we recognized revenues from continuing operations of $47,000 compared to $48,000 in revenues from continuing operations during the six months ended June 30, 2011.  Our main revenue source is from the sale of agriculture products grown by us.  The sale of these products occurs in the third and fourth quarter of the year.

Operating expenses from continuing operations during the six months ended June 30, 2012 and 2011 were $4,759,000 and $2,885,000, respectively.  The increase of $1,874,000 is primarily due to the non-cash expense of granting of options, warrants and restrictive stock units ($2,036,000 for the six months ended June 30, 2012 compared to $1,456,000 for the six months ended June 30, 2011).  Management expects the expenses will continue to increase as we expand our business focus in irrigated farming and water.

For continuing operations, during the six months ended June 30, 2012 and 2011, we recognized a net loss of $6,606,000 and $3,400,000, respectively.  The increased loss of $3,206,000 is due from an increase of stock based compensation expense and our rapid expansion of the Farming and Water Business.

LIQUIDITY

From the Company’s inception through June 30, 2012, we have funded our operations primarily from the following sources:
-	Equity proceeds through private placements of Two Rivers Water Company securities and convertible debt;
-	Limited revenue generated from operations;
-	Loans and lines of credit (none currently available);
-	Sales of equity investments, and
-	Proceeds from the exercise of legacy Navidec, Inc. Options

Two Rivers Water Company -- June 30, 2012 -- 10Q

There can be no assurance that additional funds will be available to us, from the sources listed above, to allow us to cover the Company’s expenses, until such a time that we are recognizing revenues from our ongoing operations.

At the present time, the Company has no available line or letters of credit.

Cash flow from operations has not historically been sufficient to sustain our operations without the above additional sources of capital.  As of June 30, 2012, the Company had cash and cash equivalents of $1,341,000.  Cash flow consumed by our operating activities totaled $3,016,000 for the six months ended June 30, 2012 compared to operating activities consuming $1,338,000 for the six months ended June 30, 2011.  The increase in the cash consumed by our operating activities is due to the expansion of our Farming Business.

As of June 30, 2012, the Company had $1,799,000 in current assets and $11,727,000 in current liabilities.  The Company intends to continue with its strategy of offering debt and equity securities to expand their Farming Business and Water Business and retire portions of its current debt.

Cash used in investing activities was $1,427,000 for the six months ended June 30, 2012 compared to use of cash of $1,075,000 for the six months ended June 30, 2011.  During the six months ended June 30, 2012 we completed Phase I of the Cucharas Dam rehabilitation and completed the replacement of the Orlando Reservoir infrastructure.

Cash flows provided by our financing activities for the six months ended June 30, 2012 were $5,007,000 compared to $2,151,000 for the six months ended June 30, 2011.  The increase is primarily due to the completion of our short-term Bridge Loan of $3,994,000 and drawing $1,096,000 against a construction loan provided by the Colorado Water Conservation Board.

During the six months ended June 30, 2011 we completed our convertible debt offering of $2,000,000, retired selected debt and had $613,000 in options and warrant exercises.

Schedule of principal payments due by year:

Year Ending December 31,	Principal Due
2012	$4,068,000
2013	7,058,000
2014	7,442,000
2015	705,000
2016	55,000
2017 & beyond	1,700,600
Total	$21,028,600

Two Rivers has entered into a water lease arrangement with Pueblo Board of Water Works (PBWW).  The lease is effective April 1, 2012, has a term of 5 years, and calls for annual payments of $100,000 beginning in April, 2012.  The annual payments can be escalated based upon the percentage increase, if any, over the previous year of the PBWW water rates for its general customers for treated water.  The lease is for up to 500 acre feet of water per year. There are no further obligations under this lease.

Two Rivers Water Company -- June 30, 2012 -- 10Q

The purpose of the lease is two-fold; a) to establish an appropriation of a water right for exchange from the Arkansas River main stream water to various Two Rivers’ reservoirs, and b) to provide supplemental irrigation water for our farming operations through releases from those reservoirs.

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

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to the impact of interest rate changes and change in the market values of the Company’s investments.  Based on the Company’s market risk sensitive instruments outstanding as of June 30, 2012, as described below, management has determined that there was no material market risk exposure to the Company’s consolidated financial position, results of operations, or cash flows as of such date. The Company does not enter into derivatives or other financial instruments for trading or speculative purposes.

INTEREST RATE RISK

At June 30, 2012, the Company’s exposure to market rate risk for changes in interest rates relates primarily to its borrowings and opportunities for retiring or rolling over its debt.   The Company has not used derivative financial instruments in its credit facilities.  A hypothetical 10% increase in the Prime Rate would not be significant to the Company's financial position, results of operations, or cash flows.

Two Rivers Water Company -- June 30, 2012 -- 10Q

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to the impact of interest rate changes and change in the market values of our real estate properties and water assets. Because the Company has no market risk sensitive instruments outstanding as of June 30, 2012, it was determined that there was no material market risk exposure to our consolidated financial position, results of operations, or cash flows as of such date. We do not enter into derivatives or other financial instruments for trading or speculative purposes.

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

Two Rivers Water Company -- June 30, 2012 -- 10Q

The Company, under the supervision and with the participation of the Company's management and staff, documented and then performed an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of June 30, 2012.  Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, the Company's disclosure controls and procedures were effective as of June 30, 2012.

There was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2012, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

2 An acre-foot of water is the amount of water required to cover one acre to a depth of one foot.  An acre-foot of water contains 325,851 gallons, generally considered enough water to supply two average households for a year.  Annual irrigation of alfalfa in Southeastern Colorado consumes approximately three acre-feet of water per acre of crop.

Two Rivers Water Company -- June 30, 2012 -- 10Q

PART II.  OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

There has been no significant change from the filing of our December 31, 2011 Annual Report on Form 10K.

ITEM 1A.    RISK FACTORS

Not applicable to Smaller Reporting Issuers.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the period of April 1, 2012 through June 30, 2012 the Company had the following common stock transactions:
•	In April 2012, the Company issued 25,000 shares to the estate of a previous employee under our 2011 Plan.
•	In April 2012, the Company issued 25,000 options with an exercise price of $1.05/share to a key vendor.
•	In May 2012, the Company issued 121,147 options with an exercise price of $1.25/share to a key vendor.
•	In June 2012, the Company issued 166,666 shares of the total grant of 700,000 shares pursuant to the CFO’s employment agreement and to the 2011 Plan.
•	In June 2012, the Company issued 200,000 shares to complete a grant of 400,000 shares to a former member of the Board of Directors.
•	In June 2012, the Company issued 50,000 shares to a key vendor, as partial payment for services performed.
•	In June 2012, the Company issued 166,666 shares to a board member for consulting services performed from April 1, 2012 through June 30, 2012.
•	In June 2012, the Company issued 100,000 shares through the exercise of warrants.
•	In June 2012, the Company issued 200,000 warrants to our financial advisor for services in connection with negotiating, structuring and implementing the Stock Purchase Agreement.

Exemption From Registration Claimed

All of the above sales by the Company of its unregistered securities were made by the Company in reliance upon Section 4(2) and Rule 506 of Regulation D of the Securities Act of 1933, as amended (the "1933 Act").  All of the individuals and/or entities that purchased the unregistered securities were existing shareholders or were known to the Company and its management, through pre-existing business relationships, as long standing business associates.  All purchasers were provided access to all material information, which they requested, and all information necessary to verify such information and were afforded access to management of the Company in connection with their purchases.  All purchasers of the unregistered securities acquired such securities for investment and not with a view toward distribution, acknowledging such intent to the Company.  All certificates or agreements representing such securities that were issued contained restrictive legends,  prohibiting further transfer of the certificates or agreements representing such securities, without such securities either being first registered or otherwise exempt from registration in any further resale or disposition.

Two Rivers Water Company -- June 30, 2012 -- 10Q

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

Two Rivers Water Company -- June 30, 2012 -- 10Q

SIGNATURES

   Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TWO RIVERS WATER COMPANY (Registrant)
Dated: August 8, 2012	By: /s/ John McKowen
Chief Executive Officer & Chairman of the Board
By: /s/ Wayne Harding
Chief Financial Officer & Principal Accounting Officer

Two Rivers Water Company -- June 30, 2012 -- 10Q