Form 10-Q/A
period 2012-03-31
TWO RIVERS WATER Co
filed 2012-08-23
CIK 1302946

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

EXPLANATORY NOTE

This Form 10-Q/A (the “Amendment”) amends our Form 10-Q for the period ended March 31, 2012, which was filed with the Securities and Exchange Commission on May 3, 2012 (the “Original Filing”).  We are filing this Form 10-Q/A to enhance disclosures and financials.

Specifically, during a review by the United States Securities Exchange Commission (SEC), the SEC recommended enhanced disclosure.  The Company will use guidance from ASC 470-20 as it relates to its Series B convertible debt.  Previously the Company did not account for the beneficial conversion feature of the Series B debt.  For the year ended December 31, 2011, the beneficial conversion feature increased the Company’s paid in capital and increased the discount on the Series B note by $1,490,000.

This Amendment does not reflect events occurring after the Original Filing except as noted above.  Except for the foregoing amended information, this Form 10-Q/A continues to speak as of the date of the Original Filing and the Company has not otherwise updated disclosures contained therein or herein to reflect events that occurred at a later date.

Two Rivers Water Company -- March 31, 2012 -- 10Q/A

TWO RIVERS WATER COMPANY AND SUBSIDIARIES
Condensed Consolidated Balance Sheets  (In Thousands)

	March 31, 2012 RESTATED (Unaudited)	December 31, 2011 RESTATED (Derived from Audit)
ASSETS:
Current Assets:
Cash and cash equivalents	$3,557	$777
Marketable securities, available for sale	93	137
Advances and accounts receivable	53	87
Farm product	44	43
Deposits and other current assets	51	20
Total Current Assets	3,798	1,064

Property, equipment and software, net	1,079	1,129

Other Assets
Debt issuance costs	597	663
Land	2,968	2,968
Water rights and infrastructure	28,786	28,786
Dam and water infrastructure construction in progress	1,291	848
Total Other Assets	33,642	33,265
TOTAL ASSETS	$38,519	$35,458

LIABILITIES & STOCKHOLDERS' EQUITY:
Current Liabilities:
Accounts payable	$632	$631
Current portion of notes payable	10,863	32
Accrued liabilities	390	495
Total Current Liabilities	11,885	1,158
Notes Payable - Long Term	5,504	12,104
Total Liabilities	17,389	13,262

Commitments & Contingencies (Notes 2, 3, 5, 6)

Stockholders' Equity:
Common stock, $0.001 par value, 100,000,000 shares authorized, 23,176,350 and 23,258,494 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively	23	23
Additional paid-in capital	41,685	39,847
Accumulated Comprehensive (Loss)	(96)	(51)
Accumulated (deficit)	(22,636)	(19,785)
Total Two Rivers Water Company Shareholders' Equity	18,976	20,034
Noncontrolling interest in subsidiary	2,154	2,162
Total Stockholders' Equity	21,130	22,196
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$38,519	$35,458

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

Two Rivers Water Company -- March 31, 2012 -- 10Q/A

TWO RIVERS WATER COMANY AND SUBSIDIARIES
Condensed Consolidated Statements of Operations  (In Thousands)
	Three months ended March 31,
	RESTATED 2012	2011
Revenue
Farm revenue	$-	$-
Water revenue	-	-
Member assessments	-	-
Other income	1	-
Total Revenue	1	-
Direct cost of revenue	-	-
Gross Margin (Loss)	1	-

Operating Expenses:
General and administrative	2,094	1,063
Depreciation	53	14
Total operating expenses	2,147	1,077
(Loss) from operations	(2,146)	(1,077)

Other income (expense)
Interest expense	(658)	(169)
Warrant expense	(55)	(188)
Other income (expense)	-	8
Total other income (expense)	(713)	(349)
Net (Loss) from continuing operations before taxes	(2,859)	(1,426)
Income tax (provision) benefit	-	-
Net (Loss) from continuing operations	(2,859)	(1,426)

Discontinued Operations (Note 1)
Loss from operations of discontinued real estate and mortgage business	-	(22)
Income tax (provision) benefit from discontinued operations	-	-
(Loss) on discontinued operations	-	(22)

Net (Loss)	(2,859)	(1,448)
Net loss (income) attributable to the noncontrolling interest (Note 2)	8	-
Net (Loss) attributable to Two Rivers Water Company	$(2,851)	$(1,448)

(Loss) Per Share - Basic and Dilutive:
(Loss) from continuing operations	$(0.12)	$(0.07)
(Loss) from discontinued operations	-	-
Total	$(0.12)	$(0.07)

Weighted Average Shares Outstanding:
Basic and Dilutive	23,217	20,783

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

Two Rivers Water Company -- March 31, 2012 -- 10Q/A

TWO RIVERS WATER COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (In Thousands)
	For the three months ended March 31,
	RESTATED 2012	2011
Cash Flows from Operating Activities:
Net (Loss)	$(2,859)	$(1,448)
Adjustments to reconcile net income or (loss) to net cash (used in) operating activities:
Depreciation (including discontinued operations)	53	14
Amortization of debt issuance costs and pre-paids	348	25
(Gain) Loss on extinguishment of notes payables	-	188
(Gain) Loss on sale of investments and assets held	-	(20)
Stock based compensation and warrant expense	1,000	498
Stock for services	-	107
Net change in operating assets and liabilities:
Decrease (increase) in advances & accounts receivable	3	14
(Increase) in farm product	(1)	(12)
(Increase) decrease in deposits, prepaid expenses and other assets	-	(159)
Decrease in long term mortgage	-	135
(Decrease) Increase in accounts payable	1	62
Increase (decrease) in accrued liabilities and other	131	4
Net Cash (Used in) Operating Activities	(1,324)	(592)

Cash Flows from Investing Activities:
Purchase of property, equipment and software	(3)	(371)
Purchase of land, water shares, infrastructure	-	(292)
Construction in Progress	(443)	-
Net Cash (Used in) Investing Activities	(446)	(663)

Cash Flows from Financing Activities:
Proceeds from issuance of convertible notes	-	1,975
Proceeds from issuance of bridge loans	3,994	-
Payment of offering costs	(45)	(219)
Payment on notes payable	(5)	(38)
Payment for settlement of note payable	-	(105)
Proceeds from long-term debt	606	-
Warrants exercised	-	50
Net Cash Provided by Financing Activities	4,550	1,663
Net Increase in Cash & Cash Equivalents	2,780	408
Beginning Cash & Cash Equivalents	777	645
Ending Cash & Cash Equivalents	$3,557	$1,053

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$474	$526
Cash received from income tax refunds	$-	$501
Conversion of note receivable for loan on land	$-	$295
Common stock issued for land and water share purchase	$-	$500
Stock issued for non-controlling interest in HCIC	$-	$11,379
Stock & warrants for debt issuance costs	$115	$-

The accompanying notes to condensed consolidated financial statements are an integral part of these statements

Two Rivers Water Company -- March 31, 2012 -- 10Q/A

TWO RIVERS WATER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2012 and March 31, 2011
 (Unaudited)
The following is the detail of the changes to the Company’s consolidated financial statements:

Consolidated Balance Sheet (in thousands)	March 31, 2012		March 31, 2012
	(Unaudited)	Change	RESTATED
ASSETS:
Current Assets:
Cash and cash equivalents	$3,557		$3,557
Marketable securities, available for sale	93		93
Advances and accounts receivable	53		53
Farm product	44		44
Deposits and other current assets	51		51
Total Current Assets	3,798		3,798

Property, equipment and software, net	1,079		1,079

Other Assets
Debt issuance costs	597		597
Land	2,968		2,968
Water rights and infrastructure	28,786		28,786
Dam and water infrastructure construction in progress	1,291		1,291
Total Other Assets	33,642		33,642
TOTAL ASSETS	$38,519	$-	$38,519

LIABILITIES & STOCKHOLDERS' EQUITY:
Current Liabilities:
Accounts payable	$632		$632
Current portion of notes payable	10,863		10,863
Accrued liabilities	390		390
Total Current Liabilities	11,885		11,885
Notes Payable - Long Term	6,830	(1,326)	5,504
Total Liabilities	18,715	(1,326)	17,389

Stockholders' Equity:
Common stock, $0.001 par value, 100,000,000 shares authorized, 23,176,350 and 23,258,494 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively	23		23
Additional paid-in capital	40,195	1,490	41,685
Accumulated Comprehensive (Loss)	(96)		(96)
Accumulated (deficit)	(22,472)	(164)	(22,636)
Total Two Rivers Water Company Shareholders' Equity	17,650	1,326	18,976
Noncontrolling interest in subsidiary	2,154	-	2,154
Total Stockholders' Equity	19,804	1,326	21,130
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$38,519	$-	$38,519

Two Rivers Water Company -- March 31, 2012 -- 10Q/A

Consolidated Statement of Operations (in thousands)
	Three months ended March 31,		RESTATED Three months ended March 31,
	2012	Change	2012
Revenue
Farm revenue	$-		$-
Water revenue	-		-
Member assessments	-		-
Other income	1		1
Total Revenue	1		1
Direct cost of revenue	-		-
Gross Margin (Loss)	1		1

Operating Expenses:
General and administrative	2,094		2,094
Depreciation	53		53
Total operating expenses	2,147		2,147
(Loss) from operations	(2,146)		(2,146)

Other income (expense)
Interest expense	(580)	(78)	(658)
Warrant expense	(55)	-	(55)
Other income (expense)	-	-	-
Total other income (expense)	(635)	(78)	(713)
Net (Loss) from continuing operations before taxes	(2,781)	(78)	(2,859)
Income tax (provision) benefit	-	-	-
Net (Loss) from continuing operations	(2,781)	(78)	(2,859)

Discontinued Operations (Note 1)
Loss from operations of discontinued real estate and mortgage business	-		-
Income tax (provision) benefit from discontinued operations	-		-
(Loss) on discontinued operations	-		-

Net (Loss)	(2,781)	(78)	(2,859)
Net loss (income) attributable to the noncontrolling interest (Note 2)	8	-	8
Net (Loss) attributable to Two Rivers Water Company	$(2,773)	$(78)	$(2,851)

(Loss) Per Share - Basic and Dilutive:
(Loss) from continuing operations	$(0.12)	-	$(0.12)
(Loss) from discontinued operations	-	-	-
Total	$(0.12)	-	$(0.12)

Weighted Average Shares Outstanding:
Basic and Dilutive	23,217	-	23,217

Two Rivers Water Company -- March 31, 2012 -- 10Q/A

Consolidated Statement of Cash Flows (in thousands)	For the three months ended March 31,
	2012	CHANGE	2012 RESTATED
Cash Flows from Operating Activities:
Net (Loss)	$(2,781)	$(78)	$(2,859)
Adjustments to reconcile net income or (loss) to net cash (used in) operating activities:
Depreciation (including discontinued operations)	53		53
Amortization of debt issuance costs and pre-paids	270	78	348
Stock based compensation and warrant expense	1,000		1,000
Net change in operating assets and liabilities:
Decrease (increase) in advances & accounts receivable	3		3
(Increase) in farm product	(1)		(1)
(Decrease) Increase in accounts payable	1		1
Increase (decrease) in accrued liabilities and other	131		131
Net Cash (Used in) Operating Activities	(1,324)	-	(1,324)

Cash Flows from Investing Activities:
Purchase of property, equipment and software	(3)		(3)
Purchase of land, water shares, infrastructure	-		-
Construction in Progress	(443)		(443)
Net Cash (Used in) Investing Activities	(446)		(446)

Cash Flows from Financing Activities:
Proceeds from issuance of bridge loans	3,994		3,994
Payment of offering costs	(45)		(45)
Payment on notes payable	(5)		(5)
Proceeds from long-term debt	606		606
Net Cash Provided by Financing Activities	4,550		4,550
Net Increase in Cash & Cash Equivalents	2,780		2,780

Beginning Cash & Cash Equivalents	777		777
Ending Cash & Cash Equivalents	$3,557	$-	$3,557

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$474		$474
Stock & warrants for debt issuance costs	$115		$115

Two Rivers Water Company -- March 31, 2012 -- 10Q/A

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

Two Rivers Water Company -- March 31, 2012 -- 10Q/A

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

Two Rivers Water Company -- March 31, 2012 -- 10Q/A

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

Two Rivers Water Company -- March 31, 2012 -- 10Q/A

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

Approximately 1,500 acres of irrigable farmland in the Butte Valley acquired by the Company in connection with the Orlando purchase (the “Lascar-Butte Acres”) is subject to a conditional right to a repurchase by the sellers.  The repurchase option is for $1.00 but is only effective on or after September 7, 2021 and only if the sellers have previously offered to purchase from the Company at least 2,500 SFE (single family equivalent) Taps, and tendered payment of a $6,500 Water Resource Fee per SFE Tap pursuant to an agreement.  Under that repurchase scenario, the Company would have already begun providing tap water service to the Lascar-Butte Acres and received a minimum of $16,250,000 in Water Resource Fees from sellers.  Also, the sellers of Orlando have the right after twenty years to repurchase Lascar-Butte Acres for $3,000,000.

Two Rivers Water Company -- March 31, 2012 -- 10Q/A

In 2011 and 2012, the Company made substantial improvements to the Lascar-Butte Acres to restore the farmable land and enhance the associated water rights.  These improvements include but are not limited to installing an irrigation system, rebuilding the outlet works and diversion structure at the Orlando Reservoir, rebuilding the Orlando Ditch, laser leveling the farm land, purchasing nearby land, making filings with the water courts to enhance the water rights, and planting sorghum for harvest.  These improvements will allow the Company to commence farming on the Lascar-Butte Acres in 2012 with a crop of sorghum.  Through December 31, 2011, the Company expended in excess of $1,269,000 in rebuilding and preparing the Lascar-Butte Acres for farming and developing the associated water rights.  The Company believes these substantial improvements satisfy certain obligations under, and terminate, an additional Seller’s option to re-purchase the Lascar-Butte Acres.   The seller had an option to repurchase the Lascar-Butte Acres by September 7, 2013, if the Company did not use its best efforts to complete substantial improvements to the Lascar-Butte Acres, or if the Company did not commence farming on Lascar-Butte Acres.

All of the Two Rivers’ reservoirs are used for irrigation in a similar manner to other reservoirs in the region, with the exception of Pueblo Reservoir which was also constructed for flood control.  Direct flow rights are generally senior to most storage rights but typically do not divert early in the spring when storage rights fill.  The Arkansas River basin below Pueblo Reservoir also operates a Winter Storage Program that re-allocates winter direct flow rights to storage in reservoirs from November 15 to March 15 each year.

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

Two Rivers Water Company -- March 31, 2012 -- 10Q/A

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Restatement

On July 25, 2012, the Company's management and the Audit Committee of its Board of Directors, after discussions with the Company's independent registered public accounting firm, concluded that the Company did not accurately use the guidance from ASC 470-20 (“Debt with Conversion and Other Options”) as it relates to the accounting of its Series B convertible debt issued in Fiscal Year 2011.  Previously the Company did not account for the beneficial conversion feature of the Series B debt.   For the year ended December 31, 2011, the beneficial conversion feature increased both the Company’s additional paid in capital account and the discount on the Series B note by $1,490,000, and increased interest expense by $86,000, thereby resulting in a necessary restatement of the Company’s Balance Sheet and Statement of Operations as of December 31, 2011.  The Company also reclassified its $76,000 purchase of the Company’s stock from Cash Flows from Investing Activities to Cash Flows from Financing Activities.  This change and reclassification between the Company’s debt and equity accounts required the Company to amend its March 31, 2012 10-Q filing, represented by this 10-Q/A filing.

The Company believes that the restatement reflects technical accounting adjustments only.  The Company believes that the restatement does not reflect any material economic impact on the Company, any trends in the Company's business or any current or prospective impact on the Company's results of operations.

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

Two Rivers Water Company -- March 31, 2012 -- 10Q/A

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

Two Rivers Water Company -- March 31, 2012 -- 10Q/A

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

Two Rivers Water Company -- March 31, 2012 -- 10Q/A

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

Two Rivers Water Company -- March 31, 2012 -- 10Q/A

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

Two Rivers Water Company -- March 31, 2012 -- 10Q/A

The one-third of crop profit will be recognized as an interest expense upon the sale of the crop.  The crop profit is defined as crop revenue less the direct cost of growing and cultivating the crop.  Direct costs includes all cost to prepare for planting, planting, caring for the crops planted, harvesting and delivering the crop to market. Further, the crop profit is only from the 500 acres of farmland that secures the Series A debt.

In June 2011, the Company offered a $6,000,000 Series B convertible debt offering.  This offering was closed at the end of August 2011 having raised $5,332,000.  This offering financed the land, water rights, and irrigation for F-2.  The terms of this debt is interest at 6% per annum and 10% of the net-crop revenue of production of farm product from land owned by F-2.  Net-crop revenue is defined as the gross selling price of the crops less basis.  Basis is the difference between the futures price for a commodity and the local cash price offered by grain buyers.  It reflects the cost of marketing grain from one point of sale to another point of sale.  The 10% net-crop revenue share is paid on the crops that are produced on the approximately 1,200 acres of farmland that secures the Series B debt.

The Note holders have the right to convert debt into Company common stock at $2.50/share.  The notes are due June 30, 2014.

In conjunction with the Series B, the Company issued 2,132,800 warrants to the debt holders that can be converted into the Company shares at $2.50 through December 31, 2012.  The Company also issued 171,000 warrants (convertible at $2.50/share) to three broker-dealers with an expiration of September 30, 2014.  The fair value of the warrants issued was computed at $1,675,000 for the debt holder warrants. This amount was recorded as a discount on the note and is amortized over the life of the note to interest expense utilizing the effective-interest method.  There is an additional $149,000 for the broker dealer warrants, which is amortized over the warrants and recognized as interest expense.

The Company also recorded a beneficial conversion amount with Series B.  After accounting for the fair value of the warrants at $0.7854/share, the adjusted Series B conversion is $1.7146/share.  Taking into account the various closing dates of the Series B and the respective stock price of our common stock at each closing, the value of the beneficial conversion is $1,490,000.  This amount was recorded as a discount on the note and is amortized over the life of the note to interest expense utilizing the effective-interest method.  The Company estimated the effective interest rate to be 46% per annum.

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

Two Rivers Water Company -- March 31, 2012 -- 10Q/A

Below is a summary of the Company’s debt:

Note	Mar 31, 2012 principal balance	Mar 31, 2012 accrued interest	Interest rate	Security
Mutual Ditch seller carry back	$7,403,000	$-	6%	Shares in the Mutual Ditch Company
Orlando purchase	187,000	3,500	7%	188 acres of land
Convertible debt Series A	2,000,000	85,500	6%	F-1 assets
Convertible debt Series B	5,332,000	160,000	6%	F-2 assets
Bridge Loan	3,994,000	-	12%	unsecured
CWCB	606,000	-	2.50%	Various water and land assets
Equipment loans	128,000	-	5 – 8%	Specific equipment
Total	$19,650,000	$249,000
Less: Current portion	(10,863,000)
Less: Unamortized cost of Bridge Loan	(564,000)
Less: Unamortized placement cost of Series B	(2,719,000)
Long-term portion	$5,504,000

NOTE 4 – INFORMATION ON BUSINESS SEGMENTS

We organize our business segments based on the nature of the products and services offered. We focus on the Water and Farming Business with Two Rivers Water Company as the Parent company.  Therefore, we report our segments by these lines of businesses: Farms and Water.  Farms contain all of our Farming Business (Farms, F-1, F-2).  Water contains our Water Business (Mutual Ditch Company and Orlando). Our Parent category is not a separate reportable operating segment.  Segment allocations may differ from those on the face of the income statement.

In the following tables of financial data, the total of the operating results of these business segments is reconciled, as appropriate, to the corresponding consolidated amount.  There are some corporate expenses that were not allocated to the business segments, and these expenses are contained in the “Total Operating Expenses” under Parent.

Two Rivers Water Company -- March 31, 2012 -- 10Q/A

Operating results for each of the segments of the Company are as follows (in thousands):

	For the three months ended March 31, 2012					For the three months ended March 31, 2011
	Parent	Farms	Water	Discontinued Operations	Total	Parent	Farms	Water	Discontinued Operations	Total
Revenue
Assessments	$-	-		-	-	$-	-	-	-	-
Farm revenue	-	-	-	-	-	-	-	-	-	-
Water revenue	-	-	-	-	-	-	-	-	-	-
Other & misc.	-	-	1	-	1	-	-	-	-	-
	-	-	1	-	1	-	-	-	-	-
Less: direct cost of revenue	-		-	-	-	-	-	-	-	-
Gross Margin	-	-	1	-	1	-	-	-	-	-
Total Operating Expenses	1,614	199	334	-	2,147	(905)	(115)	(57)	-	(1,077)
Total Other Expense	371	231	111	-	635	7	(36)	(320)	-	(349)
Net (Loss) Income from continuing operations before income taxes	(1,985)	(430)	(444)	-	(2,859)	(898)	(151)	(377)	-	(1,426)
Income Taxes (Expense)/Credit	-	-	-	-	-	-	-	-	-	-

Net Income (Loss) from continuing operations	(1,985)	(430)	(444)	-	(2,859)	(898)	(151)	(377)	-	(1,426)
Discontinued operations:
(Loss) from operations of discontinued real estate and mortgage business	-	-	-		-	-	-	-	(22)	(22)
Income tax benefit	-	-	-	-	-	-	-	-	-	-
Loss on discontinued operations	-	-	-	-	-	-	-	-	(22)	(22)
Non-controlling interest	-	-	8	-	8	-	-	-	-	-
Net (Loss) Income	$(1,985)	(430)	(436)	-	(2,851)	$(898)	(151)	(377)	(22)	(1,448)
Segment assets	$4,302	7,090	27,127	-	38,519	$1,495	606	29,348	42	31,491

Two Rivers Water Company -- March 31, 2012 -- 10Q/A

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

Two Rivers Water Company -- March 31, 2012 -- 10Q/A

Under the 2005 Plan, we have the following options issued:

Optionee	Company Relationship	Shares	Date of Grant	Vesting Date	Performance Requirement	Expiration Date	Exercise Price	Exercised to Date
Howard Farkas	Former Director	1,023,200	Jul 2006	Jul 2006	Satisfied	Jul 2016	$ 1.25	-
Employees	Employee	40,000	Apr 2011	(1)	(2)	Apr 2021	$ 3.00	-
Wallick Associates	Consultant	477,999	Apr 2011	Apr 2011	(3)	Apr 2021	$ 1.25	-
		1,541,199
Exercisable March 31, 2012		1,501,199
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

Two Rivers Water Company -- March 31, 2012 -- 10Q/A

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

Two Rivers Water Company -- March 31, 2012 -- 10Q/A

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

Two Rivers Water Company -- March 31, 2012 -- 10Q/A

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

Two Rivers Water Company -- March 31, 2012 -- 10Q/A

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

For continuing operations, during the three months ended March 31, 2012 and 2011, we recognized a net loss of $2,859,000 and $1,426,000, respectively.  The increased loss of $1,433,000 is due primarily to an increase of stock based compensation expense and our rapid expansion of the Farming Business and Water Business.

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

At the present time the Company has no available line or letters of credit.

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

Two Rivers Water Company -- March 31, 2012 -- 10Q/A

During the three months ended March 31, 2011 we completed our convertible debt offering of $1,975,000, retired selected debt and had $50,000 in warrant exercises.

CRITICAL ACCOUNTING POLICIES

Two Rivers Water Company has identified the policies below as critical to the Company’s  business operations and the understanding of the Company’s results from operations.  The impact and any associated risks related to these policies on the Company’s business operations is discussed throughout Management’s Discussion and Analysis of Financial Conditions and Results of Operations where such policies affect the Company’s reported and expected financial results.  For a detailed discussion on the application of these and other accounting policies, see Note 2 in the Notes to the Consolidated Financial Statements beginning on page 2  of this document.  Note that the Company’s preparation of this document requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of The Company’s financial statements, and the reported amounts of revenue and expenses during the reporting period.  There can be no assurance that actual results will not differ from those estimates.

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

Two Rivers Water Company -- March 31, 2012 -- 10Q/A

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

ITEM 4.  CONTROLS AND PROCEDURES

We are required to maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.  Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management’s control objectives.

Disclosure Controls and Procedures

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

Two Rivers Water Company -- March 31, 2012 -- 10Q/A

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation,  with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO” who is also the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure  controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report.  Based on that evaluation, and taking the matters described below into account, the Company’s CEO and CFO have concluded that our disclosure controls and procedures were not effective during reporting period ended December 31, 2011.

On July 24, 2012, management concluded, after consultation with the Audit Committee and external auditors that the Company had not properly accounted for a beneficial conversion feature on its Series B Convertible debentures since August 2011.  This error had a material effect on our previously issued consolidated financial statements for the year ended December 31, 2011 and the quarters ended September 30, 2011 and March 31, 2012, which is requiring us to restate the financial statements for such periods.

In conjunction with the matter described above, management has re-evaluated its previously provided assessments as of September 30, 2011, December 31, 2011, and March 31, 2012 regarding the effectiveness of the Company’s disclosure controls and procedures and determined that as of these periods, the disclosure controls and procedures were properly designed to detect a material misstatement of its financial statements from occurring in the future.  However, due to a misinterpretation of an accounting standard on beneficial conversion features, the filings and disclosures made on the financial statements representing September 30, 2011, December 31, 2011 and March 31, 2012, the disclosure control was not effective.

Internal Controls over Financial Reporting

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

Two Rivers Water Company -- March 31, 2012 -- 10Q/A

Management’s assessment of the effectiveness of the small business issuer’s internal control over financial reporting as of the year ended December 31, 2011 is that we believe that internal control over financial reporting has been effective.

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

There were no changes in our internal control over financial reporting during the year ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management has re-evaluated the operational effectiveness of our internal controls over financial reporting and with the reviews being provided by our external resource, and management believes that the accounting interpretation, described in this section above that led to the error in application of the complex accounting for beneficial conversion of convertible debt has been fully remediated, and further that the Company’s internal controls over financial reporting were fully effective as of December 31, 2011.

We will continue to monitor the effectiveness of our internal control over financial reporting in the areas affected by the facts described above and employ any additional tools and resources deemed necessary to ensure that our financial statements are fairly stated in all material respects.

Two Rivers Water Company -- March 31, 2012 -- 10Q/A

PART II.  OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

There has been no significant change from the filing of our December 31, 2011 Annual Report on Form 10K.

ITEM 1A.    RISK FACTORS

Not applicable to Smaller Reporting Issuers.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the period of January 1, 2012 through March 31, 2012 the Company had the following common stock transactions:
•	In January, 2012 we issued 50,000 shares of our common stock in exchange for Board of Director services to the independent members of the Board for their service in 2011.
•	In January, 2012 we issued 125,000 shares represented by the conversion of 250,000 options under the 2005 Plan to 125,000 RSU shares under the 2011 Plan.
•	In January, 2012 100,000 shares of the total grant of 700,000 shares were issued pursuant to the CFO’s employment agreement and to the 2011 Plan.
•	In January, 2012, pursuant to the 2011 Plan, 200,000 shares of the total grant of 400,000 shares were issued to a former member of the Board of Directors.
•	In February, 2012 we issued 83,330 shares to a key vendor, as partial payment for services performed.
•	As required by the terms of the Bridge Loan, in March, 2012 we issued 400,000 shares to our Bridge Loan lenders.
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

Two Rivers Water Company -- March 31, 2012 -- 10Q/A

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

NONE

ITEM 4.   MINE SAFETY DISCLOSURES

NOT APPLICABLE

ITEM 5.   OTHER INFORMATION

NONE

ITEM 6.   EXHIBITS

The following is a complete list of exhibits filed as part of this Form 10Q/A. Exhibit number corresponds to the numbers in the Exhibit table of Item 601 of Regulation S-K.

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

Two Rivers Water Company -- March 31, 2012 -- 10Q/A

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

Two Rivers Water Company -- March 31, 2012 -- 10Q/A