Form 10-Q/A
period 2012-06-30
TWO RIVERS WATER Co
filed 2012-08-24
CIK 1302946

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

Two Rivers Water Company
Explanatory Note

The purpose of the Form 10–Q/A to Two Rivers Water Company’s quarterly report of Form 10–Q for the quarter ended June 30, 2012, filed with the Securities and Exchange Commission on August 14, 2012 (the “Form 10–Q”), is solely to furnish Exhibit 101 to the Form 10–Q in accordance with Rule 405 of Regulation S–T.

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

Two Rivers Water Company -- June 30, 2012 -- 10Q/A

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

Two Rivers Water Company -- June 30, 2012 -- 10Q/A

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

Two Rivers Water Company -- June 30, 2012 -- 10Q/A

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

Two Rivers Water Company -- June 30, 2012 -- 10Q/A

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

Two Rivers Water Company -- June 30, 2012 -- 10Q/A

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

Two Rivers Water Company -- June 30, 2012 -- 10Q/A

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

Two Rivers Water Company -- June 30, 2012 -- 10Q/A

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

Two Rivers Water Company -- June 30, 2012 -- 10Q/A

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

Two Rivers Water Company -- June 30, 2012 -- 10Q/A

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

Two Rivers Water Company -- June 30, 2012 -- 10Q/A

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

Two Rivers Water Company -- June 30, 2012 -- 10Q/A

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

Two Rivers Water Company -- June 30, 2012 -- 10Q/A

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

Two Rivers Water Company -- June 30, 2012 -- 10Q/A

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

Two Rivers Water Company -- June 30, 2012 -- 10Q/A

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

Two Rivers Water Company -- June 30, 2012 -- 10Q/A

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

Two Rivers Water Company -- June 30, 2012 -- 10Q/A

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

Two Rivers Water Company -- June 30, 2012 -- 10Q/A

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

Two Rivers Water Company -- June 30, 2012 -- 10Q/A

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

Two Rivers Water Company -- June 30, 2012 -- 10Q/A

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

Two Rivers Water Company -- June 30, 2012 -- 10Q/A

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

Two Rivers Water Company -- June 30, 2012 -- 10Q/A

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

Two Rivers Water Company -- June 30, 2012 -- 10Q/A

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

Two Rivers Water Company -- June 30, 2012 -- 10Q/A

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

Two Rivers Water Company -- June 30, 2012 -- 10Q/A

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

Two Rivers Water Company -- June 30, 2012 -- 10Q/A

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

Two Rivers Water Company -- June 30, 2012 -- 10Q/A

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

Two Rivers Water Company -- June 30, 2012 -- 10Q/A

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

Two Rivers Water Company -- June 30, 2012 -- 10Q/A

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

Two Rivers Water Company -- June 30, 2012 -- 10Q/A

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

Two Rivers Water Company -- June 30, 2012 -- 10Q/A

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

Two Rivers Water Company -- June 30, 2012 -- 10Q/A

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

Two Rivers Water Company -- June 30, 2012 -- 10Q/A

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

Two Rivers Water Company -- June 30, 2012 -- 10Q/A