Form 10-K/A
period 2011-12-31
TWO RIVERS WATER Co
filed 2012-08-29
CIK 1302946

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

EXPLANATORY NOTE

This Form 10-K/A (the “Amendment”) amends our Form 10-K for the period ended December 31, 2011, which was filed with the Securities and Exchange Commission on March 8, 2012 (the “Original Filing”).  We are filing this Form 10-K/A to enhance disclosures and Part IV, Item 15, Financials.

Specifically, during a review by the United States Securities Exchange Commission (SEC), the SEC recommended enhanced disclosure. , The Company will use guidance from ASC 470-20 as it relates to its Series B convertible debt.  Previously the Company did not account for the beneficial conversion feature of the Series B debt.   The beneficial conversion feature increased the Company’s paid in capital and increased the discount on the Series B note by $1,490,000.  The Company also reclassified its $76,000 purchase of the Company’s stock from Cash Flows from Investing Activities to Cash Flows from Financing Activities.

This Amendment does not reflect events occurring after the Original Filing except as noted above. Except for the foregoing amended information, this Form 10-K/A continues to speak as of the date of the Original Filing and the Company has not otherwise updated disclosures contained therein or herein to reflect events that occurred at a later date.

Two Rivers Water Company -- 2011 Annual Report and 10K/A

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

Two Rivers Water Company -- 2011 Annual Report and 10K/A

Two Rivers Water Company -- 2011 Annual Report and 10K/A

v

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

Two Rivers Water Company -- 2011 Annual Report and 10K/A

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

Two Rivers Water Company2011 Annual Report and 10K/A Page

Two Rivers Water Company -- 2011 Annual Report and 10K/A

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

Two Rivers Water Company -- 2011 Annual Report and 10K/A

The 15,000 acre-feet average is based on a 50+ year period of record and also relies on historic studies of these rights by a variety of engineers at various times.  It is common practice within the water industry in Colorado to use long periods of time to create reliable averages of water flow.  The Company believes that using averages relating to only recent years can be misleading.  If one of those years was particularly dry or wet, it would skew the averages.  For example, in four out of the last ten years, there has been an extreme drought in the Western United States and in the Arkansas River watershed, our area of operations.  Due to this drought condition, our flow  averages for the most recent ten, five and three fiscal years are 8,200 AF, 10,500 AF and 10,400 AF, respectfully.  A similar request for the same averages for the decade beginning in 1980 would be about approximately 15,900 AF, 18,500 AF and 17,200 AF.
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

Two Rivers Water Company -- 2011 Annual Report and 10K/A

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

Two Rivers Water Company -- 2011 Annual Report and 10K/A

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

Two Rivers Water Company -- 2011 Annual Report and 10K/A

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

Recognizing the need for additional water sources along the Front Range, the Colorado Water Conservation Board (“CWCB”) published its 2050 Municipal and Industrial Gap Analysis in 2011. This report estimates that the Arkansas and South Platte basins (essentially the Front Range) have a combined projected by 2050 the average annual supply shortage of 130,000 acre-feet of water (Colorado Water Conservation Board, 2011, p. table 2.2). The difficulty and expense of incremental trans-mountain diversions coupled with the unsustainability of groundwater mining and agricultural-to-urban transfers—as documented by the CWCB—motivates Front Range water purveyors to address the projected gap and to identify and develop inherently scarce renewable sources of water.

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

The Arkansas River Basin Roundtable has only a few IPPs to meet the municipal water supply gap identified in its basin. The most significant of the Arkansas Basin IPPs is the Southern Delivery System (SDS), an $800 million, 62-mile water supply pipeline and associated pumping plants currently under construction by a consortium of four regional water purveyors including Colorado Springs. These purveyors will use a portion of the capacity in the SDS to transport water made available to each of them under their respective contracts with the United States Bureau of Reclamation (USBR).  (U.S. Department of the Interior Bureau of Reclamation, 2005, p.1)  The SDS connects USBR’s Pueblo Reservoir on the Arkansas River, the point of delivery under the USBR contracts, with the purveyors’ service areas. (Colorado Springs Utilities, 2009)

Two Rivers Water Company -- 2011 Annual Report and 10K/A

In order to address a portion of the identified gap between forecast supply and demand within the Arkansas Basin and to provide a substitute source of water for Front Range communities that are too reliant on depleted groundwater aquifers, the design and planning for the SDS anticipate that other water purveyors will subscribe for pipeline capacity to transport renewable water supplies to their service areas.  (Recommended Terms and Conditions and Mitigation of Project Impacts, Southern Delivery System 1041 Application, March 18, 2009)

The Company has commenced discussions with some of these purveyors to determine whether the Company’s water storage and management assets can be integrated with other water resources to meet a portion of the identified gap between forecast supply and demand along the Front Range.  In order to facilitate such collaborative regional water resource planning, in late 2011, the Company filed a water court case seeking authorization for routine exchanges of water between the Company’s storage facilities in the Huerfano/Cucharas watershed and the main stem of the Arkansas River.  Through such exchanges, the water management infrastructure developed for and dedicated to the Company’s Farming Business could also support management of the urban water districts’ demand by delivering water to the SDS for transport to such districts’ service areas.  In February of 2012, the Office of the State Engineer administratively approved such exchanges as part of the Company’s substitute water supply plan (SWSP).  The SWSP is expected to remain in effect until the water court adjudicates the Company’s case.  Although no water management agreement has yet been reached, the Company believes that, based on the identified demand for renewable water supplies and the availability of conveyance capacity in the SDS, we will be able to negotiate mutually satisfactory water management contracts with one or more of these purveyors.

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

Two Rivers Water Company -- 2011 Annual Report and 10K/A

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

Table 1 – Surface rights owned by the Company
Structure	Elevation	Priority No.	Appropriation Date	Consumptive Use	Decreed Amount
Butte Valley Ditch	5,909 ft	1	5/15/1862	360 A.F.	1.2 cfs
Butte Valley Ditch		9	5/15/1865		1.8 cfs
Butte Valley Ditch		86	5/15/1886		3.0 cfs
Butte Valley Ditch		111	5/15/1886		3.0 cfs
Robert Rice Ditch	5,725 ft	19	3/01/1867	131 A.F.	3.0 cfs
Huerfano Valley Ditch	4,894 ft	120	2/2/1888	2,891 A.F.	42.0 cfs
Huerfano Valley Ditch		342	5/1/1905		18.0 cfs

Table 2 – Storage rights owned by the Company
Structure	Elevation	Priority No.	Appropriation Date	Consump-tive Use	Decreed Amount (A.F.)	Operable Storage (A.F.)
Huerfano Valley Reservoir	4,702 ft	6	2/2/1888	1,424 A.F.	2,017	1,000
Cucharas Valley Reservoir	5,570 ft	66	3/14/1906	3,055 A.F.	31,956.	10,000
Cucharas Valley Reservoir*	5,705 ft	66c	3/14/1906		34,404
Bradford Reservoir	5,850 ft	64.5	12/15/1905	-	6,000	-
Orlando Reservoir # 2	5,911 ft	349	12/14/1905	1,800 A.F.	3,110	2,400
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

The Division of Water Resources administers the water rights of the Arkansas River basin on a daily basis. The Arkansas Daily report is posted on a webpage and shows the “call” with respect to seniority. On each tributary, DWR has full-time and seasonal personnel who monitor the flow in the river and allocate the water to individual water rights based on seniority. Our farmers are in regular contact with the local water commissioner and our resource manager stays in touch with the senior staff members or DWR.

Two Rivers Water Company -- 2011 Annual Report and 10K/A

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

Two Rivers Water Company -- 2011 Annual Report and 10K/A

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

Two Rivers Water Company -- 2011 Annual Report and 10K/A

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

Two Rivers Water Company -- 2011 Annual Report and 10K/A

Beginning in 2009, the Company systematically acquired shares in the Mutual Ditch Company and, as of December 31, 2010, had acquired 91% of the shares, which it continues to own.   The shares were acquired from willing sellers in a series of arm’s length, negotiated transactions for cash and the Company’s common shares.  As the controlling shareholder, the Company currently operates the Mutual Ditch Company and has undertaken a long-term program to refurbish and restore the historic water management facilities.  Based on management’s estimate of value, which included management’s consideration of an independent appraisal , we determined that the Company’s interest in the historic Mutual Ditch Company had a book value, measured through fair value accounting, of $24,196,000, on December 31, 2011.  The Mutual Ditch Company assets, liabilities and results are consolidated in the Company’s financial statements.

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

In 2011 and 2012, the Company made substantial improvements to the Lascar-Butte Acres to restore the farmable land and enhance the associated water rights.  These improvements include but are not limited to installing an irrigation system, rebuilding the outlet works and diversion structure at the Orlando Reservoir, rebuilding the Orlando Ditch, laser leveling the farm land, purchasing nearby land, making filings with the water courts to enhance the water rights, and planting sorghum for harvest.  These improvements will allow the Company to commence farming on the Lascar-Butte Acres in 2012 with a crop of sorghum.  Through December 31, 2011, the Company expended in excess of $1,269,000 in rebuilding and preparing the Lascar-Butte Acres for farming and developing the associated water rights.  The Company believes these substantial improvements satisfy certain obligations under, and terminate, an additional Seller’s option to re-purchase the Lascar-Butte Acres.  The seller had an option to repurchase the Lascar-Butte Acres by September 7, 2013, if the Company did not use its best efforts to complete substantial improvements to the Lascar-Butte Acres, or if the Company did not commence farming on Lascar-Butte Acres.”

Two Rivers Water Company -- 2011 Annual Report and 10K/A

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

Two Rivers Water Company -- 2011 Annual Report and 10K/A

Available Information

The Company’s common stock is traded on the Over the Counter Market under the symbol “TURV.”  Our Annual Report on Form 10-K, as well as our quarterly reports on Form 10-Q and current  reports on Form 8-K are required to be filed with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, as amended, and they can be found on the Edgar database at www.sec.gov.  In addition, our SEC reports are available free of charge from the Company upon written request to Wayne Harding, CFO, Two Rivers Water Company, Tower 1 Suite 3100, 2000 South Colorado Blvd., Denver CO  80222, or you may retrieve investor information by going to the Company’s website at www.2riverswater.com.

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

Our officers and directors have a fiduciary duty of loyalty to disclose to the Company any business opportunities related to our businesses which come to their attention in their capacities as an officer and/or director.  Excluded from this duty, however, would be opportunities which a director learns about through his involvement as an officer or director of another company.  (See "Conflicts of Interest" at page 51.)

Certain conflicts of interest may exist between the Company and our Officers and Directors.  Our Directors have other business interests to which they devote their attention and may be expected to continue to do so  As a result, conflicts of interest may arise that can be resolved only through exercise of such judgment as is consistent with fiduciary duties to the Company.  See “Directors, Executive Officers, Promoters and Control Person and Corporate Governance; Compliance with Section 16(a) of the Exchange Act” (page 41 and "Conflicts of Interest" (page 51).

Two Rivers Water Company -- 2011 Annual Report and 10K/A

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

Two Rivers Water Company -- 2011 Annual Report and 10K/A

In 2011, we hired internal control consultants, and together we have analyzed and documented our processes for all business units and the establishment of formal policies and procedures with necessary segregation of duties.  Based on these controls, management believes there is proper internal control over financial reporting as of December 31, 2011.  See the “Controls and Procedures” section on page 39.

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

Two Rivers Water Company -- 2011 Annual Report and 10K/A

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

Two Rivers Water Company -- 2011 Annual Report and 10K/A

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

In 2011, due to an extensive drought in our farming area, we did not produce a crop.

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

Two Rivers Water Company -- 2011 Annual Report and 10K/A

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

Two Rivers Water Company -- 2011 Annual Report and 10K/A

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

Two Rivers Water Company -- 2011 Annual Report and 10K/A

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

Item 1B.   UNRESOLVED STAFF COMMENTS

None

Two Rivers Water Company -- 2011 Annual Report and 10K/A

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

Two Rivers Water Company -- 2011 Annual Report and 10K/A

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
Two Rivers Water Company -- 2011 Annual Report and 10K/A

Two Rivers Water Company -- 2011 Annual Report and 10K/A

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

ITEM 4.   MINE SAFETY DISCLOSURES

Not Applicable

Two Rivers Water Company -- 2011 Annual Report and 10K/A

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

Two Rivers Water Company -- 2011 Annual Report and 10K/A

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

Two Rivers Water Company -- 2011 Annual Report and 10K/A

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

Two Rivers Water Company -- 2011 Annual Report and 10K/A

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

Two Rivers Water Company -- 2011 Annual Report and 10K/A

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

Two Rivers Water Company -- 2011 Annual Report and 10K/A

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

Two Rivers Water Company -- 2011 Annual Report and 10K/A

Results of Operations

For the Year Ended December 31, 2011 Compared to the Year Ended December 31, 2010

Our Consolidated Operations

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

During the year ended December 31, 2011, other income/(expenses) were $625,000 compared to $(909,000) for the year ended December 31, 2010.  The increase in other income of $1,534,000 was due to the recognition of a gain from a bargain purchase recognized in 2011 from our Orlando acquisition amounting to $1,736,000.

These figures produced a loss from continuing operations of $6,015,000 for the year ended December 31, 2011 compared to a loss from operations of $8,516,000 for the year ended December 31, 2010.

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

During the year ended December 31, 2011, we recognized a net loss from both continuing and discontinued operations of $6,198,000 compared to a net loss of $9,466,000 during the year ended December 31, 2010.  The resulting decreased loss of $3,268,000 was primarily the result of a decrease in stock based compensation expenses of $2,163,000 and the recognition of the gain from a bargain purchase of $1,736,000, offset by additional interest expense of $544,000.

Two Rivers Water Company -- 2011 Annual Report and 10K/A

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

Cash flows used by our investing activities for the year ended December 31, 2011, were $2,539,000 compared to $5,964,000 used for the year ended December 31, 2010.

In the year ended December 31, 2011 we used $1,064,000 to purchase land, water shares and infrastructure, $947,000 to purchase property and equipment, $359,000 for dam rehabilitation, , and a net expenditure of $169,000 to purchase short-term investments.

In the year ended December 31, 2010, we used $2,583,000 from the sale of our Boston real estate, and other assets held for sale to fund our Farming Business and Water Business, which included $8,012,000 for the purchase of land and water shares and $326,000 for engineering work for the reconstruction of the Orlando Reservoir outlet works.

Net cash produced in financing activities was $5,883,000 for the year ended December 31, 2011 compared to a production of cash of $8,198,000 for the year ended December 31, 2010.

Two Rivers Water Company -- 2011 Annual Report and 10K/A

During 2011 we issued $6,668,000 (net of offering costs of $664,000) in convertible debt, retired $1,322,000 in debt, used $76,000 to retire our common stock, and received $613,000 from the exercise of warrants and options.

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

CRITICAL ACCOUNTING POLICIES

The Company has identified the policies below as critical to our business operations and the understanding of the Company’s results from operations.  The impact and any associated risks related to these policies on the Company’s business operations is discussed throughout Management’s Discussion and Analysis of Financial Conditions and Results of Operations where such policies affect the Company’s reported and expected financial results.  For a detailed discussion on the application of these and other accounting policies, see Note 2 in the Notes to the Consolidated Financial Statements beginning on page 73 of this document.  Note that the Company’s preparation of this document requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period.  There can be no assurance that actual results will not differ from those estimates.

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

Two Rivers Water Company -- 2011 Annual Report and 10K/A

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

Nonrecurring Fair Value Measurements

Business Acquisitions

Acquisition of the Mutual Ditch Company.  During the quarter ended March 31, 2010, the Company acquired a majority share of the Mutual Ditch Company.  In order to value the acquired assets and liabilities, the Company considered  an appraisal that was performed by an engineering company and also other factors such as replacement costs adjusted for the actual condition of the Mutual Ditch Company’s assets.  In arriving at a value, the Company used Level 2 inputs whereby the water rights were valued using comparable prices in markets that are not active.  The infrastructure of the Mutual Ditch Company, including water storage, ditches and diversion points, was valued at replacement cost less physical obsolescence and deterioration.  The value of the Mutual Ditch Company as of March 2, 2010 was estimated to be $24,196,000.

Acquisition of the Orlando.  During 2011, in a series of step transactions, the Company acquired the Orlando.  In order to arrive at fair value, the Company considered an appraisal performed by a water research company of the Orlando along with other factors such as replacement costs adjusted for the actual condition of Orlando’s assets.  Therefore, the  Company used Level 2 inputs whereby the water rights were valued using comparable prices in markets that are not active. The land and associated water assets were valued at a projected discounted cash flow method using crop production and related expenses.  The value of the Orlando was estimated to be $5,195,000. (See also Note 1, Orlando)

Valuation of land and water rights

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

Two Rivers Water Company -- 2011 Annual Report and 10K/A

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

Two Rivers Water Company -- 2011 Annual Report and 10K/A

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

Two Rivers Water Company -- 2011 Annual Report and 10K/A

Contractual Obligations

The Company has the following contractual obligations:

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt obligations	$15,055,700	$32,000	$14,993,700	$30,000	-

Schedule of principal & Interest payments due by year :
		Interest Due
Year Ending December 31,	Principal Due	HCIC	Orlando	Conv. Debt A (1)	Conv. Debt B (2)	Equip. Loans	Total Interest Due
2012	$32,200	444,000		86,000	160,000	8,000	$698,000
2013	$14,953,500	111,000	16,000	100,000	529,000	6,000	$762,00
2015	$29,800						$2,000
2016	$7,100						-
Total	$15,055,700
(1) Convertible debt A also pays to the holder 1/3 of the crop profit produced from the farmland securing the convertible A debt holders, which is 500 acres.
(2) Convertible debt B also pays to the holder 10% of the crop revenues produced from the farmland securing the convertible B debt holders which is approximately 1,500 acres.
(3) The above table assumes that all payments are made when due and there is no early prepayment on the notes and there are no conversion into our commons shares.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Reports of the Independent Registered Accounting Firms appears on Page 55 and the Consolidated Financial Statements and Notes to Consolidated Financial Statements appearing at Pages 63 through 93 hereof are incorporated herein by reference.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Schumacher and Associates, Inc., (“Schumacher”) the independent registered public accountant for Two Rivers Water Company, was dismissed as the Company’s independent registered public accountant on April 7, 2011.

Two Rivers Water Company -- 2011 Annual Report and 10K/A

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

Two Rivers Water Company -- 2011 Annual Report and 10K/A

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

Two Rivers Water Company -- 2011 Annual Report and 10K/A

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

Two Rivers Water Company -- 2011 Annual Report and 10K/A

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

Two Rivers Water Company -- 2011 Annual Report and 10K/A

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

Two Rivers Water Company -- 2011 Annual Report and 10K/A

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

Two Rivers Water Company -- 2011 Annual Report and 10K/A

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

Two Rivers Water Company -- 2011 Annual Report and 10K/A

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

Two Rivers Water Company -- 2011 Annual Report and 10K/A

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

Two Rivers Water Company -- 2011 Annual Report and 10K/A

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

Two Rivers Water Company -- 2011 Annual Report and 10K/A

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

(1) During the year ended December 31, 2010, Mr. McKowen received compensation as set forth in the Executive Compensation Table on page 45.
(2) During the year ended December 31, 2010, Mr. Barber received compensation as set forth in the Executive Compensation Table on page 45.
(3) During the year ended December 31, 2010, Mr. Stroh also received compensation as set forth in the Executive Compensation Table on page 45.
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

Two Rivers Water Company -- 2011 Annual Report and 10K/A

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

On August 26, 2011, the Company's board of directors adopted the Two Rivers 2011 Long-Term Stock Plan (the “2011 Plan”).  This plan was adopted by the Company’s shareholders at the November 7, 2011 shareholder meeting.  The 2011 Plan Pursuant allows the board to grant stock incentives to the Company’s executives and for the Company’s CEO to grant stock incentives to non-executive employees and vendors/consultants for a combined maximum of 10,000,000 shares of Two Rivers’ common stock.  As of December 31, 2011, an aggregate of RSUs representing 4,115,474 shares of common stock were issued and outstanding.

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

Two Rivers Water Company -- 2011 Annual Report and 10K/A

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

Two Rivers Water Company -- 2011 Annual Report and 10K/A

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

Two Rivers Water Company -- 2011 Annual Report and 10K/A

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

Two Rivers Water Company -- 2011 Annual Report and 10K/A

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following is a complete list of exhibits filed as part of this Form 10-K. Exhibit number corresponds to the numbers in the Exhibit table of Item 601 of Regulation S-K.

Number	Description

10.1	Bridge Loan Note	*
10.2	Orlando purchase agreement	Filed Herewith
10.3	Orlando modified purchase agreement	Filed Herewith
10.4	Orlando first amendment to the master agreement	Filed Herewith
10.5	Orlando second amendment to the master agreement	Filed Herewith
21.1	List of Subsidiaries of Two Rivers Water Company	*
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act	*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act	*
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act	*
32.2	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act	*

* Previously filed with the 2011 10K on March 8, 2012.

Two Rivers Water Company -- 2011 Annual Report and 10K/A

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 8, 2012	Two Rivers Water Company

By:	/s/John McKowen
John McKowen, Chief Executive Officer and Chairman of the Board

By:	/s/ Wayne Harding
Wayne Harding, Chief Financial Officer and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: August 8, 2012	Two Rivers Water Company

/s/John McKowen
John McKowen, President, Chief Executive Officer and Chairman of the Board

/s/ John Stroh II
John Stroh II, Director

/s/ Brad Walker
Brad Walker, Director

/s/Dennis Channer
Dennis Channer, Director

/s/Gregg Campbell
Greg Campbell, Director

Two Rivers Water Company -- 2011 Annual Report and 10K/A

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

As discussed in Note 2, subsequent to the issuance of the Company’s 2011 consolidated financial statements and our report thereon dated March 6, 2012, we became aware that those financial statements were restated to properly account for a beneficial conversion feature in the Company’s Series B convertible debentures.  In our original report we expressed an unqualified opinion on the 2011 financial statements, and our opinion on the revised statements, as expressed herein, remains unqualified.

/s/ Eide Bailly LLP
Greenwood Village, Colorado
March 6, 2012, except for Note 2, for which the date is August 29, 2012

Two Rivers Water Company -- 2011 Annual Report and 10K/A

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

SCHUMACHER & ASSOCIATES, INC.

Denver, Colorado
March 29, 2011

Two Rivers Water Company -- 2011 Annual Report and 10K/A

TWO RIVERS WATER COMPANY AND SUBSIDIARIES
Consolidated Balance Sheets (In Thousands)

	December 31,
ASSETS:	RESTATED 2011	2010
Current Assets:
Cash and cash equivalents	$777	$645
Marketable securities, available for sale (Notes 2,3)	137	-
Advances and accounts receivable	87	38
Farm product (Note 2)	43	-
Deposits and other current assets	20	16
Total Current Assets	1,064	699

Property, equipment and software, net (Note 2)	1,129	156

Other Assets
Debt issuance costs	663	-
Land (Note 2)	2,968	1,279
Water rights and infrastructure (Note 2)	28,786	24,216
Options on real estate and water shares (Note 2)	-	100
Dam and water infrastructure construction in progress (Note 2)	848	489
Discontinued operations - assets held for sale (Notes 2, 6)	-	259
Total Other Assets	33,265	26,343
TOTAL ASSETS	$35,458	$27,198

LIABILITIES & STOCKHOLDERS' EQUITY:
Current Liabilities:
Accounts payable	$631	$463
Current portion of notes payable (Note 4)	32	-
Accrued liabilities	495	114
Total Current Liabilities	1,158	577
Notes Payable - Long Term (Note 4)	12,104	9,128
Total Liabilities	13,262	9,705

Stockholders' Equity:
Common stock, $0.001 par value, 100,000,000 shares authorized, 23,258,494 and 19,782,916 shares issued and outstanding at December 31, 2011 and 2010, respectively	23	20
Additional paid-in capital	39,847	28,949
Accumulated comprehensive (loss)	(51)	-
Accumulated (deficit)	(19,785)	(13,587)
Total Two Rivers Water Company Shareholders' Equity	20,034	15,382
Noncontrolling interest in subsidiary (Note 2)	2,162	2,111
Total Stockholders' Equity	22,196	17,493
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$35,458	$27,198

The accompanying notes to consolidated financial statements are an integral part of these statements.

Two Rivers Water Company -- 2011 Annual Report and 10K/A

TWO RIVERS WATER COMPANY AND SUBSIDIARIES
Consolidated Statements of Operations (In Thousands)

	Year Ended December 31,
	RESTATED 2011	2010

Revenue
Farm revenue	$-	$153
Water revenue	-	15
Member assessments	102	25
Other income	3	3
Total Revenue	105	196
Direct cost of revenue	97	285
Gross Margin (Loss)	8	(89)

Operating Expenses:
General and administrative	6,546	7,494
Depreciation	102	24
Total operating expenses	6,648	7,518
(Loss) from operations	(6,640)	(7,607)

Other income (expense)
Interest expense	(1,298)	(744)
Warrant expense	-	(218)
Gain on sale of assets	5	40
Gain bargain purchase	1,736	-
Gain on extinguishment of notes payable	196	-
Other income (expense)	(14)	13
Total other income (expense)	625	(909)
Net (Loss) from continuing operations before taxes	(6,015)	(8,516)
Income tax (provision) benefit (Note 7)	-	-
Net (Loss) from continuing operations	(6,015)	(8,516)

Discontinued Operations (Note 10)
Loss from operations of discontinued real estate and mortgage business	(132)	(946)
Income tax (provision) benefit from discontinued operations	-	-
(Loss) on discontinued operations	(132)	(946)

Net (Loss)	(6,147)	(9,462)
Net loss (income) attributable to the noncontrolling interest (Note 2)	(51)	(4)
Net (Loss) attributable to Two Rivers Water Company	$(6,198)	$(9,466)

(Loss) Per Share - Basic and Dilutive:
(Loss) from continuing operations	$(0.27)	$(0.60)
(Loss) from discontinued operations	-	(0.07)
Total	$(0.27)	$(0.67)
Weighted Average Shares Outstanding:
Basic and Dilutive	22,156	14,148

The accompanying notes to consolidated financial statements are an integral part of these statements.

Two Rivers Water Company -- 2011 Annual Report and 10K/A

TWO RIVERS WATER COMPANY AND SUBSIDIARIES
Consolidated Statements of Cash Flows (In Thousands)

	For the year ended December 31,
	RESTATED 2011	2010
Cash Flows from Operating Activities:
Net (Loss)	$(6,147)	$(9,462)
Adjustments to reconcile net income or (loss) to net cash (used in) operating activities:
Depreciation (including discontinued operations)	102	58
Amortization of debt issuance costs and pre-paids	456	-
Legendary Investment sale and write off	-	14
Increase in reserves and impairments (discontinued operations)	-	499
Loss from REOs sold (discontinued operations)	-	83
Loss on sale of investments and assets held (discontinued operations)	132	155
(Gain) on extinguishment of notes payables	(196)	-
(Gain) Bargain Purchase Value adjustment	(1,736)	-
Realized (Gain) of market securities	(18)	-
Beneficial conversion	-	325
Stock based compensation and warrant expense	2,678	5,059
Stock for services	938	298
Options for services	107	-
Net change in operating assets and liabilities:
Decrease (increase) in income tax receivable	(49)	489
(Increase) in farm product	(43)	-
(Increase) decrease in deposits, prepaid expenses and other assets	(4)	(36)
Increase in accounts payable	168	182
Increase (decrease) in accrued liabilities and other	400	131
Net Cash (Used in) Operating Activities	(3,212)	(2,205)

Cash Flows from Investing Activities:
Investments (increased)/decreased:
Boston real estate and other residential real estate	-	(381)
Proceeds from REO properties and other assets sold	-	2,788
Marketable securities purchased	(331)	-
Marketable securities sold	162	-

Proceeds from asset held for sale	-	176
Proceeds from fixed assets sold	-	19
Purchase of property, equipment and software	(947)	(131)
Purchase of real estate option	-	(100)
Purchase of land, water shares, infrastructure	(1,064)	(8,012)
Dam construction	(359)	(326)
Other assets	-	3
Net Cash (Used in) Investing Activities	(2,539)	(5,964)
Continued on next page

Two Rivers Water Company2011 Annual Report and 10K/A Page

Two Rivers Water Company -- 2011 Annual Report and 10K/A

Continued from previous page

Cash Flows from Financing Activities:
Proceeds from issuance of convertible notes	7,332	-
Payment of offering costs	(664)	-
Payment on note	(38)	-
Payment on notes payable	(1,179)	-
Payment for settlement of note payable	(105)	-
(Decrease) in short term borrowings	-	(950)
Options and warrants exercised	613	-
Increase in long term borrowings	-	6,951
Retirement of Common Stock	(76)	(5)
Private placement - net of offering costs	-	2,202
Net Cash Provided by Financing Activities	5,883	8,198
Net Increase in Cash & Cash Equivalents	132	29

Beginning Cash & Cash Equivalents	645	616
Ending Cash & Cash Equivalents	$ 777	$ 645

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$435	$526
Cash received from income tax refunds	$-	$501
Conversion of note receivable for loan on land	$-	$295
Common stock issued for land and water share purchase	$-	$500
Common stock issued in conjunction with extinguishment of notes payable	$1,499	$-
Acquisition of Orlando Reservoir for seller financed note payable	$187	$-
Stock issued for partial payment for the purchase of Orlando Reservoir No.2, LLC	$1,557	$-
Stock issued for non-controlling interest in HCIC	$-	$11,379
Equipment purchases financed	$146	$-
Fair value of warrants issued with Series B offering	$1,675	$-
Value of beneficial conversion with Series B offering	$1490	-
Stock & warrants for debt issuance costs	$369	$-

The accompanying notes to consolidated financial statements are an integral part of these statements

Two Rivers Water Company -- 2011 Annual Report and 10K/A

TWO RIVERS WATER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Years Ended December 31, 2011 and 2010   (In thousands)

	Voting Common Stock
	Shares	Amount	Additional Paid-In Capital	Other Comprehensive Income (Expense)	Accumulated Deficit	Non-Controlling Interest	Stockholders' Equity
Balances, January 1, 2010	9,214	$9	$9,200	$-	$(4,121)	$2,675	$7,763
Net Income (Loss)	-	-	-	-	(9,466)	4	(9,462)
Stock-based compensation expense	-	-	4,841	-	-	-	4,841
Warrant extension expense	-	-	218	-	-	-	218
Beneficial conversion	-	-	325	-	-	-	325
Stock issued in exchange for land and water shares and contract labor	723	1	798	-	-	-	799
Stock purchased through private placement	2,400	3	2,398	-	-	-	2,401
Direct cost of private placement	-	-	(196)	-	-	-	(196)
Stock issued in merger with TRB	7,500	7	11,371	-	-	(568)	10,810
Retirement of Stock – open market purchases	(55)	-	(6)	-	-	-	(6)
Balances, December 31, 2010	19,782	$20	$28,949	$-	$(13,587)	$2,111	$17,493
Net Income (Loss)	-	-	-	-	(6,112)		(6,112)
Stock-based compensation expense	2	-	2,678	-	-		2,678
Options exercised	452	-	563	-	-		563
Warrants exercised	50	-	50	-	-		50
Warrants issued	-	-	1,805	-	-		1,805
Options issued for services	-	-	107	-	-		107
RSUs issued	1,148	1	(1)	-	-		-
Stock issued in exchange for debt	1,372	2	3,330	-	-		3,332
Gain(Loss) attributable to noncontrolling entity	-	-	-	-	-	51	51
Stock issued for services	490	-	938	-	-		938
Unrealized gain (loss) on securities available for sale	-	-	-	(51	-		(51)
Retirement of stock – open market purchases	(37)	-	(62)	-	-		(62)
Adjustments from restatement	-	-	1,490	-	(86)		1,404
Balances, December 31, 2011	23,259	$23	$39,847	$(51	$(19,785)	2,162	$22,196

The accompanying notes to consolidated financial statements are an integral part of these statements.

Two Rivers Water Company -- 2011 Annual Report and 10K/A

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

The 15,000 acre-feet average is based on a 50+ year period of record and also relies on historic studies of these rights by a variety of engineers at various times.  It is common practice within the water industry in Colorado to use long periods of time to create reliable averages of water flow.  The Company believes that using averages relating to only recent years can be misleading.  If one of those years was particularly dry or wet, it would skew the averages.  For example, in four out of the last ten years, there has been an extreme drought in the Western United States and in the Arkansas River watershed, our area of operations.  Due to this drought condition, our flow  averages for the most recent ten, five and three fiscal years are 8,200 AF, 10,500 AF and 10,400 AF, respectfully.  A similar request for the same averages for the decade beginning in 1980 would be about approximately 15,900 AF, 18,500 AF and 17,200 AF.

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

Two Rivers Water Company -- 2011 Annual Report and 10K/A

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

Two Rivers Water Company -- 2011 Annual Report and 10K/A

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

Two Rivers Water Company -- 2011 Annual Report and 10K/A

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

Beginning in 2009, the Company systematically acquired shares in the Mutual Ditch Company and, as of December 31, 2010, had acquired 91% of the shares, which it continues to own.   The shares were acquired from willing sellers in a series of negotiated transactions for cash and the Company’s common shares.  As the controlling shareholder, the Company currently operates the Mutual Ditch Company and has undertaken a long-term program to refurbish and restore the water management facilities.  In order to determine a fair value of the Mutual Ditch Company, management considered the value of the Company’s stock issued and a third-party valuation of the Mutual Ditch Company and concluded the fair value of the Mutual Ditch Company to be $24,196,000, on December 31, 2010 and 2011.  The Mutual Ditch Company assets, liabilities and results are consolidated into the Company’s financial statements.

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

Two Rivers Water Company -- 2011 Annual Report and 10K/A

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

All of Two Rivers’ reservoirs are used for irrigation in a similar manner to other reservoirs in the region, with the exception of Pueblo Reservoir which was also constructed for flood control. Direct flow rights are generally senior to most storage rights but typically do not divert early in the spring when storage rights fill.  The Arkansas River basin below Pueblo Reservoir also operates a Winter Storage Program that re-allocates winter direct flow rights to storage in reservoirs from November 15 to March 15 each year.

Discontinued Operations

In early 2009, the Company (then named Navidec Financial Services, Inc.) discontinued its short-term real estate lending and development in an effort to reduce its exposure to credit risk.  The wind down of discontinued operations was completed by December 31, 2011.

Management plans for funding future operations

As of December 31, 2011, the Company had $777,000 in demand deposits and $137,000 in highly liquid gold EFTs. Subsequent to December 31, 2011 and prior to March 1, 2012, the Company has raised $1,500,000 from a bridge loan.

Two Rivers Water Company -- 2011 Annual Report and 10K/A

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Restatement

On July 25, 2012, the Company's management and the Audit Committee of its Board of Directors, after discussions with the Company's independent registered public accounting firm, concluded that the Company did not accurately use the guidance from ASC 470-20 (“Debt with Conversion and Other Options”) as it relates to the accounting of its Series B convertible debt issued in Fiscal Year 2011.  Previously the Company did not account for the beneficial conversion feature of the Series B debt.   For the year ended December 31, 2011, the beneficial conversion feature increased both the Company’s additional paid in capital account and the discount on the Series B note by $1,490,000, and increased interest expense by $86,000, thereby resulting in a necessary restatement of the Company’s Balance Sheet and Statement of Operations as of December 31, 2011.  The Company also reclassified its $76,000 purchase of the Company’s stock from Cash Flows from Investing Activities to Cash Flows from Financing Activities.  As a result, the Company is filing this 2011 Form 10-K/A with restated financial statements.

The Company believes that the restatement reflects technical accounting adjustments only.  The Company believes that the restatement does not reflect any material economic impact on the Company, any trends in the Company's business or any current or prospective impact on the Company's results of operations.

The following is the detail of the changes to the Company’s consolidated financial statements:

Two Rivers Water Company -- 2011 Annual Report and 10K/A

Consolidated Balance Sheet (in thousands)	December 31,
	2011	CHANGE	2011 RESTATED
ASSETS:
Current Assets:
Cash and cash equivalents	$777		$777
Marketable securities, available for sale	137		137
Advances and accounts receivable	87		87
Farm product	43		43
Deposits and other current assets	20		20
Total Current Assets	1,064		1,064

Property, equipment and software, net	1,129		1,129

Other Assets
Debt issuance costs	663		663
Land (Note 2)	2,968		2,968
Water rights and infrastructure	28,786		28,786
Options on real estate and water shares	-		-
Dam and water infrastructure construction in progress	848		848
Discontinued operations - assets held for sale	-		-
Total Other Assets	33,265		33,265
TOTAL ASSETS	$35,458		$35,458

LIABILITIES & STOCKHOLDERS' EQUITY:
Current Liabilities:
Accounts payable	$631		$631
Current portion of notes payable	32		32
Accrued liabilities	495		495
Total Current Liabilities	1,158		1,158
Notes Payable - Long Term	13,508	(1,404)	12,104
Total Liabilities	14,666	(1,404)	13,262

Stockholders' Equity:
Common stock, $0.001 par value, 100,000,000 shares authorized, 23,258,494 and 19,782,916 shares issued and outstanding at December 31, 2011 and 2010, respectively	23		23
Additional paid-in capital	38,357	1,490	39,847
Accumulated Comprehensive (Loss)	(51)		(51)
Accumulated (deficit)	(19,699)	(86)	(19,785)
Total Two Rivers Water Company Shareholders' Equity	18,630	1,404	20,034
Noncontrolling interest in subsidiary	2,162	-	2,162
Total Stockholders' Equity	20,792	-	22,196
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$35,458	-	$35,458

Two Rivers Water Company -- 2011 Annual Report and 10K/A

Consolidated Statement of Operations (in thousands)	For the year ended December 31,
	2011	CHANGE	2011 RESTATED
Revenue
Farm revenue	$-		$-
Water revenue	-		-
Member assessments	102		102
Other income	3		3
Total Revenue	105		105
Direct cost of revenue	97		97
Gross Margin (Loss)	8		8

Operating Expenses:
General and administrative	3,868		3,868
Stock based compensation	2,678		2,678
Depreciation	102		102
Total operating expenses	6,648		6,648
(Loss) from operations	(6,640)		(6,640)

Other income (expense)
Interest expense	(1,212)	(86)	(1,298)
Warrant expense	-		-
Gain (Loss) sale of assets	5		5
Gain bargain purchase	1,736		1,736
Gain (Loss) on extinguishment of notes payable	196		196
Other income (expense)	(14)		(14)
Total other income (expense)	711	(86)	625
Net (Loss) from continuing operations before taxes	(5,929)		(6,015)
Income tax (provision) benefit	-		-
Net (Loss) from continuing operations	(5,929)		(6,015)

Discontinued Operations
Loss from operations of discontinued real estate and mortgage business	(132)		(132)
Income tax (provision) benefit from discontinued operations	-		-
(Loss) on discontinued operations	(132)		(132)

Net (Loss)	(6,061)		(6,147)
Net loss (income) attributable to the noncontrolling interest	(51)		(51)
Net (Loss) attributable to Two Rivers Water Company	$(6,112)	$(86)	$(6,198)

(Loss) Per Share - Basic and Dilutive:
(Loss) from continuing operations	$(0.27)	-	$(0.27)
(Loss) from discontinued operations	-	-	-
Total	$(0.27)	-	$(0.27)
Weighted Average Shares Outstanding:
Basic and Dilutive	22,156	-	22,156

To account for the beneficial conversion feature in the Series B debt, for the three and nine months ended September 30, 2011, the earnings would be reduced by $22,000, which would not have an effect on the reported earnings per share.

Two Rivers Water Company -- 2011 Annual Report and 10K/A

Consolidated Statement of Cash Flows (in thousands)
	For the year ended December 31,
	2011	CHANGE	2011 RESTATED
Cash Flows from Operating Activities:
Net (Loss)	$(6,061)	$(86)	$(6,147)
Adjustments to reconcile net income or (loss) to net cash (used in) operating activities:
Depreciation (including discontinued operations)	102		102
Amortization of debt issuance costs and pre-paids	370	86	456
Legendary Investment sale and write off	-		-
Increase in reserves and impairments (discontinued operations)	-		-
Loss from REOs sold (discontinued operations)	-		-
Loss on sale of investments and assets held (discontinued operations)	132		132
(Gain) on extinguishment of notes payables	(196)		(196)
(Gain) Bargain Purchase Value adjustment	(1,736)		(1,736)
Realized (Gain) of market securities	(18)		(18)
Beneficial conversion	-		-
Stock based compensation and warrant expense	2,678		2,678
Stock for services	938		938
Options for Services	107		107
Net change in operating assets and liabilities:
Decrease (increase) in advances & accounts receivable	(49)		(49)
(Increase) in farm product	(43)		(43)
(Increase) decrease in deposits, prepaid expenses and other assets	(4)		(4)
Increase in accounts payable	168		168
Increase (decrease) in accrued liabilities and other	400		400
Net Cash (Used in) Operating Activities	(3,212)	-	(3,212)

Cash Flows from Investing Activities:
Investments (increased)/decreased
Boston real estate and other residential real estate	-		-
Proceeds from REO properties and other assets sold	-		-
Marketable securities purchased	(331)		(331)
Marketable securities sold	162		162
Retirement of Stock	(76)	76	-
Proceeds from asset held for sale	-		-
Proceeds from fixed assets sold	-		-
Purchase of property, equipment and software	(947)		(947)
Purchase of real estate option	-		-
Purchase of land, water shares, infrastructure	(1,064)		(1,064)
Dam construction	(359)		(359)
Other assets	-		-
Net Cash (Used in) Investing Activities	(2,615)	76	(2,539)

(continued on next page)

Two Rivers Water Company -- 2011 Annual Report and 10K/A

(continued from prior page)

Cash Flows from Financing Activities:
Proceeds from issuance of convertible notes	7,332		7,332
Payment of offering costs	(664)		(664)
Payment on notes payable	(1,217)		(1,217)
Payment for settlement of note payable	(105)		(105)
(Decrease) in short term borrowings	-		-
Options and warrants exercised	613		613
Increase in long term borrowings	-		-
Retirement of common stock		(76)	(76)
Private placement - net of offering costs	-		-
Net Cash Provided by Financing Activities	5,959	(76)	5,883
Net Increase in Cash & Cash Equivalents	132		132

Beginning Cash & Cash Equivalents	645		645
Ending Cash & Cash Equivalents	$777	$-	$777

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$435		$435
Cash received from income tax refunds	$-		$-
Conversion of note receivable for loan on land	$-		$-
Common stock issued for land and water share purchase	$-		$-
Common stock issued in conjunction with extinguishment of notes payable	$1,499		$1,499
Acquisition of Orlando Reservoir for seller financed note payable	$187		$187
Stock issued for partial payment for the purchase of Orlando Reservoir No.2, LLC	$1,557		$1,557
Stock issued for non-controlling interest in HCIC	$-		$-
Equipment purchases financed	$146		$146
Fair value of warrants issued with Series B offering	$1,675		$1,675
Value of beneficial conversion with Series B Offering	$-	$1,490	$1,490
Stock & warrants for debt issuance costs	$369		$369

Two Rivers Water Company -- 2011 Annual Report and 10K/A

Consolidated Statement of Changes in Stockholders’ Equity
(In thousands)
				Other Comprehensive Income (Expense)
	Voting Common Stock		Additional Paid-in Capital			Non-
					Accumulated (Deficit)	Controlling	Stockholders'
	Shares	Amount				Interest	Equity
Balances, December 31, 2010	19,782	$20	$28,949	$-	$(13,587)	$2,111	$17,493
Net Income (Loss)	-	-	-	-	(6,112)	-	(6,112)
Stock-based compensation expense	2	-	2,678	-	-	-	2,678
Options Exercised	452	-	563	-	-	-	563
Warrants Exercised	50	-	50	-	-	-	50
Warrants issued	-	-	1,805	-	-	-	1,805
Options issued for services	-	-	107	-	-	-	107
RSUs issued	1,148	1	(1)	-	-	-	-
Stock issued in exchange for debt	1,372	2	3,330	-	-	-	3,332
Gain(Loss) attributable to noncontrolling entity	-	-	-	-	-	51	51
Stock issued for services	490	-	938	-	-	-	938
Unrealized gain (loss) on securities available for sale	-	-	-	(51)	-	-	(51)
Retirement of Stock - open market purchases	(37)	-	(62)	-	-	-	(62)
Adjustments from restatement	-	-	1,490	-	(86)	-	1,404
Balances, December 31, 2011	23,259	$23	$39,847	$(51)	$(19,785)	$2,162	$22,196

Two Rivers Water Company -- 2011 Annual Report and 10K/A

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

Two Rivers Water Company -- 2011 Annual Report and 10K/A

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

Concentration of Credit Risk

Financial instruments that potentially subject Two Rivers to significant concentrations of credit risk include cash equivalents, marketable investments, advances and accounts receivable.  The Company maintains its cash and investment balances in the form of bank demand deposits, money market accounts that management believes to be of high credit quality.  Accounts receivable are typically uncollateralized and are derived from transactions with and from customers primarily located in the United States.

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

Two Rivers Water Company -- 2011 Annual Report and 10K/A

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

Nonrecurring Fair Value Measurements:

Business Acquisitions

Acquisition of the Mutual Ditch Company.  During the quarter ended March 31, 2010, the Company acquired a majority of the shares of the Mutual Ditch Company.  In order to value the acquired assets and liabilities, management considered an independent appraisal of these assets and used Level 2 inputs whereby the water rights were valued using comparable prices in markets that are not active.  The infrastructure of the Mutual Ditch Company, including water storage, ditches and diversion points, was valued at replacement cost less physical obsolescence and deterioration.  The value of the Mutual Ditch Company as of March 2, 2010 was estimated to be $24,196,000.

Acquisition of the Orlando.  During 2011, in a series of step transactions, the Company acquired the Orlando assets.  The Company’s management used Level 2 and 3 inputs to determine value and also considered an independent appraisal.  Level 2 was used whereby the water rights were valued using comparable prices in markets that are not active.  Level 3 was also used where the land and associated water assets were valued at a projected discounted cash flow method using crop production and related expenses.  The value of the Orlando was estimated to be $5,195,000. (See also Note 1, Orlando)

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

Two Rivers Water Company -- 2011 Annual Report and 10K/A

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

Two Rivers Water Company -- 2011 Annual Report and 10K/A

Impairments

Property and Equipment

Once per year, under the direction of our Chief Financial Officer, we will review all property, equipment and software owned by the Company and compared the net book value of such assets with the fair market value of each piece of equipment having a net book value greater than $5,000.  If it is determined that the net book value is greater than the fair market value, an impairment will be recorded.  If impairment is necessary, a loss on the value of the affected asset will be recorded, and the impairment will not be reversed in future periods.

Land

Once per year, under the direction of our Chief Financial Officer, we will review each parcel of land owned by the Company together with improvements to each parcel and compare the carrying cost with the fair market value.  If it appears that our carrying value may be greater than the fair market value, an independent appraisal will be ordered. If the appraised value is less than our carrying value, an impairment will be recorded.  If impairment is necessary, a loss on the value of our land will be recorded, and the impairment will not be reversed in future periods.

Water rights and infrastructure

Once per year, under the joint direction of our Chief Operating Officer and our Chief Financial Officer, we will assess the value of the water rights held by the Company, comparing our estimated values with recent sales of comparable water rights.  In the event that such assessment indicates that the carrying value is greater than the fair market value of the water rights, an impairment will be recorded.  If impairment is necessary, a loss on value of our water rights will be recorded, and the impairment will not be reversed in future periods.

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

Two Rivers Water Company -- 2011 Annual Report and 10K/A

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

Two Rivers Water Company -- 2011 Annual Report and 10K/A

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

Two Rivers Water Company -- 2011 Annual Report and 10K/A

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

Water rights and infrastructure

The Company has acquired both direct flow water rights and water storage rights. We have obtained water rights through the purchase of shares in a mutual ditch company, which we did with our purchase of shares in the Mutual Ditch Company, or through the purchase of an entity holding water rights, which we did with our purchase of the Orlando. The Company may also acquire water rights through outright purchase. In all cases, such rights are recognized under decrees of the Colorado water court and administered under the jurisdiction of the Office of the State Engineer.

Two Rivers Water Company -- 2011 Annual Report and 10K/A

Upon purchasing water rights, the value is recorded at our purchase price.  If a majority interest is acquired in a company holding water assets (potentially with other assets including water delivery infrastructure, right of ways, and land), the Company determines the fair value of the assets.  To assist with the valuation, the Company may consider reports from a third-party valuation firm.  If the value of the water rights is greater than what the Company paid then a bargain purchase gain is recognized.   If the value of the water assets are less than what the Company paid then goodwill is recognized.  For the year ended December 31, 2011, the Company recognized a bargain purchase gain from its purchase of Orlando of $1,736,000.

Subsequent to purchase, management periodically evaluates the carrying value of its assets, and if the carrying value is in excess of fair market value, the Company will establish an impairment allowance.  Currently, there are no impairments on the Company’s land and water shares.  No amortization or depreciation is taken on the water rights.

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

Reconstruction costs are as follows:

	Year ended
	Dec 31 2011	Dec 31, 2010
Beginning balance	$489,000	$163,000
Additions	359,000	326,000
Retirements, deletions	-	-
Depreciation	-	-
Ending Balance	$848,000	$489,000

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

Two Rivers Water Company -- 2011 Annual Report and 10K/A

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

Two Rivers Water Company -- 2011 Annual Report and 10K/A

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
Below is a summary of the Company’s long term debt:

Note	Dec 31, 2011 principal balance	Dec 31, 2011 accrued interest	Interest rate	Security
Mutual Ditch seller carry back	$7,403,000	$-	6%	Shares in the Mutual Ditch Company
Orlando purchase	187,500	3,500	7%	188 acres of land
Convertible debt Series A	2,000,000	85,500	6%	F-1 assets
Convertible debt Series B	5,332,000	160,000	6%	F-2 assets
Equipment loans	133,200	-	5 - 8%	Specific equipment
Total	$15,055,700	$249,000
Less: Current portion	(32,000)
Less: Discount on Series B	(2,919,200)
Long Term portion	$12,104,500

Schedule of principal payments due by year:

Year Ending December 31,	Principal Due
2012	$32,200
2013	14,953,500
2014	33,000
2015	30,000
2016	7,000
Total	$15,055,700

Two Rivers Water Company -- 2011 Annual Report and 10K/A

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

Two Rivers Water Company -- 2011 Annual Report and 10K/A

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

Two Rivers Water Company -- 2011 Annual Report and 10K/A

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
•
In March, a total of 722,000 shares were issued to a creditor of the Company, as payment in full for the debt in the amount of $1,575,000.   At the time of the transaction, the fair value of the Company’s common stock exceeded the amount of debt retired, which resulted in a loss from debt retirement of $272,000.

•	During April, we issued 100,000 shares of our common stock in exchange for consulting services.
•	In July and September, we issued 650,000 shares of our common stock in partial payment for the purchase the Orlando.
•	During September, we issued 120,000 shares of our common stock in exchange for consulting services.
•	During December 200,000 shares of our common stock in exchange for consulting services.
•	During 2011, we issued 1,148,000 shares under our 2011 Long Term Stock Incentive Plan
•	During 2011, 452,000 options and 50,000 warrants were exercised.

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

Two Rivers Water Company -- 2011 Annual Report and 10K/A

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

Two Rivers Water Company -- 2011 Annual Report and 10K/A

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

Two Rivers Water Company -- 2011 Annual Report and 10K/A

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

Two Rivers Water Company -- 2011 Annual Report and 10K/A

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

Two Rivers Water Company -- 2011 Annual Report and 10K/A

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

Two Rivers Water Company -- 2011 Annual Report and 10K/A

The amounts due at the base rate are as follows:

Period	Amount Due
2012	$15,000
2013	$16,000

Two Rivers has entered into a water lease arrangement with Pueblo Board of Water Works.  The lease is effective in 2012, has a term of five years, and calls for annual payments of $100,000 beginning in April, 2012.  The annual payments can be escalated based upon the percentage increase, if any, over the previous year of the PBWW water rates for its general customers for treated water.  The lease is for up to 500 acre feet of water per year. There are no further obligations under this lease.

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

Two Rivers Water Company -- 2011 Annual Report and 10K/A

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

Two Rivers Water Company -- 2011 Annual Report and 10K/A