Form 10-Q
period 2012-09-30
TWO RIVERS WATER Co
filed 2012-11-08
CIK 1302946

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012
Or
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
Yes |_| No |X|

As of November 5, 2012 there were 24,124,682 shares outstanding of the registrant's Common Stock.

		Page
Item 1	Financial Statements (Unaudited)
	Condensed Consolidated Balance Sheets September 30, 2012 and December 31, 2011	1
	Condensed Consolidated Statements of Operations – Three and nine months ended September 30, 2012 and 2011	2
	Condensed Consolidated Statements of Cash Flows – Nine months ended September 30, 2012 and 2011	3
	Notes to Condensed Consolidated Financial Statements	4
Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26
Item 3	Quantitative and Qualitative Disclosures About Market Risk	32
Item 4	Controls and Procedures	32
PART II – OTHER INFORMATION
Item 1	Legal Proceedings	33
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	33
Item 3	Defaults Upon Senior Securities – Not Applicable
Item 4	Mine Safety Disclosures – Not Applicable
Item 5	Other Information – Not Applicable
Item 6	Exhibits	34
	SIGNATURES	35

TWO RIVERS WATER COMPANY AND SUBSIDIARIES
Condensed Consolidated Balance Sheets  (In Thousands)

		December 31, 2011
	Sept 30, 2012	Restated
	(Unaudited)	(Derived from Audit)
ASSETS:
Current Assets:
Cash and cash equivalents	$228	$777
Marketable securities, available for sale	-	137
Advances and accounts receivable	352	87
Farm product	464	43
Deposits and other current assets	111	20
Total Current Assets	1,155	1,064
Property, equipment and software, net	2,633	1,129
Other Assets
Debt issuance costs, net	460	663
Land	3,664	2,968
Water rights and infrastructure	29,738	28,786
Dam and water infrastructure construction in progress	53	848
Total Other Assets	33,915	33,265
TOTAL ASSETS	$37,703	$35,458

LIABILITIES & STOCKHOLDERS' EQUITY:
Current Liabilities:
Accounts payable	$411	$631
Current portion of notes payable	10,681	32
Accrued liabilities	1,137	495
Total Current Liabilities	12,229	1,158
Notes Payable - Long Term	8,083	12,104
Total Liabilities	20,312	13,262
Commitments & Contingencies (Notes 2, 3, 5, 6)
Stockholders' Equity:
Common stock, $0.001 par value, 100,000,000 shares authorized, 23,934,682 and 23,258,494 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively	24	23
Additional paid-in capital	44,681	39,847
Accumulated Comprehensive (Loss)	-	(51)
Accumulated (deficit)	(29,472)	(19,785)
Total Two Rivers Water Company Shareholders' Equity	15,233	20,034
Noncontrolling interest in subsidiary	2,158	2,162
Total Stockholders' Equity	17,391	22,196
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$37,703	$35,458

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

Two Rivers Water Company -- September 30, 2012 -- 10Q

TWO RIVERS WATER COMANY AND SUBSIDIARIES
Condensed Consolidated Statements of Operations  (In Thousands)

	Three Months Ended Sept 30,		Nine Months Ended Sept 30,
	2012	2011	2012	2011
Revenue
Member assessments	$-	$25	$36	$73
Water	34	-	34	-
Farm	381	-	381	-
Other	(6)	-	5	-
Revenue - Net	409	25	456	73
Direct cost of revenue	280	-	280	-
Gross Margin	129	25	176	73
Operating Expenses:
General and administrative	2,018	1,932	6,649	4,769
Depreciation and amortization	107	24	235	73
Total operating expenses	2,125	1,956	6,884	4,842
(Loss) from operations	(1,996)	(1,931)	(6,708)	(4,769)
Other income (expense)
Interest expense, net	(1,028)	(251)	(2,589)	(634)
Gain (Loss) from previous non-controlling interest	-	-	-	-
Warrant Expense	(18)	-	(315)	-
Gain (Loss) on extinguishment of notes payable	-	384	-	196
Other income (expense)	(45)	(18)	(81)	(10)
Total other income (expense)	(1,091)	115	(2,985)	(448)
Net (Loss) from continuing operations before taxes	(3,087)	(1,816)	(9,693)	(5,217)
Income tax (provision) benefit	-	-	-	-
Net (Loss) from continuing operations	(3,087)	(1,816)	(9,693)	(5,217)
Discontinued Operations (Note 1)
Loss from operations of discontinued real estate and mortgage business	-	(100)	-	(131)
Income tax (provision) benefit from discontinued operations	-	-	-	-
(Loss) on discontinued operations	-	(100)	-	(131)
Net (Loss)	(3,087)	(1,916)	(9,693)	(5,348)
Net loss (income) attributable to the noncontrolling interest (Note 2)	8	7	4	(18)
Net (Loss) attributable to Two Rivers Water Company	$(3,079)	$(1,909)	$(9,689)	$(5,366)
(Loss) Per Share - Basic and Dilutive:
(Loss) from continuing operations	$(0.13)	$(0.08)	$(0.41)	$(0.24)
(Loss) from discontinued operations	-	-	-	-
Total	$(0.13)	$(0.08)	$(0.41)	$(0.24)
Weighted Average Shares Outstanding:
Basic and Dilutive	23,910	22,054	23,564	21,832

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

Two Rivers Water Company -- September 30, 2012 -- 10Q

TWO RIVERS WATER COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (In Thousands)
	For the nine months ended Sept 30,
	2012	2011
Cash Flows from Operating Activities:
Net (Loss)	$(9,689)	$(5,348)
Adjustments to reconcile net income or (loss) to net cash (used in) operating activities:
Depreciation (including discontinued operations)	235	73
Amortization of debt issuance costs and pre-paids	1,402	55
(Gain) Loss on extinguishment of notes payables	-	(196)
(Gain) Loss on sale of investments and assets held	-	131
Stock based compensation and warrant expense	3,051	2,103
Stock for services	742	559
Net change in operating assets and liabilities:
Decrease (increase) in advances & accounts receivable	(265)	(31)
(Increase) in farm product	(421)	(26)
(Increase) decrease in deposits, prepaid expenses and other assets	(83)	(28)
Investments	(8)	-
Decrease in long term mortgage	-	128
(Decrease) Increase in accounts payable	(220)	(38)
Increase (decrease) in accrued liabilities and interest	1,081	198
Net Cash (Used in) Operating Activities	(4,175)	(2,420)
Cash Flows from Investing Activities:
Purchase of property, equipment and software	(722)	(978)
Purchase of land, water shares, infrastructure	(748)	(1,032)
(Purchase) Sale of securities available for resale	68	(149)
Construction in Progress	-	(20)
Net Cash (Used in) Investing Activities	(1,402)	(2,179)
Cash Flows from Financing Activities:
Proceeds from issuance of convertible notes	-	7,332
Proceeds from issuance of bridge loans	3,994	-
Payment of offering costs	(45)	(653)
Payment on notes payable	(38)	(1,292)
Payment for settlement of note payable	-	(105)
Proceeds from long-term debt	1,117	-
Options and warrants exercised	-	613
Net Cash Provided by Financing Activities	5,028	5,895
Net (Decrease) Increase in Cash & Cash Equivalents	(549)	1,296
Beginning Cash & Cash Equivalents	777	645
Ending Cash & Cash Equivalents	$228	$1,941

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$689	$353
Common stock issued in conjunction with extinguishment of notes payable	$-	$3,056
Acquisition of Orlando Reservoir for Seller financed note payable	$-	$187
Stock & warrants for debt issuance costs	$315	$3,406
Equipment purchases financed	$97	$146

The accompanying notes to condensed consolidated financial statements are an integral part of these statements

Two Rivers Water Company -- September 30, 2012 -- 10Q

TWO RIVERS WATER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Nine Months Ended September 30, 2012 and September 30, 2011
 (Unaudited)

NOTE 1 – ORGANIZATION AND BUSINESS

GENERAL

The following is a summary of some of the information contained in this document.  Unless the context requires otherwise, references in this document to “Two Rivers Water Company,” “Two Rivers,” or the “Company” is to Two Rivers Water Company and its subsidiaries.

Two Rivers Water Company acquires and develops high yield irrigated farmland and the associated water rights in the Arkansas River watershed, particularly along the Huerfano and Cucharas Rivers and the Bessemer Ditch, in Southeastern Colorado.

The Company has acquired 4,915 acres of farmland and associated water rights in the watershed of the Huerfano and Cucharas Rivers.  In order to develop and maximize the value of the farmland and the water rights, the Company also acquires reservoirs and interests in mutual irrigation companies.  The Company owns a 91% interest in the Huerfano Cucharas Irrigation Company, a mutual irrigation company.  The Company also purchased the Orlando Reservoir and Butte Valley water rights on the Huerfano River in February 2011.  In June 2012, the Company purchased certain assets, including crops in the ground, farmland and water rights from Dionisio Farms, an operating farm enterprise irrigated by the Bessemer Ditch from the main stem of the Arkansas River.  The Company has also agreed to purchase facilities, equipment and the produce business which is integrated with Dionisio Farms.

Two Rivers Water Company plans to operate two core businesses: (i) conventional crop production from high yield irrigated farmland and (ii) water supply to municipal markets in Huerfano County and the Front Range of Colorado.  The Company’s current crop production consists of high-value, human-consumption vegetable crops, exchange-trade grains (feed corn) and silage.

The Company currently has the right and the physical capability to store 15,000 acre-feet (“AF”) of water1  within the Huerfano and Cucharas Rivers watershed.

Two Rivers Water Company Corporate Organization

The Company’s organizational structure is illustrated in the chart below.  Two Rivers Water Company is the parent company and owns 100% of Two Rivers Farms, LLC and Two Rivers Water, LLC.  Two Rivers Farms owns 100% of Two Rivers Farms F-1, LLC, Two Rivers Farms F-2, LLC and Dionisio Farms & Produce, Inc.  Two Rivers Farms also owns unencumbered farmland that will eventually be redeveloped and brought into production.  Two Rivers Water, LLC owns 91% of the Huerfano-Cucharas Irrigation Company (sometimes referred to elsewhere in this quarterly report as the “HCIC”) and 100% of the Orlando Reservoir No. 2 Company LLC (the “Orlando”).

Two Rivers Water Company -- September 30, 2012 -- 10Q

Two Rivers Water Company
Two Rivers Farms, LLC
Two Rivers Water, LLC
Two Rivers Farms F-1, LLC
Two Rivers Farms F-2, LLC
Dionisio Farm & Produce, Inc.
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

During the 2010 growing season, approximately 440 acres of the Company’s land were farmed, primarily for wheat and feed corn, to determine the fertility of the soil and the most efficient and cost effective means of irrigation.

1 An acre-foot of water is the amount of water required to cover one acre to a depth of one foot.  An acre-foot of water contains 325,851 gallons, generally considered enough water to supply two average households for a year.

Two Rivers Water Company -- September 30, 2012 -- 10Q

During 2011, the Company increased the farmable acreage to 713 acres.  However, because of the extensive drought in the area and because redevelopment of the Orlando and Phase I reconstruction of the Cucharas Reservoirs had not been completed; Farms made the decision to not produce crops on this acreage.

During the current growing season, the Company is growing, harvesting and selling a variety of crops from 405 acres irrigated from the Bessemer Ditch and is also growing roughly 130 acres of sorghum irrigated from the water rights acquired with the Orlando.

Two Rivers Farms F-1, LLC (“F-1”) and Two Rivers Farms F-2, LLC (“F-2”)

On January 21, 2011 the Company formed F-1 to hold certain farming assets and as an entity to raise convertible debt financing for the Company’s expansion of our farming business.  In February 2011, F-1 sold $2,000,000 in 5% per annum, 3-year convertible promissory notes that also participates in 1/3 of the crop profit from the related land.  Proceeds from these notes were used to improve irrigation systems, pay for the farmland and retire a portion of the seller carry-back debt from the purchase of the HCIC.  This allowed water available through the HCIC to be used to irrigate the F-1 farms without other encumbrances.

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

Butte Valley Farms

Through multiple transactions, the Company has acquired irrigable farmland and water rights in the Butte Valley.  This farmland is, and will continue to be, served by irrigation through the Orlando.

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

In 2011 and 2012, the Company made substantial improvements to the Lascar-Butte Acres to restore the farmable land and enhance the associated water rights.  These improvements include but are not limited to installing an irrigation system, rebuilding the outlet works and diversion structure at the Orlando Reservoir, rebuilding the Orlando Ditch, laser leveling the farm land, purchasing nearby land, making filings with the water courts to enhance the water rights, and planting sorghum for harvest.  These improvements allowed the Company to commence farming on the Lascar-Butte Acres in 2012 with a crop of sorghum.  As of September 30, 2012, the Company expended $2,357,000 in rebuilding and preparing the Lascar-Butte Acres for farming and developing the associated water rights.  The Company believes these substantial improvements satisfy certain obligations under, and terminate, an additional Seller’s option to re-purchase the Lascar-Butte Acres.  The seller had an option to repurchase the Lascar-Butte Acres by September 7, 2013, if the Company did not use its best efforts to complete substantial improvements to the Lascar-Butte Acres, or if the Company did not commence farming on Lascar-Butte Acres.

Two Rivers Water Company -- September 30, 2012 -- 10Q

Dionisio Farms & Produce, Inc. (“DFP”)

On June 15, 2012, the Company acquired certain land and water rights from Dionisio Produce and Farms, LLC (an unrelated party) and affiliated entities (“Dionisio”).  The Company purchased 146 acres of high yield irrigable farmland, and the accompanying 146 shares of Bessemer Ditch Company, a senior water right holder on the main stem of the Arkansas River, and two supplemental ground water wells.  Further, the Company entered into leases for an additional 279 irrigable acres, of which 83 acres are subject to a 20 year lease.  Dionisio has been producing vegetable crops for over 70 years and has well-established commercial relationships for the sale and distribution of its crops.  The Company is operating these acquired assets under the Dionisio name and has entered into employment agreements with members of the Dionisio family to maintain the experience and skill in producing and marketing of the vegetable crops.

On August 11, 2012, the Company formed DFP to hold the Dionisio purchase and subsequent purchases.

Two Rivers Water, LLC (“TR Water”) – our Water Business

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

Two Rivers Water Company -- September 30, 2012 -- 10Q

The Company also has the right to divert from the natural flows of the Huerfano and Cucharas rivers, the two rivers, in excess of 50 cubic feet per second which historically yields 15,000 AF of water annually, subject to river conditions and competing uses. The historic average of 15,000 AF of water is derived from a number of sources.  That sum represents the middle of a range of annual water yield which are affected by the changes in weather and resulting hydrology.  A wet year estimate of the yield from our direct flow water rights is approximately 18,000 AF.  A dry year estimate would be closer to 12,000 AF.  In estimating water supply yield, the dry-average-wet method offers a reasonable range of expected diversion.  An exception is made, however, for conditions of extreme drought, which has characterized several years of the most recent decade.  In addition, the current year is likely to be classified as an extremely dry year.  The 15,000 AF of long-term average yield from our direct diversion rights is based on a 50+ year period of record and also relies on historic studies of these rights by a variety of engineers at various times.  Our expectation is that the future conditions will be similar to the past, with cycles of wet, average and dry conditions.  In order to ameliorate the effects of such variations in the yield of our direct flow water rights, the Company has developed and will continue to develop water storage reservoirs and also plans to develop sustainable, supplemental groundwater resources in the Huerfano/Cucharas watershed.  The Company believes that a fully integrated system consisting of annually variable precipitation, a portfolio of direct diversion and storage rights, back-up groundwater production capability, and our storage and distribution facilities will create a reliable, sustainable water supply to support our expanding farming business.

The Company is engaged in refurbishing the water management facilities of the HCIC and the Orlando infrastructure.  When the Company’s reservoirs are fully restored, they will have the physical capability and the associated rights to store in excess of 70,000 acre-feet of water.

TR Bessemer, LLC (“Bessemer”)

TR Bessemer, LLC ("Bessemer") was formed on June 6, 2012 as a wholly owned subsidiary of TR Water to acquire Bessemer Ditch Company shares associated with productive farmland.  Bessemer’s first acquisition (146 shares) occurred on June 15, 2012 with the acquisition of Dionisio, as discussed above.  Upon additional funding in DFP, the Bessemer Ditch Company shares and associated farmland is planned to be transferred to DFP. The Company plans to purchase, lease, improve and farm additional acreage under the Bessemer Ditch and Bessemer is intended to be the holder of the associated water rights, wells and contracts.

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

Beginning in 2009, the Company systematically acquired shares in the HCIC and, as of December 31, 2010, had acquired 91% of the shares, which it continues to own.  The shares were acquired from willing sellers in a series of negotiated transactions for cash, seller-financing and the Company’s common shares.  As the controlling shareholder, the Company currently operates the HCIC and has undertaken a long-term program to refurbish and restore the water management facilities.

Two Rivers Water Company -- September 30, 2012 -- 10Q

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

Management plans for funding future operations

During the nine months ended September 30, 2012, the Company placed a $3,994,000 bridge loan (the “Bridge Loan”) with a group of private lenders, including the Company’s CEO who lent $994,000 of the total.  The Bridge Loan is unsecured, pays monthly interest at 12% per annum, with $200,000 due October 31, 2012 and the remainder due May 31, 2013.  The holders of the Bridge Loan also received one share of the Company’s stock for each $10 of loan principal, and the principal of the Bridge Loan is convertible into the Company’s common stock under certain conditions. The Company anticipates retiring any portion of the Bridge Loan not converted to common stock from the proceeds of a take-out equity financing currently under development.

As of September 30, 2012, the Company had $228,000 in demand deposits.  These funds, along with proceeds from crop sales, the anticipated additional debt and equity financing are expected to provide sufficient capital to implement the Company’s business plans through 2013.

Two Rivers Water Company -- September 30, 2012 -- 10Q

NOTE 2 – RESTATEMENT AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Restatement

We have restated the results for the period ended December 31, 2011, which were reported originally in our Form 10-K filed with the United States Securities and Exchange Commission (the “SEC”) on March 8, 2012.

During the recently completed review of the Company’s filing, the SEC recommended enhanced disclosure.  Based, in part, on the SEC’s review, the Company has adopted guidance from ASC 470-20 as it relates to its Series B convertible debt.  Previously the Company did not account for the beneficial conversion feature of the Series B debt.   For the year ended December 31, 2011, the beneficial conversion feature increased the Company’s paid in capital and increased the discount on the Series B note by $1,490,000.

Below is detail on the December 31, 2011 restatement.

Two Rivers Water Company -- September 30, 2012 -- 10Q

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

Two Rivers Water Company -- September 30, 2012 -- 10Q

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Two Rivers Water Company and its subsidiaries, Farms, F-1, F-2, DFP, TR Water, the HCIC, the Orlando, Bessemer and discontinued operations.  All significant inter-company balances and transactions have been eliminated in consolidation.  The Company has completed the termination of the discontinued operations.

Non-controlling Interest

The Company owns 91% of the HCIC, so the results for the HCIC are consolidated in the Company’s financial statements.  As of September 30, 2012, the non-controlling members’ equity in the HCIC (the remaining 9% ownership interests) was $2,158,000.

Below is the breakdown of the non-controlling interests’ share of gains (losses).

	For the three months ended,		For the nine months ended,
	Sept 30, 2012	Sept 30, 2011	Sept 30, 2012	Sept 30, 2011
HCIC	$(8,000)	$(7,000)	$(4,000)	$18,000

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

Two Rivers Water Company -- September 30, 2012 -- 10Q

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

Two Rivers Water Company -- September 30, 2012 -- 10Q

Farm Product – Inventory

Costs directly associated with growing crops are capitalized as farm product and recognized as a direct cost of sale upon the sale of the crops.  At the end of each quarter, the Company receives a field report from its farmers to ascertain that the value of the Farm Inputs is not in excess of market value, based on an estimate of costs incurred to date and costs needed to complete the crop and recognize the review.  Market value is determined by estimating expected yield times the current market price of the crop.

Seasonality

Our main source of revenue is from the sale of produce, grains and animal grain feed.  There might be some revenue recognized in the first and second calendar quarter from winter harvest, for example parsnips.  However, the majority of our revenue occurs in the third and fourth calendar quarter.

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

The dilutive effect of 4,115,474 restricted stock units (“RSUs”), 1,727,562 options and 2,653,424 warrants at December 31, 2011, and the dilutive effect of 7,844,282 RSUs, 1,749,532 options, 3,053,424 warrants and 9,263,531 conversion rights at September 30, 2012 has not been included in the determination of diluted earnings per share because, under ASC 260 their exercise would be anti-dilutive.

Comprehensive Income (Loss)

Comprehensive income (loss) excludes net income or loss and changes in equity from the market price variations in securities held by the Company.  Since these securities are classified as “available for sale” any unrecognized gain or loss is shown in Other Comprehensive Income (Loss) section in the Statement of Changes in Stockholders’ Equity.  At December 31, 2011 and September 30, 2012 the Company had $51,000 and $-0-, respectively, in unrecognized loss.

At December 31, 2011 and September 30, 2012, the Company held $137,000 and $-0-, respectively, in highly liquid gold-based ETFs.  For financial statement presentation, this amount is included in marketable securities available for sale.

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

Two Rivers Water Company -- September 30, 2012 -- 10Q

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

NOTE 3 – NOTES PAYABLE

HCIC Seller Carryback Notes

Beginning on September 17, 2009, the Company began acquiring shares in the HCIC and related land from HCIC shareholders.  As part of these transactions, many of the sellers financed the acquisitions by accepting notes payable from the Company and HCIC.  As of December 31, 2011 and September 30, 2012, these loans totaled $7,362,000. The notes carry interest at 6% per annum, interest payable monthly, the principal amounts due at various dates from February 1, 2013 through September 30, 2015, and are collateralized by the HCIC shares and land.   As of September 30, 2012, due to a maturity on the seller financed notes being within 12 months, $6,587,000 of the $7,364,000 is classified as a current portion of long-term debt.

As of September 30, 2012, of the $7,364,000 in seller carry back notes, $2,114,000 provides the holders the right to convert some or all of debt into the Company’s common stock at $1/share to $1.25/share.  Each of the holders of such conversion rights can convert anytime until the related note is paid.

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

Two Rivers Water Company -- September 30, 2012 -- 10Q

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

In August 2011, the Company closed a $5,332,000 Series B convertible debt offering to finance the land, water rights, and improvements for F-2.  The debt pays interest at 6% per annum to maturity on June 30, 2014 plus 10% of the net crop revenue from land owned by F-2.  The crop profit participation will be recognized as an interest expense upon the sale of the F-2 crop.   Net-crop revenue is defined as the gross selling price of the crops less basis.  Basis is the difference between the futures price for a commodity and the local cash price offered by grain buyers.  It reflects the cost of marketing grain from one point of sale to another point of sale.  The net-crop revenue is paid on crops that are produced on the farmland that secures the Series B debt, approximately 1,200 acres.

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

Two Rivers Water Company -- September 30, 2012 -- 10Q

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

Below is a summary of Series B discount and accretion:

	Beginning balance	2011 discount accretion	9 months 2012 accretion	Net
Face	$5,332,000			$5,332,000
Warrant fair value	(1,675,000)	245,000	673,000	(2,247,000)
Beneficial conversion	(1,490,000)
Net	$2,167,000	245,000	673,000	$3,085,000

Bridge Loan

During the quarter ended March 31, 2012, the Company closed a short-term bridge financing (the “Bridge Loan”) in the total amount of $3,994,000.  The Company’s CEO participated as a lender in the Bridge Loan in the amount of $994,000.  The Bridge Loan pays monthly interest at 12% per annum with $200,000 due on October 31, 2012 and the remainder due on May 31, 2013.  The Bridge Loan holders also received one share of the Company’s stock for each $10 of Bridge Loan participation.  Participants in the Bridge Loan have the option of converting the principal into the Company’s common stock at the price offered in a take-out equity financing which the Company plans to complete.  In conjunction with the closing of the Bridge Loan, the Company issued 400,000 shares of its common stock to the Bridge Loan holders.  The fair value of the shares issued was determined to be $655,000, which is recorded as a debt discount being amortized on a straight-line basis over the term of the related Bridge Loan.

In October 2012, the Company obtained extensions to May 31, 2013 on $3,794,000 of the principal.  In exchange for these extensions, the terms remain the same and the Company will issue the note holders restricted stock of the Company computed by multiplying the face amount of the note by 10% and dividing by $1.75 (per share).  These shares will be issued in the quarter ending December 31, 2012 and the cost will be amortized from November 1, 2012 to May 31, 2013 on a straight line basis.

Colorado Water Conservation Loan

On March 5, 2012 the Company closed long-term financing with the Colorado Department of Natural Resources, Colorado Water Conservation Board in the amount of $1,185,000 (the “CWCB Loan”).  This loan partially finances the rehabilitation of the Cucharas Reservoir to bring it into safety compliance with the Colorado State Engineers office.  Further, the CWCB Loan assisted with the rehabilitation of the Orlando facilities.  There was a $12,000 service fee due upon closing.  This amount is being amortized over the expected life of the CWCB Loan which is 20 years with interest fixed at 2.5% per annum.

Two Rivers Water Company -- September 30, 2012 -- 10Q

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

The terms of the FNB loan is at 1% above the base rate on corporate loans posted by at least 75% of the nation’s 30 largest banks known as the Wall Street Journal Prime Rate (3.25% as of September 30, 2012), subject to a minimum of 6% per annum.   The FNB loan is secured by the Dionisio assets which include 146 shares of the BIDC.  There are five annual payments of $76,000 due each December 15 commencing December 15, 2012.  A balloon payment of all accrued interest and outstanding principal is due June 15, 2017.

Below is a summary of the Company’s debt:

Note	Sept 30, 2012 principal balance	Sept 30, 2012 accrued interest	Interest rate	Security
Mutual Ditch seller carry back	$7,364,000	$-	6%	Shares in the Mutual Ditch Company
Orlando purchase	187,000	13,800	7%	188 acres of land
Convertible debt Series A	2,000,000	75,000	6%	F-1 assets
Convertible debt Series B	5,332,000	159,500	6%	F-2 assets
Bridge Loan	3,994,000	150,000	12%	Unsecured
CWCB	1,117,000	13,000	2.5%	Certain Orlando and Farmland assets
FNB - Dionisio Farm	900,000	2,000	(1)	Dionisio farmland and 146.4 shares of Bessemer Irrigating Ditch Company Stock, well permits
Equipment loans	199,000	700	5 - 8%	Specific equipment
Total	21,093,000	$414,000
Less: Current portion	(10,681,000)
Net long term due before discounts	10,412,000
Less: Discount on Series B	(2,247,000)
Less: Discount on Bridge Loan	(82,000)
Long Term portion	$8,083,000

Two Rivers Water Company -- September 30, 2012 -- 10Q

NOTE 4 – INFORMATION ON BUSINESS SEGMENTS

We organize our business segments based on the nature of the products and services offered. We focus on the farming business and water business with Two Rivers Water Company as the parent company.  Therefore, we report our segments by these lines of businesses: Farms and Water.  Farms contain all of our farming business (Farms, F-1, F-2, DFP).  Water contains our Water Business (HCIC and Orlando).

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

Two Rivers Water Company -- September 30, 2012 -- 10Q

Operating results for each of the segments of the Company are as follows (in thousands):

	For the nine months ended Sept 30, 2012					For the nine months ended Sept 30, 2011
	Parent	Farms	Water	Discontinued Operations	Total	Parent	Farms	Water	Discontinued Operations	Total
Revenue	$-	381	75	-	456	$-	1	72	-	73
Less: direct cost of revenue	-	280	-	-	280	-	-	-	-	-
Gross Margin	-	101	75	-	176	-	1	72	-	73
Total Operating Expenses	5,494	676	714	-	6,884	(4,059)	(483)	(299)	-	(4,841)
Total Other Income/(Expense)	(1,645)	(1,009)	(331)	-	(2,985)	3	238	(689)	-	(448)
Net (Loss) Income from continuing operations before income taxes	(7,139)	(1,584)	(970)	-	(9,693)	(4,056)	(244)	(916)	-	(5,216)
Income Taxes (Expense)/Credit	-	-	-	-	-	-	-	-	-	-
Net Income (Loss) from continuing operations	(7,139)	(1,584)	(970)	-	(9,693)	(4,056)	(244)	(916)	-	(5,216)
Discontinued operations:
(Loss) from operations of discontinued real estate and mortgage business	-	-	-	-	-	-	-	-	(131)	(131)
Income tax benefit	-	-	-	-	-	-	-	-	-	-
Loss on discontinued operations	-	-	-	-	-	-	-	-	(131)	(131)
Non-controlling interest	-	-	4	-	4	-	-	(17)	-	(17)
Net (Loss) Income	$(7,139)	(1,584)	(966)	-	(9,689)	$(4,056)	(244)	(933)	(131)	(5,364)
Segment assets	$711	9,791	27,201	-	37,703	$2,876	5,542	26,298	6	34,722

Two Rivers Water Company -- September 30, 2012 -- 10Q

NOTE 5 – EQUITY TRANSACTIONS

Common Stock

During the nine months ended September 30, 2011 the Company had the following common stock transactions:
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

During the nine months ended September 30, 2012 the Company had the following common stock transactions:
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

•	In January, 2012 100,000 RSU shares, as part of an overall grant of 700,000 shares, were issued to the Company’s CFO pursuant to the 2011 Plan.
•	In January, 2012 200,000 shares, as part of an overall grant of 400,000 shares, were issued to a former member of the Board of Directors.
•	In February, 2012 the Company issued 83,330 shares to our investor relations consultants as partial payment for their services.
•	In March, 2012 the Company issued 400,000 shares to participating lenders in consideration of the Bridge Loan.
•	In April 2012, the Company issued 25,000 RSU shares to the estate of a previous employee under our 2011 Plan.
•	In June 2012, the Company issued 166,666 RSU shares of the total grant of 700,000 shares pursuant to the CFO’s employment agreement and to the 2011 Plan.
•	In June 2012, the Company issued 200,000 RSU shares to complete a grant of 400,000 shares to a former member of the Board of Directors.
•	In June 2012, the Company issued 50,000 shares to a key vendor, as partial payment for services performed.
•	In June 2012, the Company issued 166,666 RSU shares to a board member for consulting services performed from April 1, 2012 through June 30, 2012.
•	In June 2012, the Company issued 100,000 shares through the exercise of warrants.
•	In September 2012, the Company issued 50,000 shares to a key vendor, as partial payment for services performed.

Two Rivers Water Company -- September 30, 2012 -- 10Q

Stock Incentive Plans

The Company previously had a 2005 Stock Option Plan (“2005 Plan”) that was superseded by the Two Rivers 2011 Long-Term Stock Incentive Plan (“2011 Plan”).   Upon the Company’s shareholder adoption of the 2011 Plan, the 2005 Plan stopped issuance of any further grants, except for grants previously committed by agreement.

Under the 2005 Plan, we have the following stock options issued and outstanding:

Optionee	Company Relationship	Shares	Date of Grant	Vesting Date	Performance Requirement	Expiration Date	Exercise Price - Exercised toDate
Howard Farkas	Former Director	1,023,200	Jul 2006	Jul 2006	Satisfied	Jul 2016	$1.25	-
Empl-oyees	Employee	40,000	Apr 2011	(1)	(2)	Apr 2021	$3.00	-
Wallick Associates	Consultant	600,000	(3)	(3)	Satisfied	(3)	$1.25	-
		1,663,200
Exercisable September 30, 2012		1,636,533
Notes:
(1) Vests 1/3 at the end of each 12 months from Date of Grant
(2) Satisfactory employee performance during vesting period
(3) Various grant dates of during 2011 and 2012. When granted, the options immediately vested. Expiration is 5 years from the date of grant.

If all of the options were exercised, $2,149,000 would be collected by the Company and yield an average share price of $1.29.

During the nine months ended September 30, 2012, the Company issued 204,480 options under the 2005 Plan and pursuant to a prior written agreement with a financial consultant.  The options have a strike of $1.25/share.  Of the 204,480 options, 83,333 options were issued in conjunction with a successful debt placement; the fair value is being amortized over the three-year life of the associated debt, or $3,000 per quarter which is recognized as interest expense.  The remaining 121,147 options issued in 2012 were for current services; therefore the fair value of $44,000 was expensed to consulting expense.

Option Valuation Process

The fair value of each option award is estimated on the date of grant.  To calculate the fair value of options, the Company uses the Black-Scholes model employing the following variables:

Expected stock price volatility	78%
Risk-free interest rate	2.64%
Expected option life (years)	2.2 to 5.2
Expected annual dividend yield	0%

Two Rivers Water Company -- September 30, 2012 -- 10Q

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

Under the 2011 Plan, we have issued the following Restricted Stock Units (RSUs):

Grantee	Company Relationship	RSUs issued	Date of Grant	Vesting Date	Performance Requirement	Exercised to Date
John McKowen	Chairman/CEO	2,480,948	Oct 2010	(1)	(2)	-
		1,400,000	Jan 2012	(1)	(3)	-
Gary Barber	President/COO	1,000,000	Oct 2010	(1)	(2)	-
		1,400,000	Jan 2012	(1)	(3)	-
Wayne Harding	CFO	700,000	Oct 2010	(1)	(2)	366,666
		500,000	Jan 2012	(1)	(3)	-
John Stroh	Director	220,236	Oct 2010	Jan 2011	n/a	220,236
Jolee Henry	Prior Director	400,000	Oct 2010	Jan 2011	n/a	400,000
Employees (5)	Past & Present Employees	558,570	Various	(1)	(4)	150,000
		8,659,754				1,136,902

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

The 2011 Plan has a total of 10,000,000 shares available for grants.  With 9,684,754 RSUs and options granted, and 1,025,000 RSUs cancelled, there is a balance of 1,340,246 shares available for grants under the 2011 Plan.

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

It is estimated that $6,497,000 in stock-based compensation expense will be fully amortized by December 31, 2015.

Two Rivers Water Company -- September 30, 2012 -- 10Q

The stock-based compensation expense was $1,015,000 for the three months ended September 30, 2012 and $3,051,000 for the nine months ended September 30, 2012.

The stock-based compensation expense was $646,000 for the three months ended September 30, 2011 and $2,103,000 for the nine months ended September 30, 2011.

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

As of September 30, 2012, the Company has outstanding the following warrants to purchase common stock:

Grantee	Company Relationship	Shares	Date of Grant	Vesting Date	Expiration Date	Exercise Price
Holders of Series B Debt	Investors	2,132,800	Aug 2011	Aug 2011	Dec 2013	$2.50
Broker Dealer Series B Debt	Placement Agent	170,624	Aug 2011	Aug 2011	Sep 2014	$2.50
Boenning Scattergood	Financial Advisor	250,000	May 2011	May 2011	May 2016	$2.00
Investor Group	Investors	300,000	Feb 2012	Mar 2012	(1)	(1)
Wedbush Securities	Financial Advisor	200,000	June 2012	June 2012	June 2017	$1.20
Total		3,053,424
(1) These warrants are priced at the same price per share as the expected equity offering and expire one year after the completion of the expected equity offering.

Conversion Rights:

As of September 30, 2012, through the Company’s various capital raising activities, we have issued the following rights to convert debt into the Company’s common stock as follows:

Two Rivers Water Company -- September 30, 2012 -- 10Q

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

NOTE 6 – SUBSEQUENT EVENTS

In October 2012, the Company obtained extensions to May 31, 2013 on $3,794,000 of the principal of the Bridge Loans.  In exchange for these extensions, the terms remain the same and the Company will issue the note holders restricted stock of the Company computed by multiplying the face amount of the note by 10% and dividing by $1.75 (per share).  These shares will be issued in the quarter ending December 31, 2012 and the cost will be amortized from November 1, 2012 to May 31, 2013 on a straight line basis.

During October 2012, the Company’s wholly owned subsidiary, DFP, issued a private placement offering  up to $5,000,000 of preferred shares in Dionisio Farms & Produce, Inc.   As of November 5, 2012, DFP has closed on $3,250,000.
On November 2, 2012, the Company completed its acquisition of Dionisio Produce and Farms, LLC and its affiliated entities through the payment of $900,000 and a seller carry-back promissory note of $600,000 (“Seller Note”).  The Seller Note is due in five years, carries interest at 6%, and is payable quarterly.  No principal is due until the note matures.  The Seller Note is secured by certain farm equipment, that was purchased in this transaction. The assets acquired from Dionisio Produce and Farms, LLC and its affiliated entities will be transferred to DFP.

Two Rivers Water Company -- September 30, 2012 -- 10Q

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

The following section focuses on the key indicators reviewed by management in evaluating our financial condition and operating performance, including the following:

•	Revenue generated from our core businesses.
•	Expenses associated with acquiring and developing our business.
•	Availability of cash to continue growing our business.

Our MD&A section includes the following items:

•	Our Business – The Company’s plans and expectations.
•	Results of Operations – our financial results from the three months and nine months ended September 30, 2012 versus September 30, 2011.
•	Liquidity, Capital Resources and Financial Position – discussion of our current and expected financial position and liquidity detail.
•	Critical Accounting Policies and Use of Estimates – a summary of applicable accounting policies to our business.

Two Rivers Water Company -- September 30, 2012 -- 10Q

Our Business

Our Company acquires, develops, and operates irrigated farmland, water rights, and associated infrastructure.  We believe Two Rivers Water Company has a unique business plan that is structured to succeed as demand for food and water rises.  We believe that a business that seeks to satisfy the rising demand of these necessities can flourish.  We believe that the demand for food will continue to rise and that the demand for water, which is already in demand for residential, industrial, and municipal uses besides agricultural use, will also continue to rise.

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

The Company’s current crop production consists of animal fodder crops (e.g., sorghum and alfalfa), exchange traded grains (e.g., corn) and human-consumption produce (such as cabbage, parsnips and pumpkins).  The Company expects to increase the variety of crops we produce as we expand our farming operations and when we secure contracts with purchasers.  The Company expects to also provide reliable, renewable water supplies for municipal water users through a program of rotationally fallowing our farmland.  Rotational Farm Fallowing is an agricultural best practice whereby portions of farm acreage are fallowed on a rotational basis each year thereby allowing the water that would have otherwise been consumed in crop production to be consistently available for municipal and industrial uses.

Two Rivers Water Company -- September 30, 2012 -- 10Q

The Company currently owns approximately 4,915 gross acres, but not all of those acres have yet been brought into production.  During the 2012 crop year (which is the same as the calendar year), the Company will produce cash crops from approximately 440 acres of high yield irrigated farmland.  In normal years, each acre of irrigated farmland is capable of producing the equivalent of 200+ bushels of corn, 6 tons of alfalfa, or 65,000 pounds of cabbage.  The Company expects to acquire and develop in excess of 30,000 acres of high yield irrigated farmland along the Arkansas River in Colorado within the next five years.  Some of the Company’s farms have been granted National Organic Program (NOP) Certification.

Redeveloping farmland that has not been productive for many years requires capital improvements.  The Company expends capital in leveling the land, acquiring water rights, and building efficient irrigation systems.  There are expenses involved in planting, growing, and harvesting the crops.

Two Rivers actively pursues acquiring existing farm operations that irrigate under historic water rights.  In June 2012, Two Rivers purchased certain assets from Dionisio Produce and Farms, LLC, which has been in current operation since the 1930s, and is irrigated by Bessemer Ditch, which is one of the most senior irrigation rights in the Arkansas River Basin.  The remaining assets of Dionisio Produce and Farms, LLC werwe acquired November 2, 2012.  The Company expects to acquire, improve, and farm an additional 5,000 acres of farmland irrigated by the Bessemer Ditch within the next five years, subject to capital availability and operational constraints.

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

The Company has expanded operations through various funding mechanisms, which include debt, convertible debt and equity capital.  Since inception, the Company has raised and invested over $33 million in assembling and improving assets necessary to support its two integrated businesses.  The Company plans to raise an additional $100 million in equity capital to support our expansion over the next five years in order to fully develop the high yield irrigated farmland and water assets within the Huerfano Cucharas two river basin.  We cannot make any assurances that we will be able to raise such funds or whether we will be able to raise such funds on terms that are acceptable to us.

Two Rivers Water Company -- September 30, 2012 -- 10Q

Results of Operations

The majority of the Company’s revenue is generated from farm product.  Harvesting of the farm product mainly occurs in the third and fourth quarter of each calendar year.  Costs associated with the growing of the farm product are capitalized as inventory until the crop is harvested and sold.  The cost of the farm product is carried at lower of cost or market.

For the three Months Ended September 30, 2012 compared to the three Months Ended September 30, 2011 – Consolidated Operations

During the three months ended September 30, 2012, we recognized revenues from continuing operations of $409,000 compared to $25,000 in revenues from continuing operations during the three months ended September 30, 2011.   Revenues were a result of beginning harvesting our crops (farming income of $381,000) and water income of $34,000.  We incurred $280,000 in crop expenses producing a Company-wide gross margin of $129,000.

This quarter is the first quarter since 2010 that the Company has generated farm revenue.  The farm revenue from this quarter is attributable to the acquisition of Dionisio Produce and Farms, LLC.  The Company intends to continue its expansion into existing irrigated farmland to further increase revenue.  In addition, the gross margin generated from farm activities in this quarter was $101,000 or 26.5%.  This result occurred in a very challenging farming period, due to record heat and very limited water supplies.  The Company believes that as farm operations expand, the farming gross margin will improve with economies of scale and better growing conditions.

Operating expenses from continuing operations during the three months ended September 30, 2012 and 2011 were $2,125,000 and $1,956,000, respectively.  The increase of $169,000 is primarily due to an increase in non-cash expense of granting of options and restrictive stock units.     Management expects the expenses will continue to increase as we expand our business in irrigated farming and water segments.

For continuing operations, during the three months ended September 30, 2012 and 2011, we recognized a net loss of $3,087,000 and $1,816,000, respectively.  This increase of the net loss of $1,271,000 is largely due to an increase of interest expense and debt issuance cost of $777,000 and recognition of a gain from extinguishment of notes payable of $384,000 recognized in the three months ended September 30, 2011.

For the Nine Months Ended September 30, 2012 compared to the Nine Months Ended September 30, 2011 – Consolidated Operations

During the nine months ended September 30, 2012, we recognized revenues from continuing operations of $456,000 compared to $73,000 in revenues from continuing operations during the nine months ended September 30, 2011.   Revenues were a result of beginning harvesting our crops (farming income of $381,000), water income of $34,000 and Mutual Ditch Company assessments not paid by the Company (member assessments of $36,000).  Assessments paid by the Company have been eliminated in consolidation.  We incurred $280,000 in crop expenses producing a Company-wide gross margin of $176,000.

As discussed above, the Company is continuing to expand into existing irrigated farmland operations, which we expect will continue to increase our farming revenues.  We anticipate our gross margin of 26.5% to improve as our expansion continues.

Operating expenses from continuing operations during the nine months ended September 30, 2012 and 2011 were $6,884,000 and $4,842,000, respectively.  The increase of $2,042,000 is primarily due to an increase of $948,000 in the non-cash expense of granting of options and restrictive stock units, a $162,000 increase in depreciation expense, a $276,000 increase in legal, a $101,000 from an annual lease payment that began in 2012 and general expenses increasing as we expand farming operations.

For continuing operations, during the nine months ended September 30, 2012 and 2011, we recognized a net loss of $9,689,000 and $5,366,000, respectively.  The increased loss of $4,323,000, besides what was discussed in the previous paragraph, is due from an increase of $1,955,000 in interest and debt issuance costs and $315,000 in warrant expense for the nine months ended September 30, 2012.

2 An acre-foot of water is the amount of water required to cover one acre to a depth of one foot.  An acre-foot of water contains 325,851 gallons, generally considered enough water to supply two average households for a year.

Two Rivers Water Company -- September 30, 2012 -- 10Q

LIQUDITY

We have the following principal payments due in each year:

Year Ending December 31,	Principal Due
2012	$299,000
2013	10,691,000
2014	7,792,000
2015	1,324,000
2016	70,000
2017 & beyond	917,000
Total	$21,093,000

We plan to meet our operating expense and principal reduction obligations through our DFP preferred stock private placement and an anticipated secondary offering in the second quarter of 2013.

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

Two Rivers Water Company -- September 30, 2012 -- 10Q

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

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to the impact of interest rate changes and change in the market values of the Company’s investments.  Based on the Company’s market risk sensitive instruments outstanding as of September 30, 2012, as described below, management has determined that there was no material market risk exposure to the Company’s consolidated financial position, results of operations, or cash flows as of such date. The Company does not enter into derivatives or other financial instruments for trading or speculative purposes.

INTEREST RATE RISK

At September 30, 2012, the Company’s exposure to market rate risk for changes in interest rates relates primarily to its borrowings and opportunities for retiring or rolling over its debt.   The Company has not used derivative financial instruments in its credit facilities.  A hypothetical 10% increase in the Prime Rate would not be significant to the Company's financial position, results of operations, or cash flows.

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

Two Rivers Water Company -- September 30, 2012 -- 10Q

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to the impact of interest rate changes and change in the market values of our real estate properties and water assets.  Because the Company has no market risk sensitive instruments outstanding as of September 30, 2012, it was determined that there was no material market risk exposure to our consolidated financial position, results of operations, or cash flows as of such date.  We do not enter into derivatives or other financial instruments for trading or speculative purposes.

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

The Company, under the supervision and with the participation of the Company's management and staff, documented and then performed an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of September 30, 2012.  Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, the Company's disclosure controls and procedures were effective as of September 30, 2012.

There was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2012, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Two Rivers Water Company -- September 30, 2012 -- 10Q

PART II.  OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

There has been no significant change from the filing of our December 31, 2011 Annual Report on Form 10K/A.

ITEM 1A.    RISK FACTORS

Not applicable to Smaller Reporting Issuers.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the period of April 1, 2012 through September 30, 2012 the Company had the following common stock transactions:
•	In April 2012, the Company issued 25,000 shares to the estate of a previous employee under our 2011 Plan.
•	In April 2012, the Company issued 25,000 options with an exercise price of $1.05/share to a key vendor.
•	In May 2012, the Company issued 121,147 options with an exercise price of $1.25/share to a key vendor.
•	In June 2012, the Company issued 166,666 shares of the total grant of 700,000 shares pursuant to the CFO’s employment agreement and to the 2011 Plan.
•	In June 2012, the Company issued 200,000 shares to complete a grant of 400,000 shares to a former member of the Board of Directors.
•	In June 2012, the Company issued 50,000 shares to a key vendor, as partial payment for services performed.
•	In June 2012, the Company issued 166,666 shares to a board member for consulting services performed from April 1, 2012 through June 30, 2012.
•	In June 2012, the Company issued 100,000 shares through the exercise of warrants.
•	In June 2012, the Company issued 200,000 warrants to our financial advisor for services in connection with negotiating, structuring and implementing the Stock Purchase Agreement.
•	In September 2012, the Company issued 50,000 shares to a key vendor, as partial payment for services performed.

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

Two Rivers Water Company -- September 30, 2012 -- 10Q

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

Two Rivers Water Company -- September 30, 2012 -- 10Q

SIGNATURES

   Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TWO RIVERS WATER COMPANY (Registrant)
Dated: November 8, 2012	By: /s/ John McKowen
Chief Executive Officer & Chairman of the Board
By: /s/ Wayne Harding
Chief Financial Officer & Principal Accounting Officer

Two Rivers Water Company -- September 30, 2012 -- 10Q