Form 10-K
period 2012-12-31
TWO RIVERS WATER & FARMING Co
filed 2013-03-25
CIK 1302946

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO S
ECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012
Or
 [ ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the transition period from _________ to _____________

Commission file number: 000-51139
TWO RIVERS WATER & FARMING COMPANY

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

i

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
Yes |_| No |X|

The aggregate market value of voting stock held by non-affiliates of the registrant was approximately $36,594,000 as of June 30, 2012.

There were 24,480,050 shares outstanding of the registrant's Common Stock as of March 15, 2013.

Two Rivers Water & Farming Company -- 2012 Annual Report and 10K

Bibliography

Colorado Foundation for Water Education. (2009). Citizens Guide to Colorado Water Law. Denver: Colorado Foundation for Water Education.
Colorado Springs Utilties . (2009). Southern Delivery System. Retrieved Feburary 17, 2012, from http://www.sdswater.org/overview.asp
Colorado Water Conservation Board. (2011). Colorado's Water Supply Future. Denver: Colorado Water Conservation Board.

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
Grantham, J. (2011). Time to Wake Up: Days of Abundant Resources and Falling Prices are Over. GMO, LLC, GMO.com, 18.
U.S. Department of the Interior Bureau of Reclamation . (2005, October ). SDS EIS Newsletter. Southern Delivery System Project, p. 5.

Two Rivers Water & Farming Company -- 2012 Annual Report and 10K

Two Rivers Water & Farming Company Corporate Organization

The Company’s organizational structure is illustrated in the above chart.  Two Rivers Water & Farming Company is the parent company and owns 100% of Two Rivers Farms, LLC (“Two Rivers Farms”) and Two Rivers Water, LLC (“Two Rivers Water”).  Two Rivers Farms owns 100% of Two Rivers Farms F-1, Inc., Two Rivers Farms F-2, Inc. and Dionisio Farms & Produce, Inc.  Two Rivers Farms also owns unencumbered farmland that will eventually be redeveloped and brought into production.  Two Rivers Water owns 91% of the Huerfano-Cucharas Irrigation Company (sometimes referred to elsewhere in this annual report as HCIC) and 100% of the Orlando Reservoir No. 2 Company LLC.

Two Rivers Water & Farming Company -- 2012 Annual Report and 10K

Unless the context requires otherwise, references in this document to “Two Rivers Water & Farming Company,” “Two Rivers”, “We,” “Our,” “Us” or the “Company” is to Two Rivers Water & Farming Company and its subsidiaries.

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

PART I

ITEM 1.  BUSINESS

Summary

Two Rivers has developed and operates a revolutionary new water business model suitable for arid regions in the southwestern United States whereby the Company synergistically integrates irrigated farming and wholesale water distribution into one company, utilizing a practice of rotational farm fallowing.  Rotational farm fallowing, as it applies to water, is a best methods farm practice whereby portions of farm acreage are temporarily fallowed in cyclic rotation to give soil an opportunity to reconstitute itself.  As a result of fallowing, an increment of irrigation water can be made available for municipal use without permanently drying up irrigated farmland.  Collaborative rotational farm fallowing agreements between farmers and municipalities make surplus irrigation water available for urban use during droughts and, conversely, make surplus urban water available for irrigation during relatively wet periods. The Company produces and markets high value vegetable and fodder crops on its irrigated farmland and provides wholesale water distribution through farm fallowing agreements in its initial area of focus on the Arkansas River and its tributaries on the southern Front Range of Colorado.

Two Rivers Water & Farming Company -- 2012 Annual Report and 10K

Two Rivers operates in the Arkansas River Basin, which includes the watershed of the two rivers for which the Company is named, the Huerfano and Cucharas Rivers.  This combined watershed of the Huerfano and Cucharas Rivers encompasses approximately 1,860 square miles and extends from the eastern crest of the Continental Divide in the Spanish Peaks and Sangre de Christo Mountains to the Huerfano River’s confluence with the Arkansas River, just downstream of Pueblo, Colorado.  The elevations in the two rivers’ watershed thus begin at more than 14,000 feet above sea level to approximately 4,500 feet at the confluence.  As noted, the Huerfano and Cucharas Rivers are tributaries of the Arkansas River, which, in turn, is a tributary of the Mississippi River.  The Arkansas River Basin is subject to legal administration under the 1948 compact between Colorado and Kansas.

Since beginning operations in 2009, Two Rivers has invested approximately $40,000,000 acquiring and developing irrigated farmland and the associated water rights and infrastructure.  The Company has begun negotiations with Pueblo Board of Water Works and Colorado Springs Utilities to acquire, engineer and build gravel pit storage reservoirs on lands just east of the confluence of the Arkansas River and Fountain Creek in Pueblo County, Colorado.  The gravel pit reservoirs will enable the exchange of trans-mountain water between the Company’s farming operations on the Bessemer Ditch and the Huerfano Cucharas Irrigation Company (HCIC) canal systems in Pueblo County.  By delivering excess municipal water to the HCIC canal systems, the Company can reintroduce water onto 3,000 acres of fallow farmland it owns and as much as 20,000 additional acres of land the Company can acquire.  We are beginning the acquisition and development of reservoir storage on permitted gravel pits in a strategic location just east of the convergence of the Arkansas River and Fountain Creek in the vicinity of Pueblo, Colorado.  Development of these water storage reservoirs will significantly enhance our ability to implement rotational farm fallowing in conjunction with municipalities on the Arkansas River.

In 2012, Two Rivers made a significant acquisition of irrigated farmland.  Two Rivers acquired Dionisio Farms & Produce (“DFP”), which consistently produces high value fruits and vegetables and animal fodder crops on 353 acres irrigated by the Bessemer Ditch off the Arkansas River.  As an illustration of DFP’s ability to consistently produce crops, during the 2012 widespread United States drought and heat wave, DFP produced 200+ bushels of corn per acre, while the national average for corn production fell to 120+ bushels of corn per acre.  Russ Dionisio serves as the Chief Operating Officer of Two Rivers Farms and is responsible for all farming operations of Two Rivers.

The Company owns 91% of the Huerfano Cucharas Irrigation Company and thereby controls certain water rights, water storage facilities, and diversion canals which will enable exclusive redevelopment of 20,000+ irrigable acres in an area adjacent to DFP.  Through the development of new reservoirs on the Arkansas River in collaboration with other water users, Two Rivers has a unique and sustainable economic advantage and opportunity within our Southeastern Colorado sphere of farm operations.  The Company’s water assets also have inherent advantages compared to other water assets which are tributary to the Arkansas River as a result of our assets’ seniority, entitlements, elevation and proximity to Front Range communities and water conveyance facilities.  To capitalize on these advantages, the Company expects to build and refurbish storage reservoirs which, together with our diversion rights and facilities will allow us to store an additional 75,000 acre-feet of water (over and above the 15,000 acre-feet of currently operable water storage) in our area of operations within the next five years.  The additional water storage will provide reliability during dry years and dry seasons, enabling the Company to expand our farming operations to maintain balance between irrigable land and available irrigation water.  The development of much needed storage reservoirs in the area will allow the Company to offer storage to other water users in the area.  Through water exchanges and other water-related transactions, the reservoirs can potentially increase and strengthen the Company’s existing water rights.

Two Rivers Water & Farming Company -- 2012 Annual Report and 10K

Our Business

Two Rivers has developed and operates a revolutionary new water business model suitable for arid regions in the southwestern United States whereby the Company synergistically integrates irrigated farming and wholesale water distribution into one company, utilizing a practice of rotational farm fallowing.  Rotational farm fallowing, as it applies to water, is a best methods farm practice whereby portions of farm acreage are temporarily fallowed in cyclic rotation to give soil an opportunity to reconstitute itself.  As a result of fallowing, an increment of irrigation water can be made available for municipal use without permanently drying up irrigated farmland.  Collaborative rotational farm fallowing agreements between farmers and municipalities make surplus irrigation water available for urban use during droughts and, conversely, make surplus urban water available for irrigation during relatively wet periods. The Company produces and markets high value vegetable and fodder crops on its irrigated farmland and provides wholesale water distribution through farm fallowing agreements in its initial area of focus on the Arkansas River and its tributaries on the southern Front Range of Colorado.

Our Water Business

The Value of Water in Colorado

Along the Front Range of Colorado, water is a scarce and valuable resource.  Natural precipitation varies widely throughout the year and from one year to another.  Rivers, which flood with the spring melt from the mountain snowpack, may be refreshed only with the occasional thunderstorm in the heat of the summer growing season.  Annual precipitation also varies between surplus and drought.  Additionally, the large majority of Colorado’s population resides on the Front Range (east of the Continental Divide) while the large majority of the State’s precipitation falls on the Western Slope (west of the Divide).  Over time, many communities, farms and enterprises developed trans-mountain diversions to bring more water to the Front Range.  Precipitation on the Front Range, and water diverted from the Western Slope, drain to the Mississippi River through the South Platte and Arkansas Rivers.  Water on the Western Slope drains through the Colorado River.  All of the State’s rivers are administered pursuant to interstate compacts with neighboring states.  As a result of the variability of Colorado’s hydrology, its arrangements for diversions, storage and beneficial use, and its obligations to downstream states, Colorado has developed an integrated and complex water rights administration system.

In Colorado and the Western United States, the right to use water is based on the Prior Appropriation Doctrine which is often referred to as “first in time, first in right.”  Under this doctrine, water use is allocated to satisfy the oldest (“most senior”) water right before water is allocated to the next water right in historic chronology (a “junior water right” in comparison to a water right perfected earlier).  Moreover, in Colorado, water rights and their relative priorities are protected by judicial decrees and are administered by the Office of the State Engineer (the “State Engineer”) within the Colorado Department of Water Resources (“DWR”).  The ability to consistently irrigate farmland, and thus avoid the inconsistencies of rainfall, is therefore tied to the relative seniority of historic water rights.  Two Rivers is focused on developing irrigated farmland and maximizing beneficial use of the water rights associated with that farmland.

To manage water uses according to the Prior Appropriation Doctrine, Colorado maintains both judicial oversight through regional water courts and administrative oversight through the State Engineer.  Water rights claims are filed in the court, adjudicated as necessary to resolve any adverse claims, and then decreed though an enforceable judgment.  The State Engineer is charged with administering the accorded priorities among the various water rights in each of the State’s river systems.

Two Rivers Water & Farming Company -- 2012 Annual Report and 10K

Colorado water law further recognizes two distinct but related prior appropriative rights: direct diversion rights and storage rights. Direct diversion rights permit a user in priority to divert water directly from the river for immediate beneficial use (such as irrigation); storage rights permit a user in priority to divert water from the river and impound the water in a reservoir to re-time the water for later beneficial use.  Thus, in Colorado, a direct diversion right must be conveyed to an immediate use; it cannot be stored without a storage right.  As a result, both types of appropriative rights are often paired, when possible, so that in priority diversion rights can be re-timed through the exercise of a companion storage right to address seasonal and year-to-year variability in natural supplies.  The older the appropriation date of any water right, the more reliable is its yield; similarly, the more effectively a senior diversion right is paired with a senior storage right, the more reliable each becomes.

Administration of Water Rights

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

Stymied in their attempts to import additional surface water from distant watersheds, some municipalities and water providers began to rely on inherently unsustainable groundwater “mining” (depleting aquifers for current consumption at a rate in excess of the rate at which natural recharge occurs).  After decades of such groundwater mining, many of the aquifers on the Front Range have been severely depleted.  Some municipalities also purchased farms with water diversion rights and then ceased irrigating the farmland, transferring the water to their urban uses.  Because neither the practice of groundwater mining nor the practice of “buying up and drying up” farmland is sustainable, Colorado law has placed limits and regulations on both practices.

Recognizing the need for additional water sources along the Front Range, the Colorado Water Conservation Board (“CWCB”) published its 2050 Municipal and Industrial Gap Analysis in 2011.  This report estimates that the Arkansas and South Platte Basins (essentially the Front Range) will have a combined average annual supply shortage of 130,000 acre-feet1 of water by 2050 (Colorado Water Conservation Board, 2011, p. table 2.2).  The difficulty and expense of incremental trans-mountain diversions coupled with the unsustainability of groundwater mining and agricultural-to-urban transfers—as documented by the CWCB—motivates Front Range water purveyors to address the projected gap and to identify and develop inherently scarce renewable sources of water.

Two Rivers Water & Farming Company -- 2012 Annual Report and 10K

As early as 2005, the Colorado General Assembly created basin roundtables to convene regional water purveyors to address the looming municipal supply gap.  The roundtables were charged to identify “projects and methods to meet the consumptive and non-consumptive needs of the basin.” (Colorado House Bill 05-1177).  The potential solutions include Identified Plans and Process (“IPP’s”), Conservation, New Supply Development and Alternatives to Agricultural Transfers.

The Arkansas River Basin Roundtable has only a few IPPs to meet the water supply gap identified in its basin.  The most significant of the Arkansas Basin IPPs is the Southern Delivery System (SDS), an $800 million, 62-mile water supply pipeline and associated pumping plants currently under construction by a consortium of four regional water purveyors including Colorado Springs. These purveyors will use a portion of the capacity in the SDS to transport water made available to each of them under their respective contracts with the United States Bureau of Reclamation (USBR).  (U.S. Department of the Interior Bureau of Reclamation, 2005, p.1)  The SDS connects USBR’s Pueblo Reservoir on the Arkansas River, the point of delivery under the USBR contracts, with the purveyors’ service areas. (Colorado Springs Utilities, 2009)

In order to address a portion of the identified gap between forecast supply and demand within the Arkansas Basin and to provide a substitute source of water for Front Range communities that are too reliant on depleted groundwater aquifers, the design and planning for the SDS anticipate that other water purveyors will subscribe for pipeline capacity to transport renewable water supplies to their service areas.  (Recommended Terms and Conditions and Mitigation of Project Impacts, Southern Delivery System 1041 Application, March 18, 2009)

The Company has commenced discussions with some of these purveyors to determine whether the Company’s water storage and management assets can be integrated with other water resources to meet a portion of the identified gap between forecast supply and demand along the Front Range.  In order to facilitate such collaborative regional water resource planning, in late 2011, the Company filed a water court case seeking authorization for routine exchanges of water between the Company’s storage facilities in the Huerfano/Cucharas watershed and the main stem of the Arkansas River.  Through such exchanges, the water management infrastructure developed for and dedicated to the Company’s Farming Business could also support management of the urban water districts’ demand by delivering water to the SDS for transport to such districts’ service areas.  In February of 2012, the Office of the State Engineer administratively approved such exchanges as part of the Company’s substitute water supply plan (SWSP).  The SWSP is expected to remain in effect until the water court adjudicates the Company’s case.  Although no water management agreement has yet been reached, the Company believes that, based on the identified demand for renewable water supplies and the availability of conveyance capacity in the SDS, we will be able to negotiate mutually satisfactory water management contracts with one or more of these purveyors.

Two Rivers Water & Farming Company -- 2012 Annual Report and 10K

Our Water Rights

Two Rivers Water & Farming Company owns and operates various senior water rights in the Arkansas River Basin, which we use or plan to use to irrigate our farmland.  This diversified portfolio is made up of a combination of direct flow rights and storage rights.

Table 1 – Surface rights owned by the Company

Structure	Elevation	Priority No.	Appropriation Date	Consumptive Use	Decreed Amount
Butte Valley Ditch	5,909 ft	1	5/15/1862	360 A.F.	1.2 cfs
Butte Valley Ditch		9	5/15/1865		1.8 cfs
Butte Valley Ditch		86	5/15/1886		3.0 cfs
Butte Valley Ditch		111	5/15/1886		3.0 cfs
Robert Rice Ditch	5,725 ft	19	3/01/1867	131 A.F.	3.0 cfs
Huerfano Valley Ditch	4,894 ft	120	2/2/1888	2,891 A.F.	42.0 cfs
Huerfano Valley Ditch		342	5/1/1905		18.0 cfs
Bessemer Irrigation Company	4,600 ft	2 4 - 16.5 18 - 27 28 33.5 34.5 36 40 41 42.5 55	4/1/1861 12/1/1861 5/31/1864 6/1/1866 1/8/1867 5/31/1867 11/1/1870 12/1/1870 9/18/1873 1/1/1876 1/1/1878 5/5/1881 6/20/1881 3/1/1882 5/1/1887	62,029 A.F.*	2 cfs 20 cfs 3.74 cfs 3 cfs 2.5 cfs 5.13 cfs 1.47 cfs 3.40 cfs 2 cfs 3 cfs .41 cfs 14 cfs 2 cfs 8 cfs 322 cfs
* The Company owns .01% of the Bessemer; therefore our ownership is .01% of the consumptive use.  This is computed by the Company’s ownership of approximately 183 shares divided by the total Bessemer shares outstanding of 17,980.  The 62,029 A.F. is a 100 year average.  The 10 year average for consumptive use is 66,566 A.F. and 5 year average is 57,362 A.F.

1   An acre-foot of water is the amount of water required to cover one acre to a depth of one foot.  An acre-foot of water contains 325,851 gallons, generally considered enough water to supply two average households for a year.  Annual irrigation in Southeastern Colorado consumes approximately three acre-feet of water per acre of crop.

Two Rivers Water & Farming Company -- 2012 Annual Report and 10K

Table 2 – Storage rights owned by the Company

Structure	Elevation	Priority No.	Appropriation Date	Average Annual Yield	Decreed Amount (A.F.)	Operable Storage (A.F.)
Huerfano Valley Reservoir	4,702 ft	6	2/2/1888	1,424 A.F.	2,017	1,000
Cucharas Valley Reservoir	5,570 ft	66	3/14/1906	3,055 A.F.	31,956.	10,000
Cucharas Valley Reservoir*	5,705 ft	66c	3/14/1906		34,404
Bradford Reservoir	5,850 ft	64.5	12/15/1905	-	6,000	-
Orlando Reservoir # 2	5,911 ft	349	12/14/1905	1,800 A.F.	3,110	2,400
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

Two Rivers Water, LLC (“TR Water”)

During 2011, the Company formed TR Water to secure additional water rights, rehabilitate water diversion, conveyance and storage facilities and to develop one or more special water districts.

The Huerfano-Cucharas Irrigation Company (“HCIC”)

In order to supply its farms with irrigation water, the Company began to acquire shares in the HCIC Company, a historic mutual ditch company formed by area farmers in order to develop and put to use their water rights on the two rivers.  At the time HCIC was formed in 1944, the water in the two rivers was continuously augmented by groundwater pumped from coal mines that operated in the watershed.  The augmented and natural flow of the rivers, along with the water rights and facilities of HCIC Company were sufficient to provide reliable irrigation water for the shareholders and their expanding farm enterprises.  However, in the years following World War II, the mines began to cease production and, therefore, stopped pumping groundwater out of the mine shafts and into the river channels.  As a result of the reduction in downstream flow in the rivers, the extent of farming in the watershed could no longer be reliably irrigated.  In some years, crops failed for lack of late summer irrigation water and, over time, once thriving farms withered.  Because of such failures and the reduced flow in the rivers, the shareholders of HCIC were unable or unwilling to adequately maintain the water diversion, conveyance and storage facilities.  Therefore, at the time the Company decided to invest in the Huerfano/Cucharas watershed, the shares in HCIC had become less valuable and the residual farming in the area had reverted primarily to pasture and dry grazing.

Beginning in 2009, the Company systematically acquired shares in HCIC and, as of December 31, 2010, had acquired 91% of the shares, which it continues to own.   The shares were acquired from willing sellers in a series of arm’s length, negotiated transactions for cash, promissory notes, and the Company’s common shares.  As the controlling shareholder, the Company currently operates HCIC and has undertaken a long-term program to refurbish and restore the historic water management facilities.  Based on management’s estimate of value, which included management’s consideration of an independent appraisal, we determined that the Company’s interest in HCIC had a book value, measured through fair value accounting, of $24,196,000, on December 31, 2011.  HCIC’s assets, liabilities and results are consolidated in the Company’s financial statements.

Two Rivers Water & Farming Company -- 2012 Annual Report and 10K

Orlando Reservoir No. 2 Company, LLC (“Orlando”)

Orlando is a Colorado limited liability company originally formed to divert water from the Huerfano River, for storage in the Orlando Reservoir to be re-timed and used for irrigation of farmland in Huerfano and Pueblo Counties.  At the time the Company began investing in the Huerfano/Cucharas watershed, Orlando owned the historic diversion structure, a conveyance system and a reservoir and also owned a small amount of irrigable farmland.  However, the water facilities were in deteriorated condition.  Beginning in January, 2011, through a series of transactions, the latest of which closed on September 7, 2011, the Company acquired 100% ownership of Orlando (through its wholly-owned subsidiary, TR Water) for a combination of cash, stock and seller-financing.  Promptly following the acquisition, the Company began the program for refurbishing the facilities to restore their operating efficiency.  The stated purchase price for Orlando was $3,450,000; however, for reporting the financial statements dated September 30, 2011 (and pending the results of an independent appraisal), the purchase price was computed as $3,156,750 based on cash paid, the seller carry-back note and 650,000 of the Company’s common shares issued to the seller.  The purchase price was allocated $3,000,000 to water assets and $100,000 to farm land.  The Company also recorded a forgiveness of debt of $384,000, which was computed as the difference between the cash paid plus the Company’s stock issued to the sellers plus the new seller carry back note less the previous note owed to the seller.

Following the purchase of Orlando and considering the refurbishment already underway, the Orlando was independently appraised as of January 16, 2012 at $5,195,000, considering agricultural irrigation as its highest and best use.  The gain from the bargain purchase of $1,736,000 was allocated $1,520,000 to water assets and $216,000 to land.

The Orlando assets include not only the reservoir, but also the senior-most direct flow water right on the Huerfano River (the #1 priority), along with the #9 priority and miscellaneous junior water rights.  These water rights are now integrated with the Company’s other water rights on the Huerfano and Cucharas River to optimize the natural water supply.  In addition, the water storage rights, and the physical storage reservoirs, are critical to water supply reliability in the watershed, because the storage system allows the natural spring runoff from snowmelt to be captured and re-timed for delivery to irrigate crops throughout the growing season.  Coupled with the Company’s distribution facilities and farmland, these water diversion and storage rights increase the reliability of water supplies to irrigate and grow our crops.

Dionisio Farms & Produce, Inc. (“DFP”)

As part of the purchase of DFP, the Company acquired 146 shares in the Bessemer Irrigating Ditch Company, which manages and administers the water rights in the Bessemer Ditch.  The Bessemer Ditch holds very senior water rights on the Arkansas River.  The Bessemer Ditch has sustained the Dionisio farm operations for more than 60 years, through all hydrological and weather cycles.

The Company’s purchase of DFP is further described herein under the heading “Our Farming”.

Storage Reservoirs and Infrastructure

As part of its comprehensive water and farming system, the Company owns and operates storage reservoirs and ditches.  Reservoirs allow water owners to store their water and plan the water’s distribution throughout the growing season.  Currently, the Company owns reservoirs associated with HCIC and Orlando, but is also planning to develop additional reservoirs in strategic locations in the Arkansas River watershed.  The Company is also acquiring land that can be utilized for significant water storage reservoirs.  The development of much needed storage reservoirs in the area will allow the Company to offer storage to other water users in the area.  Through water exchanges and other water-related transactions, the reservoirs can potentially increase and strengthen the Company’s existing water rights.

Two Rivers Water & Farming Company -- 2012 Annual Report and 10K

On December 31, 2012, the Company acquired land just downstream of the confluence of the Arkansas River and Fountain Creek.  This land includes permitted gravel pits which the Company expects to convert to water storage reservoirs.  The Company is planning to build a 30,000 AF storage project at this property that would be developed in conjunction with existing water users.  This reservoir will support farming operations on the Arkansas River undertaken by us and by others.

The storage reservoirs and infrastructure associated with HCIC and the Orlando are described above under the headings “The Huerfano-Cucharas Irrigation Company” and “Orlando Reservoir No. 2 Company, LLC”.

All of the Two Rivers’ reservoirs are used for irrigation in a similar manner to other reservoirs in the region, with the exception of Pueblo Reservoir which was also constructed for flood control.  Direct flow rights are generally senior to most storage rights but typically do not divert early in the spring when storage rights fill.  The Arkansas River below Pueblo Reservoir also operates a Winter Storage Program that re-allocates winter direct flow rights to storage in reservoirs from November 15 to March 15 each year.  The Bessemer Ditch has the ability to store water in the Pueblo Reservoir through the Winter Storage Program.

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

As of the date of this report, the Company has the operable right to store approximately 15,000 acre-feet of water within the Huerfano and Cucharas Rivers watershed in three separate reservoirs.  When the Company’s reservoirs on the Huerfano and Cucharas Rivers are fully restored, we will have the operable capacity and legal right to store in excess of 70,000 acre-feet of water.  Similarly, based on its portfolio of water rights, some of which are more senior than others, the Company has the right to divert from the natural flows of the two rivers in excess of 90 cubic feet per second.  Seasonal variability in the natural flow of the rivers, as well as the priorities of other water users in the system, limits the Company’s ability to divert the decreed amounts of water on a continuous basis.  The Company’s current water rights produce a long-term historic average annual diversion of approximately 15,000 acre-feet of water which provides approximately 10,000 acre-feet of consumptive use at the plant.

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

Two Rivers Water & Farming Company -- 2012 Annual Report and 10K

“Consumptive use” is the term for the portion of a water diversion right that is actually consumed by its beneficial use.  Where the beneficial use is agricultural irrigation, consumptive use represents the amount of water consumed by the irrigated crop or evaporated on the farm.  After deducting consumptive use from the amount of water diverted and applied to irrigation, the remainder is described as “return flow” to the system.  Such return flows are generally subject to appropriation downstream.  Only the consumptive use portion of a given water right is subject to transfer (that is, a change in the point of diversion, place of use, or purpose of use).  Therefore, water rights are often assigned monetary value based on the consumptive use portion.  Although consumptive use varies by crop, rainfall, temperature and other factors, in Southeastern Colorado, crops generally consume about two acre-feet of applied water for each acre planted.  In order to provide that amount of consumptive use water, an irrigator must generally apply three acre feet of water (allowing for predictable return flow equal to about one-third of the applied water).  The Company measures its water rights both in terms of the amount of the diversion or storage right, as the case may be, but also in terms of the historic consumptive use.

Other Water Transactions and Matters

On September 20, 2011, the Company entered into a five-year lease with the Pueblo Board of Water Works for 500 acre-feet of water to be delivered annually by PBWW to the Company.  The Company planned to use the water to support farming but also to demonstrate the ability to store such water in the Company’s reservoirs through a judicially-approved exchange.  In late 2011, the Company filed two water court cases (District Court, Water Division 2, Colorado) designed to improve the overall efficiency of the Company’s emerging system (including the ability to exchange water between the Arkansas River and the Company’s storage reservoirs).

The first water court case, designated 11CW94, seeks approval of the Company’s plan to divert and store water even when its rights are not in priority by replacing the water downstream pursuant to the PBWW lease.  Although the water court’s ultimate approval to routinely carry out such an exchange awaits the completion of the judicial process, the State Engineer administratively granted a temporary substitute water supply plan (“SWSP”) implementing such an exchange during the interim until the case is adjudicated.  Under the SWSP, the Company will be allowed to capture Huerfano River water for upstream storage and later use, even when our rights are not in priority.  To avoid injury to senior water rights which have priority over the Company’s rights during the period of the exchange, the PBWW will release water pursuant to the replacement water contract upon the order of the Company.  By means of such exchanges, the Company plans to eventually integrate its water supply system with the overall water use and delivery systems served by the Arkansas River and its tributaries.

The second water court case, 11CW96, seeks changes to the place of use and point of diversion for the Robert Rice Ditch (Water Right No. 19).  The proposed changes would not only increase the flexibility of the Company’s water system but would also make Company water available to augment supplies for the Huerfano County town of Gardner.  The second water court case seeks to allow the Robert Rice Ditch direct diversion water right to be moved to storage in the Orlando Reservoir under the Company’s storage right so that the water can be re-timed and used more efficiently to irrigate the Company’s farmland or, alternatively, to augment well depletions along the Arkansas River and its tributaries.

Two Rivers Water & Farming Company -- 2012 Annual Report and 10K

Our Farming Business

In furtherance of developing irrigated farmland, the Company has engaged in both: 1) acquiring farmland that is currently producing crops supported by relatively secure water rights; and 2) acquiring farmland that has not been productive for many years, but maintains significant water rights.  Presently, we are focused on acquiring farmland which is proximate to our integrated water system and farmland which has directly associated senior water rights.  By capturing water in our reservoirs and releasing it later for irrigation purposes we expect to ameliorate the inconsistencies of seasonal and annual water availability to our farms.

The Company currently owns approximately 5,210 gross acres, but not all of those acres have yet been brought into production.  During 2012, the Company produced cash crops from 482 acres of irrigated farmland.  Farming production is discussed below under the heading “Two Rivers Farms, LLC”.  Subject to the availability of capital, the Company expects to acquire and develop in excess of 20,000 acres of high yield irrigated along the Arkansas River in Colorado within the next five years.

The Company’s current crop production consists of human-consumption produce (including cabbage, squash, and pumpkins), animal fodder crops (sorghum), and exchange traded grains (corn).  The Company expects to increase the variety of crops we produce as we expand our farming operations, improve our water system and secure contracts with purchasers.

In the early 1900’s in Southeastern Colorado, the farming and mining industries were connected.  Mining used significant amounts of water to extract and wash the mined aggregate.  In many cases, it was also necessary to pump groundwater out of the mines to keep the mine shafts from filling.  In both cases, the extracted mineral rich water was drained to the Huerfano and Cucharas Rivers.  This continuous artificial augmentation of the flow in the two rivers created an opportunity for farmers downstream to capture and store that water in reservoirs and to distribute it to their fields through a series of ditches.

However, when the region’s mining business faded in the late 1950’s, it was no longer necessary to extract water from the mine shafts so that the mines could be worked.  Thus, the artificial augmentation of the natural flow of the rivers ceased.  As a result, many farmers who had relied on junior water rights to extend their farming operations lost the opportunity to consistently irrigate their fields.  With less water and more variability of flows based on natural hydrography, fewer farms survived to support the mutual irrigation efforts and the remaining farms withered as the water management facilities deteriorated for lack of maintenance, renewal and replacement.

The Company saw the opportunity to apply modern agronomy and sufficient capital to redevelop the main ditch system (still owned and operated in its reduced state by HCIC and other ditch systems (including Orlando) to deliver sufficient water to revitalize a portion of the neglected farmlands.  The Company commenced a systematic program to:
•
purchase and redevelop available farmland by deep-plowing the fields, laser-leveling the planting areas (to optimize plant absorption and minimize runoff), installing irrigation facilities, and applying fertilizers,

•	purchase a suite of water rights (including both diversion rights and storage rights),
•	refurbish the historic ditch systems and reservoirs to restore and upgrade their efficiency,
•	re-establish a sustainable and profitable farming enterprise which could achieve the scale required by modern farming methods and which could put the revived water supply to consistent beneficial use,
•	develop a customer base to consistently buy the farms’ output at prices sufficient to generate profits, and
•	build a reliable, integrated water supply system capable of flexibly serving both agricultural and urban needs.

Two Rivers Water & Farming Company -- 2012 Annual Report and 10K

In redeveloping our farmland, we deploy state-of-the-art methods and equipment with the aim of optimizing product yield, water efficiencies, and labor inputs.

Two Rivers Farms, LLC (“Farms”)

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

During 2012, the Company farmed 482 acres as detailed below.

	Dionisio (1)	Butte Valley (2)	Farms F-1 (3)	Not Assigned (4)
Acres in Production	353	129	None	None
Crops	Cabbage, corn, squash, pumpkin	Sorghum	None	None
Revenue	$ 922	$ 57	$ -0-	$ -0-
Direct cost of revenue	$ 555	$ 113	$ 316	$140
Gross Profit	$ 367	$ (56)	$ (316)	$(140)
Notes:

(1) TR Bessemer operated the Dionisio Farm (DFP) for the 2012 growing season.  In 2013, these amounts will be reported under DFP. In 2012, the yield per acre was as follows:  corn: 203 bushels; cabbage 53,500 pounds; squash 21,000 pounds, and pumpkins 50 bins.

(2) Butte Valley planted sorghum to maintain the soil and provide some revenue based on the limited water available.
(3) There was no planting in F-1 due to the severe drought.
(4) Represents general direct cost that was not assigned to a particular farm

Dionisio Farms & Produce, Inc. (“DFP”)

In 2012, the Company acquired Dionisio Farms and Produce, LLC (an unrelated party) in a two stage transaction.  On June 15, 2012, the Company acquired certain land and water rights from Dionisio Farms and Produce, LLC and its affiliated entities.  The Company purchased 146 acres of irrigable farmland, and the accompanying 146 shares of the Bessemer Ditch Irrigation Company, a senior water right holder on the main stem of the Arkansas River, and two supplemental ground water wells.  Further, the Company entered into leases for an additional 279 irrigable acres, of which 83 acres are subject to a 20 year lease.  The 20-year lease has five year renewals.  The rate is $185/acre or $15,000 per year.  Dionisio has been producing vegetable crops for over 60 years and has well-established commercial relationships for the sale and distribution of its crops.  The Company is operating these acquired assets under the Dionisio name and entered into employment agreements with members of the Dionisio family to maintain the experience and skill in producing and marketing of the vegetable crops.

Two Rivers Water & Farming Company -- 2012 Annual Report and 10K

Commencing in October 2012, DFP offered its preferred shares to accredited investors in a private placement.  This offering, 2,500,000 shares at $2.00/share, closed in February 2013 and generated net proceeds (after offering costs) of $4,621,000.  Proceeds of the offering were used as follows:

•	Reimbursement to the Company of $630,000 for the Dionisio first closing in June, 2012, net of bank financing;
•	Second stage of the Dionisio purchase transaction in November, 2012 of $900,000 which is net of seller carry back;
•	Purchase of a neighboring farm (36 acres) for $56,000 plus debt assumption and new debt,
•	Loan to the Company of $1,000,000; and
•	The remainder of $2,035,000 as working capital and reserves.

On November 2, 2012, the Company completed its acquisition of DFP and its affiliated entities through the payment of $900,000 and a seller carry-back promissory note of $600,000 (“Seller Note”).  The Seller Note is due in five years, carries interest at 6% payable quarterly.  Principal of the Seller Note is due at maturity.  The Seller Note is secured by certain farm equipment that was purchased in this transaction.

Two Rivers Farms F-1, Inc. (“F-1”) and Two Rivers Farms F-2, Inc. (“F-2”)

F-1

On January 21, 2011 the Company formed F-1, then a limited liability company, to hold certain farming assets and as an entity to raise debt financing for the Company’s expansion of the farming business.  In February 2011, F-1 sold $2,000,000 in 5% per annum, 3-year Series A convertible promissory notes that, as a class, also participate in 1/3 of the crop profit from the related land.  Proceeds from these notes were used to acquire and improve irrigation systems, pay for the farmland and retire seller carry-back debt from the purchase of HCIC.  This allowed water available through HCIC to be used to irrigate the F-1 farms without encumbrance.

In December 2012, F-1 offered the holders of the Series A convertible debt the opportunity to convert their debt into preferred shares of F-1 (which converted from an LLC to a corporation) and receive warrants to purchase common shares of the Company.  Each preferred share can be converted into one share of common stock of Two Rivers.  For every two preferred shares in F-1, one warrant to purchase one common share of the Company was also issued.  The warrant expires December 31, 2017 and can be exercised at $3 per common share of Two Rivers.  As of December 31, 2012, we received from the Series A debt holders the intent, subject to a final review of all transactional and legal documents, to convert $1,975,000 of the debt thereby leaving $25,000 of the originally issued Series A convertible debt and accrued interest of $86,000 as outstanding as of December 31, 2012.

As part of the debt conversion, Two Rivers Farms F-1, LLC converted into a corporation and authorized and issued a series of preferred shares designated as Series F-1-A Convertible Preferred Stock (“F-1 Preferred”)

The F-1 Preferred includes two dividends: (1) Cumulative 8% Annual Dividend; and (2) 25% Annual Net Profits Participation Dividend.   Under the Cumulative 8% Annual Dividend, holders of the F-1 Preferred will be entitled to receive an annual dividend, when and if declared by F-1’s Board of Directors, at the rate of 8% per annum.  Under the 25% Annual Net Profits Participation Dividend, F-1 Preferred holders will be entitled to receive an annual cumulative dividend, when and if declared, on a pro rata basis, equal to 25%, on a fully converted basis, of the Annual Net Profit.  Annual Net Profit is defined as the Company’s earnings (as defined by U.S. GAAP) less interest payments and the 8% dividend set forth above and estimated income taxes owed.

Two Rivers Water & Farming Company -- 2012 Annual Report and 10K

While the F-1 Preferred are outstanding, F-1 covenants, that unless it has the affirmative vote of its shareholders owning, in aggregate, not less than two-thirds (2/3) of the outstanding F-1 Preferred: (1) not to incur any debt other than regular trade payables arising in day-to-day operations of F-1; (2) not to transfer or sell assets (including to an affiliate or related person or entity); (3) to plan, operate, and manage its farmland, water rights, and produce business to optimize long-term farm yields and meet its financial, regulatory, and contractual obligations and objectives; (4) to observe all financial covenants; (5) to maintain independent books and records of its assets, liabilities, and operations separate from the books and records of the Company; (6) to make its books and records available for inspection by any holder of the F-1 Preferred (including such holder’s agent or representative) upon reasonable notice and conditions; (7) to segregate in a separate account  net revenues from operations sufficient to pay when due: (i) the Cumulative 8% Preferred Dividend and (ii) 25% of its Annual Net Profit to pay when due the Profit Participation; (8) to include in its annual budget the Cumulative 8% Preferred Dividend and the Profit Participation; (9) to place on its Board agenda proposed actions (with appropriate supporting materials) related to (i) the timely declaration and payment of the Cumulative 8% Preferred Dividend and (ii) calculation and payment resolution for the Profit Participation; and (10) to limit the number of its Directors to three.

Additionally, while the F-1 Preferred are outstanding, the Company covenants: (1) to use its best efforts to list its common stock on a national securities exchange promptly following achieving listing eligibility criteria; (2) to file on a timely basis all reports, notices, audits and other documents required to maintain its compliance with the Securities Exchange Act of 1934; (3) to notice, convene and conduct its annual meeting of shareholders not later than June 15 of each year; (4) prior to the initial issuance of the F-1 Preferred, to appoint three directors to F-1’s Board of Directors, one of whom will be designated to represent the interests of the holders of the F-1 Preferred (the “PS Director”).  The PS Director will have the same rights and duties as each of the other directors of F-1, and the Board of Directors shall act by majority vote; (5) coincident with its annual meeting each year, to conduct an election among holders of the Preferred Shares for the purpose of electing the PS Director; (6) to cause its independent public accounting firm to audit and issue its opinion with respect to the adequacy of the F-1’s financial reports; (7)  to file a registration statement on or before July 1, 2013 with the SEC  for the resale of the following securities: (a) for the Company’s common stock issuable on conversion of the F-1 Preferred to common stock of the Company; and (b) for the common stock of the Company issuable upon exercise of the warrants; and  (8) to certify at least annually that, to the Company’s actual knowledge, neither F-1 nor the Company is in breach of these covenants.
Upon certain events of default under the F-1 Preferred, F-1 Preferred shareholders can cause a replacement of a member of the F-1 Board of Directors. The Conversion Agreement with F-1 debtholders is attached as an exhibit to this to this annual report on Form 10-K.

F-2

On April 5, 2011 the Company formed F-2, then a limited liability company, to hold certain farming and water assets and as an entity to raise additional debt for the Company’s expansion of the farming business.  During the summer of 2011, F-2 sold $5,332,000 in 6% per annum, 3-year Series B convertible promissory notes that, as a class, also participate in 10% of the crop revenue from the related lands.  Further, for each $2.50 borrowed, the lender received a warrant to purchase one common share of the Company’s stock at $2.50.  These warrants expired on December 31, 2012.  Proceeds from these notes were used to acquire the Orlando and additional farmland and to install irrigation systems.

Two Rivers Water & Farming Company -- 2012 Annual Report and 10K

In December 2012, F-2 offered the holders of the Series B convertible debt the opportunity to convert their debt into preferred shares of F-2 (which converted from an LLC to a corporation) and receive warrants to purchase common shares of the Company.  Each preferred share in F-2 can be converted into one share of common stock of Two Rivers.  For every two preferred shares, a warrant to purchase one common share of the Company was also issued.  The warrant expires December 31, 2017 and can be exercised at $3 per common share of Two Rivers.  As of December 31, 2012, we received from the Series B debt holders the intent, subject to a final review of all transactional and legal documents, to convert $5,107,000 of the debt thereby leaving $225,000 of the originally issued Series B convertible debt and accrued interest of $194,000 as outstanding as of December 31, 2012.

As part of the debt conversion, Two Rivers Farms F-2, LLC converted into a corporation and authorized and issued a series of preferred shares designated as Series F-2-B Convertible Preferred Stock (“F-2 Preferred”)

The F-2 Preferred includes two dividends: (1) Cumulative 8% Annual Dividend; and (2) 25% Annual Net Profits Participation Dividend.   Under the Cumulative 8% Annual Dividend, holders of the F-2 Preferred will be entitled to receive an annual dividend, when and if declared by F-2’s Board of Directors, at the rate of 8% per annum.  Under the 25% Annual Net Profits Participation Dividend, F-2 Preferred holders will be entitled to receive an annual cumulative dividend, when and if declared, on a pro rata basis, equal to 25%, on a fully converted basis, of the Annual Net Profit.  Annual Net Profit is defined as the Company’s earnings (as defined by U.S. GAAP) less interest payments and the 8% dividend set forth above and estimated income taxes owed.

While the F-2 Preferred are outstanding, F-2 covenants, that unless it has the affirmative vote of its shareholders owning, in aggregate, not less than two-thirds (2/3) of the outstanding F-2 Preferred: (1) not to incur any debt other than regular trade payables arising in day-to-day operations of F-2; (2) not to transfer or sell assets (including to an affiliate or related person or entity); (3) to plan, operate, and manage its farmland, water rights, and produce business to optimize long-term farm yields and meet its financial, regulatory, and contractual obligations and objectives; (4) to observe all financial covenants; (5) to maintain independent books and records of its assets, liabilities, and operations separate from the books and records of the Company; (6) to make its books and records available for inspection by any holder of the F-2 Preferred (including such holder’s agent or representative) upon reasonable notice and conditions; (7) to segregate in a separate account  net revenues from operations sufficient to pay when due: (i) the Cumulative 8% Preferred Dividend and (ii) 25% of its Annual Net Profit to pay when due the Profit Participation; (8) to include in its annual budget the Cumulative 8% Preferred Dividend and the Profit Participation; (9) to place on its Board agenda proposed actions (with appropriate supporting materials) related to (i) the timely declaration and payment of the Cumulative 8% Preferred Dividend and (ii) calculation and payment resolution for the Profit Participation; and (10) to limit the number of its Directors to three.

Additionally, while the F-2 Preferred are outstanding, the Company covenants: (1) to use its best efforts to list its common stock on a national securities exchange promptly following achieving listing eligibility criteria; (2) to file on a timely basis all reports, notices, audits and other documents required to maintain its compliance with the Securities Exchange Act of 1934; (3) to notice, convene and conduct its annual meeting of shareholders not later than June 15 of each year; (4) prior to the initial issuance of the F-2 Preferred, to appoint three directors to F-2’s Board of Directors, one of whom will be designated to represent the interests of the holders of the F-2 Preferred (the “PS Director”).  The PS Director will have the same rights and duties as each of the other directors of F-2, and the Board of Directors shall act by majority vote; (5) coincident with its annual meeting each year, to conduct an election among holders of the Preferred Shares for the purpose of electing the PS Director; (6) to cause its independent public accounting firm to audit and issue its opinion with respect to the adequacy of the F-2’s financial reports; (7)  to file a registration statement on or before July 1, 2013 with the SEC  for the resale of the following securities: (a) for the Common Stock issuable on conversion of the F-2 Preferred in the event of conversion shares to common stock of the Company; and (b) for the common stock of the Company issuable upon exercise of the warrants; and  (8) to certify at least annually that, to the Company’s actual knowledge, neither F-2 nor the Company is in breach of these covenants.

Two Rivers Water & Farming Company -- 2012 Annual Report and 10K

Upon certain events of default under the F-2 Preferred, F-2 Preferred shareholders can cause a replacement of a member of the F-2 Board of Directors.  The Conversion Agreement with F-2 is attached as an exhibit to this to this annual report on Form 10-K.

Both F-1 and F-2 lease their farmland and farming assets to Farms as the operator of the Company’s farming activities.

Other Farming

Approximately 1,500 acres of irrigable farmland in the Butte Valley acquired by the Company in connection with the Orlando purchase (the “Lascar-Butte Acres”) is subject to a conditional right to a repurchase by the sellers.  The repurchase option is for $1.00 but is only effective on or after September 7, 2021 and only if the sellers have previously offered to purchase from the Company at least 2,500 SFE (single family equivalent) water service connections and tendered payment of a $6,500 Water Resource Fee per SFE connection pursuant to an agreement.  Under that repurchase scenario, the Company would have already begun providing tap water service to the Lascar-Butte Acres and received a minimum of $16,250,000 in Water Resource Fees from sellers in exchange for the service connections.  Also, the sellers of Orlando had the right, subject to certain conditions, to repurchase Lascar-Butte Acres for $3,000,000.  However, as noted below, the repurchase right has been terminated based on actions of the Company to rehabilitate Orlando facilities and a portion of the associated farmland.

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

Through December 31, 2012, the Company had expended in excess of $2,380,000 in rebuilding and preparing the Lascar-Butte Acres for farming and developing the associated water rights.  The Company believes these substantial improvements satisfy certain obligations under the Orlando acquisition agreements and terminate the seller’s option to re-purchase the Lascar-Butte Acres.  The seller had an option to repurchase the Lascar-Butte Acres by September 7, 2013, if the Company did not use its best efforts to complete substantial improvements to the Lascar-Butte Acres, or if the Company did not commence farming on Lascar-Butte Acres.

Other Matters

Bridge Loan Debt Conversion to Preferred Stock

During the quarter ended March 31, 2012, the Company closed a short-term bridge financing (the “Bridge Loan”) in the total amount of $3,994,000.  The Company’s CEO participated as a lender in the Bridge Loan in the amount of $994,000.  The Bridge Loan pays monthly interest at 12% per annum with $200,000 due on October 31, 2012 and the remainder was to be due on May 31, 2013.  The Bridge Loan holders also received one share of the Company’s stock for each $10 of Bridge Loan participation.  Participants in the Bridge Loan have the option of converting the principal into the Company’s common stock at the price offered in a take-out equity financing which the Company plans to complete.  In conjunction with the closing of the Bridge Loan, the Company issued 400,000 shares of its common stock to the Bridge Loan holders.  The fair value of the shares issued was determined to be $602,000, which is recorded as a debt discount to be amortized on a straight-line basis over the term of the related Bridge Loan.

Two Rivers Water & Farming Company -- 2012 Annual Report and 10K

In October 2012, the Company obtained extensions to May 31, 2013 on $3,794,000 of the principal.  In exchange for these extensions, the terms remain the same and the Company will issue the note holders restricted stock of the Company computed by multiplying the face amount of the note by 10% and dividing by $1.75 (per share).  These shares were issued in the quarter ending December 31, 2012 and the cost was fully amortized from November 1, 2012 to December 31, 2012.  The fair value of the shares issued was determined to be $271,000, which is recorded as a debt discount to be amortized on a straight-line basis over the term of the related Bridge Loan.

In December 2012, the Company offered the holders of the Bridge Loan convertible debt the opportunity to convert their debt into preferred shares of the Company and receive warrants to purchase common shares of the Company.  The Company created a series of preferred stock designated as Series BL.  Each share of the Series BL can be converted into one share of common stock of Two Rivers.  For every two shares of the Series BL, a warrant to purchase one common share of the Company was also issued.  The warrant expires December 31, 2017 and can be exercised at $3 per common share of Two Rivers.  As of December 31, 2012, we received from the Bridge Loan debt holders the intent, subject to a final review of all transactional and legal documents, to convert $3,794,000 which represents conversion of the entire Bridge Loan debt.

As part of the debt conversion, the Company authorized and issued a series of preferred shares designated as Series BL Convertible Preferred Stock (“BL Preferred”).

The BL Preferred include two dividends: (1) Cumulative 8% Annual Dividend; and (2) 10% Annual Net Profits Participation Dividend.   Under the Cumulative 8% Annual Dividend, holders of the BL Preferred will be entitled to receive an annual dividend, when and if declared by the Company’s Board of Directors, at the rate of 8% per annum.  Under the 10% Annual Net Profits Participation Dividend, BL Preferred holders will be entitled to receive an annual cumulative dividend, when and if declared, on a pro rata basis, equal to 10%, on a fully converted basis, of the Annual Net Profit.  Annual Net Profit is defined as the Company’s earnings (as defined by U.S. GAAP) less interest payments and the 8% dividend set forth above and an estimate of income taxes owed.

While the BL Preferred are outstanding, the Company covenants, that unless it has the affirmative vote of its shareholders owning, in aggregate, not less than two-thirds (2/3) of the outstanding BL Preferred: (1) not to incur any debt other than regular trade payables arising in day-to-day operations of the Company; and (2) not to transfer or sell assets (including to an affiliate or related person or entity); (3) to plan, operate, and manage its farmland, water rights, and produce business to optimize long-term farm yields and meet its financial, regulatory, and contractual obligations and objectives; (4) to observe all financial covenants; (5) to maintain independent books and records of its assets, liabilities, and operations; (6) to make its books and records available for inspection by any holder of the Preferred Shares (including such holder’s agent or representative) upon reasonable notice and conditions; (7) to segregate in a separate account  net revenues from operations sufficient to pay when due: (i) the Cumulative 8% Preferred Dividend and (ii) 10% of its Annual Net Profit to pay when due  the Profit Participation; (8) to include in its annual budget the Cumulative 8% Preferred Dividend and the Profit Participation; and (9) to place on its Board agenda proposed actions (with appropriate supporting materials) related to (i) the timely declaration and payment of the Cumulative 8% Preferred Dividend and (ii) calculation and payment resolution for the Profit Participation; (10) to use its best efforts to list its common stock on a national securities exchange promptly following achieving listing eligibility criteria; (11) to file on a timely basis all reports, notices, audits and other documents required to maintain its compliance with the Securities Exchange Act of 1934; (12) to notice, convene and conduct its annual meeting of shareholders not later than June 15 of each year; (13) to cause its independent public accounting firm to audit and issue its opinion with respect to the adequacy of the Company’s financial reports; (14)  to file a registration statement on or before July 1, 2013 with the SEC  for the resale of the following securities: (a) for the Common Stock issuable on conversion of the Preferred underlying the Conversion Shares; and (b) for the Common Stock issuable upon exercise of the Warrants; and  (15) to certify at least annually that, to the Company’s actual knowledge, the Company is not in breach of a these covenants.

Two Rivers Water & Farming Company -- 2012 Annual Report and 10K

Corporate Evolution

Prior to 2009, the Company was named Navidec Financial Services, Inc. (“Navidec”) and had been engaged in mortgage lending and other enterprises unrelated to its current lines of business.  Navidec was incorporated in the state of Colorado on December 20, 2002. On July 28, 2009, Navidec formed a wholly-owned Colorado corporation for the purpose of acquiring farm and water assets in the Huerfano/Cucharas watershed.  On November 19, 2009, with shareholder approval, Navidec changed its name to Two Rivers Water Company. On December 11, 2012, with shareholder approval, the Company changed its name to Two Rivers Water & Farming Company.

Discontinued Operations

In early 2009, the Company (then named Navidec Financial Services, Inc.) discontinued its short-term real estate lending and development in order to focus all its efforts on the irrigated farming and water business.   The wind down of discontinued operations was completed by December 31, 2011.

Competition

The rights to use water in Colorado have been fully appropriated to beneficial uses (such as agriculture irrigation and municipal and industrial applications) under court decrees and state regulation according to the prevailing Prior Appropriation Doctrine in which more senior (older) water rights take precedence in times of shortage over junior (newer) water rights. Notwithstanding significant conservation, growth in Colorado with related incremental demands for water has made the rights to divert, convey, store and use water relatively scarce and valuable.  There is significant competition for the acquisition and beneficial use of historic water rights.  Many competitors for the acquisition of such rights have significantly greater financial resources, technical expertise and managerial capabilities than the Company and, consequently, we could be at a competitive disadvantage in assembling, developing and deploying water assets required to support our businesses.  Competitors' resources could overwhelm our efforts and cause adverse consequences to our operational performance.  To mitigate such competitive risks, the Company concentrates its efforts in the Huerfano and Cucharas Rivers watershed where its local knowledge and control of a portfolio of water rights, storage facilities, distribution canals and productive farmland create a somewhat protected geographic niche.  To further mitigate competitive risk, the Company strives to actively engage with both the farming and the water communities in Southeastern Colorado to explore strategies for cooperatively addressing challenges and opportunities faced by those communities—particularly to address the 130,000 acre-foot shortfall in water supplies on the Front Range, without taking valuable farmland out of production.

Two Rivers Water & Farming Company -- 2012 Annual Report and 10K

Employees

At December 31, 2012, the Company and its subsidiaries employed 12 full-time employees.  None of these employees is covered by a collective bargaining agreement.  The Chief Executive Officer and the Chief Financial Officer have entered into employment agreements with Two Rivers Water & Farming Company.  We consider our relationship with our employees to be good.

Available Information

The Company’s common stock is traded on the Over the Counter Market under the symbol “TURV.”  Our Annual Report on Form 10-K, as well as our quarterly reports on Form 10-Q and current  reports on Form 8-K are required to be filed with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, as amended, and they can be found on the Edgar database at www.sec.gov.  In addition, our SEC reports are available free of charge from the Company upon written request to Wayne Harding, CFO, Two Rivers Water & Farming Company, Tower 1 Suite 3100, 2000 South Colorado Blvd., Denver, CO  80222, or you may retrieve investor information by going to the Company’s website at www.2riverswater.com.

Two Rivers Water & Farming Company -- 2012 Annual Report and 10K

ITEM 1A.    RISK FACTORS

Risk Factors Related to Forward Looking Statements

This Annual Report on Form 10-K include forward-looking statements within the meaning of the federal securities laws.  These statements relate to, among other items, net sales, earnings, revenue, gross profit, profitability, financial conditions, results of operations, cash flows, capital expenditures and other financial matters.  These statements also relate to our business strategy, goals and expectations concerning our market position and future operations.  Statements that are not historical facts, including statements about our beliefs and expectations, are forward-looking statements.  Forward-looking statements are often characterized by the use of words such as “believe”, “expect”, “anticipate”, “estimate”, “intend”, “plan”, “target”, “likely”, “may”, “will”, “would”, “could”, “predict”, “project”, and similar expressions or phrases, or the negative of those expressions or phrases.

Although we believe that we have a reasonable basis for the assumptions underlying the forward-looking statements contained in this Memorandum, we caution you that our assumptions could be incorrect and the forward-looking statements based on these assumptions could be inaccurate.  Further, these forward-looking statements are based on our projections of the future and involve known and unknown risks and uncertainties and other factors that may cause our actual results of operations, level of activity, performance, achievements or industry results to differ materially from our historical results or from any future results, performance or achievements suggested or implied by the forward-looking statements in this Memorandum.  The sections in this Memorandum entitled “Risk Factors”, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business” discuss some of the factors that could contribute to these differences, including risks related to:

•	conditions in the global economy;

•	the variability of our operating results between periods and the resulting difficulty in forecasting future results;

•	the need for increased spending on capital expenditures to improve our infrastructure and pursue growth opportunities;

•	our ability to compete successfully within our industry;

•	our substantial farm based operations,

•	the fact that we have not entered into any water supply contracts with any municipal customers to date;

•	the volatile nature of farm commodities prices;

•	our substantial level of indebtedness and the effective restrictions on our operations set forth in documents that govern such indebtedness; and

•	our ability to build our water-based resources to the point where we may market water made available through rotational fallowing.

Because these and other unknown or unpredictable factors could adversely affect our results, our anticipated results or developments may not be realized or, even if substantially realized, they may not have the expected consequences to, or effects on, our business.  Given these uncertainties, prospective investors are cautioned not to place undue reliance on any forward-looking statements in this Memorandum.  Forward-looking statements speak only as of the date they are made, and, except as required by law, we undertake no obligation to update or revise them publicly in light of new information or future events.  All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by this cautionary statement.

Two Rivers Water & Farming Company -- 2012 Annual Report and 10K

Risk Factors Relating to the Company and Our Business

Farming requires significant capital expenditures.

Farming is capital intensive.  On an annual basis, the Company could spend significant sums of money for additions to, or replacement of, land, land improvements, irrigation and farming equipment.  The refurbishment of the Company’s water assets is also capital intensive.  On an annual basis, we could spend significant sums of money for additions to, or replacement of, our facilities, reservoirs and equipment.  We must obtain funds for these capital projects from operations or capital raised.  We cannot provide assurance that any sources will be adequate or that the cost of funds will be at levels permitting us to earn a reasonable rate of return.

Two Rivers has little operating history in the farming business, so investors have no way to gauge our long term performance.

The Company has little operating experience in the farming business in Colorado.  Two Rivers to date has farmed approximately 400 acres during 2010, no acres during 2011 (due to drought and then uncompleted water infrastructure refurbishment projects), and 482 acres during the 2012 growing season.  Therefore, the Company’s business plan should be considered highly speculative.  This risk factor is somewhat mitigated by the fact that Dionisio Farms & Produce, which was acquired by the Company during 2012, has a long operating history.  Although Dionisio Farms & Produce has a long operating history, Two Rivers has managed the farms irrigated by the Bessemer Ditch and the related produce business for less than one year.

Two Rivers was formed in December 2002.  Two Rivers entered the real estate market in 2007 with a focus on residential mortgages.  In 2009, Two Rivers began liquidation of its operations and assets in the residential mortgage market and entered into the water and farming businesses.  The first year of farming operations that yielded a crop was 2010.  For the year ended December 31, 2010, Two Rivers recognized revenue of $153,000 through the farming of 400 acres of farmland.  Because of drought conditions in southeastern Colorado and because the Company’s reservoirs and other water infrastructure were undergoing refurbishment, the Company did not produce significant crops or farm revenue during 2011.  The farmland irrigated by the Bessemer Ditch which was acquired or leased in 2012 produced significant crops during a drought in both 2011 (prior to their acquisition) and 2012 (subsequent to acquisition and lease).

Two Rivers can give no assurance of success or profitability to investors.

Although Two Rivers is successfully producing a variety of crops on 353 acres of farmland under the Bessemer Ditch during the 2012 growing season and although the integrated produce wholesaling business to be acquired with proceeds of a portion of this Offering is similarly operating successfully during the current harvest and delivery season, there is no assurance that the Company will continue to operate profitably.  There is no assurance that the Company will generate revenues or profits. The Company has not been profitable in the past and has an accumulated deficit of almost $42 million.

Two Rivers Water & Farming Company -- 2012 Annual Report and 10K

The Company and the Parent may have insufficient funds to develop its farming business.

The Company might not have enough funds to expand their farming business.  Without the expansion of the farming business, the Company will not be able to meet its general and administration expenses from revenue generated from the farming business.  No assurance can be given that any such expansion funds will be available.

Any default on mortgages or leases relating to the Company’s farmland could have a material impact on the Company’s farming business.

The Company’s farmland, and related water rights thereon, is owned subject to mortgages.  If the Company defaults on a mortgage, it could lose the farmland and the water rights.  Certain of the Company’s farmland may be leased, and a breach of that lease by the Company could result in the termination of that lease.  Certain of the Company’s leases of irrigated farmland are at year-to-year terms.  Year-to-year terms are common in the farming industry and common in this geographical area.  The Company’s inability to renew these leases would have a material impact on the Company’s ability to implement its business plan.

Dry weather or droughts may adversely affect the collection of our water and ability to grow crops.

Water to grow our crops is obtained from rainfall, surface runoff, stream flows and groundwater.  In dry years or droughts, less water may be available to supply our farmlands and less water may be available for sale/lease, which could substantially impact revenues and cause losses.  The risk of water shortages is mitigated, however, by the seniority of our water rights and the availability of supplemental groundwater to support consistent irrigation even during cyclical dry conditions.  Dry weather and drought contributed to decisions not to farm in 2011.  Such conditions will occur from time to time in the future and will affect the results of our operations. The irrigated farmland of the Company acquired in 2012 produced significant crops during a drought in 2011 and 2012.

The adequacy of our water supplies depends upon a variety of uncontrollable factors.  An adequate water supply is necessary for our farming business to be profitable.  Our farming business is located where dry-farming is not profitable.  The adequacy of our water supplies varies from year to year depending upon a variety of factors, including:

•	Rainfall, runoff, flood control and availability of reservoir storage;
•	Availability of water in the Arkansas River watersheds;
•	The amount of useable water stored in reservoirs and groundwater basins;
•	The amount of water used by our customers and others;
•	Water quality; and
•	Legal limitations on production, diversion, storage, conveyance and use.

Population growth and increases in the amount of water used in urban areas have caused increased stress on surface water supplies and groundwater basins.

We obtain our water supply from the Arkansas, Cucharas and Huerfano Rivers.  Our water supply and storage may be subject to interruption or reduction if there is an interruption or reduction in water supplies available to us.  Our supply and storage business is dependent upon our ability to meet the requirements of the Colorado Water Engineer’s office regarding our water rights priorities.

Two Rivers Water & Farming Company -- 2012 Annual Report and 10K

Water shortages may:

•	adversely affect our supply mix, for instance, causing increased reliance upon more expensive water sources; or
•	adversely affect our operating costs, for instance, by increasing the cost to purchase or lease required water.

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

The water and farming business is heavily regulated and, as a result, decisions by regulatory agencies and changes in laws and regulations can significantly affect our farming business.

Regulatory decisions may impact prospective revenues and earnings, affect the timing of the recognition of revenues and expenses, may overturn past decisions used in determining our revenues and expenses and could result in impairment of goodwill.  Management continually evaluates the assets, liabilities and revenues and provides for allowances and/or reserves as deemed necessary.

We may also be subject to fines or penalties if a regulatory agency determines that we have failed to comply with laws, regulations or orders applicable to our farming or water businesses.

Regulatory agencies may also change their rules and policies which may adversely affect our profitability and cash flows.  We may also be subject to fines or penalties if a regulatory agency determines that we have failed to comply with laws, regulations or orders applicable to our water businesses.  The water rights controlled by the Company provide significant legal and pecuniary benefits.  Any changes in Colorado law that affects water rights, either in general or specific to the Company, could likely have a material impact on the Company.

Two Rivers Water & Farming Company -- 2012 Annual Report and 10K

Because growing cycles are highly seasonal, our revenue, cash flows from operations and operating results are likely to fluctuate on a seasonal and quarterly basis.

The farming business is highly seasonal.  The seasonal nature of our operations results in significant fluctuations in our working capital during the growing and selling cycles.  As a result, operating activities during the second and third quarters use significant amounts of cash.  In contrast, operating activities for the fourth quarter typically generate cash as we harvest and sell our crops during that part of the year.  Also, the demand for water varies by season.  For instance, most water consumption for agriculture usage occurs during the third quarter of each year when weather tends to be hot and dry.  During wet weather, there is reduced demand for water delivered from the Company’s reservoirs.  We expect to experience significant variability in net sales, operating cash flows and net income on a quarterly basis.

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

Crops in the field are vulnerable to adverse weather conditions, including hail storms, high winds, tornados, early and late snow storms, floods, drought and temperature extremes, which are quite common but difficult to predict.  In addition, crops are vulnerable to disease and to pests, which may vary in severity and effect depending on the stage of production at the time of infection or infestation, the type of treatment applied and climatic conditions.  Unfavorable growing conditions can reduce both crop size and quality.  These factors can directly impact us by decreasing the quality and yields of crops, increasing our costs and decreasing revenue and gross margins, which may have a material adverse effect on our business, results of operations and financial condition.

Weather conditions can adversely affect the ability to grow crops.

Weather has a direct influence on the survival and yield of crops.  Adverse weather conditions include, but are not limited to, not enough rain, too much rain, high wind, tornados, hail, snow, lighting, thunderstorms, and other weather events.  These events could adversely impact our ability to grow and deliver crops.

We operate in areas subject to natural disasters.

We operate in an area that is prone to floods, droughts and other natural disasters.  While we plan to maintain insurance policies to help reduce our financial exposure, a significant seismic event in Southern Colorado, where our operations are concentrated, or other natural disasters in Colorado could adversely impact our ability to deliver labor to the crops, deliver crops to the marketplace, receive water and adversely affect our costs of operations and profitability.

Two Rivers Water & Farming Company -- 2012 Annual Report and 10K

Our earnings may be affected, to large extents, by volatility in the market value of our crops.

We intend to grow both exchange traded commodity crops and specialty crops for direct human consumption or use.  The pricing of these crops is determined between individual sellers and buyers.  These prices can vary widely, thereby directly impacting our revenue.  Although we attempt to mitigate crop price risk by generally making supply arrangements before we plant, there could be situations where our planned buyer fails and we would not find an alternative buyer during the viability of our perishable crops, in which case our revenue would be non-existent.

Organic certification

Certain of our farmland have been certified organic under standards promulgated by the U.S. Department of Agriculture.  If we are unable (or choose not) to maintain this certification, our revenues could be materially impacted.

Crop Insurance

We may or may not maintain crop insurance.  The Company may decide not to maintain crop insurance based on the crop or the cost and availability of crop insurance.  Therefore, there could be some harvests that are destroyed, not covered by insurance, and nonetheless incur significant crop input expenses.

Our operations are geographically concentrated within Colorado.

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

Our Company has substantial competitors who have an advantage over the Company in resources and management.

Most of our competitors in both the farming industry and in the water resource management business have significantly greater financial resources, technical expertise and managerial capabilities than us and, consequently, the Company may be at a competitive disadvantage in identifying and developing or exploring suitable business opportunities and/or acquisitions.  Competitors’ resources could overwhelm our restricted efforts and adversely impact our operational performance.   The Company has attempted to mitigate this risk by concentrating its business efforts in the Huerfano/Cucharas watershed and on the Bessemer Ditch where, by virtue of our local knowledge and our control of water rights, infrastructure and farmland, we enjoy competitive advantages within our geographic niche over larger, better funded companies.

Two Rivers Water & Farming Company -- 2012 Annual Report and 10K

Risks related to our Company

The Company can give no assurance of success or profitability to investors.

There is no assurance that the Company will operate profitably. There is no assurance that the Company will generate revenues or profits, or that the market price of its common stock will be increased thereby.  During the year ended December 31, 2012, the Company incurred a net loss of $14,549,000, and during the year ended December 31, 2011 the Company recognized a net loss of $6,198,000.

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

Our common stockholders could face substantial potential dilution from outstanding preferred stock, warrants, and unvested Restricted Stock Units.

As of December 31, 2012, we had 24,028,202 shares of common stock outstanding.  In late 2012, debt-holders of the Company and its subsidiaries converted their debt to preferred shares in the Company and its subsidiaries, respectively.  This includes the Bridge Loan, Series A (F-1) and Series B (F-2) debt. See Note 4 to the Financial Statements entitled “Notes Payable”.   The preferred shares convert, on a one to one basis, to common shares of the Company.  Debt-holders were also given warrants to purchase common stock in the Company.  If the preferred shareholders converted their preferred shares and converted their warrants, the Company would issue up to an additional 16,524,255 common shares.

In addition, in February 2013 our subsidiary Dionisio Farms & Produce, Inc. closed a private placement offering.  As part of this offering, subscribers purchased preferred shares of Dionisio Farms & Produce, Inc. of which one preferred share is convertible into two common shares of the Company.  Dionisio Farms & Produce, Inc. preferred shareholders also received warrants to purchase common shares of the Company.  If the Dionisio Farms & Produce preferred shareholders converted their preferred shares and converted their warrants, the Company would issue up to an additional 7,500,000 common shares of the Company.

We cannot predict the actual number of shares of common stock that will be issued upon the conversion of the preferred stock or upon the exercise of warrants.

Officers and directors may have conflicts of interest which may not be resolved favorably to the Company.

Certain conflicts of interest may exist between the Company and our Officers and Directors.  Our Officers and Directors have other business interests to which they devote their attention and may be expected to continue to do so although management time should be devoted to our business.  As a result, conflicts of interest may arise that can be resolved only through exercise of such judgment as is consistent with fiduciary duties to us.  See Item 10 entitled “Directors, Executive Officers, Promoters And Control Persons”, and the subsection "Conflicts of Interest".

Two Rivers Water & Farming Company -- 2012 Annual Report and 10K

The inability to attract and retain qualified employees could significantly harm our business.

The market for skilled executive officers and employees knowledgeable in agriculture and water rights is highly competitive and historically has experienced a high rate of turnover. Competition for quality officers and employees may lead to increased hiring and retention costs.

The Company’s officers and directors may have conflicts of interests as to corporate opportunities which the Company may not be able or allowed to participate in.

Presently there is no requirement contained in our Articles of Incorporation, Bylaws, or minutes which requires officers and directors of our business to disclose to us business opportunities which come to their attention.  Our officers and directors do, however, have a fiduciary duty of loyalty to us to disclose to us any business opportunities which come to their attention, in their capacity as an officer and/or director or otherwise.  Excluded from this duty would be opportunities which the person learns about through his involvement as an officer and director of another company.  The Company has no intention of merging with or acquiring business opportunity from any affiliate or officer or director.  See "Conflicts of Interest".

The Company has agreed to indemnification of officers and directors as is provided by Colorado Statutes.

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

The Company may depend upon outside advisors, who may not be available on reasonable terms and as needed.

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

Two Rivers Water & Farming Company -- 2012 Annual Report and 10K

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012, and this assessment identified material weaknesses in our internal control over financial reporting.  As a result, our management concluded that our internal control over financial reporting is not effective as of December 31, 2012.

Preferred Stock issued by the Company’s subsidiaries includes covenants that permit changes in control if the covenants were breached.

The rights the preferred stock of the Company’s subsidiaries, include dividends and covenants.  If certain covenants are broken, including the failure to pay dividends at certain times, preferred shareholders have the right to replace a member of the Board of Directors of the subsidiary, resulting in a change of control.  This covenant is not present in the Company’s preferred stock.

Preferred Stock issued by the Company and the Company’s subsidiaries include covenants that limit their respective abilities to take or refrain from certain actions.

The covenants contained in the preferred shares contain a number of significant covenants that, among other things, limit its ability to incur additional debt and transfer and sell assets, including to affiliated companies. These covenants could have a material effect on the Company’s business and financial condition.

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

Two Rivers Water & Farming Company -- 2012 Annual Report and 10K

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

Two Rivers Water & Farming Company -- 2012 Annual Report and 10K

Item 1B.   UNRESOLVED STAFF COMMENTS

None

ITEM 2.   DESCRIPTION OF PROPERTIES

Corporate Offices

The Company currently leases approximately 1,775 square feet for $3,600 per month, plus minor pass throughs.  The lease expires on June 30, 2015.

Land

Location	Legal Description	Acreage
Pueblo County, CO	Lots 2-4 Sec 4-22-62 less Lot 4 by WD#1519965 to Hall formerly #22-000-00-135	85.3
Pueblo County, CO	33-21-62 SE4 Less POR sold in WD#123993 to Cook Formerly 12-000-00-042	120
Pueblo County, CO	E2 35-22-63 320A	320
Pueblo County, CO	N2 SE4 26-22-63 Contg 80A formerly 23-000-00-139	80
Pueblo County, CO	N2 S2 SE4 26-22-63 (40A) formerly 23-000-00-193	40
Pueblo County, CO	36-22-63 All por of sec 36 desc as: comm fr NW cor of sec, N 88 deg 27 min 59 sec E alg N ln of sec A dist of 23304.98 ft, th S 03 deg 53 min 33 sec E a dist of 5270.92 ft to a sandstone marking th S4 of sec 36 th S 89 deg 24 min 00 sec W alg S ln of sec A dist of 2647.27 ft to SW cor of sec th N 00 deg 09 min 46 sec W alg the W ln of sec A dist of 5224.83 ft to pt of beg less 3.2A for ditch formerly #23-000-00-157	297.24
Pueblo County, CO	NW 1/4 31-22-62 150.77A	150.77
Pueblo County, CO	23-22-63 SE4 (160A) contg 320A less POR retained by Disanti formerly #23-000-00-072	160
Pueblo County, CO	35-22-63 That part of Sec 36, lying ely of desc Div Ln; comm fr NW cor of Sec 36 monumented with 3/4: x 30" rebar & 3-1/4" alum cap n 88 deg 27 min 59 sec E alg N Ln of SD sec 36 a dist of 2304.98 ft to pt of beg of sd div ln, sd ln runs S 03 dge 53 min 33 sec E a dist of 5270.92 ft to a sandstone being the S4 cor of SD sec 36 + the pt of terminums of ths div ln formerly #23-000-00-157	338.86

Two Rivers Water & Farming Company -- 2012 Annual Report and 10K

Pueblo County, CO
Pueblo County, CO	A PAR of land being a POR of the SE4 25-22-63 more part desc as follows: Comm from the NE Cor of the SE4 of SD sec 25, S 00 deg 00Min 00Sec E alg the Eln of SD sec 25, a dist of 1905.92 ft; th N 90 deg 00 Min 00sec W, a dist of 844.0 ft to the true pt of beg, th cont N 90 deg 00 Min 00Sec W a dist of 946.00 ft; th N 12 deg 16 min 49 sec E, a dist of 322.91 ft; th N 04 deg 58 min 28 sec W , a dist of 1543.82 ft to the N ln of undercliff rd (county rd); th N 89 deg 18 min 31 sec E alg the S	41

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
Pueblo County, CO
The SE 1/4 of Section 15, Township 22 South, Range 63 Parcel 1:  West of the 6th principal meridian, except that portion conveyed in Book 1208 at page 425.  Also except a retangular area, being 50 ft by 200 ft and located in the Southwest corner of the SE 1/4 of section 15, described as follows:  Beginning at the southwest corner of the SE 1/4 of section 15, township 22 south, range 63 west of the 6th principal meridian, thence north along the west side of the said SE 1/4 of section 15, a distance of 200 ft; thence east 50 feet parallel to the south line of the said section 15:  thence south 200 ft to a point on the south line of said section 15; thence west along the south line of said section 15, a distance of 50 feet more or less to the point of beginning .
		1120
Pueblo County, CO	Parcel 2: The SE 1/4 of Section 23, Township 22 South, Range 63 West of the 6th Principal Meridian, County of Pueblo, State of Colorado	incl
Pueblo County, CO	Parcel 3: The S 1/2 of Section 24, Township 22 South, Range 63 West of the 6th Principal Meridian, County of Pueblo, State of Colorado	incl

Two Rivers Water & Farming Company -- 2012 Annual Report and 10K

Pueblo County, CO	Parcel 4: The N 1/2 of Section 25, Township 22 South, Range 63 west of the 6th Principal Meridian, except one square acre in the SE corner thereof, County of Pueblo, State of Colorado	incl
Pueblo County, CO	Parcel 5: The SW 1/4 of Section 26, Township 22 South, Range 63 West of the 6th Principal meridian, County of Pueblo, State of Colorado	incl
Pueblo County, CO	SE4 LESS E 30 FT + S 30 FT RD + 50X200 FT TR 15-22-63	incl
Huerfano, CO	Lot 146, Colorado Land & Livestock, Unit F, as filed April 29, 1981, at reception no 282669, Map No 169, according to the records of the clerk and recorder for Huerfano County, CO: 2083 CR 104, Walsenburg, CO 81089	42
Huerfano, CO	Lot 145 Unit F CLL Ranch; 289 Chickasaw Dr, Walsenburg, CO 81089	42
Huerfano, CO	Orlando Properties	1500
Huerfano, CO
A parcel of land located in Sections 17, 18, 19. 20, Township 26 South, Range 66 West of the 6th  P.M., also being a portion of Orlando Reservoir No2, per plat of Amended Grant of Easement and Result of Survey Plat recorded April 29, 19811, as Map 170, Pocket 3, Folder 3, (also known as Colorado Land and Grazing Unit "E", being more particularly described as follows:  Beginning at the SE corner of the Orlando Reservoir No 2 parcel and northerly
		incl
Pueblo County, CO
Parcel A:  Beginning at a point on the South line of the N 1/2 SW 1/4 of Section 2, Township 21 South, Range 63 West of the 6th P.M., 1654 feet East of the SW corner of the NW 1/4SW1/4 of said Section 2;  Thence East along the said South Line of the N1/2SW1/4 of Section 2, 932.5 feet to a point 16 feet West of the SE corner of the NE1/4SW1/4 of Section 2; Thence North Parallel to and 16 West of the North and South center line of said section 2, 2592.5 feet to an iron bolt set 6ft in the ground; thence North 65degrees10' West Parallel to and about 30 feet up the hill or South of the foot of the bluff, 527 feet, more or less to the south Bank of the Arkansas River; Thence Westerly along the South bank of the Arkansas River 257 ft, more or less to the NW line of the Fort Reynolds military reservation; thence in a Southwesterly direction along the NW line of said Fort Reynolds military reservation 253 ft, more or less to a point which is the NE corner of a tract of land deed to Grace May Cotton, November 16, 1910; thence South 2698 ft to the place of beginning
		34
Pueblo County, CO	Parcel B: The SW corner of the NE quarter of Section 10, Township 21 South, Range 63 West of the 6th P.M., County of Pueblo, State of Colorado, Less 1.81 acres for County road except 30 feet in width along the west and south sides for roads	38.19
Pueblo County, CO	Parcel C: The South 35 acres of the SE quarter of the NE quarter of Section 10, Township 21 South, Range 63 West of the 6th P.M., County of Pueblo; Except 30 ft strips along the East side and South side for roads; Also described as the SE 1/4 of the NE 1/4 of Section 10, Township 21 South, Range 63 West of the 6th P.M.; Except the North 5 acres and except the South 5 acres of the North 10 acres and except 30 ft strips along the East side and South side for roads	35
Pueblo County, CO	Parcel D: NW1/4 of the NE 1/4 of Section 10, Township 21 south, Range 63 West of the 6th P.M., county of Pueblo, State of Colorado, except that portion reserved for road purposees as contained in deed recorded November 1, 1904 in Book 272 at Page 416, County of Pueblo	40

Two Rivers Water & Farming Company -- 2012 Annual Report and 10K

El Paso County, CO	S2SW4SW4SE4 SEC 12-15-63, ex that pt platted to brick house sub plat #10512 5.25 acres vacant land, Drennan Road, Colorado Springs	5.25
Pueblo County, CO	Lot 1 Fort Reynolds subdivision formerly #13-100-00-15
Pueblo County, CO
Sliman Parcel A: A PARCEL OF LAND LOCATED  IN SECTIONS 33 AND 34 TOWNSHIP 20 RANGE 63, A PARCEL OF LAND BEING A PORTION OF THE El/2 OF THE NEl/4 OF SEC 33 AND THE Wl/2 OF SECTION 34 TOWNSHIP 23
RANGE 63; BEING  MORE PARTICULARLY  DESCRIBED AS FOLLOWS: BEGINNING  AT THE INTERSECTION OF THE SOUTHERLY RIGHT OF WAY LINE OF COLORADO STATE HWY #96 AND THE CENERLINE OF 39TH LANE AS IT EXISTS ON MAY 7,1992 FROM WHICH THE NW CORNER OF SAID SECTION 34 BEARS N 75o 27' 50" W (BEARINGS BASED ON THE LINE OF SAID SECTION 33 MONUMENTED AT THE NE CORNER WITH AN AXLE AND AT THE NW CORNER WITH A 2-1/2 FT ALUMINUM MONUMENT PLS 16128, ASSUMED TO BEAR N 89° 59' 18" W) A DISTANCE OF 2258.14 FT; THENCE S 3° 9' 41" W ALONG SAID THE CENTERLINE OF 39TH LANE A DISTANCE OF 1167.32 FT;THENCE S 23o 20' 50" E A DISTANCE OF 98.06 FEET;THENCE  S so 29' 34" W A DISTANCE OF 2001.99 FEET TO A POINT ON THE LINE OF A PARCEL OF LAND DESCRIBED IN BOOK 2417 AT PAGE 977 TO 982 RECORDED OCT 27,19881N THE RECORDS OF THE PUEBLO COUNTY CLERK. RECORDER;THENCE NORTHWESTERLY ALONG SAID LINE THE FOLLOWING NINETEEN (19) COURSES; 1) THENCE  S 5 DEG 52 MIN 13 SEC W A DISTANCE OF 46.25 FEET; 2) THENCE N 73 DEG 58 MIN 57 SEC W A DISTANCE OF 674.56 FEET; 3) THENCE N 61DEG 24 MIN 19 SEC W A DISTANCE OF 129.10 FEET; 4) THENCE N 40 DEG 10 MIN 36 SEC W  DISTANCE OF 122.59 FEET; 5) THENCE N 62 DEG 45 MIN 31SEC W A DISTANCE OF 95.01FEET; 6) THENCE N 76 DEG 50 MIN 30 SEC W A DISTANCE OF 83.89 FEET; 7) THENCE N 84 DEG 5 MIN 46 SEC W A DISTANCE OF 416.84 FEET; 8) THENCE N 64 DEG 6 MIN 24 SEC W A DISTANCE OF 138.87 FEET; 9) THENCE N 22 DEG 6 MIN 2 SEC W A DISTANCE OF 152.21FEET 10) THENCE N 12 DEG 4 MIN 30 SEC W A DISTANCE OF 235.19 FEET; 11) THENCE N 5 DEG 30 MIN 21SEC W A DISTANCE OF 152.75 FEET, 12) THENCE N 34 DEG 48 MIN  34 SEC W A DISTANCE OF 232.50 FEET; 13) THENCE N 64 DEG 3 MIN 55 SEC W A DISTANCE OF 298.90 FEET; 14) THENCE N 39 DEG 12 MIN 25 SEC W A DISTANCE OF 345.55 FEET; 15) THENCE N 24 DEG 45 MIN 34 SEC W A DISTANCE OF 324.46 FEET; 16) THENCE N 11)DEG 32 MIN 51SEC W A DISTANCE OF 193.75 FEET; 17) THENCE N 17 DEG 32 MlN 19 SEC W A DISTANCE OF 365.33 FEET; 18) THENCE N 28 DEG 1MIN 37 SEC W A DISTANCE OF 115.22 FEET; 19) THENCE N 13 DEG 5 MIN 27 SEC E A DISTANCE OF 1053.25 FEET; MORE OR LESS TO A POINT ON THE SAl D SOUTHERLY RIGHT OF WAY LINE OF COLORADO STATE HWY #96;THENCE  S 83° 38' 50" E ALONG SAID SOUTHERLY RIGHT OFWAY LINE A DISTANCE OF 2627.84 FEET MORE OR LESS TO THE POINT OF BEGINNING.  SUBJECT TO EASEMENTS AND RIGHTS-OF-WAY OF RECORD AND EASEMENT FOR USE AND REPAIR OF THE PIPELINE LOCATED ON THE PROPERTY. LESS PROPERTY SOLD BY WARRANTY DEED #1206107.
		325

Two Rivers Water & Farming Company -- 2012 Annual Report and 10K

Pueblo County, CO
Sliman Parcel B: Nl/2 NEl/4 Nl/2 NEl/4, LESS RAILROAD AND ROADS,SECTION 34 TOWNSHIP 20 RANGE 63; SW 1/4 NE 1/4 SECTION 34 TOWNSHIP 20 RANGE 63 SEl/4 SEl/4 LESS 7A SOLD 34-20-6333A. Nl/2 NWl/4 LESS RAILROAD SECTION 34 TOWNSHIP 20 RANGE 63;Sl/2 NWl/4 SECTION 34 TOWNSHIP 20 RANGE 63 BOA SWl/4 PART N OF RIVER AND SOLD SECTION 34 TOWNSHIP 20 RANGE 63.  EXCEPTING PROPERTY SOLD TO SOUTH WEST READY-MIX INC OF PUEBLO BY#B747559, EXCEPTING PROPERTY SOLD TO SOUTHWEST READY-MIX  INC.,OF  PUEBLO BY SPECIAL WARRANTY  DEED #988660. LESS PROPERTY  SOLD BY WARRANTY DEED# 1041083
incl
Pueblo County, CO
Sliman Parcel C:  SECTION 34 TOWNSHIP 20 RANGE 63 Sl/2 SEl/4 NEl/4 SEl/4, (TRACT 200 FEET OFF SOUTH SIDE AND TRACT 40 FEET OFF EAST SIDE OF SEl/4 NEl/4, EXCEPTING TRACT SOLD TO SOUTHWEST READY-MIX INC OF PUEBLO BY WARRANTY  DEED #B747589 LESS PROPERTY  SOLD  BY WARRANTY DEED #1041083.
incl
Pueblo County, CO
Sliman Parcel D: THAT PART OF THE FOLLOWING LEGAL IN THE Wl/2 OF SECTION 35 TOWNSHIP 20 RANGE 63 PARTLY DESCRIBED AS FOLLOWS: BEGINNING AT A POINT ON THE SOUTHERLY RIGHT OF WAY LINE OF US HWY #50B FROM WHICH THESE CORNER OF SECTION 28 TOWNSHIP 20 RANGE 63 W BEARS N 80° 34' 31" W (BEARINGS BASED ON THE S LINE OF SAID SECTION 28 MONUMENTED AT THESE CORNER WITH AN AXLE AT THE SW CORNER WITH A 2 Y. ALUMINUM MONUMENT, PLS 16128, ASSUMED TO BEAR N 89°59' 18" W) A DISTANCE OF 7486.21FEET;THENCE 52° 15' 47" E A DISTANCE OF 352.24 FEET;S1 5' 14"E A DISTANCE OF 653.78 FEET;THENCE  S 3° 36' 23" W A DISTANCE OF 621.42 FEET;THENCE  S go 59' 9" E A DISTANCE OF 324.21FEET;THENCE S 1  4' 33" E A DISTANCE OF 471.23 PT;THENCE  S 84° 17' 34" W A DSTANCE OF 941.10 FEET; THENCE S 16° 27' 11" E A DISTANCE OF 260.86 FT;THENCE  S 12o 11' 29" E A DISTANCE  OF 391.88 FEET;THENCE S 33o 10' 17" W A DISTANC OF 230.86 FEET;THENCE  S 65° 34' 31" W A DISTANCE OF 298.34 FEET;THENCE  S 3r 23' 29" W A DISTANCE  OF 29.22 FEET TO A POINT ON THE NORTHERLY LINE OF THAT PARCEL OF LAND DESCRIBED IN THAT DEED RECORDED IN BOOK 2417 AT PAGE 977 TO 982 IN THE RECORDS OF THE PUEBLO COUNTY CLERK AND RECORDER,THENCE WESTERLY ALONG SAID NORTHERLY LINE THE FOLLOWING  EIGHT (8) COURSES; 1) N 52 DEG 36 MIN 31SEC W, A DISTANCE OF 1012.62 FEET; 2) N 43 DEG 00 MIN 45 SEC W, A DISTANCE OF 87.77 FEET; 3) N 01DEG 39 MIN 56 SEC W, A DISTANCE OF 425.93 FEET; 4) N SO DEG 45 MIN 33 SEC W, A DISTANCE OF 1290.04 FEET 5) N 27 DEG 42 MIN 12 SEC W, A DISTANCE  OF 2340 FEET; 6} S 66 DEG 35 MIN 20 SEC W, A DISTANCE OF 601.89 FEET; 7) S 63 DEG 02 MIN 43 SEC W, A DISTANCE OF 1761.89 FEET; 8) S 89 DEG 57 MIN 5 SEC W, A DISTANCE OF 263.82 FEET; THENCE N so 29' 34" E A DISTANCE OF 2001.99 FEET;THENCE N23o 20' 50" W A DISTANCE OF 98.06 FEET THENCE N 3° 9' 41" E A DISTANCE OF 1163.94 TO A POINT ON THE SOUTHERLY RIGHT OF WAY LINE  OF SAID US HWY #SOB;THENCE  EASTERLY ALONG  THE SAID SOUTHERLY RIGHT OF WAY LINE A DISTANCE OF 5243.9 FEET MORE OR LESS TO THE POINT OF BEGINNING.
incl
Pueblo County, CO
Sliman Parcel E:  BEGINNING AT A POINT 114 FEET NORTHERLY FROM AND AT RIGHT ANGLES TO GIL MAIN TRACT AND SANTA FE RAILROAD OPP PROFILE STATION 7183,96.7 FEET AT DINSMORE AND 365.07FEET BEARING N 76° 51' W FROM NE CORNER OF SW 1/4 NW 1/4 SECTION 26 THENCE Nor 36' E 150 FEET;THENCE N 8r 34' W 327.3 FEET;THENCE  S 151.27 FEET;THENCE  S Sr 34' E 307.73 FEET TO THE POINT OF BEGININNG.
incl
	TOTAL	5,211

Two Rivers Water & Farming Company -- 2012 Annual Report and 10K

Of the 5,211 acres detailed above, the land has been classified in the following categories:

Classification	Acres
Developed irrigable acres producing	333
Developed irrigable acres, non-production in 2012	680
Potential irrigable acres to be developed	1,920
Strategic water acres	724
Grazing acres	737
Non-productive acres	817
Total	5,211

ITEM 3.  LEGAL PROCEEDINGS

Management is not aware of any legal proceedings that it would consider material and that name the Company or any of its subsidiaries as defendants.

ITEM 4.   MINE SAFETY DISCLOSURES

Not Applicable.

Two Rivers Water & Farming Company -- 2012 Annual Report and 10K

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

The following table sets forth the range of high and low bid quotations for the common stock of each full quarterly period during the years ended December 31, 2012 and 2011. The quotations were obtained from information published by the FINRA and reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Quarter Ended	High	Low
2012
December 31st	$1.65	$0.99
September 30th	$1.81	$1.50
June 30th	$1.80	$0.90
March 31st	$1.80	$1.10
2011
December 31st	$ 2.40	$ 1.50
September 30th	2.85	2.00
June 30th	3.05	2.37
March 31st	2.80	1.75

As of December 31, 2012, there were approximately 1,100 shareholders of record. We estimate that there are approximately 800 beneficial shareholders.  In many instances, a registered stockholder is a broker or other entity holding shares in street name for one or more customers who beneficially own the shares.

Our transfer agent is Broadridge, 1717 Arch St., Ste. 1300, Philadelphia PA 19103, phone: (215) 553-5400.

Dividends on Common Stock

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

Two Rivers Water & Farming Company -- 2012 Annual Report and 10K

Dividends on Preferred Stock

Through 2012, there have been no dividends declared on our common or preferred stock.

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

Annual Shareholders’ Meeting

On December 11, 2012, the Company held its Annual Shareholders’ Meeting at its offices at 2000 South Colorado Blvd, Tower 1, Conference Room, 3rd Floor in Denver, Colorado.  The shares necessary for a quorum were present at the meeting and the following proposals were voted on and passed.

To elect directors to our Board of Directors:

Voting results:

For	Against	Withheld	Broker non-votes
12,564,000	0	5,421	2,602,245

Election of directors including director exceptions:

Name	FOR	WITHHELD
John R. McKowen	12,563,487	5,934
John Stroh II	12,560,942	8,479
Dennis Channer	12,561,716	7,705
Gregg Campbell	12,561,875	7,546
Bradley Walker	12,563,817	5,604

Results: Passed

Two Rivers Water & Farming Company -- 2012 Annual Report and 10K

Proposal 2:  To ratify appointment of auditors, Eide Bailly, LLP.

Voting results:

For	Against	Abstain
15,170,508	161	997

Results:  Passed

Proposal 3:  To change the Company’s name from Two Rivers Water Company to Two Rivers Water & Farming Company

Voting results:

For	Against	Abstain
14,856,587	314,103	976

Results:  Passed

During the year ended December 31, 2012, other than the above proposals, no other matters were submitted to the Company’s shareholders for approval.

Recent Sales of Unregistered Securities

During the period ended December 31, 2012, the Company issued the following unregistered securities:
•	416,666 shares were issued under the 2011 Long-Term Stock Incentive Plan;
•	626,666 shares issued to consultants;
•	616,850 shares issued to holders of the Bridge Loan for extension of the Bridge Loan;
•	50,000 shares issued to the Board of Directors for their service in 2011.
•	100,000 shares issued from the exercise of warrants.

Exemption from Registration Claimed

All of the sales by us of our unregistered securities were made in reliance upon Regulation D and Section 4(2) of the Securities Act of 1933, as amended (the “1933 Act”).  The entities or individuals listed above that purchased the unregistered securities were known to us and our management, through pre-existing business relationships.  They were provided access to all material information, all information necessary to verify such information, and our management in connection with the purchases.  The purchaser of the unregistered securities acquired such securities for investment and not with a view toward distribution, acknowledging such intent to us. All certificates or agreements representing such securities that were issued contained restrictive legends, prohibiting further transfer of the certificates or agreements representing such securities, without such securities either being first registered or otherwise exempt from registration in any further resale or disposition.

Two Rivers Water & Farming Company -- 2012 Annual Report and 10K

Recent Issuance of Options

From January 1, 2012 through December 31, 2012, we issued 204,480 options from our 2005 Stock Option Plan to a consultant, exercisable at $1.25/share, vesting immediately and expiring on May 30, 2017.

From January 1, 2012 through December 31, 2012, we issued RSU grants of approximately 4,700,000 to employees from our 2011 Long-Term Stock Incentive Plan.

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

Plan of Operations – Overview

Two Rivers has developed and operates a revolutionary new water business model suitable for arid regions in the southwestern United States whereby the Company synergistically integrates irrigated farming and wholesale water distribution into one company, utilizing a practice of rotational farm fallowing.  Rotational farm fallowing, as it applies to water, is a best methods farm practice whereby portions of farm acreage are temporarily fallowed in cyclic rotation to give soil an opportunity to reconstitute itself.  As a result of fallowing, an increment of irrigation water can be made available for municipal use without permanently drying up irrigated farmland.  Collaborative rotational farm fallowing agreements between farmers and municipalities make surplus irrigation water available for urban use during droughts and, conversely, make surplus urban water available for irrigation during relatively wet periods. The Company produces and markets high value vegetable and fodder crops on its irrigated farmland and provides wholesale water distribution through farm fallowing agreements in its initial area of focus on the Arkansas River and its tributaries on the southern Front Range of Colorado.

Two Rivers Water & Farming Company -- 2012 Annual Report and 10K

Irrigated Farmland

Acquiring integrated farmland/water assets is designed to position the Company and its shareholders to benefit from rising food and water demand.  The Company believes that expanding regional and global demand for food and water will make our integrated water assets and irrigated farmland even more valuable in the years to come.  The growing world population and rising incomes are increasing the demand for high quality food and fiber, yet there has been a reduction of arable land and pressure on finite water supplies to keep up with this demand.  By returning irrigated farmland to production and applying improved agronomy, crop selection and water management techniques, the Company proposes to produce “more crop per drop” and to sustainably produce a variety of high value human consumption crops and animal fodder.

In 2012, Two Rivers acquired Dionisio Farms & Produce (DFP) and its farming operations, which consistently produces high value fruits and vegetables and fodder crops.  In addition to the 353 acres farmed by DFP, the Company also leased nearby land and water rights to produce crops on a total of 482 acres during the 2012 growing season.  By integrating DFP with the Company’s productive farmland in the Huerfano/Cucharas watershed, the Company significantly increased overall productivity in 2012 versus 2011 (both of which were characterized as drought years in southeastern Colorado).  Since acquiring DFP in a two-step process in 2012, the Company has further integrated its farming operations under the supervision of Russ Dionisio, a third-generation farmer in the Arkansas River watershed.  As a result, the Company expects to expand its land under cultivation during 2013 to approximately 539 acres, subject to water and capital availability.  The integration of DFP also furthers the long-term objectives of diversifying and integrating the Company’s water resources, because DFP is irrigated primarily from the Bessemer Ditch Irrigation Company which manages among the most senior and secure water rights in the Arkansas River watershed.

Water Assets

The right to water in Colorado is a right that can be developed, managed, purchased or sold much like real property, subject to appropriate regulation.  Water rights are judicially decreed and, because of Colorado’s application of the Prior Appropriation Doctrine (“first in time, first in right”), senior water right holders are entitled to the beneficial use of water prior to junior holders, in times of shortage.  Consequently senior water rights are more consistent, reliable and valuable than junior rights which may be interrupted (or “called out” in the parlance of Colorado water administration).  Two Rivers will continue to evaluate acquisitions of farmland in light of their associated water rights and plans to continue integrating its farming and water management activities.

Water Storage Reservoirs and Ditches

Water management infrastructure—river diversion structures, conveyance facilities, reservoirs, and distribution canals (sometimes referred to colloquially as “ditches”)—are a significant part of our water and farming system.  The flexible ability to capture and store water, control diversions, and release water when it is most productive, all in accordance with judicial decrees, are valuable components of the Company’s plan to build out an integrated farming/water management enterprise.  For instance, there is significant demand for water storage in the Arkansas River Basin (as well as in other parts of Colorado).  Primarily to meet its own demand for irrigation water, the Company completed projects during 2012 to refurbish two historic reservoirs (the Cucharas Reservoir, an on-stream facility, and the Orlando Reservoir, which diverts water from the Huerfano River).  Because restoring this historic capacity serves a state-wide need, the Company secured long-term, low-cost financing for these projects from the Colorado Water Conservation Board to significantly leverage the Company’s equity investment in these storage reservoirs.  As a result of completing these projects during 2012, the Company now has approximately 15,000 acre-feet of operable storage in the combined Huerfano/Cucharas watershed.

Two Rivers Water & Farming Company -- 2012 Annual Report and 10K

The Company recently acquired land along the Arkansas River (strategically located between the confluences of Fountain Creek—upstream—and the Huerfano River—downstream) on which it plans to create additional storage for eventual integration with the Company’s water system and with other water management systems in the Arkansas River watershed.  Two Rivers plans to apply to the Colorado Water Conservation Board for financing for the additional reservoir and, subject to capital availability, expects to more than double the Company’s operable storage during 2013.  Ultimately, we expect that the Company's development of additional water storage capacity and associated infrastructure will contribute to more consistent, reliable, and efficient use of water under the Bessemer and Huerfano/Cucharas ditch systems.  Because of its development and integrated management of the projected water supply system, the Company is in an economically advantaged position to revitalize and bring into production up to 20,000 acres of valuable farmland that has been idled in recent decades primarily because of the inadequacy of its water supply and unavailability of capital for system maintenance.

Subject to capital availability, the Company expects to build and refurbish storage reservoirs which, together with our existing diversion rights and distribution facilities, will allow us to store an additional 75,000 acre-feet of water in the Arkansas River watershed (over and above our 15,000 acre-feet of currently operable storage), within the next five years.  The additional water storage will provide reliability during dry years, enabling the Company to expand our farming operations to maintain balance between irrigable land and available irrigation water.

Acquisitions

In 2012, the Company made significant acquisitions and improvements to implement our long-term business plan.  In addition to the two-step DFP acquisition and the acquisition of land for a new reservoir, both of which are discussed above, the Company expanded its “acres under the plow” by bringing into production land in its portfolio that had been idled for decades and by entering into leases of currently productive farmland under the Bessemer Ditch.  Further, during 2012, the Company successfully completed renovation projects on the Cucharas and Orlando Reservoirs, both of which were acquired in prior years.  Those facilities are now positioned to support expansion of our farming operations, subject to the availability of growth capital.  Moreover, the Company’s integrated farming/water management businesses successfully operated to produce revenue and gross margins from growing, harvesting, cooling, packaging and shipping a variety of high-value human consumption crops and animal fodder.

Financing

The Company has aggressively expanded operations relying on various funding mechanisms, which include debt, convertible debt and equity capital.  Since inception, the Company has raised and invested over $40 million acquire, improve and integrate farm/water assets necessary to support its two businesses.

In 2012, DFP offered 2,500,000 of its preferred shares in a private placement which was fully subscribed at its close in early 2013.  Each preferred share was offered with a warrant to purchase a common share of the Company, to form a unit, which was sold at $2.00.  The offering generated net proceeds of $4,621,000.  Proceeds of the offering were used as follows  (1) reimbursement to the Company of $630,000 for the Dionisio first closing in June, 2012, net of bank financing; (2) completing the second stage closing of the Dionisio purchase transaction in November, 2012 of $900,000 which is net of seller carry back; (3) purchase of a neighboring farm for $56,000 plus assumption and new debt, (4) a loan of $1,000,000 to the Company; and (5) the remainder of $2,035,000 as working capital and reserves.

Two Rivers Water & Farming Company -- 2012 Annual Report and 10K

In late 2012, Two Rivers offered holders of convertible debt issued by its F-1 and F-2 subsidiaries (which debt was secured by land and participation interests in those subsidiaries), as well as Bridge Loan holders, the opportunity to convert their debt into equity.  Over 70 such holders, representing $10,876,000 of debt, converted to an equity position.

F-1 offered its holders of its Series A convertible debt the opportunity to convert their debt into preferred shares of F-1 (which converted from an LLC to a corporation) and receive warrants to purchase common shares of the Company.  Each preferred share can be converted into one share of common stock of Two Rivers.  For every two preferred shares in F-1, one warrant to purchase one common share of the Company was also issued.  The warrant expires December 31, 2017 and can be exercised at $3 per common share of Two Rivers.  As of December 31, 2012, we received from the Series A debt holders the intent, subject to a final review of all transactional and legal documents, to convert $1,975,000 of the debt thereby leaving $25,000 of the originally issued Series A convertible debt and accrued interest of $86,000 as outstanding as of December 31, 2012.

Similarly, F-2 offered the holders of the Series B convertible debt the opportunity to convert their debt into preferred shares of F-2 (which converted from an LLC to a corporation) and receive warrants to purchase common shares of the Company.  Each preferred share in F-2 can be converted into one share of common stock of Two Rivers.  For every two preferred shares, a warrant to purchase one common share of the Company was also issued.  The warrant expires December 31, 2017 and can be exercised at $3 per common share of Two Rivers.  As of December 31, 2012, we received from the Series B debt holders the intent, subject to a final review of all transactional and legal documents, to convert $5,107,000 of the debt thereby leaving $225,000 of the originally issued Series B convertible debt and accrued interest of $194,000 as outstanding as of December 31, 2012.

The F-1 Preferred and F-2 Preferred also include two dividends: (1) Cumulative 8% Annual Dividend; and (2) 25% Annual Net Profits Participation Dividend.   Under the Cumulative 8% Annual Dividend, holders of the preferred shares of the F-1 and F-2 will be entitled to receive an annual dividend, when and if declared by their respective Board of Directors, at the rate of 8% per annum.  Under the 25% Annual Net Profits Participation Dividend, F-1 and F-2 Preferred holders will be entitled to receive an annual cumulative dividend, when and if declared, on a pro rata basis, equal to 25%, on a fully converted basis, of the Annual Net Profit from their respective entities.  Annual Net Profit is defined as the respective entity’s earnings (as defined by U.S. GAAP) less interest payments and the 8% dividend set forth above and estimated income taxes owed.

In December 2012, the Company offered the holders of its Bridge Loan convertible debt the opportunity to convert their debt into preferred shares of the Company and receive warrants to purchase common shares of the Company.  The Company created a series of preferred stock designated as Series BL Convertible Preferred Stock (the “BL Preferred”).  Each share of the BL Preferred can be converted into one share of common stock of Two Rivers.  For every two shares of the BL Preferred, a warrant to purchase one common share of the Company was also issued.  The warrant expires December 31, 2017 and can be exercised at $3 per common share of Two Rivers.  As of December 31, 2012, we received from the Bridge Loan debt holders the intent, subject to a final review of all transactional and legal documents, to convert $3,794,000 which represents conversion of the entire Bridge Loan debt.

The BL Preferred include two dividends: (1) Cumulative 8% Annual Dividend; and (2) 10% Annual Net Profits Participation Dividend.   Under the Cumulative 8% Annual Dividend, holders of the BL Preferred will be entitled to receive an annual dividend, when and if declared by the Company’s Board of Directors, at the rate of 8% per annum.  Under the 10% Annual Net Profits Participation Dividend, BL Preferred holders will be entitled to receive an annual cumulative dividend, when and if declared, on a pro rata basis, equal to 10%, on a fully converted basis, of the Annual Net Profit.  Annual Net Profit is defined as the Company’s earnings (as defined by U.S. GAAP) less interest payments and the 8% dividend set forth above and an estimate of income taxes owed.

Two Rivers Water & Farming Company -- 2012 Annual Report and 10K

Overall, the conversions not only eliminated $10,876,000 in debt and its associated interest and principal obligations, but also strengthened our balance sheet and positioned the Company to make other investments in furtherance of our business plan.

As of December 31, 2012, the Company had $10,978,000 as the current portion of long term debt.  The current portion represents $4,200,000 owed on a real estate contract, which the Company has $100,000 at risk as a non-refundable deposit and $6,587,000 in HCIC seller carry back, which the Company intends to refinance or provider the holders of the HCIC debt an incentive to extend their notes.  There can be no assurances that we will be successful in refinancing or extending the HCIC debt.

Management plans an additional equity funding round in later 2013 Quarter 2 or early 2013 Quarter 3.

The Company maintains a website at www.2riverswater.com, which is not incorporated in, and is not a part of, this report.

Results of Operations

For the Year Ended December 31, 2012 Compared to the Year Ended December 31, 2011

Our Consolidated Operations

Our revenues are a result of the activities of our Farming Business and Water Business.  Presently, we grow human consumable vegetables and feed crops that include corn and sorghum.  There is an active market for both of our farm products.  We receive water revenues through the lease of water.

During the year ended December 31, 2012, we recognized revenues from continuing operations of $1,075,000, compared to $105,000 in revenues from continuing operations during the year ended December 31, 2011.  The increase of $970,000 was a result of was a result of our purchase of the Dionisio operations partially offset by the Company’s decision to not plant during the 2011 growing cycle and reduce our farming operations in 2012 due to an extended drought in the area.

During the year ended December 31, 2012, operating expenses from continuing operations were $7,848,000 compared to $6,648,000 for the year ended December 31, 2011.  The increase of $1,200,000 was primarily a result of the increase in stock based compensation and warrant expense of $756,000 ($3,434,000 for the year ended December 31, 2012 compared to $2,678,000 for the year ended December 31, 2011) along with an increase in salaries, legal and general overhead related to the Farming Business and Water Business.

During the year ended December 31, 2012, other income/(expenses) were $(6,617,000) compared to $625,000 for the year ended December 31, 2011.  The decrease in other income of $7,242,000 was due to non-cash charges for the conversion of our Series A, B and Bridge Loan to accretion of debt issuance costs of $3,359,000 an increase is interest expense of $1,571,000 ($2,869,000 in 2012 compared to $1,298,000 in 2011) and the recognition of a gain from a bargain purchase recognized in 2011 from our Orlando acquisition amounting to $1,736,000.

Two Rivers Water & Farming Company -- 2012 Annual Report and 10K

These figures produced a loss from continuing operations of $14,506,000 for the year ended December 31, 2012 compared to a loss from operations of $6,015,000 for the year ended December 31, 2011.

For the year ended December 31, 2012, we anticipate stock based compensation to decrease while our operating expenses are expected to increase due to increased farming activity and capital investment.

During the year ended December 31, 2011, the Company completed the discontinuation of our operations in the mortgage business.  This segment, a legacy of the Company’s former operating history, is classified as Discontinued Operations in the Statement of Consolidated Operations.  During the year ended December 31, 2011, the Company recognized a loss of $132,000.

During the year ended December 31, 2012, we recognized a net loss from both continuing and discontinued operations of $14,549,000 compared to a net loss of $6,198,000 during the year ended December 31, 2011.  The resulting increase in the loss of $8,351,000 was primarily the result of the items previously discussed with the majority difference in 2012 being not recognizing the $1,736,000 gain from a bargain purchase, the non-cash conversion charges of $3,359,000 and  an increase of interest expense of $1,571,000, for a total of $6,666,000.

Analysis of Farming Operations in 2012 (in thousands, except for acres)

	Dionisio (1)	Butte Valley (2)	Farms F-1 (3)	Not Assigned (4)
Acres in Production	353	129	None	None
Crops	Cabbage, corn, squash, pumpkin	Sorghum	None	None
Revenue	$ 922	$ 57	$ -0-	$ -0-
Direct cost of revenue	$ 555	$ 113	$ 316	$ 140
Gross Profit	$ 367	$ (56)	$ (316)	$ (140)
Notes:
(1) TR Bessemer operated the Dionisio Farm (DFP) for the 2012 growing season. In 2013, these amounts will be reported under DFP.
(2) Butte Valley planted sorghum to maintain the soil and provide some revenue based on the limited water available.
(3) There were no planting in F-1 due to the severe drought.
(4) Represents general direct cost that was not assigned to a particular farm.

LIQUIDITY

From the Company’s inception through December 31, 2012, we have funded our operations primarily from the following sources:
-	Equity and debt proceeds through private placements of Company and subsidiaries securities;
-	Revenue generated from operations;
-	Loans and lines of credit;
-	Sales of residential properties acquired through deed-in-lieu of foreclosure actions;
-	Sales of equity investments, and
-	Proceeds from the exercise of legacy Navidec Options.

Two Rivers Water & Farming Company -- 2012 Annual Report and 10K

At the present time the Company has no available line or letters of credit.

Cash flow from operations has not historically been sufficient to sustain our operations without the above additional sources of capital.  As of December 31, 2012, the Company had cash, cash equivalents and short term investments of $1,340,000.  Cash flow consumed by our operating activities totaled $4,291,000 for the year ended December 31, 2012 compared to operating activities consuming $3,212,000 for the year ended December 31, 2011.

As of December 31, 2012, the Company had $1,647,000 in current assets and $12,106,000 in current liabilities, which included $10,978,000 as the current portion of long term debt.  The current portion represents $4,200,000 owed on a real estate contract, which the Company has $100,000 at risk as a non-refundable deposit and $6,587,000 in HCIC seller carry back, which the Company intends to refinance or provider the holders of the HCIC debt an incentive to extend their notes.  There can be no assurances that we will be successful in refinancing or extending the HCIC debt.

Subsequent to the close of the December 31, 2012 fiscal year, the Company has further addressed its short-term working capital needs through the completion of the DFP private placement of $5,000,000.

As of December 31, 2011, the Company had $1,064,000 in current assets and $1,158,000 in current liabilities.  Subsequent to the close of the December 31, 2011 fiscal year, the Company has addressed our short-term working capital needs through a bridge loan (“Bridge Loan”).

Cash flows used by our investing activities for the year ended December 31, 2012, were $4,413,000 compared to $2,539,000 used for the year ended December 31, 2011.

In the year ended December 31, 2012 we used $2,497,000 to purchase land, water shares and infrastructure, $1,098,000 to purchase property and equipment (which includes equipment purchased in the DFP transaction), and $900,000 for the purchase of the DFP intangibles.

In the year ended December 31, 2011 we used $1,064,000 to purchase land, water shares and infrastructure, $947,000 to purchase property and equipment, $359,000 for dam rehabilitation, , and a net expenditure of $169,000 to purchase short-term investments.

Cash produced in financing activities was $9,267,000 for the year ended December 31, 2012 compared to a production of cash of $5,883,000 for the year ended December 31, 2011.

During 2012 we issued $3,994,000 in a bridge loan, borrowed $2,369,000 consisting of new bank financing, received a net of $3,119,000 for the Dionisio Farms & Produce, Inc. private placement, paid down debt of $315,000, and received $100,000 from exercise of warrants.

During 2011 we issued $6,668,000 (net of offering costs of $664,000) in convertible debt, retired $1,322,000 in debt, used $76,000 to retire our common stock, and received $613,000 from the exercise of warrants and options.

Two Rivers Water & Farming Company -- 2012 Annual Report and 10K

CRITICAL ACCOUNTING POLICIES

The Company has identified the policies below as critical to our business operations and the understanding of the Company’s results from operations.  The impact and any associated risks related to these policies on the Company’s business operations is discussed throughout Management’s Discussion and Analysis of Financial Conditions and Results of Operations where such policies affect the Company’s reported and expected financial results.  For a detailed discussion on the application of these and other accounting policies, see Note 2 in the Notes to the Consolidated Financial Statements beginning on page 91 of this document.  Note that the Company’s preparation of this document requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period.  There can be no assurance that actual results will not differ from those estimates.

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

Two Rivers Water & Farming Company -- 2012 Annual Report and 10K

Nonrecurring Fair Value Measurements

Business Acquisitions

Acquisition of HCIC.  During the quarter ended March 31, 2010, the Company acquired a majority share of HCIC.  In order to value the acquired assets and liabilities, the Company considered an appraisal that was performed by an engineering company and also other factors such as replacement costs adjusted for the actual condition of HCIC’s assets.  In arriving at a value, the Company used Level 2 inputs whereby the water rights were valued using comparable prices in markets that are not active.  The infrastructure of HCIC, including water storage, ditches and diversion points, was valued at replacement cost less physical obsolescence and deterioration.  The value of HCIC as of March 2, 2010 was estimated to be $24,196,000.

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

As we acquire land and water rights, we record the purchase at our cost.  If we acquire a business entity that has land and water rights, we engage an independent appraiser to fair value the assets and liabilities acquired.  (See above, Fair Value of Measurements and Disclosures)

Once per year, management will assess the value of the land and water rights held, and if, in management’s opinion, the rights have become impaired, the Company will establish an allowance against such impairment.  In accordance with ASC 360-10, in early 2013, management performed an analysis to ascertain if there were any events or changes in circumstances that indicate that the carrying value of our land and water rights may not be recoverable.  Management determined that there were no significant changes or events that would cause a detailed determination of impairments.

Land

Land acquired for farming is recorded at cost.  Some of the land acquired has not been farmed for many years, if not decades.  Therefore, additional expenditures are required to make the land ready for efficient farming.  Expenditures for leveling the land are added to the cost of the land.  Irrigation is not capitalized in the cost of Land (see Property and Equipment below). Land is not depreciated.  However, once per year, Management will assess the value of land held, and in their opinion, if the land has become impaired, Management will write down the value to the estimate of fair value.

Two Rivers Water & Farming Company -- 2012 Annual Report and 10K

Accounting for debt and equity instruments

In December 2012, Two Rivers Water & Farming Company offered the holders of Convertible Debt Series A ($2,000,000 balance); Convertible Debt Series B ($5,332,000), and Bridge Loan ($3,794,000) the opportunity to convert into preferred shares and receive warrants.

As of December 31, 2012, we received from the debt holders the following intent to convert, subject to a final review of all transactional and legal documents:  Series A for $1,975,000; Series B for $5,107,000 ($100,000 conversion requests were executed after December 31, 2012) and the Bridge Loan for $3,794,000.

Each preferred share can be converted into one share of common stock of Two Rivers.  For every two preferred shares, one Two Rivers’ (Parent) warrant is also issued.  The warrant expires December 31, 2017 and can be exercised at $3/share of Two Rivers.

Since there are no mandatory conversion features in the preferred shares that are outside the control of Two Rivers, it has been determined that these shares are properly classified as permanent equity.

For Series A, preferred shares in Two Rivers Farms F-1, Inc. (F-1 has changed from a LLC to a Corporation) will be issued. For Series B, preferred shares in Two Rivers Farms F-2, Inc. (F-2 has changed from a LLC to a Corporation) will be issued.  For the Bridge Loan, preferred shares in Two Rivers Water & Farming Company will be issued.

The issuance of the preferred shares and the warrants are subject to beneficial conversion calculations along with fair market value allocations between the warrants and preferred shares.  Additionally, it has been determined that the preferred shares in Two Rivers’ subsidiaries will be classified as non-controlling interest in subsidiaries.

Intangibles

Intangibles with an indefinite life

Two Rivers Water & Farming Company recognizes the estimated fair value of water rights acquired by the Company’s purchase of stock in HCIC and Orlando.   These intangible assets will not be amortized because they have an indefinite remaining useful life based on many factors and considerations, including, the historical upward valuation of water rights within Colorado.

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

Two Rivers Water & Farming Company -- 2012 Annual Report and 10K

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

Water Revenues

Current water revenues are from the lease of water owned by HCIC to farmers in the HCIC service area.  Water revenues are recognized when the water is used as invoiced at the agreed upon rate per acre foot of water consumed.

Member Assessments

Once per year the HCIC board estimates the HCIC expenses, less anticipated water revenues, and establishes an annual assessment per ownership share.  One-half of the member assessment is recorded in the first quarter of the calendar year and the other one-half of the member assessment is recorded in the third quarter of the calendar year.  Assessments paid by Two Rivers Water & Farming Company to HCIC are eliminated in consolidation of the financial statements.

HCIC does not reserve against any unpaid assessments.  Assessments due, but unpaid, are secured by the member’s ownership of HCIC.  The value of this ownership is significantly greater than the annual assessments.

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

Two Rivers Water & Farming Company -- 2012 Annual Report and 10K

Presentation of Comprehensive Income

In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income. The issuance of ASU 2011-5 is intended to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. The guidance in ASU 2011-5 supersedes the presentation options in ASC Topic 220 and facilitates convergence of U.S. generally accepted accounting principles and International Financial Reporting Standards by eliminating the option to present components of other comprehensive income as part of the statement of changes in shareholders’ equity and requiring that all non-owner changes in shareholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This guidance will be applied retrospectively and early adoption is permitted. This guidance is effective for fiscal years and interim periods within those years, beginning after December 15, 2011. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

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

There were various other accounting standards and interpretations issued in 2012 and 2011, none of which are expected to have a material impact on the Company’s financial position, operations or cash flows.

Contractual Obligations

The Company has the following contractual obligations:

Current portion long term debt:	12/31/2012
HCIC seller carry back	$6,587,000
SW Farms	$4,200,000
CWCB	35,000
FNB	27,000
Equipment loans	129,000
Total	$10,978,000

Year Ending December 31,	Principal Due	Interest Due
2013	10,978,000	499,000
2014	793,000	188,000
2015	1,438,000	156,000
2016	172,000	123,000
2017	1,553,000	89,000
2018 & beyond	412,000	173,000
Total	$15,346,000	$1,228,000

Two Rivers Water & Farming Company -- 2012 Annual Report and 10K

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to the impact of interest rate changes and change in the market values of our real estate properties. Based on our market risk sensitive instruments outstanding as of December 31, 2012, as described below, it was determined that there was no material market risk exposure to our consolidated financial position, results of operations, or cash flows as of such date. We do not enter into derivatives or other financial instruments for trading or speculative purposes.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Reports of the Independent Registered Accounting Firms appears on Page [INSERT PAGE NUMBER] and the Consolidated Financial Statements and Notes to Consolidated Financial Statements appearing at Pages 73 through 118 hereof are incorporated herein by reference.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Schumacher and Associates, Inc., (“Schumacher”) the independent registered public accountant for Two Rivers Water & Farming Company, was dismissed as the Company’s independent registered public accountant on April 7, 2011.

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

ITEM 9A.  CONTROLS AND PROCEDURES

Disclosures Controls and Procedures

We have adopted and maintain disclosure controls and procedures (as such term is defined in Rules  13a-15I and 15d-15(e) under the Securities  Exchange Act of 1934, as amended (the "Exchange  Act")) that are designed to ensure that information required to be disclosed in our reports  under the Exchange Act, is recorded, processed, summarized and reported within the time periods required under the ’EC's rules and forms and that the information is gathered and communicated to our management, including our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), as appropriate, to allow for timely decisions regarding required disclosure.

Two Rivers Water & Farming Company -- 2012 Annual Report and 10K

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO” who is also the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report.  Based on that evaluation, and taking the matters described below into account, the Company’s CEO and CFO have concluded that our disclosure controls and procedures over financial reporting were not effective during reporting period ended December 31, 2012 as discussed below.

Eide Bailly LLP, our registered independent public accounting firm, was not required to and has not issued a report concerning the effectiveness of our internal control over financial reporting as of December 31, 2012.

Management's Annual Report on Internal Control Over Financial Reporting

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

A material weakness is a control deficiency, or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management’s assessment of the effectiveness of the small business issuer’s internal control over financial reporting as of the year ended December 31, 2012 the Company did not maintain effective internal control over financial reporting because of the following control deficiencies that constitute material weakness:

•
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

Two Rivers Water & Farming Company -- 2012 Annual Report and 10K

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

•	During the audit conducted for the year ended December 31, 2012, the independent auditors identified material financial entries that were incorrectly made which focused in two areas:
o	The conversion of Bridge Loan, Series A and Series B debt and the subsequent recording of these transactions and the double booking of interest expense or improper interest expense classification.
o	Issuance of the Company’s common stock and fully recognizing related expenses offset by entries into additional paid in capital.

Because of the material weakness identified above, a reasonable possibility exists that a material misstatement in our consolidated financial statements will not be prevented or detected on a timely basis. However, our Chief Executive Officer and Principal Accounting Officer believe that the financial statements included in this annual report on Form 10-K present, in all material respects, our financial position, results of operations and cash flows for the periods presented, in conformity with U.S. GAAP.

Plan for Remediation of Material Weaknesses

The remediation effort outlined below is intended to address the identified material weaknesses in internal control over financial reporting.

We plan to engage an outside, independent reviewer of our 10Q and 10K filings to review these filings before submitting to our outside auditors for review or audit.  We plan to continue this service until the reviewer comments are minimal and immaterial.

For complex entries, such as the Bridge Loan, Series A and Series B debt conversion into preferred shares and warrants, we will continue to use outside technical resources; however, we will monitor the booking of complex entries more closely.

We have activated an immediate recording process of individual, one-time journal entries, particularly with stock issuance activity.

We will consider the results of our remediation efforts and related testing as part of our year-end 2013 assessment of the effectiveness of our internal control over financial reporting.

Two Rivers Water & Farming Company -- 2012 Annual Report and 10K

Changes in Internal Control over Financial Reporting

Except as otherwise noted above, there were no significant changes in our internal control over financial reporting during the year ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Two Rivers Water & Farming Company -- 2012 Annual Report and 10K

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16 (a) OF THE EXCHANGE ACT

At December 31, 2012, our officers and directors were the individuals listed below:

Name	Age	Position	Term
John McKowen	63	Chief Executive Officer, Chairman of the Board of Directors	Annual
Wayne Harding	58	Chief Financial Officer, Corporate Secretary	Annual
John Stroh II	65	Director	Annual
Bradley Walker	54	Director	Annual
Dennis Channer	62	Director	Annual
Gregg Campbell	68	Director	Annual

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

JOHN R. MCKOWEN

Mr. McKowen has served as the Chief Executive Officer and a Director and Chairman of the Board of the Company since the Company was founded in December 2002.

Mr. McKowen also served as President and Chief Executive Officer of Navidec, Inc. from August 2003 to September 2004 and served as a director of Navidec, Inc., now BPZ Resources, Inc. (NYSE: BPZ) from December 2002 to May 2005. Mr. McKowen was hired by Navidec, Inc. as a financial consultant in 1996 and was involved in the private, public and secondary financing of Navidec, Inc.  He served as a financial consultant to Navidec, Inc. until March 1999.  Mr. McKowen began his career in the financial services industry 1978.  In 1984 Mr. McKowen began working as an independent consultant and has worked in that capacity for the last 23 years.  Mr. McKowen received a B.A. in economics from Metropolitan State College.

Two Rivers Water & Farming Company -- 2012 Annual Report and 10K

WAYNE HARDING

Mr. Harding has worked with Two Rivers as a controller and handling of its SEC filings since July 28, 2008.  On September 11, 2009, Mr. Harding was appointed the Chief Financial Officer and Secretary of Two Rivers.

Mr. Harding served on the board of directors, chair of the governance, compensations and audit committees for Aerogrow International (a public company based in Boulder Colorado USA, OTC: AERO) from 2005 – 2007 and was reappointed to the Aerogrow board and chair of the audit committee in 2011.  He has served as vice president business development of Rivet Software from December 2004 – June 2007. From August 2002 to December 2004 Mr. Harding was owner and President of Wayne Harding & Company PC and from 2000 until August 2002 he was director-business development of CPA2Biz.

Mr. Harding holds an active CPA license in Colorado and holds the CGMA (Charter Global Management Accountant) designation.  He received his BS and MBA degrees from the University of Denver.  Mr. Harding also teaches in the University of Denver MBA program on accounting issues.  He is also past-President of the Colorado Society of CPAs.

JOHN STROH II

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

BRAD WALKER

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

Two Rivers Water & Farming Company -- 2012 Annual Report and 10K

DENNIS CHANNER

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

GREGG CAMPBELL

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

In 1995, Mr. Campbell founded HydroSource, LLC to provide consulting and water rights brokerage services to buyers and sellers of water, water rights, and water storage reservoirs in both the public and private sectors of the Colorado Front Range. HydroSource specializes in assembling large blocks of water, water rights, and water storage for municipal and commercial customers, but provides equal attention to the needs of individual clients. HydroSource emphasizes customizing water transactions to fit the cli’nt's specific needs. The company has successfully closed in excess of one hundred million dollars in water rights and water storage sales.

Mr. Campbell has testified on multiple occasions as an expert on water rights, and waterrights and water storage valuation, in Colorado water court and condemnation proceedings.

Two Rivers Water & Farming Company -- 2012 Annual Report and 10K

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires our officers and directors, and persons who own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership with the SEC.  Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.  Based solely on our review of copies of such reports received, and representations from certain reporting persons, we believe that, during the fiscal year ended December 31, 2012, except for Mr. Bradley Walker, who owned 25,000 shares on December 31, 2012, all of the Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were filed in compliance with all applicable requirements.

Two Rivers Water & Farming Company -- 2012 Annual Report and 10K

ITEM 11.  EXECUTIVE COMPENSATION

The following table sets forth certain information concerning compensation paid by the Company to the President and the Company’s two most highly compensated executive officers for the fiscal years ended December 31, 2012, 2011 and 2010 (the "Named Executive Officers"):

SUMMARY EXECUTIVE COMPENSATION TABLE

Name & Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) (11)	Option Awards ($)	Non-equity incentive plan comp ($)	Non-qualified deferred comp earnings ($)	All other comp ($)	Total ($)

John McKowen, CEO, Chairman	2012(1)	175,400	50,000	-	-	-	-	31,284	256,684
	2011(2)	193,042	26,660	-	-	-	-	26,589	246,291
	2010(3)	223,158	-	-	-	-	-	14,738	237,896
Wayne Harding, CFO & Secretary	2012(4)	116,630	-	255,833	-	-	-	4,800	377,263
	2011(4)	127,167	20,498	142,500	-	-	-	4,800	294,965
	2010(4)	97,750	1,833	-	-	-	-	14,880	114,463
Gary Barber, COO & Pres.	2012(5)	106,976	32,500	-	-	-	-	14,800	154,276
	2011(6)	109,000	31,162	-	-	-	-	33,700	173,862
	2010(7)	-	-	-	-	-	-	32,000	32,000
John Stroh, President	2012	-	-	241,666	-	-	-	-	241,666
	2011(8)	-	-	101,247	-	-	-	76,045	177,292
	2010(9)	45,260	1,125	-	-	-	-	58,437	104,822
(1)	Other Compensation is the payment of the health insurance benefit by the Company ($13,284) and office allowance ($18,000).
(2)	Other Compensation is the payment of the health insurance benefit by the Company ($10,089) and office allowance ($16,500).
(3)	Other Compensation is the payment of the health insurance benefit by the Company ($5,757) and auto allowance ($8,981).
(4)	Other Compensation is the payment of the health insurance benefit by the Company.
(5)	Other Compensation is office reimbursement of $10,000, and health insurance benefit of $4,800
(6)	Other Compensation is the payment of the health insurance benefit by the Company ($3,200), office allowance ($12,000), and consulting fees ($18,500).
(7)	Mr. Barber was paid as a contract employee during 2010.
(8)	Mr. Stroh’s Other Compensation is the payment of contract pay.
(9)	Mr. Stroh’s Other Compensation is the payment of contract pay of $54,666 and health insurance benefit payment by the Company of $3,771.
(10)
Mr. Stroh became the President of TRWC, Inc. in August, 2009.  He is paid via a contract labor agreement.  In 2009, Mr. Stroh was paid $61,840 in contract labor and $1,352 in health and dental insurance premiums.

(11)
Stock award compensation is based on Restricted Stock Units granted, vested and issued during the year.   For payroll tax purposes, and as reported here, valuation of the RSU grants that are vested is recorded through payroll at a 25% fair value discount due to large blocks and limitations on selling.  This is based on outside executive compensation consultant’s opinion.  For financial statement purposes, the full fair value of the grant is recorded, less expected forfeitures.

Two Rivers Water & Farming Company -- 2012 Annual Report and 10K

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

On December 16, 2010, the Company entered into an employment agreement with Gary Barber.  The initial term of the contract was one year, which renews automatically for successive one year terms unless and until either party delivers notice of termination within 30 days of the expiration of the then current term.  Mr. Barber resigned on November 15, 2012 and a separation agreement regarding his employment was executed in February, 2013.

During the year ended December 31 2011, no changes in Mr. McKowen’s pay were made.  Effective January 1, 2011, Mr. McKowen’s pay is reduced to $180,000 per year, Mr. Barber’s pay was $120,000 per year and Mr. Harding’s pay is $120,000 per year.

Besides compensation levels, Mr. McKowen’s and Mr. Harding’s employment agreement terms are similar.  Each has a one year term, automatically renewing unless notification of termination is delivered within 30 days of the term expiration, and the Board determines annual incentive compensation at the Board’s sole discretion.  If there is a change of control, each is entitled to an accelerated option/RSU vesting.

Two Rivers Water & Farming Company -- 2012 Annual Report and 10K

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

The following table sets forth certain information concerning outstanding option awards held by the Chief Executive Officer and our most highly compensated executive officers for the fiscal year ended December 31, 2012 to the "Named Executive Officers":

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

Two Rivers Water & Farming Company -- 2012 Annual Report and 10K

The following table sets forth certain information concerning outstanding Restricted Stock Unit awards held by the Chief Executive Officer and our most highly compensated executive officers for the fiscal year ended December 31, 2012 to the "Named Executive Officers":

Name	Grant Date	Estimated future payouts under non-equity incentive plan awards			Estimated future payments under equity incentive plan awards			All other stock awards: No. of shares of stock or units (#)	All other option awards: Number of securities underlying options (#)	Exercise or base price of option awards ($/Sh)	Grant date fair value of stock and option awards ($)
		Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
John McKowen	Oct 2010	N/A	N/A	N/A	1,480,948	2,480,947	2,480,947	0	0	N/A	4,561,000
John McKowen	Jan 2012	N/A	N/A	N/A	466,667	1,400,000	1,400,000	0	0	N/A	2,218,000
Gary Barber (1)	Oct 2010	N/A	N/A	N/A	0	0	0	0	0	N/A	1,701,000
Wayne Harding	Oct 2010	N/A	N/A	N/A	200,000	700,000	700,000	0	0	N/A	1,292,000
Wayne Harding	Jan 2012	N/A	N/A	N/A	166,667	500,000	500,000	0	0	N/A	792,000
(1) Mr. Barber resigned as of November 15, 2012.  At that date, he vested in 666,667 Restricted Stock Units.  In February 2013, the Company reached an employment separation agreement whereby the Company paid $25,000 in exchange for all Restricted Stock Units.

Two Rivers Water & Farming Company -- 2012 Annual Report and 10K

DIRECTOR COMPENSATION

The following table sets forth certain information concerning compensation paid to our directors for services as directors, but not including compensation for services as officers reported in the "Summary Executives Compensation Table” during the year ended December 31, 2012:

Name	Fees earned or paid in cash ($)	Stock awards ($) (3)	Option Awards ($)	Non-equity incentive plan compensa-tion ($)	Non-Qualified deferred compensation earnings ($)	All other compen-sation ($)	Total ($)

John McKowen (1)	-	-	-	-	-	-	-
John Stroh II (2)	4,500	134,933	-	-	-	-	139,433
Bradley Walker	4,500	34,825	-	-	-	-	39,325
Dennis Channer	4,500	37,925	-	-	-	557	42,982
Gregg Campbell	4,500	37,925	-	-	-	500	42,925
(1) During the year ended December 31, 2010, 2011 and 2012, Mr. McKowen received compensation as set forth in the Executive Compensation Table on page 61.
(2) During the year ended December 31, 2010 and 2011, Mr. Stroh also received compensation as set forth in the Executive Compensation Table on page 61.
(3)	Stock awards are granted the first calendar quarter following the calendar year of service.

Through September 30, 2012, each outside director received $1,000 and 5,000 shares of the Company’s stock per calendar quarter and $500 per meeting in person along with reimbursement of reasonable travel costs.  These payments include services for the Board Committees.

Effective October 1, 2012, each outside director receives $2,000 per calendar quarter and $1,000 for each meeting in person.  For the first year of service, an outside director receives 5,000 shares of the Company’s common stock per calendar quarter.  After a full year of service, an outside director receives 7,500 shares of the Company’s stock per calendar quarter.  The Chairs of the Audit Committee and of the Governance, Compensation and Nominating Committee receive an additional 2,500 shares of the Company’s common stock per calendar quarter.

As of December 31, 2012, the Company has expensed the following common stock compensation, which stock was issued February 25, 2013: Dennis Channer for 25,000 common shares; Gregg Campbell for 25,000 common shares, and Brad Walker for 22,500 common shares. Valuation was at $1.40/share.

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

Two Rivers Water & Farming Company -- 2012 Annual Report and 10K

Stock Option Plan

On May 6, 2005, the Company's board of directors adopted the Two Rivers 2005 Stock Option Plan (“2005 Plan”) pursuant to which the board may grant options to purchase a maximum of 5,000,000 shares of Two Rivers common stock to key employees, directors and consultants.  As of December 31, 2012, options to purchase an aggregate of 1,668,200 shares of common stock (1,643,200 from the 2005 Plan and 25,000 from the 2011 Plan) were issued and outstanding consisting of options to purchase 1,623,200 shares of common stock at an exercise price of $1.25 per share, options to purchase an aggregate of 20,000 shares of common stock at an exercise price of $3.00 per share, and from our 2011 Plan, options to purchase 25,000 shares at $1.05 per share.

During 2011, the Board authorized the issuance of 800,000 shares from the 2005 Plan as compensation for future debt and capital efforts by consultants.  In 2011 and 2012, 600,000 shares were issued and properly expensed, leaving 480,000 shares to be issued.

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

On August 26, 2011, the Company's board of directors adopted the Two Rivers 2011 Long-Term Stock Plan (the “2011 Plan”).  This plan was adopted by the Company’s shareholders at the November 7, 2011 shareholder meeting.  The 2011 Plan Pursuant allows the board to grant stock incentives to the Company’s executives and for the Company’s CEO to grant stock incentives to non-executive employees and vendors/consultants for a combined maximum of 10,000,000 shares of Two Rivers’ common stock.  As of December 31, 2012, RSUs representing 6,134,282 shares of common stock were issued and outstanding.

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

Two Rivers Water & Farming Company -- 2012 Annual Report and 10K

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of outstanding shares of the Company's common stock as of December 31, 2012 on a fully diluted basis, by (a) each person known by the Company to own beneficially 5% or more of the outstanding shares of common stock, (b) the Company's directors,  Chief Executive Officer and executive officers whose total compensation exceeded $100,000 for the last fiscal year, and (c) all directors and executive officers of the Company as a group.

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

Title of Class	Name & Address of Beneficial Owner	Amount & Nature of Beneficial Owner	% of Class (1)
Common Shares	John McKowen (CEO & Chairman of the Board) (2), 2000 S Colorado Blvd, Ste 1-3100, Denver CO 80222	4,318,287	15.28%
Common Shares	Wayne Harding (CFO & Secretary) (3), 2000 S Colorado Blvd, Ste 1-3100, Denver CO 80222	540,423	1.91%
Common Shares	John Stroh II, (Board member) (5), 2000 S Colorado Blvd, Ste 1-3100, Denver CO 80222	950,357	3.36%
Common Shares	Dennis Channer (Board member) (6), 2000 S Colorado Blvd, Ste 1-3100, Denver CO 80222	50,000	0.18%
Common Shares	Brad Walker, (Board member) (7), 2000 S Colorado Blvd, Ste 1-3100, Denver CO 80222	47,500	0.17%
Common Shares	Greg Campbell, (Board member) (8), 2000 S Colorado Blvd, Ste 1-3100, Denver CO 80222	35,000	0.12%
Total for All Directors & Executive Officers as a Group		5,941,567	21.02%

Two Rivers Water & Farming Company -- 2012 Annual Report and 10K

(1)
Applicable percentage ownership is based on 26,251,834 shares of common stock issued and outstanding as of December 31, 2011.  Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock that are currently exercisable or exercisable within 60 days of December 31, 2012 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.  For the purpose of the Officers and Directors ownership computation, there are 24,028,202 common shares outstanding; 1,661,533 options, and 2,564,281 RSUs for a total dilution pool of 28,255,016 which is used as the denominator is the Percent of Class calculation.

(2)
Mr. McKowen holds, directly, 2,170,672 shares of the Company’s common stock.  He holds RSUs exercisable for 3,880,948 shares of the Company’s common stock, of which 2,147,615 are considered for the beneficial ownership calculation.

(3)	Mr. Harding directly holds 373,756 shares of the Company’s common stock. He holds RSUs exercisable for 833,334, of which 166,667 shares are considered for the beneficial ownership calculation.
(4)	Mr. Stroh directly holds 950,357 shares of the Company’s common stock, which all are used in this calculation.
(5)	Mr. Channer directly owns 25,000 shares of the Company’s common stock. He is granted 25,000 shares of the Company in February 2013 for board service in 2012.
(6)	Mr. Walker directly owns 25,000 shares of the Company’s common stock. He is granted 22,500 shares of the Company in February 2013 for board service in 2012.
(7)	Mr. Campbell directly owns 10,000 shares of the Company’s common stock. He is granted 25,000 shares of the Company in February 2013 for board service in 2012.

ITEM  13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Intercompany Transactions

The Company eliminated assessments owed from the Company to HCIC.  The remaining assessments are from unrelated parties.

Officer and Directors Transactions

During the year ended December 31, 2012, the Company paid Mr. McKowen, the CEO and Chairman of the Company, total compensation of $256,684 which consists of salary of $175,000, a bonus of $50,000, health and dental insurance benefit of $13,284 and office allowance of $18,000.

During the year ended December 31, 2012, the Company paid Mr. Harding, the CFO of the Company, a total compensation of $377,263, which consists of salary of $116,630 and health and dental insurance benefit of $4,800.  Mr. Harding also received 266,666 shares from his RSU grants that were valued at $255,833.

During the year ended December 31, 2012, the Company paid Mr. Barber, the COO of the Company, a total compensation of $154,276, which consists of salary of $106,976, bonus of $32,500, health and dental insurance benefit of $4,800, and an office allowance of $10,000.

During the year ended December 31, 2012, a member of the Company’s board of directors received the Company’s common stock fair market valued at $242,000 in exchange for consulting services.

Two Rivers Water & Farming Company -- 2012 Annual Report and 10K

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

The following table represents aggregate fees billed to the Company during the years ended December 31, 2012 and 2011 by Schumacher and Eide Bailly.

	Year Ended December 31,
	2012	2011
Audit/review Fees – Schumacher	$2,000	$40,000
Audit/review Fees – Eide Bailly	92,833	20,500
Audit-related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total Fees	$94,833	$60,500

The Company uses a different CPA/Attorney firm for the preparation of income tax reporting.

Two Rivers Water & Farming Company -- 2012 Annual Report and 10K

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following is a complete list of exhibits filed as part of this Form 10-K. Exhibit number corresponds to the numbers in the Exhibit table of Item 601 of Regulation S-K.

Number	Description

3.1	Two Rivers Water & Farming Company Restated Articles of Incorporation	Filed Herewith
4.5	DFP Stock Purchase Agreement	Filed Herewith
4.6	F-1 Conversion Agreement	Filed Herewith
4.7	F-2 Conversion Agreement	Filed Herewith
4.8	Bridge Loan Conversion Agreement	Filed Herewith
21.1	List of Subsidiaries of Two Rivers Water & Farming	Filed Herewith
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act	Filed Herewith
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act	Filed Herewith
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act	Filed Herewith
32.2	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act	Filed Herewith

Two Rivers Water & Farming Company -- 2012 Annual Report and 10K

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 25, 2013	Two Rivers Water & Farming Company

/s/John McKowen
John McKowen, Chief Executive Officer and Chairman of the Board

/s/ Wayne Harding
Wayne Harding, Chief Financial Officer and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: March 25, 2013	Two Rivers Water & Farming Company

/s/John McKowen
John McKowen, President, Chief Executive Officer and Chairman of the Board

/s/ John Stroh II
John Stroh II, Director

/s/ Brad Walker
Brad Walker, Director

/s/Dennis Channer
Dennis Channer, Director and Chair of the Audit Committee

/s/ Gregg Campbell
Gregg Campbell, Director

Two Rivers Water & Farming Company -- 2012 Annual Report and 10K

TWO RIVERS WATER & FARMING COMPANY AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Two Rivers Water & Farming Company
Denver, Colorado

We have audited the accompanying consolidated balance sheets of Two Rivers Water & Farming Company (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2012. Two Rivers Water & Farming Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Two Rivers Water & Farming Company as of December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

/s/ Eide Bailly LLP
Greenwood Village, Colorado
March 20, 2013

Two Rivers Water & Farming Company -- 2012 Annual Report and 10K

TWO RIVERS WATER & FARMING COMPANY AND SUBSIDIARIES
Consolidated Balance Sheets (In thousands, except for number of shares)

	December 31,
ASSETS:	2012	2011
Current Assets:
Cash and cash equivalents	$1,340	$777
Marketable securities, available for sale	-	137
Advances and accounts receivable, net	184	87
Farm product	49	43
Deposits and other current assets	74	20
Total Current Assets	1,647	1,064
Long Term Assets:
Property, equipment and software, net	2,397	1,129
Debt issuance costs	-	663
Land	3,919	2,968
Water rights and infrastructure	35,354	28,786
Dam and water infrastructure construction in progress	34	848
Goodwill and intangible assets, net	1,037	-
Other long term assets	64	-
Total Long Term Assets	42,805	34,394
TOTAL ASSETS	$44,452	$35,458

LIABILITIES & STOCKHOLDERS' EQUITY:
Current Liabilities:
Accounts payable	$298	$631
Accrued liabilities	830	495
Current portion of long term debt	10,978	32
Total Current Liabilities	12,106	1,158
Long Term Debt	4,368	12,104
Total Liabilities	16,474	13,262
Commitments and contingencies (Notes 4, 9 and 11)
Stockholders' Equity:
Convertible preferred shares, $0.001 par value, 4,000,000 shares authorized, 3,794,000 shares and -0- issued and outstanding at December 31, 2012 and 2011, respectively (liquidation value $3,794 and $-0-), net	2,851	-
Common stock, $0.001 par value, 100,000,000 shares authorized, 24,028,202 and 23,258,494 shares issued and outstanding at December 31, 2012 and 2011, respectively	24	23
Additional paid-in capital	56,703	39,847
Accumulated Comprehensive (Loss)	-	(51)
Accumulated (deficit)	(41,440)	(19,785)
Total Two Rivers Water & Farming Company Shareholders' Equity	18,138	20,034
Noncontrolling interest in subsidiaries	9,840	2,162
Total Stockholders' Equity	27,978	22,196
TOTAL LIABILITIES & STOCKHOLD’RS' EQUITY	$44,452	$35,458

The accompanying notes to consolidated financial statements are an integral part of these statements.

Two Rivers Water & Farming Company -- 2012 Annual Report and 10K

TWO RIVERS WATER & FARMING COMPANY AND SUBSIDIARIES
Consolidated Statements of Operations (In Thousands)

	Year Ended December 31,
	2012	2011
Revenue
Farm revenue	$979	$-
Water revenue	36	-
Member assessments	49	102
Other income	11	3
Total Revenue	1,075	105
Direct cost of revenue	1,116	97
Gross Profit (Loss)	(41)	8
Operating Expenses:
General and administrative	7,577	6,546
Depreciation	271	102
Total operating expenses	7,848	6,648
(Loss) from operations	(7,889)	(6,640)
Other income (expense):
Interest expense	(2,869)	(1,298)
Accretion of debt issuance costs	(3,359)	-
Warrant expense	(315)	-
Gain bargain purchase	-	1,736
Gain (Loss) on extinguishment of notes payable	-	196
Other income (expense)	(74)	(9)
Total other income (expense)	(6,617)	625
Net (Loss) from continuing operations before taxes	(14,506)	(6,015)
Income tax (provision) benefit	-	-
Net (Loss) from continuing operations	(14,506)	(6,015)
Discontinued Operations
Loss from operations of discontinued real estate and mortgage business	-	(132)
Income tax (provision) benefit from discontinued operations	-	-
(Loss) on discontinued operations	-	(132)
Net (Loss)	(14,506)	(6,147)
Net (income) attributable to the noncontrolling interest (Note 2)	(43)	(51)
Net (Loss) attributable to Two Rivers Water & Farming Company	$(14,549)	$(6,198)
(Loss) Per Common Stock Share - Basic and Dilutive:
(Loss) from continuing operations	$(0.61)	$(0.27)
(Loss) from discontinued operations	-	-
Total	$(0.61)	$(0.27)
Weighted Average Shares Outstanding:
Basic and Dilutive	23,660	22,156

The accompanying notes to consolidated financial statements are an integral part of these statements.

Two Rivers Water & Farming Company -- 2012 Annual Report and 10K

TWO RIVERS WATER & FARMING COMPANY AND SUBSIDIARIES
Consolidated Statements of Cash Flows (In Thousands)
	For the year ended December 31,
	2012	2011
Cash Flows from Operating Activities:
Net (Loss)	$(14,549)	$(6,147)
Adjustments to reconcile net income or (loss) to net cash (used in) operating activities:
Depreciation (including discontinued operations)	271	102
Amortization of debt issuance costs and pre-paids	3,359	456
Loss on sale of investments and assets held (discontinued operations)	-	132
(Gain) on extinguishment of notes payables	-	(196)
(Gain) Bargain Purchase Value adjustment	-	(1,736)
Realized loss (gain) of marketable securities	72	(18)
Beneficial conversion feature of preferred shares	1,735	-
Stock based compensation and warrant expense	3,434	2,678
Stock and options for services	1,028	1,045
Net change in operating assets and liabilities:
Decrease (increase) in advances & accounts receivable	(96)	(49)
(Increase) in farm product	(6)	(43)
(Increase) decrease in deposits, prepaid expenses and other assets	(55)	(4)
Increase (decrease) in accounts payable	(333)	168
Increase (decrease) in accrued liabilities and other	849	400
Net Cash (Used in) Operating Activities	(4,291)	(3,212)
Cash Flows from Investing Activities:
Construction in progress	(34)	-
Marketable securities purchased	-	(331)
Marketable securities sold	116	162
Purchase of Dionisio Produce & Farms LLC, net	(900)	-
Purchase of property, equipment and software	(1,098)	(947)
Purchase of land, water shares, infrastructure	(2,497)	(1,064)
Dam construction	-	(359)
Net Cash (Used in) Investing Activities	(4,413)	(2,539)
Cash Flows from Financing Activities:
Proceeds from bridge loan	3,994	-
Proceeds from issuance of convertible notes	-	7,332
Proceeds from long-term debt	2,369	-
Proceeds from sale of convertible preferred shares in DFP	3,400	-
Payment of offering costs	(281)	(664)
Payment on notes payable	(315)	(1,217)
Payment for settlement of note payable	-	(105)
Retirement of Stock	-	(76)
Options and warrants exercised	100	613
Net Cash Provided by Financing Activities	9,267	5,883
Net Increase in Cash & Cash Equivalents	563	132
Beginning Cash & Cash Equivalents	777	645
Ending Cash & Cash Equivalents	$1,340	$777

Continued on next page
Two Rivers Water & Farming Company -- 2012 Annual Report and 10K

Continued from previous page

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$868	$435
Conversion of debt and accrued interest into preferred shares & warrants	$11,025	$-
Common stock issued in conjunction with extinguishment of notes payable	$-	$1,499
Acquisition of Orlando Reservoir for seller financed note payable	$-	$187
Stock issued for partial payment for the purchase of Orlando Reservoir No.2	$-	$1,557
Equipment purchases financed	$-	$146
Fair value of warrants issued with Series B offering	$-	$1,675
Stock & warrants for debt issuance costs	$-	$369
Seller finance for the purchase of Dionisio Produce & Farms, LLC	$600	$-
Value of beneficial conversion with Series B offering	$-	$1,490
Seller finance for the purchase of Southwest Farms, LLC	$4,200	$-

The accompanying notes to consolidated financial statements are an integral part of these statements

Two Rivers Water & Farming Company -- 2012 Annual Report and 10K

TWO RIVERS WATER & FARMING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Years Ended December 31, 2012 and 2011   (In thousands)

						Accumulated Other Comprehensive Income (Expense)
	Preferred Shares		Voting Common Stock		Additional Paid-in Capital			Non-
							Accumulated (Deficit)	Controlling	Stockholders'
	Shares	Amount	Shares	Amount				Interest	Equity
Balances, December 31, 2010	-	-	19,782	$ 20	$ 28,949	$ -	$ (13,587)	$ 2,111	$ 17,493
2011 Activity:
Net Income (Loss)	-	-	-	-	-	-	(6,198)	51	(6,147)
Stock-based compensation expense	-	-	2	-	2,678	-	-	-	2,678
Options Exercised	-	-	452	-	563	-	-	-	563
Warrants Exercised	-	-	50	-	50	-	-	-	50
Warrants issued	-	-	-	-	1,805	-	-	-	1,805
Options issued for services	-	-	-	-	107	-	-	-	107
RSUs issued	-	-	1,148	1	(1)	-	-	-	-
Stock issued in exchange for debt	-	-	1,372	2	3,330	-	-	-	3,332
Stock issued for services	-	-	490	-	938	-	-	-	938
Unrealized gain (loss) on securities available for sale	-	-	-	-	-	(51)	-	-	(51)
Retirement of Stock - open market purchases	-	-	(37)	-	(62)	-	-	-	(62)
Fair value of warrants and beneficial conversion feature associated with Series B convertible debt	-	-	-	-	1,490	-	-	-	1,490
Balances, December 31, 2011	-	-	23,259	$ 23	$ 39,847	$ (51)	$ (19,785)	$ 2,162	$ 22,196

Continued on the next page

Two Rivers Water & Farming Company -- 2012 Annual Report and 10K

Continued from previous page

Accumulated Other Comprehen-sive Income (Expense)
Preferred Shares		Voting Common Stock		Additional Paid-in Capital			Non-
						Accumulated (Deficit)	Controlling	Stockholders'
Shares	Amount	Shares	Amount				Interest	Equity
Balances, December 31, 2011	-	$ -	23,259	$ 23	$ 39,847	$ (51)	$ (19,785)	$ 2,162	$22,196
Net Income (Loss)	-	-	-	-	-	-	(14,549)	43	(14,506)
Stock-based compensation expense	-	-	-	-	3,434	-	-	-	3,434
RSUs issued and returned to Plan	-	-	(624)	-	(3)	-	-	-	(3)
Options issued for services	-	-	-	-	183	-	-	-	183
Warrants exercised	-	-	100	-	100	-	-	-	100
Warrants issued	-	-	-	-	407	-	-	-	407
Shares issued for Bridge Loan extension	-	-	617	1	996	-	-	-	997
Issuance of convertible preferred shares for conversion of the Bridge Loan	3,794	2,851	-	-	2,645	-	(1,702)	-	3,794
Issuance of convertible preferred shares in F-1 for conversion of holders of Series A debt	-	-	-	-	1,376	-	(882)	1,494	1,988
Issuance of convertible preferred shares in F-2 for conversion of holders of Series B debt	-	-	-	-	3,648	-	(2,346)	3,933	5,235
Issuance of convertible preferred shares in DFP subsidiary, net of $281 in offering costs	-	-	-	-	3,042	-	(2,176)	2,208	3,074
Stock issued for services	-	-	676	-	1,028	-	-	-	1,028
Reclassification adjustment related to securities available for sale	-	-	-	-	-	51	-	-	51
Balances, December 31, 2012	3,794	$ 2,851	24,028	$ 24	$ 56,703	$ -	$ (41,440)	$ 9,840	$ 27,978

The accompanying notes to consolidated financial statements are an integral part of these statements.

Two Rivers Water & Farming Company -- 2012 Annual Report and 10K

TWO RIVERS WATER & FARMING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2012 and 2011

NOTE 1 – ORGANIZATION AND BUSINESS

The following is a summary of some of the information contained in this document.  Unless the context requires otherwise, references in this document to “Two Rivers,” or the “Company” is to Two Rivers Water & Farming Company and its subsidiaries.

Our Business

Two Rivers has developed and operates a revolutionary new water business model suitable for arid regions in the southwestern United States whereby the Company synergistically integrates irrigated farming and wholesale water distribution into one company, utilizing a practice of rotational farm fallowing.  Rotational farm fallowing, as it applies to water, is a best methods farm practice whereby portions of farm acreage are temporarily fallowed in cyclic rotation to give soil an opportunity to reconstitute itself.  As a result of fallowing, an increment of irrigation water can be made available for municipal use without permanently drying up irrigated farmland.  Collaborative rotational farm fallowing agreements between farmers and municipalities make surplus irrigation water available for urban use during droughts and, conversely, make surplus urban water available for irrigation during relatively wet periods. The Company produces and markets high value vegetable and fodder crops on its irrigated farmland and provides wholesale water distribution through farm fallowing agreements in its initial area of focus on the Arkansas River and its tributaries on the southern Front Range of Colorado.

Our Corporate Structure

Two Rivers Water & Farming Company

Two Rivers Water & Farming Company is the parent company and owns 100% of Two Rivers Farms, LLC (“Two Rivers Farms”) and Two Rivers Water, LLC (“Two Rivers Water”).  Two Rivers Farms owns 100% of Two Rivers Farms F-1, Inc., Two Rivers Farms F-2, Inc. and Dionisio Farms & Produce, Inc.  Two Rivers Farms also owns unencumbered farmland that will eventually be redeveloped and brought into production.  Two Rivers Water & Farming Company owns 91% of the Huerfano-Cucharas Irrigation Company (sometimes referred to elsewhere in this annual report as HCIC) and 100% of the Orlando Reservoir No. 2 Company LLC. The Company’s organizational structure is illustrated below:

Two Rivers Water & Farming Company -- 2012 Annual Report and 10K

Our Water Business

Two Rivers Water, LLC (“TR Water”)

During 2011, the Company formed TR Water to secure additional water rights, rehabilitate water diversion, conveyance and storage facilities and to develop one or more special water districts.

The Huerfano-Cucharas Irrigation Company (“HCIC”)

In order to supply its farms with irrigation water, the Company began to acquire shares in HCIC, a historic mutual ditch company formed by area farmers in order to develop and put to use their water rights on the two rivers.  At the time HCIC was formed in 1944, the water in the two rivers was continuously augmented by groundwater pumped from coal mines that operated in the watershed.  The augmented and natural flow of the rivers, along with the water rights and facilities of HCIC Company were sufficient to provide reliable irrigation water for the shareholders and their expanding farm enterprises.  However, in the years following World War II, the mines began to cease production and, therefore, stopped pumping groundwater out of the mine shafts and into the river channels.  As a result of the reduction in downstream flow in the rivers, the extent of farming in the watershed could no longer be reliably irrigated.  In some years, crops failed for lack of late summer irrigation water and,

Two Rivers Water & Farming Company -- 2012 Annual Report and 10K

over time, once thriving farms withered.  Because of such failures and the reduced flow in the rivers, the shareholders of HCIC were unable or unwilling to adequately maintain the water diversion, conveyance and storage facilities.  Therefore, at the time the Company decided to invest in the Huerfano/Cucharas watershed, the shares in HCIC had become less valuable and the residual farming in the area had reverted primarily to pasture and dry grazing.

Beginning in 2009, the Company systematically acquired shares in HCIC and, as of December 31, 2010, had acquired 91% of the shares, which it continues to own.   The shares were acquired from willing sellers in a series of arm’s length, negotiated transactions for cash, promissory notes, and the Company’s common shares.  As the controlling shareholder, the Company currently operates HCIC and has undertaken a long-term program to refurbish and restore the historic water management facilities.  Based on management’s estimate of value, which included management’s consideration of an independent appraisal, we determined that the Company’s interest in HCIC had a book value, measured through fair value accounting, of $24,196,000, on December 31, 2011.  HCIC’s assets, liabilities and results are consolidated in the Company’s financial statements.

Orlando Reservoir No. 2 Company, LLC (“Orlando”)

Orlando is a Colorado limited liability company originally formed to divert water from the Huerfano River, for storage in the Orlando Reservoir to be re-timed and used for irrigation of farmland in Huerfano and Pueblo Counties.  At the time the Company began investing in the Huerfano/Cucharas watershed, Orlando owned the historic diversion structure, a conveyance system and a reservoir and also owned a small amount of irrigable farmland.  However, the water facilities were in deteriorated condition.  Beginning in January, 2011, through a series of transactions, the latest of which closed on September 7, 2011, the Company acquired 100% ownership of Orlando (through its wholly-owned subsidiary, TR Water) for a combination of cash, stock and seller-financing.  Promptly following the acquisition, the Company began the program for refurbishing the facilities to restore their operating efficiency.  The stated purchase price for Orlando was $3,450,000; however, for reporting the financial statements dated September 30, 2011 (and pending the results of an independent appraisal), the purchase price was computed as $3,156,750 based on cash paid, the seller carry-back note and 650,000 of the Company’s common shares issued to the seller.  The purchase price was allocated $3,000,000 to water assets and $100,000 to farm land.  The Company also recorded a forgiveness of debt of $384,000, which was computed as the difference between the cash paid plus the Company’s stock issued to the sellers plus the new seller carry back note less the previous note owed to the seller.

Following the purchase of Orlando and considering the refurbishment already underway, the Orlando was independently appraised as of January 16, 2012 at $5,195,000, considering agricultural irrigation as its highest and best use.  The gain from the bargain purchase of $1,736,000 was allocated $1,520,000 to water assets and $216,000 to land.

The Orlando assets include not only the reservoir, but also the senior-most direct flow water right on the Huerfano River (the #1 priority), along with the #9 priority and miscellaneous junior water rights.  These water rights are now integrated with the Company’s other water rights on the Huerfano and Cucharas River to optimize the natural water supply.  In addition, the water storage rights, and the physical storage reservoirs, are critical to water supply reliability in the watershed, because the storage system allows the natural spring runoff from snowmelt to be captured and re-timed for delivery to irrigate crops throughout the growing season.  Coupled with the Company’s distribution facilities and farmland, these water diversion and storage rights increase the reliability of water supplies to irrigate and grow our crops.

Two Rivers Water & Farming Company -- 2012 Annual Report and 10K

Dionisio Farms & Produce, Inc. (“DFP”)

As part of the purchase of DFP, the Company acquired 146 shares in the Bessemer Irrigating Ditch Company, which manages and administers the water rights in the Bessemer Ditch.  The Bessemer Ditch holds very senior water rights on the Arkansas River.  The Bessemer Ditch has sustained the Dionisio farm operations for more than 60 years, through all hydrological and weather cycles.

The Company’s purchase of DFP is further described herein under the heading “Our Farming”.

Storage Reservoirs and Infrastructure

As part of its comprehensive water and farming system, the Company owns and operates storage reservoirs and ditches.  Reservoirs allow water owners to store their water and plan the water’s distribution throughout the growing season.  Currently, the Company owns reservoirs associated with HCIC and Orlando, but is also planning to develop additional reservoirs in strategic locations in the Arkansas River watershed.  The Company is also acquiring land that can be utilized for significant water storage reservoirs.  The development of much needed storage reservoirs in the area will allow the Company to offer storage to other water users in the area.  Through water exchanges and other water-related transactions, the reservoirs can potentially increase and strengthen the Company’s existing water rights.

On December 31, 2012, the Company acquired land just downstream of the confluence of the Arkansas River and Fountain Creek.  This land includes permitted gravel pits which the Company expects to convert to water storage reservoirs.  The Company is planning to build a 30,000 AF storage project at this property that would be developed in conjunction with existing water users.  This reservoir will support farming operations on the Arkansas River undertaken by us and by others.

The storage reservoirs and infrastructure associated with HCIC and the Orlando are described above under the headings “The Huerfano-Cucharas Irrigation Company” and “Orlando Reservoir No. 2 Company, LLC”.

As of the date of this report, the Company has the operable right to store approximately 15,000 acre-feet of water within the Huerfano and Cucharas Rivers watershed in three separate reservoirs.  When the Company’s reservoirs on the Huerfano and Cucharas Rivers are fully restored, we will have the operable capacity and legal right to store in excess of 70,000 acre-feet of water.  Similarly, based on its portfolio of water rights, some of which are more senior than others, the Company has the right to divert from the natural flows of the two rivers in excess of 90 cubic feet per second.  Seasonal variability in the natural flow of the rivers, as well as the priorities of other water users in the system, limits the Company’s ability to divert the decreed amounts of water on a continuous basis.  The Company’s current water rights produce a long-term historic average annual diversion of approximately 15,000 acre-feet of water which provides approximately 10,000 acre-feet of consumptive use at the plant.

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

Two Rivers Water & Farming Company -- 2012 Annual Report and 10K

“Consumptive use” is the term for the portion of a water diversion right that is actually consumed by its beneficial use.  Where the beneficial use is agricultural irrigation, consumptive use represents the amount of water consumed by the irrigated crop or evaporated on the farm.  After deducting consumptive use from the amount of water diverted and applied to irrigation, the remainder is described as “return flow” to the system.  Such return flows are generally subject to appropriation downstream.  Only the consumptive use portion of a given water right is subject to transfer (that is, a change in the point of diversion, place of use, or purpose of use).  Therefore, water rights are often assigned monetary value based on the consumptive use portion.  Although consumptive use varies by crop, rainfall, temperature and other factors, in Southeastern Colorado, crops generally consume about two acre-feet of applied water for each acre planted.  In order to provide that amount of consumptive use water, an irrigator must generally apply three acre feet of water (allowing for predictable return flow equal to about one-third of the applied water).  The Company measures its water rights both in terms of the amount of the diversion or storage right, as the case may be, but also in terms of the historic consumptive use.

Other Water Transactions and Matters

On September 20, 2011, the Company entered into a five-year lease with the Pueblo Board of Water Works for 500 acre-feet of water to be delivered annually by PBWW to the Company.  The Company planned to use the water to support farming but also to demonstrate the ability to store such water in the Company’s reservoirs through a judicially-approved exchange.  In late 2011, the Company filed two water court cases (District Court, Water Division 2, Colorado) designed to improve the overall efficiency of the Company’s emerging system (including the ability to exchange water between the Arkansas River and the Company’s storage reservoirs).

The first water court case, designated 11CW94, seeks approval of the Company’s plan to divert and store water even when its rights are not in priority by replacing the water downstream pursuant to the PBWW lease.  Although the water court’s ultimate approval to routinely carry out such an exchange awaits the completion of the judicial process, the State Engineer administratively granted a temporary substitute water supply plan (“SWSP”) implementing such an exchange during the interim until the case is adjudicated.  Under the SWSP, the Company will be allowed to capture Huerfano River water for upstream storage and later use, even when our rights are not in priority.  To avoid injury to senior water rights which have priority over the Company’s rights during the period of the exchange, the PBWW will release water pursuant to the replacement water contract upon the order of the Company.  By means of such exchanges, the Company plans to eventually integrate its water supply system with the overall water use and delivery systems served by the Arkansas River and its tributaries.

The second water court case, 11CW96, seeks changes to the place of use and point of diversion for the Robert Rice Ditch (Water Right No. 19).  The proposed changes would not only increase the flexibility of the Company’s water system but would also make Company water available to augment supplies for the Huerfano County town of Gardner.  The second water court case seeks to allow the Robert Rice Ditch direct diversion water right to be moved to storage in the Orlando Reservoir under the Company’s storage right so that the water can be re-timed and used more efficiently to irrigate the Company’s farmland or, alternatively, to augment well depletions along the Arkansas River and its tributaries.

Our Farming Business

In furtherance of developing irrigated farmland, the Company has engaged in both: 1) acquiring farmland that is currently producing crops supported by relatively secure water rights; and 2) acquiring farmland that has not been productive for many years, but maintains significant water rights.  Presently, we are focused on acquiring farmland which is proximate to our integrated water system and farmland which has directly associated senior water rights.  By capturing water in our reservoirs and releasing it later for irrigation purposes we expect to ameliorate the inconsistencies of seasonal and annual water availability to our farms.

Two Rivers Water & Farming Company -- 2012 Annual Report and 10K

The Company currently owns approximately 5,210 gross acres, but not all of those acres have yet been brought into production.  During 2012, the Company produced cash crops from 482 acres of irrigated farmland.  Farming production is discussed below under the heading “Two Rivers Farms, LLC”.  Subject to the availability of capital, the Company expects to acquire and develop in excess of 30,000 acres of high yield irrigated along the Arkansas River in Colorado within the next five years.

The Company’s current crop production consists of human-consumption produce (including cabbage, parsnips and pumpkins), animal fodder crops (including sorghum and alfalfa), and exchange traded grains (corn).  The Company expects to increase the variety of crops we produce as we expand our farming operations, improve our water system and secure contracts with purchasers.

The Company commenced a systematic program to:
•
purchase and redevelop available farmland by deep-plowing the fields, laser-leveling the planting areas (to optimize plant absorption and minimize runoff), installing irrigation facilities, and applying fertilizers,

•	purchase a suite of water rights (including both diversion rights and storage rights),

•	refurbish the historic ditch systems and reservoirs to restore and upgrade their efficiency,

•	re-establish a sustainable and profitable farming enterprise which could achieve the scale required by modern farming methods and which could put the revived water supply to consistent beneficial use,

•	develop a customer base to consistently buy the farms’ output at prices sufficient to generate profits, and

•	build a reliable, integrated water supply system capable of flexibly serving both agricultural and urban needs.

In redeveloping our farmland, we deploy state-of-the-art methods and equipment with the aim of optimizing product yield, water efficiencies, and labor inputs.

Two Rivers Farms, LLC (“Farms”)

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

Two Rivers Water & Farming Company -- 2012 Annual Report and 10K

During 2012, the Company farmed 482 acres as detailed below.

	Dionisio (1)	Butte Valley (2)	Farms F-1 (3)	Not Assigned (4)
Acres in Production	353	129	None	None
Crops	Cabbage, corn, squash, pumpkin	Sorghum	None	None
Revenue	$ 922	$ 57	$ -0-	$ -0-
Direct cost of revenue	$ 555	$ 113	$ 316	$ 140
Gross Profit	$ 367	$ (56)	$ (316)	$ (140)
Notes:

(1) TR Bessemer operated the Dionisio Farm (DFP) for the 2012 growing season.  In 2013, these amounts will be reported under DFP. In 2012, the yield per acre was as follows:  corn: 203 bushels; cabbage 53,500 pounds; squash 21,000 pounds, and pumpkins 50 bins.

(2) Butte Valley planted sorghum to maintain the soil and provide some revenue based on the limited water available.
(3) There was no planting in F-1 due to the severe drought.
(4) Represents general direct cost that was not assigned to a particular farm.

Dionisio Farms & Produce, Inc. (“DFP”)

In 2012, the Company acquired Dionisio Farms and Produce, LLC (an unrelated party) in a two stage transaction.  On June 15, 2012, the Company acquired certain land and water rights from Dionisio Farms and Produce, LLC and its affiliated entities.  The Company purchased 146 acres of irrigable farmland, and the accompanying 146 shares of the Bessemer Ditch Irrigation Company, a senior water right holder on the main stem of the Arkansas River, and two supplemental ground water wells.  Further, the Company entered into leases for an additional 279 irrigable acres, of which 83 acres are subject to a 20 year lease.  Dionisio has been producing vegetable crops for over 60 years and has well-established commercial relationships for the sale and distribution of its crops.  The Company is operating these acquired assets under the Dionisio name and entered into employment agreements with members of the Dionisio family to maintain the experience and skill in producing and marketing of the vegetable crops.

Commencing in October 2012, DFP offered its preferred shares to accredited investors in a private placement.  This offering, 2,500,000 shares at $2.00/share, closed in February 2013 and generated net proceeds (after offering costs) of $4,621,000.  Proceeds of the offering were used as follows:
•	Reimbursement to the Company of $630,000 for the Dionisio first closing in June, 2012, net of bank financing;

•	Second stage of the Dionisio purchase transaction in November, 2012 of $900,000 which is net of seller carry back;

•	Purchase of a neighboring farm for $56,000 plus assumption and new debt,

•	Loan to the Company of $1,000,000; and

•	The remainder of $2,035,000 as working capital and reserves.

On November 2, 2012, the Company completed its acquisition of DFP and its affiliated entities through the payment of $900,000 and a seller carry-back promissory note of $600,000 (“Seller Note”).  The Seller Note is due in five years, carries interest at 6% payable quarterly.  Principal of the Seller Note is due at maturity.  The Seller Note is secured by certain farm equipment that was purchased in this transaction.

Two Rivers Water & Farming Company -- 2012 Annual Report and 10K

Two Rivers Farms F-1, Inc. (“F-1”) and Two Rivers Farms F-2, Inc. (“F-2”)

F-1

On January 21, 2011 the Company formed F-1, then a limited liability company, to hold certain farming assets and as an entity to raise debt financing for the Company’s expansion of the farming business.  In February 2011, F-1 sold $2,000,000 in 5% per annum, 3-year Series A convertible promissory notes that, as a class, also participate in 1/3 of the crop profit from the related land.  Proceeds from these notes were used to acquire and improve irrigation systems, pay for the farmland and retire seller carry-back debt from the purchase of the H/C Irrigation Company.  This allowed water available through the H/C Irrigation Company to be used to irrigate the F-1 farms without encumbrance.

In December 2012, F-1 offered the holders of the Series A convertible debt the opportunity to convert their debt into preferred shares of F-1 (which converted from an LLC to a corporation) and receive warrants to purchase common shares of the Company.  Each preferred share can be converted into one share of common stock of Two Rivers.  For every two preferred shares in F-1, one warrant to purchase one common share of the Company was also issued.  The warrant expires December 31, 2017 and can be exercised at $3 per common share of Two Rivers.  As of December 31, 2012, we received from the Series A debt holders the intent, subject to a final review of all transactional and legal documents, to convert $1,975,000 of the debt thereby leaving $25,000 of the originally issued Series A convertible debt and accrued interest of $86,000 as outstanding as of December 31, 2012.

As part of the debt conversion, Two Rivers Farms F-1, LLC converted into a corporation and authorized and issued a series of preferred shares designated as Series F-1-A Convertible Preferred Stock (“F-1 Preferred”)

The F-1 Preferred includes two dividends: (1) Cumulative 8% Annual Dividend; and (2) 25% Annual Net Profits Participation Dividend.   Under the Cumulative 8% Annual Dividend, holders of the F-1 Preferred will be entitled to receive an annual dividend, when and if declared by F-1’s Board of Directors, at the rate of 8% per annum.  Under the 25% Annual Net Profits Participation Dividend, F-1 Preferred holders will be entitled to receive an annual cumulative dividend, when and if declared, on a pro rata basis, equal to 25%, on a fully converted basis, of the Annual Net Profit.  Annual Net Profit is defined as the Company’s earnings (as defined by U.S. GAAP) less interest payments and the 8% dividend set forth above and estimated income taxes owed.

While the F-1 Preferred are outstanding, F-1 covenants, that unless it has the affirmative vote of its shareholders owning, in aggregate, not less than two-thirds (2/3) of the outstanding F-1 Preferred: (1) not to incur any debt other than regular trade payables arising in day-to-day operations of F-1; (2) not to transfer or sell assets (including to an affiliate or related person or entity); (3) to plan, operate, and manage its farmland, water rights, and produce business to optimize long-term farm yields and meet its financial, regulatory, and contractual obligations and objectives; (4) to observe all financial covenants; (5) to maintain independent books and records of its assets, liabilities, and operations separate from the books and records of the Company; (6) to make its books and records available for inspection by any holder of the F-1 Preferred (including such holder’s agent or representative) upon reasonable notice and conditions; (7) to segregate in a separate account  net revenues from operations sufficient to pay when due: (i) the Cumulative 8% Preferred Dividend and (ii) 25% of its Annual Net Profit to pay when due the Profit Participation; (8) to include in its annual budget the Cumulative 8% Preferred Dividend and the Profit Participation; (9) to place on its Board agenda proposed actions (with appropriate supporting materials) related to (i) the timely declaration and payment of the Cumulative 8% Preferred Dividend and (ii) calculation and payment resolution for the Profit Participation; and (10) to limit the number of its Directors to three.

Two Rivers Water & Farming Company -- 2012 Annual Report and 10K

Additionally, while the F-1 Preferred are outstanding, the Company covenants: (1) to use its best efforts to list its common stock on a national securities exchange promptly following achieving listing eligibility criteria; (2) to file on a timely basis all reports, notices, audits and other documents required to maintain its compliance with the Securities Exchange Act of 1934; (3) to notice, convene and conduct its annual meeting of shareholders not later than June 15 of each year; (4) prior to the initial issuance of the F-1 Preferred, to appoint three directors to F-1’s Board of Directors, one of whom will be designated to represent the interests of the holders of the F-1 Preferred (the “PS Director”).  The PS Director will have the same rights and duties as each of the other directors of F-1, and the Board of Directors shall act by majority vote; (5) coincident with its annual meeting each year, to conduct an election among holders of the Preferred Shares for the purpose of electing the PS Director; (6) to cause its independent public accounting firm to audit and issue its opinion with respect to the adequacy of the F-1’s financial reports; (7)  to file a registration statement on or before July 1, 2013 with the SEC  for the resale of the following securities: (a) for the Company’s common stock issuable on conversion of the F-1 Preferred to common stock of the Company; and (b) for the common stock of the Company issuable upon exercise of the warrants; and  (8) to certify at least annually that, to the Company’s actual knowledge, neither F-1 nor the Company is in breach of these covenants.
Upon certain events of default under the F-1 Preferred, F-1 Preferred shareholders can cause a replacement of a member of the F-1 Board of Directors. The Conversion Agreement with F-1 debtholders is attached as an exhibit to this to this annual report on Form 10-K.

F-2

On April 5, 2011 the Company formed F-2, then a limited liability company, to hold certain farming and water assets and as an entity to raise additional debt for the Company’s expansion of the farming business.  During the summer of 2011, F-2 sold $5,332,000 in 6% per annum, 3-year Series B convertible promissory notes that, as a class, also participate in 10% of the crop revenue from the related lands.  Further, for each $2.50 borrowed, the lender received a warrant to purchase one common share of the Company’s stock at $2.50.  These warrants expired on December 31, 2012.  Proceeds from these notes were used to acquire the Orlando and additional farmland and to install irrigation systems.

In December 2012, F-2 offered the holders of the Series B convertible debt the opportunity to convert their debt into preferred shares of F-2 (which converted from an LLC to a corporation) and receive warrants to purchase common shares of the Company.  Each preferred share in F-2 can be converted into one share of common stock of Two Rivers.  For every two preferred shares, a warrant to purchase one common share of the Company was also issued.  The warrant expires December 31, 2017 and can be exercised at $3 per common share of Two Rivers.  As of December 31, 2012, we received from the Series B debt holders the intent, subject to a final review of all transactional and legal documents, to convert $5,107,000 of the debt thereby leaving $225,000 of the originally issued Series B convertible debt and accrued interest of $194,000 as outstanding as of December 31, 2012.

As part of the debt conversion, Two Rivers Farms F-2, LLC converted into a corporation and authorized and issued a series of preferred shares designated as Series F-2-B Convertible Preferred Stock (“F-2 Preferred”)

The F-2 Preferred includes two dividends: (1) Cumulative 8% Annual Dividend; and (2) 25% Annual Net Profits Participation Dividend.   Under the Cumulative 8% Annual Dividend, holders of the F-2 Preferred will be entitled to receive an annual dividend, when and if declared by F-2’s Board of Directors, at the rate of 8% per annum.  Under the 25% Annual Net Profits Participation Dividend, F-2 Preferred holders will be entitled to receive an annual cumulative dividend, when and if declared, on a pro rata basis, equal to 25%, on a fully converted basis, of the Annual Net Profit.  Annual Net Profit is defined as the Company’s earnings (as defined by U.S. GAAP) less interest payments and the 8% dividend set forth above and estimated income taxes owed.

Two Rivers Water & Farming Company -- 2012 Annual Report and 10K

While the F-2 Preferred are outstanding, F-2 covenants, that unless it has the affirmative vote of its shareholders owning, in aggregate, not less than two-thirds (2/3) of the outstanding F-2 Preferred: (1) not to incur any debt other than regular trade payables arising in day-to-day operations of F-2; (2) not to transfer or sell assets (including to an affiliate or related person or entity); (3) to plan, operate, and manage its farmland, water rights, and produce business to optimize long-term farm yields and meet its financial, regulatory, and contractual obligations and objectives; (4) to observe all financial covenants; (5) to maintain independent books and records of its assets, liabilities, and operations separate from the books and records of the Company; (6) to make its books and records available for inspection by any holder of the F-2 Preferred (including such holder’s agent or representative) upon reasonable notice and conditions; (7) to segregate in a separate account  net revenues from operations sufficient to pay when due: (i) the Cumulative 8% Preferred Dividend and (ii) 25% of its Annual Net Profit to pay when due the Profit Participation; (8) to include in its annual budget the Cumulative 8% Preferred Dividend and the Profit Participation; (9) to place on its Board agenda proposed actions (with appropriate supporting materials) related to (i) the timely declaration and payment of the Cumulative 8% Preferred Dividend and (ii) calculation and payment resolution for the Profit Participation; and (10) to limit the number of its Directors to three.

Additionally, while the F-2 Preferred are outstanding, the Company covenants: (1) to use its best efforts to list its common stock on a national securities exchange promptly following achieving listing eligibility criteria; (2) to file on a timely basis all reports, notices, audits and other documents required to maintain its compliance with the Securities Exchange Act of 1934; (3) to notice, convene and conduct its annual meeting of shareholders not later than June 15 of each year; (4) prior to the initial issuance of the F-2 Preferred, to appoint three directors to F-2’s Board of Directors, one of whom will be designated to represent the interests of the holders of the F-2 Preferred (the “PS Director”).  The PS Director will have the same rights and duties as each of the other directors of F-2, and the Board of Directors shall act by majority vote; (5) coincident with its annual meeting each year, to conduct an election among holders of the Preferred Shares for the purpose of electing the PS Director; (6) to cause its independent public accounting firm to audit and issue its opinion with respect to the adequacy of the F-2’s financial reports; (7)  to file a registration statement on or before July 1, 2013 with the SEC  for the resale of the following securities: (a) for the Common Stock issuable on conversion of the F-2 Preferred in the event of conversion shares to common stock of the Company; and (b) for the common stock of the Company issuable upon exercise of the warrants; and  (8) to certify at least annually that, to the Company’s actual knowledge, neither F-2 nor the Company is in breach of these covenants.
Upon certain events of default under the F-2 Preferred, F-2 Preferred shareholders can cause a replacement of a member of the F-2 Board of Directors.  The Conversion Agreement with F-2 is attached as an exhibit to this to this annual report on Form 10-K.

Both F-1 and F-2 lease their farmland and farming assets to Farms as the operator of the Company’s farming activities.

Other Farming

Approximately 1,500 acres of irrigable farmland in the Butte Valley acquired by the Company in connection with the Orlando purchase (the “Lascar-Butte Acres”) is subject to a conditional right to a repurchase by the sellers.  The repurchase option is for $1.00 but is only effective on or after September 7, 2021 and only if the sellers have previously offered to purchase from the Company at least 2,500 SFE (single family equivalent) water service connections and tendered payment of a $6,500 Water Resource Fee per SFE connection pursuant to an agreement.  Under that repurchase scenario, the

Two Rivers Water & Farming Company -- 2012 Annual Report and 10K

Company would have already begun providing tap water service to the Lascar-Butte Acres and received a minimum of $16,250,000 in Water Resource Fees from sellers in exchange for the service connections.  Also, the sellers of Orlando had the right, subject to certain conditions, to repurchase Lascar-Butte Acres for $3,000,000.  However, as noted below, the repurchase right has been terminated based on actions of the Company to rehabilitate Orlando facilities and a portion of the associated farmland.

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

Through December 31, 2012, the Company had expended in excess of $2,380,000 in rebuilding and preparing the Lascar-Butte Acres for farming and developing the associated water rights.  The Company believes these substantial improvements satisfy certain obligations under the Orlando acquisition agreements and terminate the seller’s option to re-purchase the Lascar-Butte Acres.  The seller had an option to repurchase the Lascar-Butte Acres by September 7, 2013, if the Company did not use its best efforts to complete substantial improvements to the Lascar-Butte Acres, or if the Company did not commence farming on Lascar-Butte Acres.

Other Matters

Bridge Loan Debt Conversion to Preferred Stock

During the quarter ended March 31, 2012, the Company closed a short-term bridge financing (the “Bridge Loan”) in the total amount of $3,994,000.  The Company’s CEO participated as a lender in the Bridge Loan in the amount of $994,000.  The Bridge Loan pays monthly interest at 12% per annum with $200,000 due on October 31, 2012 and the remainder was to be due on May 31, 2013.  The Bridge Loan holders also received one share of the Company’s stock for each $10 of Bridge Loan participation.  Participants in the Bridge Loan have the option of converting the principal into the Company’s common stock at the price offered in a take-out equity financing which the Company plans to complete.  In conjunction with the closing of the Bridge Loan, the Company issued 400,000 shares of its common stock to the Bridge Loan holders.  The fair value of the shares issued was determined to be $602,000, which is recorded as a debt discount being amortized on a straight-line basis over the term of the related Bridge Loan.

In October 2012, the Company obtained extensions to May 31, 2013 on $3,794,000 of the principal.  In exchange for these extensions, the terms remain the same and the Company will issue the note holders restricted stock of the Company computed by multiplying the face amount of the note by 10% and dividing by $1.75 (per share).  These shares were issued in the quarter ending December 31, 2012 and the cost was fully amortized from November 1, 2012 to December 31, 2012.  The fair value of the shares issued was determined to be $271,000, which is recorded as a debt discount being amortized on a straight-line basis over the term of the related Bridge Loan.

In December 2012, the Company offered the holders of the Bridge Loan convertible debt the opportunity to convert their debt into preferred shares of the Company and receive warrants to purchase common shares of the Company.  The Company created a series of preferred stock designated as Series BL.  Each share of the Series BL can be converted into one share of common stock of Two

Two Rivers Water & Farming Company -- 2012 Annual Report and 10K

Rivers.  For every two shares of the Series BL, a warrant to purchase one common share of the Company was also issued.  The warrant expires December 31, 2017 and can be exercised at $3 per common share of Two Rivers.  As of December 31, 2012, we received from the Bridge Loan debt holders the intent, subject to a final review of all transactional and legal documents, to convert $3,794,000 which represents conversion of the entire Bridge Loan debt.

As part of the debt conversion, the Company authorized and issued a series of preferred shares designated as Series BL Convertible Preferred Stock (“BL Preferred”)

The BL Preferred include two dividends: (1) Cumulative 8% Annual Dividend; and (2) 10% Annual Net Profits Participation Dividend.   Under the Cumulative 8% Annual Dividend, holders of the BL Preferred will be entitled to receive an annual dividend, when and if declared by the Company’s Board of Directors, at the rate of 8% per annum.  Under the 10% Annual Net Profits Participation Dividend, BL Preferred holders will be entitled to receive an annual cumulative dividend, when and if declared, on a pro rata basis, equal to 10%, on a fully converted basis, of the Annual Net Profit.  Annual Net Profit is defined as the Company’s earnings (as defined by U.S. GAAP) less interest payments and the 8% dividend set forth above and an estimate of income taxes owed.

While the BL Preferred are outstanding, BL covenants, that unless it has the affirmative vote of its shareholders owning, in aggregate, not less than two-thirds (2/3) of the outstanding BL Preferred: (1) not to incur any debt other than regular trade payables arising in day-to-day operations of the Company; and (2) not to transfer or sell assets (including to an affiliate or related person or entity); (3) to plan, operate, and manage its farmland, water rights, and produce business to optimize long-term farm yields and meet its financial, regulatory, and contractual obligations and objectives; (4) to observe all financial covenants; (5) to maintain independent books and records of its assets, liabilities, and operations; (6) to make its books and records available for inspection by any holder of the Preferred Shares (including such holder’s agent or representative) upon reasonable notice and conditions; (7) to segregate in a separate account  net revenues from operations sufficient to pay when due: (i) the Cumulative 8% Preferred Dividend and (ii) 10% of its Annual Net Profit to pay when due  the Profit Participation; (8) to include in its annual budget the Cumulative 8% Preferred Dividend and the Profit Participation; and (9) to place on its Board agenda proposed actions (with appropriate supporting materials) related to (i) the timely declaration and payment of the Cumulative 8% Preferred Dividend and (ii) calculation and payment resolution for the Profit Participation; (10) to use its best efforts to list its common stock on a national securities exchange promptly following achieving listing eligibility criteria; (11) to file on a timely basis all reports, notices, audits and other documents required to maintain its compliance with the Securities Exchange Act of 1934; (12) to notice, convene and conduct its annual meeting of shareholders not later than June 15 of each year; (13) to cause its independent public accounting firm to audit and issue its opinion with respect to the adequacy of the Company’s financial reports; (14)  to file a registration statement on or before July 1, 2013 with the SEC  for the resale of the following securities: (a) for the Common Stock issuable on conversion of the Preferred underlying the Conversion Shares; and (b) for the Common Stock issuable upon exercise of the Warrants; and  (15) to certify at least annually that, to the Company’s actual knowledge, the Company is not in breach of a these covenants.

Corporate Evolution

Prior to 2009, the Company was named Navidec Financial Services, Inc. (“Navidec”) and had been engaged in mortgage lending and other enterprises unrelated to its current lines of business.  Navidec was incorporated in the state of Colorado on December 20, 2002. On July 28, 2009, Navidec formed a wholly-owned Colorado corporation for the purpose of acquiring farm and water assets in the Huerfano/Cucharas watershed.  On November 19, 2009, with shareholder approval, Navidec changed its name to Two Rivers Water Company. On December 11, 2012, with shareholder approval, the Company changed its name to Two Rivers Water & Farming Company.

Two Rivers Water & Farming Company -- 2012 Annual Report and 10K

Management plans for funding future operations

As of December 31, 2012, the Company had $1,340,000 in demand deposits.  Subsequent to December 31, 2012 and prior to March 1, 2013, the Company raised an additional $1,600,000, before placement fees, from its DFP private placement.

As of December 31, 2012, the Company had $10,978,000 as the current portion of long term debt.  The current portion represents $4,200,000 owed on a real estate contract, which the Company has $100,000 at risk as a non-refundable deposit and $6,587,000 in HCIC seller carry back, which the Company intends to refinance or provider the holders of the HCIC debt an incentive to extend their notes.  There can be no assurances that we will be successful in refinancing or extending the HCIC debt.

Management plans an additional equity funding round in later 2013 Quarter 2 or early 2013 Quarter 3.

Discontinued Operations

In early 2009, the Company (then named Navidec Financial Services, Inc.) discontinued its short-term real estate lending and development in order to focus all its efforts on the irrigated farming and water business. The whine down of discontinued operations was completed by December 31, 2011.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Two Rivers and its subsidiaries, Farms, F-1, F-2, TR Water, HCIC, Orlando, and discontinued operations.  All significant inter-company balances and transactions have been eliminated in consolidation.

Non-controlling Interest

Non-controlling interest is recorded for the ownership of HCIC not owned by the Company and for preferred shares not owned by the Company in the Company’s subsidiaries.   Below is the detail of non-controlling interest shown on the balance sheet.

Entity	Year ended December 31, 2012	Year ended December 31, 2011
HCIC	$2,205,000	$2,162,000
F-1	$1,494,000	-
F-2	$3,933,000	-
DFP	$2,208,000	-
Totals	$9,840,000	$2,162,000

Two Rivers Water & Farming Company -- 2012 Annual Report and 10K

Below is the breakdown of the non-controlling interest share of gains (losses):

Entity	Year ended December 31, 2012	Year ended December 31, 2011
HCIC (1)	$ 43,000	$ 51,000
F-1 (2)	-	-
F-2 (2)	-	-
DFP (2)	-	-
Totals	$ 43,000	$ 51,000
Notes:
(1) The Company owns 91% of HCIC.

(2) The terms of the preferred shares in each subsidiary allows for a participatory additional preferred share dividend of 25% of the profits derived from the assets held by the subsidiary.  This participatory dividend, if any, will be recorded as a non-controlling share of the income.

Reclassification

Certain amounts previously reported have been reclassified to conform to current presentation.  Certain labels of accounts/classifications have been changed.

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

Cash and Cash Equivalents

For purposes of reporting cash flows, Two Rivers Water & Farming Company considers cash and cash equivalents to include highly liquid investments with original maturities of 90 days or less. Those are readily convertible into cash and not subject to significant risk from fluctuations in interest rates.  The recorded amounts for cash equivalents approximate fair value due to the short-term nature of these financial instruments.

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

The Company’s farming revenue for the year ended December 31, 2012 of $979,000 consisted of six customers, of which three customers each represented 20% or more of revenue.

Two Rivers Water & Farming Company -- 2012 Annual Report and 10K

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

Nonrecurring Fair Value Measurements:

Business Acquisitions

Acquisition of HCIC.  During the quarter ended March 31, 2010, the Company acquired a majority of the shares of HCIC.  In order to value the acquired assets and liabilities, management considered an independent appraisal of these assets and used Level 2 inputs whereby the water rights were valued using comparable prices in markets that are not active.  The infrastructure of HCIC, including water storage, ditches and diversion points, was valued at replacement cost less physical obsolescence and deterioration.  The value of HCIC as of March 2, 2010 was estimated to be $24,196,000.  Since acquisition, management has not recorded any impairment to HCIC.

Two Rivers Water & Farming Company -- 2012 Annual Report and 10K

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

Acquisition	Date	Price paid*	Fair Value	Gain/(Loss)
HCIC	2010, Qtr 1	$24,196,000	$24,196,000	-
Orlando	2011, Qtr 3	$3,459,000	$5,195,000	$1,736,000
*Includes cash paid, seller carry back note at face value, and the Company’s stock issued.

Accounts Receivable

The Company carries its accounts receivable, net at management’s expectation of collection.  As of December 31, 2012 the Company reserved $21,000 against a $43,000 receivable from a customer based on past payment performance.  HCIC has a $94,000 receivable without any reserve based on past collectability and having shares in HCIC as collateral for collection.  DFP has a $69,000 receivable from crop insurance proceeds which was fully collected by February, 2013.

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

Investments

Investments in publicly traded equity securities over which Two Rivers does not exercise significant influence are recorded at market value in accordance with the FASB Accounting Standards Codification (“ASC”) Topic ASC 320 "Investments - Debt and Equity Securities," which requires that all applicable investments be classified as trading securities, available for sale securities or held-to-maturity securities. Comprehensive income includes unrealized net gain or loss and changes in equity from the market price variations in stock and warrants held by the Company.

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

Two Rivers Water & Farming Company -- 2012 Annual Report and 10K

Water rights and infrastructure

Subsequent to purchase of water rights and water infrastructure, management periodically evaluates the carrying value of its assets, and if the carrying value is in excess of fair market value, the Company will establish an impairment allowance.  Currently, there are no impairments on the Company’s land and water shares.  No amortization or depreciation is taken on the water rights.

Intangibles

Two Rivers recognizes the estimated fair value of water rights acquired by the Company’s purchase of stock in HCIC and Orlando.   These intangible assets will not be amortized because they have an indefinite remaining useful life based on many factors and considerations, including, the historical upward valuation of water rights within Colorado.

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

Below is a summary of premises and equipment:

Asset Type	Life in Years	December 31, 2012	December 31, 2011
Office equipment, furniture & computers	3 – 7	$109,000	$91,000
Vehicles	5	361,000	119,000
Farm equipment	7 - 10	1,286,000	299,000
Irrigation system	10	1,039,000	822,000
Website	3	7,000	7,000
Subtotal		2,802,000	1,338,000
Less Accumulated Depreciation		405,000	209,000
Net Book Value		$2,397,000	$1,129,000

Impairments

Property and Equipment

Once per year we review all property, equipment and software owned by the Company and compared the net book value of such assets with the fair market value of each piece of equipment having a net book value greater than $5,000.  If it is determined that the net book value is greater than the fair market value, an impairment will be recorded.  If impairment is necessary, a loss on the value of the affected asset will be recorded, and the impairment will not be reversed in future periods.

Two Rivers Water & Farming Company -- 2012 Annual Report and 10K

Land

Once per year we review each parcel of land owned by the Company together with improvements to each parcel and compare the carrying cost with the fair market value.  If it appears that our carrying value may be greater than the fair market value, an independent appraisal will be ordered.  If the appraised value is less than our carrying value, an impairment will be recorded.  If impairment is necessary, a loss on the value of our land will be recorded, and the impairment will not be reversed in future periods.

Water rights and infrastructure

Once per year we assess the value of the water rights held by the Company, comparing our estimated values with recent sales of comparable water rights.  In the event that such assessment indicates that the carrying value is greater than the fair market value of the water rights, an impairment will be recorded.  If impairment is necessary, a loss on value of our water rights will be recorded, and the impairment will not be reversed in future periods.

Revenue Recognition

Farm Revenues

Revenues from farming operations are recognized when sold into the market.  All direct expenses related to farming operations are capitalized as farm inventory and recognized as a direct cost of sale upon the sale of the crops.

Water Revenues

Current water revenues are from the lease of water own by HCIC to farmers in the HCIC service area and through re-leasing of our water from the Pueblo Board of Water lease.   Water revenues are recognized when the water is consumed.

Member Assessments

Once per year the HCIC board estimates HCIC’s expenses, less anticipated water revenues, and establishes an annual assessment per ownership share.  One-half of the member assessment is recorded in the first quarter of the calendar year and the other one-half of the member assessment is recorded in the third quarter of the calendar year.  Assessments paid by Two Rivers Water Company to HCIC are eliminated in consolidation of the financial statements.

HCIC does not reserve against any unpaid assessments.  Assessments due, but unpaid, are secured by the member’s ownership of HCIC.  The value of this ownership is significantly greater than the annual assessments.

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

Two Rivers Water & Farming Company -- 2012 Annual Report and 10K

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

Based on all known facts and circumstances and current tax law, the Company believes that the total amount of unrecognized tax benefits as of December 31, 2012, is not material to its results of operations, financial condition, or cash flows.  The Company also believes that the total amount of unrecognized tax benefits as of December 31, 2012, if recognized, would not have a material effect on its effective tax rate.  The Company further believes that there are no tax positions for which it is reasonably possible, based on current tax law and policy that the unrecognized tax benefits will significantly increase or decrease over the next 12 months producing, individually or in the aggregate, a material effect on the Company's results of operations, financial condition or cash flows.

The amount of income taxes the Company pays is subject to ongoing examinations by federal and state tax authorities.  To date, there have been no reviews performed by federal or state tax authorities on any of the Company's previously filed returns.  The Company's 2009 and later tax returns are still subject to examination.

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

Two Rivers Water & Farming Company -- 2012 Annual Report and 10K

The dilutive effect of the outstanding 6,134,282 RSUs, 1,668,200 options and 11,823,209 warrants at December 31, 2012, has not been included in the determination of diluted earnings per share since, under ASC 260 they would anti-dilutive.

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

At December 31, 2012, no marketable securities were held.

Recently issued Accounting Pronouncements

Goodwill Impairment Testing

In September 2011, the FASB issued guidance to amend and simplify the rules related to testing goodwill for impairment.  The revised guidance allows an entity to make an initial qualitative evaluation, based on the entity’s events and circumstances, to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount.  The results of this qualitative assessment determine whether it is necessary to perform the currently required two-step impairment test.  The new guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

Presentation of Comprehensive Income

In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income. The issuance of ASU 2011-5 is intended to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. The guidance in ASU 2011-5 supersedes the presentation options in ASC Topic 220 and facilitates convergence of U.S. generally accepted accounting principles and International Financial Reporting Standards by eliminating the option to present components of other comprehensive income as part of the statement of changes in shareholders' equity and requiring that all non-owner changes in shareholders' equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This guidance will be applied retrospectively and early adoption is permitted. This guidance is effective for fiscal years and interim periods within those years, beginning after December 15, 2011. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

Two Rivers Water & Farming Company -- 2012 Annual Report and 10K

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

There were various other accounting standards and interpretations issued in 2012 and 2011, none of which are expected to have a material impact on the Company’s financial position, operations or cash flows.

NOTE 3 – INVESTMENTS AND LONG-LIVED ASSETS

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

At December 31, 2012, no marketable securities were held.

Land

Upon purchasing land, the value is recorded at the purchase price or fair value, whichever is more accurate.  Costs incurred to prepare the land for the intended purpose, which is efficient irrigated farming, is also capitalized in the recorded cost of the land.  No amortization or depreciation is taken on Land.  However the land is reviewed by management at least once per year to ascertain if a further analysis is necessary for any potential impairments.

Water rights and infrastructure

The Company has acquired both direct flow water rights and water storage rights.  We have obtained water rights through the purchase of shares in a mutual ditch company, which we did with our purchase of shares in HCIC, or through the purchase of an entity holding water rights, which we did with our purchase of the Orlando.  The Company may also acquire water rights through outright purchase.  In all cases, such rights are recognized under decrees of the Colorado water court and administered under the jurisdiction of the Office of the State Engineer.

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

Two Rivers Water & Farming Company -- 2012 Annual Report and 10K

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

Dam and water infrastructure construction in progress

The Company has commenced engineering for the reconstruction of the dam owned by the HCIC.  In addition the Company is in the process of rehabilitating various outlet gates, pipes and water gates.  These costs are capitalized, and not amortized or depreciated until the dam reconstruction is completed in accordance with ASC 360 and 835.

Reconstruction costs are as follows:

	Year ended
	Dec 31 2012	Dec 31, 2011
Beginning balance	$848,000	$489,000
Additions	567,000	359,000
Completed, transferred	(1,381,000)	-
Ending Balance	$34,000	$848,000

Intangible Assets

On November 2, 2012, the Company acquired the Dionisio produce business and related equipment for $1,873,000 plus accrued interest of $30,000.  Dionisio has been producing vegetable crops for over 70 years and has well-established commercial relationships for the sale and distribution of its crops.  The Company is operating these acquired assets under the Dionisio name and has entered into employment agreements with members of the Dionisio family to maintain the experience and skill in producing and marketing of the vegetable crops.

The Company paid $900,000 at closing; the seller carried back $600,000 (subsequently reduced to $590,000 with the assumption of additional debt and see Note 4, “Seller Carry Back – Dionisio”), and the Company assumed $415,000 in equipment debt.

The purchase price was allocated as follows:

Produce business	$1,037,000
Equipment	836,000
Prepaid interest	30,000
Ending Balance	$1,903,000

The equipment was appraised by an independent, third party appraiser.  After the allocation to equipment and the cost of the acquisition, the remainder was assigned to the produce business.  Management performed a discounted cash flow analysis to validate the assigned value intangible assets of $1,037,000.  The produce business value consists of trademarks, customer lists, and customer contracts.

Two Rivers Water & Farming Company -- 2012 Annual Report and 10K

Based on the discounted cash flow analysis and assuming the average life of a customer is 20 years, the produce business has the following values:

Customer list	$580,000
Tradename	220,000
Residual goodwill	237,000
Ending Balance	$1,037,000

The cost of the customer list and the tradename will be amortized on a straight-line basis over 20 years.  The residual goodwill will be tested once per year for impairments, if any.

Based on the 20 year life of the tradename and customer list with no value at the end of the 20 years, the yearly amount of amortization is $40,000 per year.

NOTE 4 – NOTES PAYABLE

HCIC Seller Carry Back Notes

Beginning on September 17, 2009, Two Rivers began acquiring shares in HCIC and related land from a HCIC shareholder.  As part of these acquisitions, many of the sellers financed notes payable with Two Rivers and HCIC.  As of December 31, 2012 and 2011, these loans totaled $7,364,000 and $7,403,000, respectfully.   The notes carry interest at 6% per annum, interest payable monthly, the principal amounts due at various dates from March 31, 2013 through September 30, 2015, and are collateralized by HCIC shares and land.

As of December 31, 2012, of the $7,364,000 in seller carry back notes, notes representing $2,709,000 provides the holders the right to convert some or all of the amounts owing into the Company’s stock at $1/share to $1.25/share.  The holder can convert anytime until the note is paid.  These convertible notes of $2,114,000 are due on August 31, 2013 and September 30, 2013 with 6% annual interest, with the interest paid monthly.

During the year ended December 31, 2011, the Company exchanged $1,575,000 in HCIC debt into 722,222 shares of the Company’s stock, a cash payment of $37,500, and $37,500 in an unsecured note.  An expense due to loss on extinguishment of note payable of $272,000 was recognized due to the difference between the stock price conversion and the fair market value of the Company’s common stock.

During the year ended December 31, 2011, the Company offered holders of HCIC notes the option of an early payoff in exchange for a discount on the face amount of the note.  A total of $189,000 of notes was retired early and a gain on forgiveness of the HCIC notes of $84,000 was recognized and is netted against the loss of extinguishment on note payables in the statement of operations.

Orlando Seller Carry Back Note

On January 28, 2011, the Company purchased water storage and direct flow from the Orlando Reservoir No. 2 Company, LLC (“Orlando”) for $3,100,000, which consisted of a cash payment of $100,000 and a seller financed note payable of $3,000,000.  The note was due January 28, 2014.  Interest is to be paid based on 50% of the Company’s gross profits received from all of the Company’s crop operations payment or sales where the water assets from Orlando are used and $40 per acre foot of water used.  The Company was accruing interest at 5% per annum until a better estimate can be made on the payments to be made to Orlando.  The holder of the note has an option to convert the amount of all outstanding principal and accrued and unpaid interest into common stock of Two Rivers at the conversion price of $4.00 per share.  The Company also recorded a gain on forgiveness of debt of $384,000.

Two Rivers Water & Farming Company -- 2012 Annual Report and 10K

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

Series A Convertible Debt

In February 2011, F-1 offered a $2,000,000 Series A convertible debt offering.  This offering was closed at the end of February 2011.  This offering financed the land, water rights, irrigation, and farm equipment for F-1.  The terms of this debt is interest at 5% per annum, one-third of the crop profit and the right to convert debt into Company common stock at $2.50/share.  The note was due March 31, 2014.  When the debt was issued and closed, the Company’s stock was trading for less than the conversion, so no additional beneficial interest was recognized.

In December 2012 the Company offered the holders of the Series A convertible debt the opportunity to convert their debt into preferred shares of F-1 (which converted from an LLC to a corporation) and receive warrants in Two Rivers Water & Farming Company.  Each preferred share can be converted into one share of common stock of Two Rivers.  For every two preferred shares, one warrant to purchase one common share of the Company was also issued.  The warrant expires December 31, 2017 and can be exercised at $3 per common share of Two Rivers.

As of December 31, 2012, we received from the Series A debt holders the intent, subject to a final review of all transactional and legal documents, to convert $1,975,000 of the debt thereby leaving $25,000 of the originally issued Series A convertible debt and accrued interest of $86,000 as outstanding as of December 31, 2012.   In order to properly record the conversion, the Company applied the guidance in ASC Topic 470-20 “Debt with Conversion and Other Options” as the F-1 preferred shares have a beneficial conversion feature (“BCF”) with detachable warrants.  The Company determined the fair value of the associated warrants to be $494,000; after a relative fair value allocation was performed on the $1,989,000 of debt converted (includes $14,000 of accrued interest).  The remaining amount of $1,494,000 was recorded as the original face value of the F-1 preferred shares.  The F-1 preferred shares are recorded as non-controlling interest due to being legally issued in the name of F-1.  The F-1 preferred shares are convertible into the Company’s common shares at a conversion price of $1 per share.  A BCF was determined to exist at the time of issuance, resulting in a deemed preferred share dividend of $882,000.

The Series A conversion transaction was recorded as of December 31, 2012.

Series B Convertible Debt

In June 2011, F-2 offered a $6,000,000 Series B convertible debt offering.  This offering was closed at the end of August 2011 having raised $5,332,000.  This offering financed the land, water rights, and irrigation for F-2.  The terms of this debt was interest at 6% per annum and 10% of the net-crop revenue of production of farm product from land owned by F-2.  Net-crop revenue is defined as the gross selling price of the crops less basis.  Basis is the difference between the futures price for a commodity and the local cash price offered by grain buyers.  It reflects the cost of marketing grain from one point of sale to another point of sale.  The 10% net-crop revenue share is paid on the crops that are produced on the approximately 1,200 acres of farmland that secures the Series B debt.

Two Rivers Water & Farming Company -- 2012 Annual Report and 10K

The Note holders have the right to convert debt into Company common stock at $2.50/share.  The notes are due June 30, 2014.

In conjunction with the Series B, the Company issued 2,132,800 warrants to the debt holders that could be exercised into the Company’s common shares at $2.50 through December 31, 2012.  The Company also issued 171,000 warrants (convertible at $2.50/share) to three broker-dealers with an expiration of September 30, 2014.  The fair value of the warrants issued was computed at $1,675,000 for the debt holder warrants. This amount was recorded as a discount on the note and is amortized over the life of the note to interest expense utilizing the effective-interest method.  There is an additional expense of $149,000 for the broker dealer warrants, which is amortized over the warrants and recognized as interest expense.

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

In December 2012, F-2 offered the holders of the Series B convertible debt the opportunity to convert their debt into preferred shares of F-2 (which converted from an LLC to a corporation) and receive warrants in the Company.  Each preferred share can be converted into one share of common stock of Two Rivers.  For every two preferred shares, a warrant to purchase one common share of the Company was also issued.  The warrant expires December 31, 2017 and can be exercised at $3 per common share of Two Rivers.

As of December 31, 2012, we received from the Series B debt holders the intent, subject to a final review of all transactional and legal documents, to convert $5,107,000 of the debt thereby leaving $225,000 of the originally issued Series B convertible debt and accrued interest of $194,000 as outstanding as of December 31, 2012.   In order to properly record the conversion, the Company applied the guidance in ASC Topic 470-20 “Debt with Conversion and Other Options” as the F-2 preferred shares have a beneficial conversion feature (“BCF”) with detachable warrants.  The Company determined the fair value of the associated warrants to be $1,301,000; after a relative fair value allocation was performed on the $5,233,000 of debt converted (includes $126,000 of accrued interest).  The remaining amount of $3,933,000 was recorded as the original face value of the F-2 preferred shares.  The F-2 preferred shares are recorded as non-controlling interest due to being legally issued in the name of F-2.  The F-2 preferred shares are convertible into the Company’s common shares at a conversion price of $1 per share.  A BCF was determined to exist at the time of issuance, resulting in a deemed preferred share dividend of $2,347,000.

The Series B conversion transaction was recorded as of December 31, 2012.

Two Rivers Water & Farming Company -- 2012 Annual Report and 10K

Below is a summary of Series B discount and accretion:

Two Rivers Water & Farming Company -- 2012 Annual Report and 10K

	Beginning discount balance	2011 discount accretion	2012 discount accretion	Dec 31, 2012 conversion to preferred shares	Net
Face	$ 5,332,000			(5,107,000)	$ 225,000
Warrant fair value	(1,675,000)	245,000	951,000	1,969,000	-
Beneficial conversion	(1,490,000)
Net	$ 2,167,000	245,000	951,000	3,138,000	$ 225,000

The un-accredited original debt discount to the Series B debt of $1,969,000 as of December 31, 2012 was accelerated and recorded as debt issuance costs for the year ended December 31, 2012.

Bridge Loan

During the quarter ended March 31, 2012, the Company closed a short-term bridge financing (the “Bridge Loan”) in the total amount of $3,994,000.  The Company’s CEO participated as a lender in the Bridge Loan in the amount of $994,000.  The Bridge Loan pays monthly interest at 12% per annum with $200,000 due on October 31, 2012 and the remainder was to be due on May 31, 2013.  The Bridge Loan holders also received one share of the Company’s stock for each $10 of Bridge Loan participation.  Participants in the Bridge Loan have the option of converting the principal into the Company’s common stock at the price offered in a take-out equity financing which the Company plans to complete.  In conjunction with the closing of the Bridge Loan, the Company issued 400,000 shares of its common stock to the Bridge Loan holders.  The fair value of the shares issued was determined to be approximately $600,000, which is recorded as a debt discount being amortized on a straight-line basis over the term of the related Bridge Loan.

In October 2012, the Company obtained extensions to May 31, 2013 on $3,794,000 of the principal.  In exchange for these extensions, the terms remain the same and the Company will issue the note holders restricted stock of the Company computed by multiplying the face amount of the note by 10% and dividing by $1.75 (per share).  These shares were issued in the quarter ending December 31, 2012 and the cost was fully amortized from November 1, 2012 to December 31, 2012.  The fair value of the shares issued was determined to be $271,000, which is recorded as a debt discount being amortized on a straight-line basis over the term of the related Bridge Loan.

In December 2012 the Company offered the holders of the Bridge Loan the opportunity to convert their debt into preferred shares of the Company and also receive warrants to purchase common shares of the Company.  Each preferred share can be converted into one share of common stock of Two Rivers.  For every two preferred shares, one warrant is also issued.  The warrants expire December 31, 2017 and can be exercised at $3/share of the Company.

As of December 31, 2012, we received from the Bridge Loan debt holders the intent, subject to a final review of all transactional and legal documents, to convert $3,794,000 which represents conversion of the entire Bridge Loan debt.   In order to properly record the conversion, the Company applied the guidance in ASC Topic 470-20 “Debt with Conversion and Other Options” as the Bridge Loan preferred shares have a beneficial conversion feature (“BCF”) with detachable warrants.  The Company determined the fair value of the associated warrants to be $943,000; after a relative fair value allocation was performed on the $3,794,000 of debt converted.  The remaining amount of $2,851,000 was recorded as the original face value of the preferred shares.  The preferred shares are convertible into the Company’s common shares at a conversion price of $1 per share.  A BCF was determined to exist at the time of issuance, resulting in a deemed preferred share dividend of $1,702,000.

Two Rivers Water & Farming Company -- 2012 Annual Report and 10K

The Bridge Loan conversion transaction was recorded as of December 31, 2012.

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

The terms of the FNB loan is at 1% above the base rate on corporate loans posted by at least 75% of the nation’s 30 largest banks known as the Wall Street Journal Prime Rate (3.25% as of December 31, 2012), subject to a minimum of 6% per annum.   The FNB loan is secured by the Dionisio assets, which include 146 shares of the BIDC.  There are five annual payments of $76,000 due each December 15 commencing December 15, 2012.  A balloon payment of all accrued interest and outstanding principal is due June 15, 2017.

Seller Carry Back – Dionisio

On November 2, 2012, the Company acquired the Dionisio produce business and related equipment for $1,500,000.  The seller carried back $600,000 (which was subsequently reduced to $590,000 due to the Company assuming additional debt owed by seller) of this purchase price.  The note is paid quarterly, interest only at 6% per annum.  The note is due November 2, 2017.  Certain assets of Dionisio secure the note.

First National Bank of Pueblo (FNB) – Mater Purchase

The cost of the Mater land/water acquisition was $325,000, of which $169,000 was financed by FNB, $25,000 seller carry back and $131,000 was paid in cash.  The purchase price has been allocated to land for $106,000 and $219,000 to water rights representing the purchase of BIDC shares.

The terms of the FNB loan is at 1% above the base rate on corporate loans posted by at least 75% of the nation’s 30 largest banks known as the Wall Street Journal Prime Rate (3.25% as of December 31, 2012), subject to a minimum of 6% per annum.   The FNB loan is secured by the Mater assets.  There are four annual payments of $15,000 due each December 5 commencing December 15, 2013.  A balloon payment of all accrued interest and outstanding principal is due December 5, 2017 for $159,000.

Two Rivers Water & Farming Company -- 2012 Annual Report and 10K

Seller Carry Back – SW Farms

On December 31, 2012, the Company purchased property from Southwest Farms, Inc. and Southwest Ready-Mix of Pueblo, Inc. (“SW Farms”).   The Company paid $4,300,000 for the acquisition with the seller taking back a $4,200,000 note.  The terms of the SW Farms seller carry back note is 2% per annum and due in full by April 30, 2013 with an extension, at the Company’s option, to May 31, 2013 with no additional funds required.

It is the Company’s intent to pay the SW Farms note via other equity and debt sources.  If the Company cannot pay the SW Farms note by May 31, 2013, and the seller deciding not to offer any further extensions, then the Company will forfeit the $96,000 paid and give up the rights to the SW Farms assets.

The $4,300,000 purchase price was allocated $3,737,000 to water storage, $50,000 to water rights/shares in the Arkansas Ground Water Users Association (“AGUA”), $163,000 to land, $346,000 to equipment, and $5,000 to prepaids and closing costs.

Below is a summary of the Company’s long term debt:

Note	Dec 31, 2012 principal balance	Dec 31, 2012 accrued interest	Interest rate	Security
HCIC seller carry back	$7,364,000	$-	6%	Shares in HCIC
Orlando seller carry back	187,000	17,000	7%	188 acres of land
Series A convertible debt	25,000	85,000	5%	F-1 assets
Series B convertible debt	225,000	180,000	6%	F-2 assets
CWCB	1,151,000	20,000	2.5%	Certain Orlando and Farmland assets
FNB - Dionisio Farm	851,000	2,000	(1)	Dionisio farmland and 146.4 shares of Bessemer Irrigating Ditch Company Stock, well permits
Seller Carry Back - Dionisio	590,000	-	6.0%	Certain Dionisio assets
Seller Carry Back – SW Farms	4,200,000	-	2.0%	Secured by Sliman assets purchased
FNB - Mater	169,000	2,000	(1)	Secured by Mater assets purchased
Seller Carry Back - Mater	25,000	-	6%	Land from Mater purchase
Equipment loans	559,000	700	5 - 8%	Specific equipment
Total	15,346,000	$306,700
Less: Current portion	(10,978,000)
Long Term portion	$4,368,000
Notes:
(1) Prime rate + 1%, but not less than 6%.

Current portion long term debt:	12/31/2012
HCIC seller carry back	$6,587,000
SW Farms	4,200,000
CWCB	35,000
FNB	27,000
Equipment loans	129,000
Total	$10,978,000

Two Rivers Water & Farming Company -- 2012 Annual Report and 10K

Schedule of principal payments due by year:

Year Ending December 31,	Principal Due
2013	$10,978,000
2014	793,000
2015	1,438,000
2016	172,000
2017	1,553,000
2018 & beyond	412,000
Total	$15,346,000

NOTE 5 – INFORMATION ON BUSINESS SEGMENTS

We organize our business segments based on the nature of the products and services offered.  We focus on the Water and Farming Business with Two Rivers Water & Farming Company as the Parent company.  Therefore, we report our segments by these lines of businesses: Farms and Water.  Farms contain all of our Farming Business (Farms, F-1, F-2, Dionisio).  Water contains our Water Business (HCIC and Orlando).  Our Parent category is not a separate reportable operating segment.  Segment allocations may differ from those on the face of the income statement.

In the following tables of financial data, the total of the operating results of these business segments is reconciled, as appropriate, to the corresponding consolidated amount.  There are some corporate expenses that were not allocated to the business segments, and these expenses are contained in the “Total Operating Expenses” under Parent.

Two Rivers Water & Farming Company -- 2012 Annual Report and 10K

Operating results for each of the segments of the Company are as follows (in thousands):

	For the year ended December 31, 2012					For the year ended December 31, 2011
	Parent	Farms	Water	Discontinued Operations	Total	Parent	Farms	Water	Discontinued Operations	Total
Revenue
Assessments	$-	-	49	-	49	$-	-	97	-	97
Farm revenue	-	979	-	-	979	-	-	-	-	-
Water revenue	-	-	36	-	36	-	-	-	-	-
Other & misc.	-	-	11	-	11	-	3	5	-	8
	-	979	96	-	1,075	-	3	102	-	105
Less: direct cost of revenue	-	1,116	-	-	1,116	-	97	-	-	97
Gross Margin	-	(137)	96	-	(41)	-	(94)	102	-	8
Operating Expenses
General & administrative	(6,353)	(899)	(325)	-	(7,577)	(5,402)	(514)	(630)	-	(6,546)
Depreciation	(14)	(170)	(87)	-	(271)	(17)	(75)	(10)	-	(102)
Income (Loss) from operations	(6,367)	(1,206)	(316)	-	(7,889)	(5,419)	(683)	(538)	-	(6,640)
Other Income (Expenses)
Interest expense	(1,000)	(1,426)	(443)	-	(2,869)	(282)	(467)	(464)	-	(1,213)
Recapture debt issue costs	(997)	(2,362)	-	-	(3,359)	-	-	-	-	-
Warrant expense	(315)	-	-	-	(315)	-	-	-	-	-
Gain from bargain purchase	-	-	-	-	-	-	1,736	-	-	1,736
Gain (Loss) on debt retirement	-	-	-	-	-	-	384	(188)	-	196
Other & misc.	(83)	-	9	-	(74)	(7)	(2)	1	-	(8)
Total Other Income (Expense)	(2,395)	(3,788)	(434)	-	(6,617)	(289)	1,651	(651)	-	711
Net (Loss) Income from continuing operations before income taxes	(8,761)	(4,995)	(750)	-	(14,506)	(5,708)	968	(1,189)	-	(5,929)
Continued on next page
Two Rivers Water & Farming Company -- 2012 Annual Report and 10K

Continued from previous page
Income Taxes (Expense)/Credit	-	-	-	-	-	-	-	-	-	-
Net Income (Loss) from continuing operations	(8,761)	(4,995)	(750)	-	(14,506)	(5,708)	968	(1,189)	-	(5,929)
Discontinued operations:
(Loss) from operations of discontinued real estate and mortgage business	-	-	-	-	-	-	-	-	(132)	(132)
Income tax benefit	-	-	-	-	-	-	-	-	-	-
Loss on discontinued operations	-	-	-	-	-	-	-	-	(132)	(132)
Non-controlling interest	-	-	(43)	-	(43)	-	-	(51)	-	(51)
	$(8,761)	(4,995)	(793)	-	(14,549)	$(5,708)	968	(1,240)	(132)	(6,112)
Segment assets	$116	12,582	31,754	-	44,452	$1,563	7,127	26,763	5	35,458

Two Rivers Water & Farming Company -- 2012 Annual Report and 10K

NOTE 6 - EQUITY TRANSACTIONS

Common Stock

During the year ended December 31, 2012 the Company had the following common stock transactions:
•	RSUs to employees:
o	1,140,474, net RSU shares were returned to the Plan
o	516,666 RSU shares were exercised.
o	The above represents a net return of 623,808 shares
•	616,850 unregistered common shares were issued to holders of our Bridge Loan for two Bridge Loan extensions
•	676,666 common stock issued for services as follows:
o	50,000 shares of our common stock with a value of $111,000 were issued to our Board for service in 2011;
o	83,330 shares with a value of $122,000 were issued in exchange for consulting services;
o	216,666 shares with a value of $314,000 were issued in exchange for consulting services;
o	we issued 50,000 shares with a value of $85,000 for consulting services;
o	we issued 70,000 shares with a value of $123,000 as an exchange for legacy options held by a past employee;
o	we issued 190,000 shares with a value of $256,000 for consulting services, and
o	we issued 16,670 shares with a value of $17,000 for consulting services.
•	We issued 100,000 unregistered common shares due to the exercise of warrants.

During the year ended December 31, 2011 the Company had the following common stock transactions:
•	During February 70,000 shares of our common stock, valued at $85,000 were issued in exchange for consulting services.
•
In March, a total of 722,000 shares valued at $1,847,000 were issued to a creditor of the Company, as payment in full for the debt in the amount of $1,575,000.   At the time of the transaction, the fair value of the Company’s common stock exceeded the amount of debt retired, which resulted in a loss from debt retirement of $272,000.

•	During April, we issued 100,000 shares of our common stock valued at $238,000 in exchange for consulting services.
•	In July and September, we issued 650,000 shares of our common stock valued at $1,557,000 in partial payment for the purchase the Orlando.
•	During September, we issued 120,000 shares of our common stock valued at $192,000 in exchange for consulting services.
•	During December, 200,000 shares of our common stock valued at $380,000 in exchange for consulting services.
•	During 2011, we issued 1,148,000 shares under our 2011 Plan which was subsequently returned.
•	During 2011, 452,000 options and 50,000 warrants were exercised.

Stock Incentive Plans

The Company previously had a 2005 Stock Option Plan (“2005 Plan”) that was superseded by the Two Rivers 2011 Long-Term Stock Incentive Plan (“2011 Plan”).   Upon the Company’s shareholder adoption of the 2011 Plan, the 2005 Plan stopped issuance of any further grants, except for grants previously committed by agreement.

Two Rivers Water & Farming Company -- 2012 Annual Report and 10K

Under the 2005 Plan, we have the following stock options issued and outstanding:

Company Relationship	Options	Date of Grant	Vesting Date	Performance Requirement	Expiration Date	Exercise Price	Exercised to Date
Former Director	1,023,200	Jul 2006	Jul 2006	Satisfied	Jul 2016	$ 1.25	-
Employee	20,000	Apr 2011	(1)	(2)	Apr 2021	$ 3.00	-
Consultant	600,000	(3)	(3)	Satisfied	(3)	$ 1.25	-
	1,643,200
Exercisable Dec 31, 2012	1,636,533
Notes:
(1) Vests 1/3 at the end of each 12 months from Date of Grant
(2) Satisfactory employee performance during vesting period, 1/3 has vested
(3) Various grant dates of during 2011 and 2012. When granted, the options immediately vested. Expiration is 5 years from the date of grant.

If all of the options were exercised, $2,089,000 would be collected by the Company and yield an average share price of $1.27.

During the year ended December 31, 2012, the Company issued 204,480 options under the 2005 Plan and pursuant to a prior written agreement with a financial consultant.  The options have a strike of $1.25/share.  Of the 204,480 options, 83,333 options were issued in conjunction with a successful debt placement; the fair value is being amortized over the three-year life of the associated debt, or $3,000 per quarter, which is recognized as interest expense.   The remaining 121,147 options issued in 2012 were for current services; therefore the fair value of $44,000 was expensed to consulting expense.

A summary of the Two Rivers 2005 Option Plan (“2005 Plan”) is as follows:

	Shares	Weighted Average Exercise Price
Outstanding, January 1, 2011	1,745,562	$1.37
Granted	434,666	1.44
Cancelled	-	-
Expired	-	-
Exercised	452,362	1.25
Outstanding, December 31, 2011	1,727,866	1.34
Granted	204,480	1.25
Cancelled	250,000	2.00
Expired	39,146	-
Exercised	-	-
Outstanding, December 31, 2012	1,643,200	$1.27
Options Exercisable , December 31, 2012	1,636,533	$1.26

Two Rivers Water & Farming Company -- 2012 Annual Report and 10K

Option Valuation Process

The fair value of each option award is estimated on the date of grant.  To calculate the fair value of options, the Company uses the Black-Scholes model employing the following variables:

	2012	2011
Expected stock price volatility	78%	122%
Risk-free interest rate	2.64%	2.64%
Expected option life (years)	2.2	3.2 to 5.2
Expected annual dividend yield	0%	0%

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

A summary of the Two Rivers 2011 Long-Term Stock Incentive Plan (“2011 Plan”) is as follows:

RSU Shares
Outstanding, January 1, 2011	5,713,088
Granted	50,000
Cancelled	(500,000)
Expired	-
Exercised	(1,147,614)
Outstanding, December 31, 2011	4,115,474
Granted	4,700,237
Cancelled	(3,185,000)
Returned	(1,140,474)
Expired	-
Exercised	(636,903)
Outstanding, December 31, 2012	6,134,282
RSUs Exercisable , December 31, 2012	2,564,281

Two Rivers Water & Farming Company -- 2012 Annual Report and 10K

Under the 2011 Plan, we have issued the following Restricted Stock Units (RSUs):

Grantee	Company Relationship	RSUs issued	Date of Grant	Vesting Date	Performance Requirement	Exercised to Date
John McKowen	Chairman/CEO	2,480,948	Oct 2010	(1)	(2)	-
		1,400,000	Jan 2012	(1)	(3)	-
Wayne Harding	CFO	700,000	Oct 2010	(1)	(2)	366,666
		500,000	Jan 2012	(1)	(3)	-
John Stroh	Director	220,237	Oct 2010	Jan 2011	n/a	220,237
Jolee Henry	Prior Director	400,000	Oct 2010	Jan 2011	n/a	-
Employees (5)	Past & Present Employees	1,223,570	Various	(1)	(4)	203,570
		6,924,755				790,473

Notes:
Above table does not show those shares that were cancelled or returned.
(1) Vests 1/3 at the end of each 12 months from Date of Grant
(2) Subject to employer deferral and employment agreement, if applicable
 (3)  Vests 1/3 when the Company's common stock is listed on a National Exchange and attains closing bid of $3 per share,  a second 1/3 when the share price attains $6 per share, and the final 1/3 when the share price attains $9 per share, respectively

(4) Satisfactory employee performance during vesting period
(5) A total of 15 current and past employees are in this group

The Company can issue stock awards and options for nonemployee services.  If stock is granted, the Company values the stock using an average of the closing price of the Company’s stock over the period that the service was rendered.  If options are granted, the Company uses the Black-Scholes model for determining fair value (see above).

It is estimated that $3,868,000 in stock-based compensation expense will be fully amortized by December 31, 2015.

The stock-based compensation expense from both the 2011 and 2005 Plans were $3,434,000 and $2,678,000 for the years ended December 31, 2012 and 2011, respectively.

Warrants

On January 27, 2012, our Board of Directors authorized an extension of the expiration date of 100,000 warrants to purchase the Company’s common stock at $1.00/share held by the Elevation Fund.  The former expiration date was December 31, 2011, and the expiration date was extended to June 30, 2012.  The extension was granted in consideration of the Elevation Fund’s assistance with the Company’s capital financing.  Due to the extension of the warrant expiration date, a new fair value calculation was performed using the Black-Scholes method.  Based on this calculation, an expense of $55,000 was recorded.  The Elevation Fund’s 100,000 warrants were exercised by June 30, 2012.

Two Rivers Water & Farming Company -- 2012 Annual Report and 10K

In December Two Rivers Water & Farming Company offered the holders of Convertible Debt Series A with a total balance of $2,000,000 (Two Rivers Farms F-1); Convertible Debt Series B with a total balance of $5,332,000 (Two Rivers Farms F-2), and Bridge Loan with a total of $3,794,000 the opportunity to convert into preferred shares and receive warrants.

As of December 31, 2012, the Company received from the debt holders the following intent to convert, subject to a final review of all transactional and legal documents:  Series A for $1,975,000; Series B for $5,107,000 ($100,000 conversion requests were executed after December 31, 2012) and the Bridge Loan for $3,794,000.

Each preferred share issued pursuant to these debt conversions can be converted into one share of common stock of Two Rivers.  For every two preferred shares, one warrant to purchase a common share of the Company was also issued.  The warrants expire December 31, 2017 and can be exercised at $3/share of Two Rivers.

As of December 31, 2012, the Company has outstanding the following warrants to purchase common stock:

Grantee	Company Relationship	Shares	Date of Grant	Vesting Date	Expiration Date	Exercise Price
Broker Dealer Series B Debt	Placement Agents	170,624	Aug 2011	Aug 2011	Sep 2014	$ 2.50
Holders of Series B Debt	Investors	90,000	Aug 2011	Aug 2011	Sep 2014	$ 2.50
Boenning Scattergood	Financial Advisor	250,000	May 2011	May 2011	May 2016	$ 2.00
Investor Group	Investors	300,000	Feb 2012	Mar 2012	(1)	(1)
Wedbush Securities	Financial Advisor	200,000	Jun 2012	Jun 2012	Jun 2017	$ 1.20
Dionisio Farms & Produce, Inc.	Investors in subsidiary	1,700,000	Dec 2012	Dec 2012	Dec 2017	$ 3.00
Two Rivers Farms F-1	Investors in subsidiary	994,375	Dec 2012	Dec 2012	Dec 2017	$ 3.00
Two Rivers Farms F-2	Investors in subsidiary	2,696,210	Dec 2012	Dec 2012	Dec 2017	$ 3.00
Two Rivers Farms F-2	Remaining debt holders	225,000	Aug 2011	Aug 2011	Dec 2012	$ 2.50
Bridge Loan conversion	Investors	1,897,000	Dec 2012	Dec 2012	Dec 2017	$ 3.00
		8,523,209

Conversion Rights:

As of December 31, 2012, through the Company’s various capital raising activities, we have issued the following rights to convert debt into the Company’s common stock as follows:

Two Rivers Water & Farming Company -- 2012 Annual Report and 10K

Grantee	Company Relationship	Shares	Date of Grant	Vesting Date	Expiration Date	Exercise Price
HCIC Debt holders	Creditors	2,336,731	2010	2010	(1)	(1)
Two Rivers Farms F-1	Creditors	10,000	Feb 2011	Feb 2011	Mar 2014	$2.50
Two Rivers Farms F-2	Creditors	90,000	Aug 2011	Aug 2011	June 2014	$2.50

(1) Expiration is when the note is due which is between January and October 2013.  Exercise price is from $1.00 to $1.25/share.  If the note is extended then the conversion date is extended to the new due date of the note.

NOTE 7 – INCOME TAXES

The Company accounts for income taxes in accordance with ASC 740, Income Taxes (formerly Statement of Financial Accounting Standard No., 109, Accounting for Income Taxes). Under the provisions of ASC 740, a deferred tax asset or liability (net of a valuation allowance) is provided in the financial statements by applying the provisions of applicable laws to measure the deferred tax consequences of temporary differences that will result in taxable or deductible amounts in future years as a result of events recognized in the financial statements in the current or proceeding years.

The items accounting for the difference between income taxes computed at the federal statutory rate and the provision for income taxes consists of the following:

	December 31,
Years ended	2012	2011
Federal statutory rate	34.00%	34.00%
Effect of:
State taxes, net of federal tax benefit	3.06%	3.06%
Permanent differences	.60%	.60%
Valuation allowance	(37.66%)	(37.66%)
Effective income tax rate	-%	-%

Book loss reconciliation to estimated taxable income is as follows:

2012
Book loss	$(14,549)
Tax adjustments:
Stock based Comp	3,434
Stock comp exercised	(256)
Entertainment	8
Donations	10
Depreciation	37
Amortization	(20)
Estimate of taxable income	$(11,336)

Two Rivers Water & Farming Company -- 2012 Annual Report and 10K

Income tax provision is summarized below (in thousands):

(in thousands)	2012	2011
Current expense (benefit)
Federal
State
Total current
Deferred expense (benefit)
Federal	$(6,111)	$(2,461)
State	(550)	(221)
Total deferred	(6,661)	(2,682)
Less: Valuation allowance	6,661	2,682
Total	$-	$-

We will recognize future accrued interest and penalties related to unrecognized tax benefits in income tax expense if incurred.  At December 31, 2012 we had no unrecognized tax benefits in income tax expense, and do not expect any in 2013.  Our income tax returns are no longer subject to Federal tax examinations by tax authorities for year before 2009 and state examinations for years before 2008.

The components of the deferred tax asset are as follows (in thousands):

(in thousands)	2012	2011
Current deferred tax asset:	$-	$-
Net operating loss carryforwards	(9,260)	(4,216)
Capital loss	(34)	-
Bargain purchase	643	(643)
RSU & stock option expense	(2,171)	993
Property, equipment and intangibles	305	-
Other items	(3)	7
Total current deferred tax assets	(10,520)	(3,859)
Valuation allowance	10,520	3,859
Effective income tax asset	$-	$-

For the year ended December 31, 2012 and December 31, 2011 the deferred tax asset of $10,520,000 and $3,859,000, respectively, for a total of $14,379,000 is not recognized, since management has determined the tax benefit cannot be reasonably assured of being used in the near future.  The net operating loss carryforward, if not used, will expire in various years through 2031, and is severely restricted as per the Internal Revenue Code if there is a change in ownership.  The following is a summary of the combined net operating loss carryforward (in thousands):

(in thousands)	Federal	Colorado
Total projected tax carryforward into 2013 and beyond	$ (24,935)	(19,578)

Two Rivers Water & Farming Company -- 2012 Annual Report and 10K

NOTE 8 – DISCONTINUED OPERATIONS

During the year ended December 31, 2009, the Company decided to shift its focus from the short term residential mortgage banking and ownership of residential rental property to the current business model.  In order to assist in the funding of the Water Project, the Company began an orderly liquidation of its mortgage and real estate assets.  This liquidation was been completed by December 31, 2011.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

Operating Leases

In April 2012, the Company entered into a new lease with the Colorado Center in Denver Colorado for the corporate headquarters.   The space is 1,775 square feet and monthly payments of $3,600. The lease terminates on June 30, 2015.

The amounts due at the base rate are as follows:

Period	Amount Due
2013	$ 43,200
2014	$ 43,200
2015	$ 21,600

The Company has entered into a lease of 83 acres of farmland.  The lease is for 20 years, but with five year renewals.  The rate is $185/acre or $15,000 per year.

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

The purpose of the lease is two-fold: a) to establish an appropriation of a water right for exchange from the Arkansas River main stream water to various Two Rivers’ reservoirs, and b) to provide supplemental irrigation water for our farming operations through releases from those reservoirs.

Defined Contribution Plan

Two Rivers does not have a defined contribution plan.

NOTE 10 – RELATED PARTY TRANSACTIONS

In January 2012, the CEO participated in our Bridge Loan for $1,000,000.   He converted into preferred shares.  Both the debt and conversion is under the same terms and conditions as the other Bridge Loan holders.

The seller of DFP assets is now an employee of the Company and is owed $590,000.

We sold $65,000 of our DFP crops to a relative of the prior owner of DFP assets.

Two Rivers Water & Farming Company -- 2012 Annual Report and 10K

During 2012, a member of the Company’s board of directors received the Company’s common stock valued at $242,000 in exchange for consulting services.

We are recognizing $94,000 in accounts receivable from the 9% non-controlling interest holders of HCIC.

NOTE 11 – LEGAL PROCEEDINGS

Morrow Suit

The Company was notified in September 2009 that it was named as a defendant in a lawsuit that alleges either the Company or another third party bank did not have a proper promissory note and deed of trust against a short-term mortgage loan made to a borrower in April 2008 (“Morrow” loan and suit).   After the Company made the Morrow loan, the note was improperly transferred to Jaguar, a mortgage originator and banker.  When the Company discovered the improper transfer, the Company requested Jaguar to return all documents to the Company or fund the loan.  On August 4, 2008, Jaguar re-assigned the note and deed of trust back to the Company.  However, Jaguar never returned to the Company the original lending file and documentation.  During the period of time that Jaguar was in possession of the Morrow file, the lawsuit alleges that Jaguar used the Morrow note and deed of trust to obtain money from another third-party bank.

While the Company believes that it acted properly, to minimize the cost of a lengthy court hearing, the Company decided to settle with the plaintiff for $165,000, of which $100,000 was paid from money posted to the Court by the Company and $65,000 is remaining to be paid.  The $65,000 is recorded in accrued liabilities.

There are no other legal actions that name the Company and/or its officers and directors as defendants.

NOTE 12 – SUBSEQUENT EVENTS

The Company has evaluated all subsequent events through the date the financial statements were available to be issued.  The following are the significant subsequent events:
-	The Company completed the DFP offering at the full subscription amount of $5,000,000.
-	The Company reached a separation agreement with its past Chief Operating Officer that included a Company payment of $25,000 in exchange for the cancellation of all currently vested RSUs.
-	On March 15, 2013, the Company paid an additional $100,000 to extend the SW Farms note due date until August 31, 2013.

Two Rivers Water & Farming Company -- 2012 Annual Report and 10K