Form 10-Q
period 2013-03-31
TWO RIVERS WATER & FARMING Co
filed 2013-05-06
CIK 1302946

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013
Or
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
Yes |_| No |X|

As of May 1, 2013 there were 24,992,550 shares outstanding of the registrant's Common Stock.

TWO RIVERS WATER & FARMING COMPANY AND SUBSIDIARIES
Condensed Consolidated Balance Sheets  (In Thousands)

	March 31, 2013	December 31, 2012
ASSETS:	(Unaudited)	(Derived from Audit)
Current Assets:
Cash and cash equivalents	$1,314	$1,340
Advances and accounts receivable, net	22	184
Farm product	161	49
Deposits and other current assets	208	74
Total Current Assets	1,705	1,647
Long Term Assets:
Property, equipment and software, net	2,366	2,397
Land	5,176	3,919
Water rights and infrastructure	35,337	35,354
Dam and water infrastructure construction in progress	34	34
Intangible assets, net	1,027	1,037
Other long term assets	173	64
Total Long Term Assets	44,113	42,805
TOTAL ASSETS	$45,818	$44,452

LIABILITIES & STOCKHOLDERS' EQUITY:
Current Liabilities:
Accounts payable	$268	$298
Accrued liabilities	667	830
Current portion of long term debt (Note 4)	10,966	10,978
Total Current Liabilities	11,901	12,106
Long Term Debt (Note 4)	5,297	4,368
Total Liabilities	17,198	16,474
Commitments and contingencies (Note 4)
Stockholders' Equity:
Convertible preferred shares, $0.001 par value, 4,000,000 shares authorized, 3,794,000 shares and outstanding at March 31, 2013 and December 31, 2012, respectively (liquidation value of $3,794,000), net	2,851	2,851
Common stock, $0.001 par value, 100,000,000 shares authorized, 24,592,550 and 24,028,202 shares issued and outstanding at March 31, 2013 and December 31, 2012	25	24
Additional paid-in capital	60,444	56,703
Accumulated (deficit)	(44,574)	(41,440)
Total Two Rivers Water Company Shareholders' Equity	18,746	18,138
Noncontrolling interest in subsidiaries	9,874	9,840
Total Stockholders' Equity	28,620	27,978
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$45,818	$44,452

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

Two Rivers Water & Farming Company -- March 31, 2013 -- 10Q

TWO RIVERS WATER & FARMING COMANY AND SUBSIDIARIES
Condensed Consolidated Statements of Operations  (In Thousands)

	Three months ended March 31,
	2013	2013
Revenue
Other income	$-	$1
Total Revenue	-	1
Direct cost of revenue	-	-
Gross Profit (Loss)	-	1
Operating Expenses:
General and administrative	1,856	2,094
Depreciation	129	53
Total operating expenses	1,985	2,147
(Loss) from operations	(1,985)	(2,146)
Other income (expense):
Interest expense	(173)	(658)
Warrant expense	(28)	(55)
Other Income	5	-
Total other income (expense)	(196)	(713)
Net (Loss) from operations before taxes	(2,181)	(2,859)
Income tax (provision) benefit	-	-
Net (Loss) from operations	(2,181)	(2,859)
Net loss attributable to the noncontrolling interest	1	8
Net (Loss) attributable to Two Rivers Water Company	$(2,180)	$(2,851)
(Loss) Per Common Stock Share - Basic and Dilutive:
(Loss) from continuing operations	$(0.09)	$(0.12)
(Loss) from discontinued operations	-	-
Total	$(0.09)	$(0.12)
Weighted Average Shares Outstanding:
Basic and Dilutive	24,310	23,217

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

Two Rivers Water & Farming Company -- March 31, 2013 -- 10Q

TWO RIVERS WATER & FARMING COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (In Thousands)

	For the three months ended March 31,
	2013	2012
Cash Flows from Operating Activities:
Net (Loss)	$(2,180)	$(2,859)
Adjustments to reconcile net income or (loss) to net cash (used in) operating activities:
Depreciation and amortization	129	53
Amortization of debt issuance costs and pre-paids	-	348
Assumption of assessments due to purchase of HCIC shares	80	-
Stock based compensation	680	1,000
Stock and options for services	763	-
Net change in operating assets and liabilities:
Decrease (increase) in advances & accounts receivable	82	3
(Increase) in farm product	(112)	(1)
(Increase) decrease in deposits, prepaid expenses and other assets	(248)	-
Increase (decrease) in accounts payable	(30)	1
Increase (decrease) in accrued liabilities and other	(163)	131
Net Cash (Used in) Operating Activities	(999)	(1,324)
Cash Flows from Investing Activities:
Construction in progress	-	(443)
Purchase of property, equipment and software	(6)	(3)
Purchase of land, water shares, infrastructure	(1,315)	-
Net Cash (Used in) Investing Activities	(1,321)	(446)
Cash Flows from Financing Activities:
Proceeds from bridge loan	-	3,994
Proceeds from long-term debt	1,050	606
Proceeds from sale of convertible preferred shares in DFP	1,600	-
Payment of offering costs	(223)	(45)
Payment on notes payable	(133)	(5)
Net Cash Provided by Financing Activities	2,294	4,550
Net (Decrease) Increase in Cash & Cash Equivalents	(26)	2,780
Beginning Cash & Cash Equivalents	1,340	777
Ending Cash & Cash Equivalents	$1,314	$3,557

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$148	$474
Stock & warrants for debt issuance costs	$-	$115

The accompanying notes to condensed consolidated financial statements are an integral part of these statements

Two Rivers Water & Farming Company -- March 31, 2013 -- 10Q

TWO RIVERS WATER & FARMING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2013 and March 31, 2012
(Unaudited)

Unless the context requires otherwise, references in this document to “Two Rivers Water & Farming Company,” “Two Rivers”, “We,” “Our,” “Us” or the “Company” is to Two Rivers Water & Farming Company and its subsidiaries.

Note about Forward-Looking Statements

This Form 10-Q contains forward-looking statements, such as statements relating to our financial condition, results of operations, plans, objectives, future performance and business operations. These statements relate to expectations concerning matters that are not historical facts.  These forward-looking statements reflect our current views and expectations based largely upon the information currently available to us and are subject to inherent risks and uncertainties.  Although we believe our expectations are based on reasonable assumptions, they are not guarantees of future performance and there are a number of important factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements. The information contained in this Quarterly Report is not a complete description of our business or the risks associated with an investment in our common stock or other securities. Factors that could cause or contribute to the differences are discussed in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2012, as well as in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-Q, and in our other SEC filings.   By making these forward-looking statements, we do not undertake to update them in any manner except as may be required by our disclosure obligations in filings we make with the SEC under the federal securities laws.  Our actual results may differ materially from our forward-looking statements.

NOTE 1 – ORGANIZATION AND BUSINESS

Our Business

Two Rivers has developed and operates a revolutionary new water business model suitable for arid regions in the Southwestern United States whereby the Company synergistically integrates irrigated farming and wholesale water distribution into one company, utilizing a practice of rotational farm fallowing.  Rotational farm fallowing, as it applies to water, is a best methods farm practice whereby portions of farm acreage are temporarily fallowed in cyclic rotation to give soil an opportunity to reconstitute itself.  As a result of fallowing, an increment of irrigation water can be made available for municipal use without permanently drying up irrigated farmland.  Collaborative rotational farm fallowing agreements between farmers and municipalities make surplus irrigation water available for urban use during droughts and, conversely, make surplus urban water available for irrigation during relatively wet periods. The Company produces and markets high-value vegetable and fodder crops on its irrigated farmland and provides wholesale water distribution through farm fallowing agreements in its initial area of focus on the Arkansas River and its tributaries on the Southern Front Range of Colorado.

Our Corporate Structure

Two Rivers Water & Farming Company

Two Rivers Water & Farming Company is the parent company and owns 100% of Two Rivers Farms, LLC (“Two Rivers Farms”) and Two Rivers Water, LLC (“Two Rivers Water”).  Two Rivers Farms owns 100% of Two Rivers Farms F-1, Inc., Two Rivers Farms F-2, Inc. and Dionisio Farms & Produce, Inc. (“DFP”).  Two Rivers Farms also owns unencumbered farmland that will eventually be redeveloped and brought into production.  As of March 31, 2013, Two Rivers Water owns 95% of the Huerfano-Cucharas Irrigation Company (sometimes referred to elsewhere in this quarterly report as HCIC) and 100% of the Orlando Reservoir No. 2 Company LLC. The Company’s organizational structure is illustrated below:

Two Rivers Water & Farming Company -- March 31, 2013 -- 10Q

Two Rivers Water & Farming Company
Two Rivers Farms, LLC
Two Rivers Water, LLC
Two Rivers Farms F-1, Inc.
Two Rivers Farms F-2, Inc.
Dionisio Farms & Produce, Inc.
Huerfano-Cucharas Irrigation Co.
95% owned
Orlando Reservoir No. 2 Company, LLC

Our Water Business

Water Rights

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

Two Rivers Water & Farming Company -- March 31, 2013 -- 10Q

The Huerfano-Cucharas Irrigation Company (“HCIC”)

In order to supply its farms with irrigation water, the Company began to acquire shares in HCIC, a historic mutual ditch company formed by area farmers in order to develop and put to use their water rights on the Huerfano and Cucharas Rivers.  At the time HCIC was formed in 1944, the water in the two rivers was continuously augmented by groundwater pumped from coal mines that operated in the watershed.  The augmented and natural flow of the rivers, along with the water rights and facilities of HCIC were sufficient to provide reliable irrigation water for the shareholders and their expanding farm enterprises.  However, in the years following World War II, the mines began to cease production and, therefore, stopped pumping groundwater out of the mine shafts and into the river channels.  As a result of the reduction in downstream flow in the rivers, the extent of farming in the watershed could no longer be reliably irrigated.  In some years, crops failed for lack of late summer irrigation water and, over time, once thriving farms withered.  Because of such failures and the reduced flow in the rivers, the shareholders of HCIC were unable or unwilling to adequately maintain the water diversion, conveyance and storage facilities.  Therefore, at the time the Company decided to invest in the Huerfano/Cucharas watershed, the shares in HCIC had become less valuable and the residual farming in the area had reverted primarily to pasture and dry grazing.

Beginning in 2009, the Company systematically acquired shares in HCIC and, as of March 31, 2013, had acquired 95% of the HCIC shares.   The shares were acquired from willing sellers in a series of arm’s length, negotiated transactions for cash, promissory notes, and the Company’s common shares.  As the controlling shareholder, the Company currently operates HCIC and has undertaken a long-term program to refurbish and restore the historic water management facilities.  Based on management’s estimate of value, which included management’s consideration of an independent appraisal, we determined that the Company’s interest in HCIC had a book value, measured through fair value accounting, of $24,196,000, as of December 31, 2011.  HCIC’s assets, liabilities and results are consolidated in the Company’s financial statements.

During the three months ended March 31, 2013, the Company purchased an additional 3.9% of the shares of HCIC.  For the purchase the Company assumed the sellers’ past due assessment to HCIC of $80,000, which was eliminated on consolidation.  This transaction was recorded as a reclassification from HCIC non-controlling interest to additional paid in capital.  Further, the Company committed to provide the sellers a 100-year water lease equal to 3.9% of the total water available through the HCIC system at no additional charge to the sellers.

Orlando Reservoir No. 2 Company, LLC (“Orlando”)

Orlando is a Colorado limited liability company originally formed to divert water from the Huerfano River, for storage in the Orlando Reservoir to be re-timed and used for irrigation of farmland in Huerfano and Pueblo Counties.  At the time the Company began investing in the Huerfano/Cucharas watershed, Orlando owned the historic diversion structure, a conveyance system and a reservoir and also owned a small amount of irrigable farmland.  However, the water facilities were in deteriorated condition.  Beginning in January 2011, through a series of transactions, the latest of which closed on September 7, 2011, the Company acquired 100% ownership of Orlando for a combination of cash, stock and seller-financing.  Promptly following the acquisition, the Company began a program for refurbishing the facilities to restore their operating efficiency.  Pending the results of an independent appraisal, the purchase price was computed as $3,156,750 based on cash paid, the seller carry-back note and the market value of 650,000 shares of the Company’s common stock issued to the seller.  The purchase price was allocated $3,000,000 to water assets and $100,000 to farm land.

Two Rivers Water & Farming Company -- March 31, 2013 -- 10Q

Following the purchase of Orlando and considering the refurbishment already underway, the Orlando was independently appraised as of January 16, 2012 at $5,195,000, considering agricultural irrigation as its highest and best use.  The gain from the bargain purchase of $1,736,000 was allocated $1,520,000 to water assets and $216,000 to land.

The Orlando assets include not only the reservoir, but also the senior-most direct flow water right on the Huerfano River (the #1 priority), the #9 priority and miscellaneous junior water rights.  These water rights are now integrated with the Company’s other water rights on the Huerfano and Cucharas River to optimize the natural water supply.  The water storage rights, and the physical storage reservoirs, are critical to water supply reliability in the watershed, because the storage system allows the natural spring runoff from snowmelt to be captured and re-timed for delivery to irrigate crops throughout the growing season.  Coupled with the Company’s distribution facilities and farmland, these water diversion and storage rights increase the reliability of water supplies to irrigate and grow our crops.

Dionisio Farms & Produce, Inc. (“DFP”)

As part of the purchase of DFP, the Company acquired 146 shares in the Bessemer Irrigating Ditch Company, which manages and administers the water rights in the Bessemer Ditch.  The Bessemer Ditch holds senior water rights on the Arkansas River.  The Bessemer Ditch has sustained the Dionisio farm operations (which are described below under the caption “Dionisio Farms & Produce, Inc.”) for more than 60 years, through all hydrological and weather cycles.

The Company’s purchase of DFP is further described herein under the heading “Our Farming Business.”

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

The Company currently owns approximately 7,790 gross acres, but not all of those acres have yet been brought into production.  During 2012, the Company produced cash crops from 482 acres of irrigated farmland.  For the 2013 farming season, we planted 1,398 acres consisting of 380 acres in full production and 1,018 acres in preventive planting.  Farming production is discussed below under the heading “Two Rivers Farms, LLC.”  Subject to the availability of capital, the Company expects to acquire and develop in excess of 30,000 acres of high yield irrigated land along the Arkansas River in Colorado within the next five years.

The Company’s current crop production consists of human-consumption produce (including cabbage, parsnips and pumpkins), animal fodder crops (including sorghum and alfalfa), and exchange traded grains (corn).  The Company expects to increase the variety of crops we produce as we expand our farming operations, improve our water system and secure contracts with purchasers.

Two Rivers Water & Farming Company -- March 31, 2013 -- 10Q

The Company commenced a systematic program to:
•
purchase and redevelop available farmland by deep-plowing the fields, laser-leveling the planting areas (to optimize plant absorption and minimize runoff), installing irrigation facilities, and applying fertilizers;

•	purchase a suite of water rights (including both diversion rights and storage rights);
•	refurbish the historic ditch systems and reservoirs to restore and upgrade their efficiency;
•	re-establish a sustainable and profitable farming enterprise which could achieve the scale required by modern farming methods and which could put the revived water supply to consistent beneficial use;
•	develop a customer base to consistently buy the farms’ output at prices sufficient to generate profits, and
•	build a reliable, integrated water supply system capable of flexibly serving both agricultural and urban needs.

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

During 2012, the Company farmed 482 acres.  For the 2013 farming season, we have planted 380 acres in full production, 1,018 acres in prevented planting for a total of 1,398 acres.  Prevented planting is where we do not plant because of the current drought situation in the Arkansas River Basin.  Under prevented planting we receive Federal assistance to offset our costs.  The reduction in acres planted is due to the drought in our farming area.

Dionisio Farms & Produce, Inc. (“DFP”)

In 2012, the Company acquired Dionisio Farms and Produce, LLC (an unrelated party) in a two stage transaction.  In the first stage, the Company acquired certain land and water rights from Dionisio Farms and Produce, LLC and its affiliated entities on June 15, 2012.  The Company purchased 146 acres of irrigable farmland, and the accompanying 146 shares of the Bessemer Ditch Irrigation Company, a senior water right holder on the main stem of the Arkansas River, and two supplemental ground water wells.  Further, the Company entered into leases for an additional 279 irrigable acres, of which 83 acres are subject to a 20 year lease.  Dionisio has been producing vegetable crops for over 70 years and has well-established commercial relationships for the sale and distribution of its crops.  The Company is operating these acquired assets under the Dionisio name and entered into employment agreements with members of the Dionisio family to maintain the experience and skill in producing and marketing of the vegetable crops.

Two Rivers Water & Farming Company -- March 31, 2013 -- 10Q

Commencing in October 2012, DFP offered its preferred shares to accredited investors in a private placement.  This offering, 2,500,000 shares at $2.00 per share, closed in February 2013 and generated net proceeds (after offering costs) of $4,621,000.  Proceeds of the offering were used as follows:
•	Reimbursement to the Company of $630,000 for the Dionisio first closing in June, 2012, net of bank financing;

•	Second stage of the Dionisio purchase transaction in November 2012 of $900,000 which is net of seller carry back;

•	Purchase of a neighboring farm for $56,000 plus assumption and new debt,

•	Loan to the Company of $1,000,000; and

•	The remainder of $2,035,000 as working capital and reserves.

In the second stage, the Company completed its acquisition of DFP and its affiliated entities through the payment of $900,000 and a seller carry-back promissory note of $600,000 (“Seller Note”) on November 2, 2012.  The Seller Note carries interest at 6% payable quarterly, and the principal is due at maturity in November, 2017.  The Seller Note is secured by certain farm equipment that was purchased in this transaction.

Two Rivers Farms F-1, Inc. (“F-1”) and Two Rivers Farms F-2, Inc. (“F-2”)

F-1

In January, 2011 the Company formed F-1, then a limited liability company, to hold certain farming assets and as an entity to raise debt financing for the Company’s expansion of the farming business.  In February 2011, F-1 sold $2,000,000 in 5% per annum, 3-year Series A convertible promissory notes (“Series A Notes”) that, as a class, also participate in 1/3 of the crop profit from the related land.  Proceeds from the Series A Notes were used to acquire and improve irrigation systems, pay for the farmland and retire seller carry-back debt from the purchase of HCIC.  This allowed water available through HCIC to be used to irrigate the F-1 farms without encumbrance.

In December 2012, F-1 converted from a limited liability company into a corporation and offered the holders of Series A Notes the opportunity to convert their debt into preferred shares of F-1 and warrants to purchase common shares of the Company.  Each share of F-1 Preferred can be converted into one share of common stock of the Company.  For every two preferred shares in F-1, one warrant to purchase one common share of the Company was also issued.  The warrant expires December 31, 2017 and can be exercised at $3 per common share of the Company.  As of December 31, 2012, we received from the Series A Note holders the intent, subject to a final review of all transactional and legal documents, to convert $1,975,000 of the debt thereby leaving $25,000 of the originally issued Series A Notes and accrued interest of $86,000 as outstanding as of December 31, 2012.  Since December 31, 2012, there have been no further conversions.

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

Two Rivers Water & Farming Company -- March 31, 2013 -- 10Q

F-2

On April 5, 2011, the Company formed F-2, then a limited liability company, to hold certain farming and water assets and as an entity to raise additional debt for the Company’s expansion of the farming business.  During the summer of 2011, F-2 sold $5,332,000 in 6% per annum, 3-year Series B convertible promissory notes (the “Series B Notes”) that, as a class, also participate in 10% of the crop revenue from the related lands.  Further, for each $2.50 borrowed, the lender received a warrant to purchase one common share of the Company’s stock at $2.50.  These warrants expired unexercised on December 31, 2012.  Proceeds from the Series B Notes were used to acquire the Orlando and additional farmland and to install irrigation systems.

In December 2012, F-2 converted from a limited liability company to a corporation and offered the holders of Series B Notes the opportunity to convert their debt into convertible preferred shares of F-2 (the “F-2 Preferred”) and warrants to purchase common shares of the Company.  Each preferred share in F-2 can be converted into one share of common stock of the Company.  For every two preferred shares, a warrant to purchase one common share of the Company was also issued.  The warrant expires December 31, 2017, and can be exercised at $3 per common share of the Company.  As of December 31, 2012, we received from the Series B Note holders the intent, subject to a final review of all transactional and legal documents, to convert $5,107,000 of the debt thereby leaving $225,000 of the originally issued Series B Notes and accrued interest of $194,000 as outstanding as of December 31, 2012.  Since December 31, 2012, there have been no further conversions.

Both F-1 and F-2 lease their farmland and farming assets to Farms as the operator of the Company’s farming activities.

Other Farming

Approximately 1,500 acres of irrigable farmland in the Butte Valley acquired by the Company in connection with the Orlando purchase (the “Lascar-Butte Acres”) is subject to a conditional right to a repurchase by the sellers.  The repurchase option is for $1.00 but is only effective on or after September 7, 2021, and only if the sellers have previously offered to purchase from the Company at least 2,500 SFE (single family equivalent) water service connections and tendered payment of a $6,500 Water Resource Fee per SFE connection pursuant to an agreement.  Under that repurchase scenario, the Company would have already begun providing tap water service to the Lascar-Butte Acres and received a minimum of $16,250,000 in Water Resource Fees from sellers in exchange for the service connections.  Also, the sellers of Orlando had the right, subject to certain conditions, to repurchase Lascar-Butte Acres for $3,000,000.  However, as noted below, the repurchase right has been terminated based on actions of the Company to rehabilitate Orlando facilities and a portion of the associated farmland.

In 2011 and 2012, the Company made substantial improvements to the Lascar-Butte Acres to restore the farmable land and enhance the associated water rights.  These improvements include, but are not limited to installing an irrigation system, rebuilding the outlet works and diversion structure at the Orlando Reservoir, rebuilding the Orlando Ditch, laser leveling the farm land, purchasing nearby land, making filings with the water courts to enhance water rights, and planting sorghum for harvest.  These improvements allowed the Company to commence farming on the Lascar-Butte Acres in 2012 with a crop of sorghum.

Two Rivers Water & Farming Company -- March 31, 2013 -- 10Q

Through March 31, 2013, the Company had expended in excess of $2,382,000 in rebuilding and preparing the Lascar-Butte Acres for farming and developing the associated water rights.  The Company believes these substantial improvements satisfy certain obligations under the Orlando acquisition agreements and terminate the seller’s option to re-purchase the Lascar-Butte Acres.  The seller had an option to repurchase the Lascar-Butte Acres by September 7, 2013, if the Company did not use its best efforts to complete substantial improvements to the Lascar-Butte Acres, or if the Company did not commence farming on Lascar-Butte Acres.

Management plans for funding future operations

As of March 31, 2013, the Company had $1,314,000 in demand deposits and in the three months ended March 31, 2013 raised an additional $1,600,000, before placement fees, from its DFP private placement.  The Company has $10,966,000 as the current portion of long term debt.  The current portion represents $4,100,000 owed on a real estate contract, which the Company has $196,000 at risk as a non-refundable deposit and $6,623,000 in HCIC seller carry back, which the Company intends to refinance or provider the holders of the HCIC debt an incentive to extend their notes.  There can be no assurances that we will be successful in refinancing or extending the HCIC debt.

Management plans an additional equity funding round in either the second or third quarter of 2013.

The Company maintains a website at www.2riverswater.com, which is not incorporated in, and is not a part of, this report.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited Consolidated Financial Statements do not include all of the disclosures required by accounting principles generally accepted in the U.S. (“GAAP”), pursuant to the rules and regulations of the SEC. The unaudited Consolidated Financial Statements reflect all adjustments which, in the opinion of management, are necessary to present fairly the consolidated financial position of the Company as of March 31, 2013, and the consolidated results of operations and comprehensive income and cash flows of the Company for the three months ended March 31, 2013 and 2012. Operating results for the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

These unaudited Consolidated Financial Statements should be read in conjunction with the Company’s audited Consolidated Financial Statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Two Rivers and its subsidiaries, Farms, F-1, F-2, DFP, TR Water, HCIC, and Orlando.  All significant inter-company balances and transactions have been eliminated in consolidation.

Non-controlling Interest

Non-controlling interest is recorded for the ownership of HCIC not owned by the Company and for preferred shares not owned by the Company in the Company’s subsidiaries.   Below is the detail of non-controlling interest shown on the balance sheet:

Two Rivers Water & Farming Company -- March 31, 2013 -- 10Q

Entity	March 31, 2013	December 31, 2012
HCIC	$1,265,000	$2,205,000
F-1	1,494,000	1,494,000
F-2	3,933,000	3,933,000
DFP	3,182,000	2,208,000
Totals	$9,874,000	$9,840,000

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

Two Rivers Water & Farming Company -- March 31, 2013 -- 10Q

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

Farm product

The Company capitalizes all expenditures directly associated with producing crops for sale.  This includes wages of farmers, preparing the soil, soil maintenance, crop insurance, cost of operating and maintaining equipment, seed, fertilizer, water and other direct farming expenses.  Upon sale of the farm product, the respective farm product cost is recognized as direct cost of farm product sold.

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

Two Rivers Water & Farming Company -- March 31, 2013 -- 10Q

Water Revenues

Previous water revenues are from the lease of water own by HCIC to farmers in the HCIC service area and through re-leasing of our water from the Pueblo Board of Water lease.   Water revenues are recognized when the water is consumed.

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

The dilutive effect of the outstanding 6,134,282 RSUs, 1,668,200 options and 9,323,209 warrants at March 31, 2013, has not been included in the determination of diluted earnings per share since, under ASC 260 they would anti-dilutive.

NOTE 3 – INVESTMENTS AND LONG-LIVED ASSETS

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

Two Rivers Water & Farming Company -- March 31, 2013 -- 10Q

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

Reconstruction costs are as follows:
	3 months ended	Year ended
	Mar 31, 2013	Dec 31, 2012
Beginning balance	$34,000	$848,000
Additions	-	567,000
Completed, transferred	-	(1,381,000)
Ending Balance	$34,000	$34,000

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

Two Rivers Water & Farming Company -- March 31, 2013 -- 10Q

Based on the discounted cash flow analysis and assuming the average life of a customer is 20 years, the produce business has the following values:

Customer list	$580,000
Tradename	220,000
Residual goodwill	237,000
Purchase price	1,037,000
Less: Accumulated amortization	(10,000)
Intangible assets, net	$1,027,000

The cost of the customer list and the tradename will be amortized on a straight-line basis over 20 years.  The residual goodwill will be tested once per year for impairments, if any.

Based on the 20 year life of the tradename and customer list with no value at the end of the 20 years, the yearly amount of amortization is $40,000 per year.

NOTE 4 – NOTES PAYABLE

Seller Carry Back – SW Farms

On December 31, 2012, the Company purchased property from Southwest Farms, Inc. and Southwest Ready-Mix of Pueblo, Inc. (“SW Farms”).   The Company paid $4,300,000 for the acquisition with the seller taking back a $4,200,000 note.  The terms of the SW Farms seller carry back note is 2% per annum and due in full by April 30, 2013 with an extension, at the Company’s option, to May 31, 2013 with no additional funds required.  However, in the three months ended March 31, 2013, the Company paid an additional $100,000 to extend the note to a due date of August 31, 2013.  The $100,000 payment was applied to the principal.

It is the Company’s intent to pay the SW Farms note via other equity and debt sources.  If the Company cannot pay the SW Farms note by August 31, 2013, and the seller deciding not to offer any further extensions, then the Company will forfeit the $196,000 paid and give up the rights to the SW Farms assets.

McFinney Agri-Finance and Ellicott second mortgage

On March 15, 2013, the Company acquired 2,579 acres of pasture land in El Paso County, near the town of Ellicott, Colorado for $1,250,000.  This purchase was financed through a first mortgage on the land from McFinney Agri-Finance (“McFinney”) of $650,000 and through a second mortgage of $400,000 (“Ellicott Second”).

The McFinney note is due on March 18, 2018, with interest at 6.8%, monthly payments of $4,200 which represents interest and amortization of principal over 30 years.

The Ellicott Second is due on February 25, 2015, with interest only payable month at 12%.  The providers of the Ellicott Second debt also receives 25% of net revenue, defined as revenue received less any direct cost of generating the revenue and less any basis of the land sold. The 25% will be paid even after the Ellicott Second is paid in full.

Two Rivers Water & Farming Company -- March 31, 2013 -- 10Q

Below is a summary of the Company’s long term debt:

Note	Principle balance	Mar 31 2013 accrued interest	Interest rate	Security
HCIC seller carry back	$7,364,000	$-	6%	Shares in the Mutual Ditch Company
Orlando seller carry back	187,000	20,000	7%	188 acres of land
Series A convertible debt	25,000	85,000	5%	F-1 assets
Series B convertible debt	225,000	183,000	6%	F-2 assets
CWCB	1,151,000	7,000	2.5%	Certain Orlando and Farmland assets
FNB - Dionisio Farm	851,000	13,000	(1)	Dionisio farmland and 146.4 shares of Bessemer Irrigating Ditch Company Stock, well permits
Seller Carry Back - Dionisio	590,000	-	6.0%	Unsecured
Seller Carry Back - SW Farms	4,100,000	21,000	2%	Secured by Sliman assets purchased
FNB - Mater	169,000	2,000	(1)	Secured by Mater assets purchased
Seller Carry Back - Mater	25,000	-	6%	Land from Mater purchase
McFinney Agri-Finance	650,000	1,000	6.8%	2,579 acres of pasture land in Ellicott Colorado
Ellicott second mortgage	400,000	-	12%	Second lien on above Ellicott land
Equipment loans	526,000	6,000	5 - 8%	Specific equipment
Total	16,263,000	$338,000
Less: Current portion	(10,966,000)
Long Term portion	$5,297,000

Notes:
(1) Prime rate + 1%, but not less than 6%.

Current portion long term debt:	3/31/2013
HCIC seller carry back	$6,623,000
SW Farms	$4,100,000
CWCB	-
FNB	27,000
Equipment loans	216,000
Total	$10,966,000

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

Two Rivers Water & Farming Company -- March 31, 2013 -- 10Q

Operating results for each of the segments of the Company are as follows (in thousands):

	For the three months ended March 31, 2013				For the three months ended March 31, 2012
	Parent	Farms	Water	Total	Parent	Farms	Water	Total
Revenue
Other & misc.	$-	$-	$-	$-	$-	$-	$1	$1
Less: direct cost of revenue	-	-	-	-	-	-	-	-
Gross Margin	-	-	-	-	-	-	1	1
Expenses
Total operating expenses	1,200	533	252	1,985	1,614	199	334	2,147
Total other expense	40	25	132	196	371	231	111	713
Income (Loss) from operations before taxes	(1,239)	(558)	(384)	(2,181)	(1,985)	(430)	(444)	(2,859)
Income Taxes (Expense)/Credit	-	-	-	-	-	-	-	-
Net (loss)	(1,239)	(558)	(384)	(2,181)	(1,985)	(430)	(444)	(2,859)
Non-controlling interest	-	-	1	1	-	-	8	8
Net (Loss) Income	$(1,239)	$(558)	$(383)	(2,180)	$(1,985)	$(430)	$(436)	$(2,851)
Segment assets	$304	12,485	33,029	45,818	$4,302	7,090	27,127	38,519

Two Rivers Water & Farming Company -- March 31, 2013 -- 10Q

NOTE 6 – EQUITY TRANSACTIONS

Common Stock

During the three months ended March 31, 2012, the Company had the following common stock transactions:
•	In January 2012 we issued 50,000 shares of our common stock to the independent members of the Board in exchange for Board of Director services rendered in 2011.
•
In January 2012 we issued 125,000 shares to cover 125,000 Restricted Stock Units (“RSUs”) issued to an non-executive employee under the 2011 Plan in exchange for his surrender of 250,000 options (strike price of $2.00/share) under the 2005 Plan.

•	In January 2012 100,000 shares, as part of an overall grant of 700,000 shares, were issued to the Company’s CFO pursuant to the 2011 Plan.
•	In January 2012 200,000 shares, as part of an overall grant of 400,000 shares, were issued to a former member of the Board of Directors.
•	In February 2012 we issued 83,330 shares to our investor relations consultants as partial payment for their services.
•	In March 2012 we issued 400,000 shares to participating lenders in consideration of the Bridge Loan.

During the three months ended March 31, 2013, the Company had the following common stock transactions:
•	In February 2013 we issued 179,348 shares of our common stock to a consultant for work performed in 2012.
•	In February 2013 we issued 85,000 shares of our common stock to the independent members of the Board in exchange for Board of Director services rendered in 2012.
•	In March 2013 we issued 200,000 shares of our common stock to a consultant for investor relations work performed in first quarter, 2013.
•	In March 2013 we issued 100,000 shares of our common stock to an independent member of the DFP Board of Directors in exchange for services.

NOTE 7 – SUBSEQUENT EVENTS

There were no material subsequent events through the date the financial statements were available to be issued.

Two Rivers Water & Farming Company -- March 31, 2013 -- 10Q

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

Results of Operations

For the Three Months Ended March 31, 2013, Compared to the Three Months Ended March 31, 2012

During the three months ended March 31, 2013, we recognized no revenues from continuing operations, compared to $1,000 in revenues from continuing operations during the three months ended March 31, 2012.

Operating expenses from continuing operations during the three months ended March 31, 2013 and 2012 were $1,985,000 and $2,147,000, respectively.  The decrease of $162,000 is primarily due to the decrease of non-cash expense of granting of restrictive stock units ($680,000 for the three months ended March 31, 2013 compared to $1,000,000 for the three months ended March 31, 2012) offset by increased spending for our expansion in the Farming Business.  Management expects the expenses will continue to increase as we expand our Farming and Water Business.

For operations, during the three months ended March 31, 2013 and 2012, we recognized a net loss of $2,180,000 and $2,851,000, respectively.  The decreased loss of $671,000 is due primarily to the reasons previously stated above and a decrease of $485,000 in interest expense.

Two Rivers Water & Farming Company -- March 31, 2013 -- 10Q

LIQUIDITY

From the Company’s inception through March 31, 2013, we have funded our operations primarily from the following sources:
-	Equity proceeds through private placements of Two Rivers Water & Farming Company and subsidiaries securities;
-	Revenue generated from operations;
-	Loans and lines of credit;
-	Sales of residential properties acquired through deed-in-lieu of foreclosure actions;
-	Sales of equity investments, and
-	Proceeds from the exercise of legacy Navidec options.

At the present time the Company has no available line or letters of credit.

Cash flow from operations has not historically been sufficient to sustain our operations without the above additional sources of capital.  As of March 31, 2013, the Company had cash and cash equivalents of $1,314,000.  Cash flow consumed by our operating activities totaled $999,000 for the three months ended March 31, 2013, compared to operating activities consuming $1,324,000 for the three months ended March 31, 2012.  The decrease in the cash consumed by our operating activities is largely due to the reduction in our interest expense.

As of March 31, 2013, the Company had $1,705,000 in current assets and $11,901,000 in current liabilities.  The Company intends to continue with its strategy of offering debt and equity securities to expand their Farming Business and Water Business and retire portions of its current debt.

Cash used in investing activities was $1,321,000 for the three months ended March 31, 2013, compared to use of cash of $446,000 for the three months ended March 31, 2012.  During the three months ended March 31, 2013, we purchased land and invested in water infrastructure through the expenditure of $1,315,000.

Cash flows generated by our financing activities for the three months ended March 31, 2013, were $2,294,000 compared to $4,550,000 for the three months ended March 31, 2012.  The decrease is primarily due to borrowing less.  During the three months ended March 31, 2013, we completed our offering of convertible preferred shares of $1,377,000 (net of offering cost) and borrowed $1,050,000 for land acquisition, offset by principal reduction on notes of $133,000.

During the three months ended March 31, 2012, we completed bridge financing of $3,994,000, drew against long debt of $606,000, our convertible debt offering of $1,975,000, offset by cost of funding of $45,000 and principal reduction of $5,000.

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

Two Rivers Water & Farming Company -- March 31, 2013 -- 10Q

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

GOODWILL AND INTANGIBLE ASSETS

The Company has acquired water shares in HCIC, which is considered an intangible asset and shown on our balance sheet as part of “Water rights and infrastructure”.   Currently, these shares are recorded at purchase price less the Company’s prorata share of the negative net worth in HCIC.  Management evaluates the carrying value, and if necessary, will establish an impairment of value to reflect current fair market value.  Currently, there are no impairments on the water shares.

In 2012, the Company acquired a produce business, which is considered an intangible asset and shown on our balance sheet as “Intangible assets, net.”   Management evaluated the purchase price of $1,037,000 and allocated this price to customer list, tradename and goodwill.  See Note 3 to our Financial Statements for a detail allocation.

SEASONALITY OF FARMING BUSINESS

Our Farming Business is subject to seasonality.  We begin planting early in the calendar year for harvesting that begins in early July and continues through November.  Management believes that the Company has enough capital and outside capital resources to fund the farming inputs until revenue is generated.

MATERIAL CONTRACTUAL OBLIGATIONS

During the three months ended March 31, 2013, the Company purchased approximately an additional 4% of the shares of HCIC.  For the purchase the Company assumed the sellers’ past due assessment to HCIC of $80,000, which was eliminated on consolidation.  This transaction was recorded as a reclassification from HCIC non-controlling interest to additional paid in capital.  Further, the Company committed to provide the sellers a 100-year water lease equal to 4% of the total water available through the HCIC system at no additional charge to the sellers.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to the impact of interest rate changes and change in the market values of the Company’s investments.  Based on the Company’s market risk sensitive instruments outstanding as of March 31, 2013, as described below, management has determined that there was no material market risk exposure to the Company’s consolidated financial position, results of operations, or cash flows as of such date. The Company does not enter into derivatives or other financial instruments for trading or speculative purposes.

Two Rivers Water & Farming Company -- March 31, 2013 -- 10Q

INTEREST RATE RISK

At March 31, 2013, the Company’s exposure to market rate risk for changes in interest rates relates primarily to its borrowings and opportunities for retiring or rolling over its debt.   The Company has not used derivative financial instruments in its credit facilities.  A hypothetical 10% increase in the Prime Rate would not be significant to the Company's financial position, results of operations, or cash flows.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to the impact of interest rate changes and change in the market values of our real estate properties and water assets.  Because the Company has no market risk sensitive instruments outstanding as of March 31, 2013, it was determined that there was no material market risk exposure to our consolidated financial position, results of operations, or cash flows as of such date. We do not enter into derivatives or other financial instruments for trading or speculative purposes.

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

Two Rivers Water & Farming Company -- March 31, 2013 -- 10Q

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO” who is also the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report.  Based on that evaluation, and taking the matters described below into account, the Company’s CEO and CFO have concluded that our disclosure controls and procedures over financial reporting were not effective during reporting period ended December 31, 2012 and March 31, 2013 as discussed below.

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

Management’s assessment of the effectiveness of the small business issuer’s internal control over financial reporting as of the year ended December 31, 2012 and three months ended March 31, 2013, the Company did not maintain effective internal control over financial reporting because of the following control deficiencies that constitute material weakness:

•
On July 24, 2012, management concluded, after consultation with the Audit Committee and external auditors that the Company had not properly accounted for a beneficial conversion feature on its Series B Notes since August 2011.  This error had a material effect on our previously issued consolidated financial statements for the year ended December 31, 2011 and the quarters ended September 30, 2011 and March 31, 2012, which is requiring us to restate the financial statements for such periods.

Two Rivers Water & Farming Company -- March 31, 2013 -- 10Q

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

•	During the audit conducted for the year ended December 31, 2012, the independent auditors identified material financial entries that were incorrectly made which focused in two areas:
o	The conversion of Bridge Loan, Series A and Series B Notes and the subsequent recording of these transactions and the double booking of interest expense or improper interest expense classification.
o	Issuance of the Company’s common stock and fully recognizing related expenses offset by entries into additional paid in capital.

Because of the material weakness identified above, a reasonable possibility exists that a material misstatement in our consolidated financial statements will not be prevented or detected on a timely basis. However, our Chief Executive Officer and Principal Accounting Officer believe that the financial statements included in this quarterly report on Form 10-Q present, in all material respects, our financial position, results of operations and cash flows for the periods presented, in conformity with U.S. GAAP.

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

For complex entries, such as the Bridge Loan, Series A and Series B Note conversion into preferred shares and warrants, we will continue to use outside technical resources; however, we will monitor the booking of complex entries more closely.

We have activated an immediate recording process of individual, one-time journal entries, particularly with stock issuance activity.

We will consider the results of our remediation efforts and related testing as part of our year-end 2013 assessment of the effectiveness of our internal control over financial reporting.

Changes in Internal Control over Financial Reporting

Except as otherwise noted above, there were no significant changes in our internal control over financial reporting during the year ended December 31, 2012 and three months ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Two Rivers Water & Farming Company -- March 31, 2013 -- 10Q

We will continue to monitor the effectiveness of our internal control over financial reporting in the areas affected by the facts described above and employ any additional tools and resources deemed necessary to ensure that our financial statements are fairly stated in all material respects.

PART II.  OTHER INFORMATION

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the period of January 1, 2013, through March 31, 2013, the Company had the following common stock transactions:
•	In February 2013 we issued 179,348 shares of our common stock to a consultant for work performed in 2012.
•	In February 2013 we issued 85,000 shares of our common stock to the independent members of the Board in exchange for Board of Director services rendered in 2012.
•	In March 2013 we issued 200,000 shares of our common stock to a consultant for investor relations work performed in first quarter, 2013.
•	In March 2013 we issued 100,000 shares of our common stock to an independent member of the DFP Board of Directors in exchange for services.

Exemption From Registration Claimed

All of the above sales by the Company of its unregistered securities were made by the Company in reliance upon Section 4(2) of the Securities Act of 1933, as amended (the “1933 Act”), and/or Rule 506 of Regulation D, as promulgated under the 1933 Act.  All of the individuals and/or entities that purchased the unregistered securities were existing shareholders or were known to the Company and its management, through pre-existing business relationships, as long standing business associates.  All purchasers were provided access to all material information, which they requested, and all information necessary to verify such information and were afforded access to management of the Company in connection with their purchases.  All purchasers of the unregistered securities acquired such securities for investment and not with a view toward distribution, acknowledging such intent to the Company.  All certificates or agreements representing such securities that were issued contained  restrictive legends, prohibiting further transfer of the certificates or agreements representing such securities, without such securities either being first registered or otherwise exempt from registration in any further resale or disposition.

Two Rivers Water & Farming Company -- March 31, 2013 -- 10Q

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

TWO RIVERS WATER & FARMING COMPANY (Registrant)
Dated: May 6, 2013	By: /s/ John McKowen
Chief Executive Officer & Chairman of the Board
By: /s/ Wayne Harding
Chief Financial Officer & Principal Accounting Officer

Two Rivers Water & Farming Company -- March 31, 2013 -- 10Q