Form 10-Q
period 2013-06-30
TWO RIVERS WATER & FARMING Co
filed 2013-08-12
CIK 1302946

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
or
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
Yes |_| No |X|

As of August 6, 2013 there were 24,989,548 shares outstanding of the registrant's Common Stock.

TWO RIVERS WATER & FARMING COMPANY AND SUBSIDIARIES
Condensed Consolidated Balance Sheets  (In Thousands)

	June 30, 2013	December 31, 2012
	(Unaudited)	(Derived from Audit)
ASSETS:
Current Assets:
Cash and cash equivalents	$1,066	$1,340
Advances and accounts receivable	16	184
Farm product	413	49
Deposits and other current assets	151	74
Total Current Assets	1,646	1,647
Long Term Assets:
Property, equipment and software, net	2,299	2,397
Land	5,176	3,919
Water rights and infrastructure	35,350	35,388
Intangible Assets, net	1,017	1,037
Other long term assets	104	64
Total Long Term Assets	43,946	42,805
TOTAL ASSETS	$45,592	$44,452

LIABILITIES & STOCKHOLDERS' EQUITY:
Current Liabilities:
Accounts payable	$110	$298
Current portion of notes payable	5,920	10,978
Accrued liabilities	359	830
Total Current Liabilities	6,389	12,106
Notes Payable - long term, net of current portion	10,844	4,368
Total Liabilities	17,233	16,474
Commitments & Contingencies (Note 3)
Stockholders' Equity:
Convertible preferred shares, $0.001 par value, 4,000,000 shares authorized, 3,794,000 shares and outstanding at June 30, 2013 and December 31, 2012, respectively (liquidation value of $3,946,000 and $3,794,000, respectively), net	2,851	2,851
Common stock, $0.001 par value, 100,000,000 shares authorized, 24,989,548 and 24,028,202 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	25	24
Additional paid-in capital	61,790	56,703
Accumulated (deficit)	(46,254)	(41,440)
Total Two Rivers Water Company Shareholders' Equity	18,412	18,138
Noncontrolling interest in subsidiary	9,947	9,840
Total Stockholders' Equity	28,359	27,978
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$45,592	$44,452

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

Two Rivers Water & Farming Company -- June 30, 2013 -- 10Q

TWO RIVERS WATER & FARMING COMANY AND SUBSIDIARIES
Condensed Consolidated Statements of Operations  (In Thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenue
Farm revenue	$48	$-	$48	$-
Water revenue	-	-	-	-
Member assessments	11	36	11	36
Total Revenue	59	36	59	36
Direct cost of revenue	(41)	-	(41)	-
Gross Margin (Loss)	18	36	18	36
Operating Expenses:
General and administrative	1,490	2,537	3,346	4,631
Depreciation	110	75	239	128
Total operating expenses	1,600	2,612	3,585	4,759
(Loss) from operations	(1,582)	(2,576)	(3,567)	(4,723)
Other income (expense)
Interest expense	(198)	(903)	(371)	(1,561)
Warrant expense	-	(242)	(28)	(297)
Other income (expense)	94	(26)	99	(25)
Total other income (expense)	(104)	(1,171)	(300)	(1,883)
Net (Loss) from continuing operations before taxes	(1,686)	(3,747)	(3,867)	(6,606)
Income tax (provision) benefit	-	-	-	-
Net (Loss) from continuing operations	(1,686)	(3,747)	(3,867)	(6,606)
Net loss (income) attributable to the noncontrolling interest	7	(12)	8	(4)
Net (Loss) attributable to Two Rivers Water & Farming Company	$(1,679)	$(3,759)	$(3,859)	$(6,610)

(Loss) Per Share - Basic and Dilutive:	$(0.07)	$(0.16)	$(0.16)	$(0.28)
Weighted Average Shares Outstanding:
Basic and Dilutive	24,791	23,531	24,509	23,374

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

Two Rivers Water & Farming Company -- June 30, 2013 -- 10Q

TWO RIVERS WATER & FARMING COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (In Thousands)

	For the six months ended June 30,
	2013	2012
Cash Flows from Operating Activities:
Net (Loss)	$(3,867)	$(6,606)
Adjustments to reconcile net income or (loss) to net cash (used in) operating activities:
Depreciation	239	128
Amortization of debt issuance costs and pre-paids	20	869
(Gain) Loss on sale of investments and assets held	-	25
Assumption of assessments due to purchase of HCIC shares	80	-
Stock based compensation and warrant expense	1,396	2,036
Stock for services	822	648
Net change in operating assets and liabilities:
Decrease (increase) in advances & accounts receivable	88	(33)
(Increase) in farm product	(364)	(201)
(Increase) decrease in deposits, prepaid expenses and other assets	(49)	(43)
(Decrease) Increase in accounts payable	(188)	(247)
Increase (decrease) in accrued liabilities and other	(206)	408
Net Cash (Used in) Operating Activities	(2,029)	(3,016)

Cash Flows from Investing Activities:
Purchase of property, equipment and software	(34)	(18)
Purchase of land, water shares, infrastructure	(1,335)	(1,394)
Proceeds from securities available for resale	-	66
Construction in Progress	-	(81)
Net Cash (Used in) Investing Activities	(1,369)	(1,427)

Cash Flows from Financing Activities:
Proceeds from issuance of bridge loans	-	3,994
Payment of offering costs	(223)	(45)
Payment on notes payable	(253)	(38)
Proceeds from sale of convertible preferred shares in DFP	1,600	-
Proceeds from long-term debt	2,000	1,096
Net Cash Provided by Financing Activities	3,124	5,007
Net Increase in Cash & Cash Equivalents	(274)	564
Beginning Cash & Cash Equivalents	1,340	777
Ending Cash & Cash Equivalents	$1,066	$1,341

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$254	$1,332
Stock & warrants for debt issuance costs	$580	$230
Equipment purchases financed	$-	$18

The accompanying notes to condensed consolidated financial statements are an integral part of these statements

Two Rivers Water & Farming Company -- June 30, 2013 -- 10Q

TWO RIVERS WATER & FARMING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Six Months Ended June 30, 2013 and June 30, 2012
(Unaudited)

Unless the context requires otherwise, references in this document to “Two Rivers Water & Farming Company,” “Two Rivers,” “We,” “Our,” “Us” or the “Company” is to Two Rivers Water & Farming Company and its subsidiaries.

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

NOTE 1 – ORGANIZATION AND BUSINESS

Our Business

Two Rivers Water & Farming Company (collectively, “Two Rivers,” “the Company,” “we,” “our,” and “us”) has developed and operates a revolutionary new water business model suitable for arid regions in the Southwestern United States whereby the Company synergistically integrates irrigated farming and wholesale water distribution into one company, utilizing a practice of rotational farm fallowing.  Rotational farm fallowing, as it applies to water, is a best methods farm practice whereby portions of farm acreage are temporarily fallowed in cyclic rotation to give soil an opportunity to reconstitute itself.  As a result of fallowing, an increment of irrigation water can be made available for municipal use without permanently drying up irrigated farmland.  Collaborative rotational farm fallowing agreements between farmers and municipalities make surplus irrigation water available for urban use during droughts and, conversely, make surplus urban water available for irrigation during relatively wet periods. The Company produces and markets high-value vegetable and fodder crops on its irrigated farmland and provides wholesale water distribution through farm fallowing agreements in its initial area of focus on the Arkansas River and its tributaries on the Southern Front Range of Colorado.

Two Rivers Water & Farming Company -- June 30, 2013 -- 10Q

Our Corporate Structure

Two Rivers Water & Farming Company

Two Rivers Water & Farming Company (the “Company”) is the parent company and owns 100% of Two Rivers Farms, LLC (“TR Farms”) and Two Rivers Water, LLC (“TR Water”).  Two Rivers Farms owns 100% of Two Rivers Farms F-1, Inc., Two Rivers Farms F-2, Inc. and Dionisio Farms & Produce, Inc.  Two Rivers Farms also owns unencumbered farmland that will eventually be redeveloped and brought into production.  As of June 30, 2013, TR Water owns 95% of the Huerfano-Cucharas Irrigation Company and 100% of the Orlando Reservoir No. 2 Company LLC, and 100% of ASF Project 1, LLC. The Company’s organizational structure is illustrated below:

Our Water Business

Water Rights

The right to water in Colorado is a right that can be developed, managed, purchased or sold much like real property, subject to appropriate regulation.  Water rights are judicially decreed and, under Colorado’s application of the Prior Appropriation Doctrine (“first in time, first in right”), senior water right holders are entitled to the beneficial use of water prior to junior holders, in times of shortage.  Consequently senior water rights are more consistent, reliable and valuable than junior rights which may be interrupted (or “called out” in the parlance of Colorado water administration).  Two Rivers will continue to evaluate acquisitions of farmland in light of their associated water rights and plans to continue integrating its farming and water management activities.

Two Rivers Water, LLC (“TR Water”)

During 2011, the Company formed TR Water to secure additional water rights, rehabilitate water diversion, conveyance and storage facilities and to develop one or more special water districts.

Two Rivers Water & Farming Company -- June 30, 2013 -- 10Q

The Huerfano-Cucharas Irrigation Company (“HCIC”)

In order to supply its farms with irrigation water, the Company, through its subsidiary TR Water, began in 2009 to acquire shares in HCIC, a historic mutual ditch company formed by area farmers in order to develop and put to use their water rights on the Huerfano and Cucharas Rivers.  At the time HCIC was formed in 1944, and at that time the water in the two rivers was continuously augmented by groundwater pumped from coal mines that operated in the watershed.  The augmented and natural flow of the rivers, along with the water rights and facilities of HCIC were sufficient to provide reliable irrigation water for the shareholders and their expanding farm enterprises.  However, in the years following World War II, the mines began to cease production and, therefore, stopped pumping groundwater out of the mine shafts and into the river channels.  As a result of the reduction in downstream flow in the rivers, the extent of farming in the watershed could no longer be reliably irrigated.  In some years, crops failed for lack of late summer irrigation water and, over time, once thriving farms withered.  Because of such failures and the reduced flow in the rivers, the shareholders of HCIC were unable or unwilling to adequately maintain the water diversion, conveyance and storage facilities.  Therefore, at the time the Company decided to invest in the Huerfano/Cucharas watershed, the shares in HCIC had become less valuable and the residual farming in the area had reverted primarily to pasture and dry grazing.

Beginning in 2009, the Company systematically acquired shares in HCIC and, as of December 31, 2012, had acquired 91% of the HCIC shares.   The shares were acquired from willing sellers in a series of arm’s length, negotiated transactions for cash, promissory notes, and the Company’s common shares.  As the controlling shareholder, the Company currently operates HCIC and has undertaken a long-term program to refurbish and restore the historic water management facilities.  Based on management’s estimate of value, which included management’s consideration of an independent appraisal, we determined that the Company’s interest in HCIC had a carrying value of $24,196,000, as of December 31, 2011.  HCIC’s assets, liabilities and results are consolidated in the Company’s financial statements.

On January 8, 2013, the Company purchased an additional 4% of the shares of HCIC, bringing the total ownership to 95%.  For the purchase the Company assumed the sellers’ past due assessment to HCIC of $80,000, which was eliminated on consolidation.  This transaction was recorded as a reclassification from HCIC non-controlling interest to additional paid in capital.  Further, the Company committed to provide the sellers a 100-year water lease equal to 4% of the total water available through the HCIC system at no additional charge to the sellers.

Orlando Reservoir No. 2 Company, LLC (“Orlando”)

Orlando is a Colorado limited liability company originally formed to divert water from the Huerfano River, for storage in the Orlando Reservoir to be re-timed and used for irrigation of farmland in Huerfano and Pueblo Counties throughout the growing season.  At the time the Company began investing in the Huerfano/Cucharas watershed, Orlando owned the historic diversion structure, a conveyance system and a reservoir and also owned a small amount of irrigable farmland.  However, the water facilities were in deteriorated condition.  Beginning in January 2011, through a series of transactions, the latest of which closed on September 7, 2011, the Company acquired 100% ownership of Orlando for a combination of cash, stock and seller-financing.  Promptly following the acquisition, the Company began a program for refurbishing the facilities to restore their operating efficiency.  Pending the results of an independent appraisal, the purchase price was computed as $3,100,000 based on cash paid, the seller carry-back note and the market value of 650,000 shares of the Company’s common stock issued to the seller.  The purchase price was allocated $3,000,000 to water assets and $100,000 to farm land.

Two Rivers Water & Farming Company -- June 30, 2013 -- 10Q

Following the purchase of Orlando and considering the refurbishment already underway, the Orlando was independently appraised as of January 16, 2012, at $5,195,000, considering agricultural irrigation as its highest and best use.  The gain from the bargain purchase of $1,736,000 was allocated $1,520,000 to water assets and $216,000 to land.

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

ASF Project 1, LLC (“ASF”)

On May 21, 2013, the Company formed ASF for the purpose of constructing gravel pit storage reservoirs just east of the confluence of the Arkansas River and Fountain Creek in Pueblo County, Colorado.  The intention is to collaborate with Colorado front range municipal water districts.

To assist with the development of the storage reservoirs, the Company obtained a commitment from the Colorado Water Conservation Board for a $9,999,000 loan.  Further, ASF began to offer up to $3,000,000 in 8.0% senior secured notes due May 31, 2023 with up to $260,870 of  interest to be pre-paid through May 31, 2014, for a total offering of $3,260,870.  As of June 30, 2013, ASF sold $950,000 of the notes, for a note balance of $1,029,000 (including $79,000 of prepaid interest).  After June 30, 2013 to August 6, 2013, ASF sold an additional $975,000 in promissory notes, bringing a total note balance of $ 2,004,000 (including $148,000 of prepaid interest).

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

Our Farming Business

In furtherance of developing irrigated farmland, the Company has engaged in acquiring farmland that is proximate to our integrated water system and farmland and that is either: 1) currently producing crops supported by relatively senior water rights; or 2) has not been productive for many years, but maintains significant water rights.  By capturing water in our reservoirs and releasing it later for irrigation purposes we expect to ameliorate the inconsistencies of seasonal and annual water availability to our farms.

The Company currently owns approximately 7,790 gross acres, but not all of those acres have yet been brought into production.  During 2012, the Company produced cash crops from 482 acres of irrigated farmland.  For the 2013 farming season, we planted 820 acres consisting of 380 irrigated acres and 440 dry-farmed (non-irrigated) acres.  An additional 517 acres were in “preventive planting” due to drought conditions, which thereby allows the Company to receive federal assistance.  Farming production is discussed below under the heading “Two Rivers Farms, LLC.”  Subject to the availability of capital, the Company plans to acquire and develop up to 30,000 acres of high yield irrigated land along the Arkansas River in Colorado over the next five years.

Two Rivers Water & Farming Company -- June 30, 2013 -- 10Q

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

•	purchase a suite of water rights (including both diversion rights and storage rights);
•	refurbish the historic ditch systems and reservoirs to restore and upgrade their efficiency;
•	re-establish a sustainable and profitable farming enterprise which could achieve the scale required by modern farming methods and which could put the revived water supply to consistent beneficial use;
•	develop a customer base to consistently buy the farms’ output at prices sufficient to generate profits;
•	build a reliable, integrated water supply system capable of flexibly serving both agricultural and urban needs, and
•	further expand farm operations through:
o	the development of a farming management company to operate farms owned by outside investors, and
o	operate greenhouses.

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

From 2010 through 2012, the Company gradually increased the number of farmed acres from 400 to 482 and developed innovative ways to add irrigable acreage. We also entered into farmland leases.  As a result, we planted 820 acres for the 2013 farming season, consisting of 380 irrigated acres and 440 “dry-farmed” acres.  An additional 517 acres were in preventive planting because of the current drought situation in the Arkansas River Basin, which allows the Company to receive federal assistance for acres that are not planted.

Dionisio Farms & Produce, Inc. (“DFP”)

In 2012, the Company formed DFP to acquire Dionisio Farms and Produce, LLC (an unrelated party) in a two-stage transaction.  In the first stage, which was completed in June 2012, the Company acquired 146 acres of irrigable farmland, the accompanying 146 shares of the Bessemer Ditch Irrigation Company, a senior water rights holder on the main stem of the Arkansas River (as discussed above), and two supplemental ground water wells, all for a total purchase price of $1,500,000.  Further, the Company entered into leases for an additional

Two Rivers Water & Farming Company -- June 30, 2013 -- 10Q

279 irrigable acres, of which 83 acres are subject to a 20-year lease.  The Dionisio family and their affiliates have been producing vegetable crops for over 70 years and have well-established commercial relationships for the sale and distribution of crops.  The Company is operating these acquired assets under the Dionisio name and entered into employment agreements with members of the Dionisio family to maintain the experience and skill in producing and marketing of the vegetable crops.

In the second stage, the Company and DFP completed the acquisition of Dionisio Farms and Produce, LLC and its affiliated entities through the payment of $900,000 and a seller carry-back promissory note of $600,000 (“Seller Note”) on November 2, 2012.  The Seller Note carries interest at 6% payable quarterly, and the principal is due at maturity in November, 2017.  The Seller Note is secured by certain farm equipment that was purchased in this transaction.

In order to finance the DFP acquisition, DFP offered its preferred shares to accredited investors in a private placement commencing in October 2012.  This offering of 2,500,000 shares of DFP convertible preferred stock at $2.00 per share closed in February 2013 and generated net proceeds (after offering costs) of $4,621,000.  Each share of DFP preferred stock can be converted into one share of common stock of the Parent.  Proceeds of the offering were used as follows:

•	Reimbursement of $630,000 provided by the Company to DFP for the Dionisio first closing in June 2012 (net of external bank financing);

•	$900,000 to complete the second stage of the DFP purchase transaction in November 2012, excluding the seller carry back amount;

•	$56,000 to purchase of a neighboring farm, including assumption and new debt,

•	$1,000,000 loan to the Company; and

•	$2,035,000 of working capital and reserves.

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

Two Rivers Farms F-1, Inc. (“F-1”)

In January, 2011 the Company formed F-1, then a limited liability company, to hold certain farming assets and to raise debt financing for the Company’s expansion of the farming business.  In February 2011, F-1 sold $2,000,000 in 5% per annum, 3-year Series A convertible promissory notes (“Series A Notes”) that, as a class, also participate in 1/3 of the crop profit from the related land.  Proceeds from the Series A Notes were used to acquire and improve irrigation systems, pay for the farmland and retire seller carry-back debt from the purchase of HCIC.  This allowed water available through HCIC to be used to irrigate the F-1 farms without encumbrance.

In December 2012, F-1 converted from a Colorado limited liability company to a Colorado corporation and offered the holders of Series A Notes the opportunity to convert their debt into preferred shares of F-1 and warrants to purchase common shares of the Company.  Each share of F-1 Preferred can be converted into one share of common stock of the Company.  For every two preferred shares in F-1, one warrant to purchase one common share of the Company was also issued.  The warrant expires December 31, 2017 and can be exercised at $3 per common share of the Company.  As of December 31, 2012, F-1 received from the Series A Note holders the intent, subject to a final review of all transactional and legal documents, to convert $1,975,000 of the debt into F-1 preferred stock, thereby leaving $25,000 of the originally issued Series A Notes and accrued interest of $85,000 (which is collectively recognized as a note payable) as outstanding as of December 31, 2012.  Since December 31, 2012, there have been no further conversions.

Two Rivers Water & Farming Company -- June 30, 2013 -- 10Q

The F-1 Preferred includes two dividends: (1) Cumulative 8% Annual Dividend; and (2) 25% Annual Net Profits Participation Dividend.   Under the Cumulative 8% Annual Dividend, holders of the F-1 Preferred will be entitled to receive an annual dividend, when and if declared by F-1’s Board of Directors, at the rate of 8% per annum.  Under the 25% Annual Net Profits Participation Dividend, F-1 Preferred holders will be entitled to receive an annual cumulative dividend, when and if declared, on a pro rata basis, equal to 25%, on a fully converted basis, of F-1’s Annual Net Profit.  Annual Net Profit is defined as the Company’s earnings (as defined by U.S. GAAP) less interest payments and the 8% dividend set forth above and estimated income taxes owed.

Two Rivers Farms F-2, Inc. (“F-2”)

On April 5, 2011, the Company formed F-2, then a limited liability company, to hold certain farming and water assets to raise additional debt for the Company’s expansion of the farming business.  During the summer of 2011, F-2 sold $5,332,000 in 6% per annum, 3-year Series B convertible promissory notes (the “Series B Notes”) that, as a class, also participate in 10% of the crop revenue from the related lands.  Further, for each $2.50 borrowed, the lender received a warrant to purchase one common share of the Company’s stock at $2.50.  These warrants expired unexercised on December 31, 2012.  Proceeds from the Series B Notes were used to acquire the Orlando and additional farmland and to install irrigation systems.

In December 2012, F-2 converted from a Colorado limited liability company to a Colorado corporation and offered the holders of Series B Notes the opportunity to convert their debt into convertible preferred shares of F-2 (the “F-2 Preferred”) and warrants to purchase common shares of the Company.  Each preferred share in F-2 can be converted into one share of common stock of the Company.  For every two preferred shares, a warrant to purchase one common share of the Company was also issued.  The warrant expires December 31, 2017, and can be exercised at $3 per common share of the Company.  As of December 31, 2012, F-2 received from the Series B Note holders the intent, subject to a final review of all transactional and legal documents, to convert $5,107,000 of the debt thereby leaving $225,000 of the originally issued Series B Notes and accrued interest of $194,000 (which is collectively recognized as a note payable) as outstanding as of December 31, 2012.  Since December 31, 2012, there have been no further conversions.  As of June 30, 2013, $180,000 of the accrued interest is recognized as part of the total of Series B note payable.

Both F-1 and F-2 lease their farmland and farming assets to TR Farms as the operator of the Company’s farming activities.

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

Two Rivers Water & Farming Company -- June 30, 2013 -- 10Q

In 2011 and 2012, the Company made substantial improvements to the Lascar-Butte Acres to restore the farmable land and enhance the associated water rights.  These improvements include, but are not limited to, installing an irrigation system, rebuilding the outlet works and diversion structure at the Orlando Reservoir, rebuilding the Orlando Ditch, laser leveling the farm land, purchasing nearby land, making filings with the water courts to enhance water rights, and planting sorghum for harvest.  These improvements allowed the Company to commence farming on the Lascar-Butte Acres in 2012 with a crop of sorghum.

Through June 30, 2013, the Company had expended in excess of $2,390,000 in rebuilding and preparing the Lascar-Butte Acres for farming and developing the associated water rights.  The Company believes these substantial improvements satisfy certain obligations under the Orlando acquisition agreements and terminate the seller’s option to re-purchase the Lascar-Butte Acres.  The seller had an option to repurchase the Lascar-Butte Acres by September 7, 2013, if the Company did not use its best efforts to complete substantial improvements to the Lascar-Butte Acres, or if the Company did not commence farming on Lascar-Butte Acres.

Management plans for funding future operations

As of June 30, 2013, the Company had $1,066,000 in cash and in the three months ended June 30, 2013 raised an additional $950,000, for a note balance of $1,029,000 (including $79,000 of prepaid interest), from its ASF Project 1, LLC (“ASF”) promissory notes.  After June 30, 2013 to August 6, 2013, ASF sold an additional $975,000 in promissory notes, bringing a total note balance of $ 2,004,000 (including $148,000 of prepaid interest).

The current portion of long-term debt is $5,920,000 and includes $4,100,000 owed on a real estate contract, which the Company has $196,000 at risk as a non-refundable deposit.  Although the Company plans to raise up to $6,000,000 in additional funds through the sale and lease back of some of its assets to one or more independent farming entities, there can be no assurance that the Company will succeed in raising additional sale and lease back funds.

Management plans to offer up to an additional $20,000,000 in equity funding round in 2014.  However, there can be no assurance that the Company will succeed in raising additional funds.

To assess our ability to fund ongoing operating requirements, we have made assumptions regarding operating cash flow.  Critical sources of funding, and key assumptions and areas of uncertainty include:

•	our cash balance of $1,066,000 as of June 30, 2013 and $1,299,000 as of August 6, 2013;
•	continued support of, and extensions of credit by, our suppliers and lenders,
•	our historical pattern of increased sales in the third and fourth quarters, and lower sales volume from January through June,
•	our planned development of our farm management offering whereby certain farming assets are sold to independent investor(s) and operated by us,
•	the level of spending necessary to support our planned initiatives, which we estimate for our operations to be less than $1,000,000 during the third and fourth quarters of 2013, and
•
our sales during the third and fourth quarters, and the resulting cash flow from operations, which will depend in great measure on weather conditions and the success of our planting and irrigation efforts.

Two Rivers Water & Farming Company -- June 30, 2013 -- 10Q

Based on these assumptions, we believe our existing cash and cash equivalents, along with the cash generated by our anticipated results from operations, will be sufficient to meet our needs for the next 18 months.  We intend to seek additional capital to provide a cash reserve against contingencies, address the seasonal nature of our working capital needs, and to enable us to invest further in trying to increase the scale of our business.  We may seek additional funding through debt and/or equity offerings, or through sale and leaseback transactions.  However, there can be no assurance we will be able to raise this additional capital, that we will be able to increase the scale of our business, or that our existing resources will be sufficient to meet all of our cash requirements.  In such an event we would reduce the scale of our operations and take such actions as are available to us to reduce our cash requirements.  However, there can be no assurance that such actions would be successful.

The Company maintains a website at www.2riverswater.com, which is not incorporated in, and is not a part of, this report.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited Consolidated Financial Statements do not include all of the disclosures required by accounting principles generally accepted in the U.S. (“GAAP”), pursuant to the rules and regulations of the SEC.  The unaudited Consolidated Financial Statements reflect all adjustments which, in the opinion of management, are necessary to present fairly the consolidated financial position of the Company as of June 30, 2013, and the consolidated results of operations and cash flows of the Company for the three and six months ended June 30, 2013 and 2012. Operating results for the three and six months ended June 30, 2013, are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

These unaudited Consolidated Financial Statements should be read in conjunction with the Company’s audited Consolidated Financial Statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Two Rivers and its subsidiaries, Farms, F-1, F-2, DFP, TR Water, HCIC, ASF and Orlando.  All significant inter-company balances and transactions have been eliminated in consolidation.

Non-controlling Interest

Non-controlling interest is recorded for the ownership of HCIC not owned by the Company and for preferred shares not owned by the Company in the Company’s subsidiaries.   Below is the detail of non-controlling interest shown on the balance sheet:

Entity	June 30, 2013	December 31, 2012
HCIC	$1,338,000	$2,205,000
F-1	1,494,000	1,494,000
F-2	3,933,000	3,933,000
DFP	3,182,000	2,208,000
Totals	$9,947,000	$9,840,000

Two Rivers Water & Farming Company -- June 30, 2013 -- 10Q

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

Two Rivers Water & Farming Company -- June 30, 2013 -- 10Q

At least once per calendar quarter, management discusses with farming management their opinion on the cost of the farm product versus the expected farm product revenue.  The cost of the farm product includes the investment in the farm product to date plus the anticipated expenses to bring the farm product to market.  If the anticipated cost of the farm product is greater than the anticipated revenue, then an impairment is recorded.

Land

Land acquired for farming is recorded at cost.  Some of the land acquired has not been farmed for many years, if not decades.  Therefore, additional expenditures are required to make the land ready for efficient farming.  Expenditures for leveling the land are added to the cost of the land.  Irrigation is not capitalized in the cost of land (see Property and Equipment below). No amortization or depreciation is taken on Land.  However, the land is reviewed by management at least once per year to ascertain if a further analysis is necessary for any potential impairment.

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
Revenue Recognition

Two Rivers Water & Farming Company -- June 30, 2013 -- 10Q

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

The dilutive effect of the outstanding 6,134,282 RSUs, 1,668,200 options and 9,890,209 warrants at June 30, 2013, has not been included in the determination of diluted earnings per share since, under ASC 260 they would anti-dilutive.

New Accounting Pronouncements and Effect on the Company

Management has reviewed and evaluated new accounting pronouncements and have determined that these new pronouncements do not apply the Company.

NOTE 3 – NOTES PAYABLE

Below is a discussion of our long term debt that has changed since December 31, 2012.  Refer to the Company’s December 31, 2012 Form 10K for a detailed discussion on notes payable.

Two Rivers Water & Farming Company -- June 30, 2013 -- 10Q

HCIC Seller Carry Back

In June 2013, the Company negotiated an extension on holders representing $6,164,000 of the seller carry back notes.  Previously these amounts were due either August or September, 2013.  The holders of the notes agreed to extend the due date to June 30, 2016.  In exchange for this extension, the Company increased the principal balance by 20% from $6,164,000 to $7,397,000, paid 5.43% against the principal and agreed to begin paying monthly interest and principal at a 20-year amortization rate.

Holders representing $2,911,000 of the notes held conversion rights into the Company’s common shares at $1.00 to $1.25.  These conversions were cancelled and replaced by 5-year warrants at $3.00 per share.  A total of 1,367,000 warrants were issued.   The warrants issued had a fair value of $580,000 using the Black Shoals method of fair value determination.

Pursuant to ASC 470-50-40-10, testing was performed by management on whether the new note structure constituted a debt extinguishment and issuance of new debt.  Management determined that this note modification qualified as a debt extinguishment.  Therefore ASC 820 was used to determine the fair value of the new debt issued.  The fair value, using a 10% discount factor for the present value analysis of the new cash flow stream and fair value of the warrants issued determined the fair value of the new debt to be $6,071,000.  Compared to the prior debt value of $6,164,000, the fair value produced a one-time $93,000 gain, recorded in the second quarter of 2013.

Additionally, a discount on the HCIC debt was recorded in quarter ended June 30, 2013 of $1,906,000 which will be amortized using an effective interest rate of 10% over the three year term.

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

It is the Company’s intent to pay the SW Farms note via other equity and debt sources.  If the Company cannot pay the SW Farms note by August 31, 2013, and the seller does not to offer any further extensions, then the Company will forfeit the $196,000 paid and give up the rights to the SW Farms assets.

ASF Project 1 debt

In May, 2013 ASF began offering, only to accredited investors, 8.0% senior secured notes due 2023.  The Notes are offered to help with funding the further research, engineering, hydrology and permitting for the constructing of gravel pit storage reservoirs just east of the confluence of the Arkansas River and Fountain Creek in Pueblo County, Colorado.  The intention is to collaborate with Colorado front range municipal water districts.

ASF is offering up to $3,000,000 in Notes plus prepaid interest through May 31, 2014 was offered.  Through June 30, 2013, $1,029,000 (including $79,000 prepaid interest) of the Notes were sold.  After June 30, 2013 to August 6, 2013, ASF sold an additional $975,000 in promissory notes, bringing a total note balance of $ 2,004,000 (including $148,000 of prepaid interest).

Two Rivers Water & Farming Company -- June 30, 2013 -- 10Q

The ASF Notes carry a mandatory redemption if a related metropolitan district issues municipal bond obligations.  There is also an optional redemption that can be exercised by ASF or the Company.  If there is an early redemption, there is a make-whole provision whereby ASF or the Company pays the par value of the Notes plus accrued and unpaid interest thereon to the date of redemption plus an amount equal to the present value of all remaining interest payments on the Notes, calculated using a discount rate of 8%.

The Notes are guaranteed fully and unconditionally by ASF and the Company.

Below is a summary of the Company’s consolidated long term debt:

Note	June 30, 2013 principal balance	June 30, 2013 accrued interest	Interest rate	Security
HCIC seller carry back	$8,486,000	$-	6%	Shares in the Mutual Ditch Company
Orlando seller carry back	187,000	20,000	7%	188 acres of land
Series A convertible debt	110,000	3,000	5-6%	F-1 assets
Series B convertible debt	405,000	12,000	6%	F-2 assets
CWCB	1,151,000	7,000	2.5%	Certain Orlando and Farmland assets
FNB - Dionisio Farm	851,000	13,000	(1)	Dionisio farmland and 146.4 shares of Bessemer Irrigating Ditch Company Stock, well permits
Seller Carry Back - Dionisio	590,000	-	6.0%	Unsecured (2)
Seller Carry Back - SW Farms	4,100,000	21,000	2.0%	Secured by Sliman assets purchased
FNB - Mater	169,000	2,000	(1)	Secured by Mater assets purchased
Seller Carry Back - Mater	25,000	-	6.0%	Land from Mater purchase
McFinney Agri-Finance	649,000	1,000	6.8%	2,579 acres of pasture land in Ellicott Colorado
Ellicott second mortgage	400,000	-	12.0%	Second lien on above Ellicott land
ASF Note holders	1,029,000	-	8.0%	ASF assets
Equipment loans	518,000	6,000	5 - 8%	Specific equipment
Total	18,670,000	$85,000
Less: HCIC Discount	(1,906,000)
Less: Current portion	(5,920,000)
Long Term portion	$10,844,000

(1) Prime rate + 1%, but not less than 6% (2) The seller of DFP assets is now an employee of the Company and is President of DFP.

Current portion long term debt:	June 30, 2013
HCIC seller carry back	$829,000
Orlando seller carry back	187,000
Series A convertible debt	110,000
Series B convertible debt	405,000
SW Farms	4,100,000
CWCB	46,000
FNB – Dionisio Farm	27,000
Equipment loans	216,000
Total	$5,920,000

Two Rivers Water & Farming Company -- June 30, 2013 -- 10Q

NOTE 4 – INFORMATION ON BUSINESS SEGMENTS

We organize our business segments based on the nature of the products and services offered. We focus on the Water and Farming Business with Two Rivers Water & Farming Company as the parent company.  Therefore, we report our segments by these lines of businesses: Farms and Water.  The Farms segment contains all of our Farming Business (Farms, F-1, F-2, DFP).  The Water segment contains our Water Business (HCIC, Orlando and ASF). Our “Parent” category is not a separate reportable operating segment.  Segment allocations may differ from those on the face of the income statement.

In the following tables of financial data, the total of the operating results of these business segments is reconciled, as appropriate, to the corresponding consolidated amount.  There are some corporate expenses that were not allocated to the business segments, and these expenses are contained in the “Total Operating Expenses” under Parent.

Two Rivers Water & Farming Company -- June 30, 2013 -- 10Q

Operating results for each of the segments of the Company are as follows (in thousands):

	For the six months ended June 30, 2013				For the six months ended June 30, 2012
	Parent	Farms	Water	Total	Parent	Farms	Water	Total
Revenue
Assessments	$-	-		$-	$-	-	-	$-
Farm revenue	-	48	-	48	-	-	-	-
Water revenue	-	-	11	11	-	-	36	36
Other & misc.	-	6	1	7	-	-	11	11
	-	54	12	66	-	-	47	47
Less: direct cost of revenue	-	-	40	40	-	-	-	-
Gross Margin	-	54	(28)	26	-	-	47	47
Total Operating Expenses	2,199	967	420	3,586	(3,618)	(647)	(495)	(4,760)
Total Other Income/(Expense)	78	54	175	307	(1,024)	(646)	(223)	(1,893)
Net (Loss) Income from continuing operations before income taxes	(2,277)	(967)	(623)	(3,867)	(4,642)	(1,293)	(671)	(6,606)
Income Taxes (Expense)/Credit	-	-	-	-	-	-	-	-
Net Income (Loss) from continuing operations	(2,277)	(967)	(623)	(3,867)	(4,642)	(1,293)	(671)	(6,606)
Non-controlling interest	-	-	8	8	-	-	(4)	(4)
Net (Loss) Income	$(2,277)	(967)	(615)	$(3,859)	$(4,642)	(1,293)	(675)	$(6,610)
Segment assets	$405	11,728	33,459	$45,592	$1,959	9,135	27,254	$38,348

Two Rivers Water & Farming Company -- June 30, 2013 -- 10Q

NOTE 5 – EQUITY TRANSACTIONS

Common Stock

During the six months ended June 30, 2012, the Company had the following equity transactions:
•	In January 2012, we issued 50,000 shares of our common stock to the independent members of the Board in exchange for Board of Director services rendered in 2011.
•
In January 2012, we issued 125,000 shares of our common stock upon vesting of outstanding Restricted Stock Units (“RSUs”) to an non-executive employee under the Two Rivers Water Company 2011 Long-Term Stock Incentive Plan (the “2011 Plan”); the underlying RSUs were previously issued in exchange for the employee’s surrender of 250,000 options (strike price of $2.00/share) under the 2005 Navidec Financial Services, Inc. 2005 Stock Option Plan.

•
In January 2012, we issued 100,000 shares of common stock to our Chief Financial Officer (“CFO”) upon vesting of a portion of 700,000 RSUs that were previously granted to the CFO pursuant to his employment agreement and the 2011 Plan.

•	In January 2012, 200,000 shares of common stock, as part of an overall grant of 400,000 shares, were issued to a former member of the Board of Directors.
•	In February 2012, we issued 83,330 shares of common stock to our investor relations consultants as partial payment for their services.
•	In March 2012, we issued 400,000 shares of common stock to participating lenders in consideration of the Bridge Loan.
•	In April 2012, the Company issued 25,000 shares of common stock upon vesting of outstanding RSUs to the estate of a previous employee under our 2011 Plan.
•
In June 2012, the Company issued 166,666 shares of common stock to our CFO upon vesting of a portion of 700,000 RSUs that were previously granted to the CFO pursuant to his employment agreement and the 2011 Plan.

•	In June 2012, the Company issued 200,000 shares of common stock to complete a grant of 400,000 shares to a former member of the Board of Directors.
•	In June 2012, we issued 50,000 shares of common stock to a key vendor, as partial payment for services performed.
•	In June 2012, we issued 166,666 shares of common stock upon vesting of RSUs that were previously granted to a board member for consulting services performed from April 1, 2012 through June 30, 2012.
•	In June 2012, we issued 100,000 shares of common stock through the exercise of warrants.

During the six months ended June 30, 2013, the Company had the following common stock transactions:
•	In February 2013, we issued 179,348 shares of common stock to a consultant for work performed in 2012.
•	In February 2013, we issued 85,000 shares of common stock to the independent members of the Board of Directors in exchange for Board services rendered in 2012.
•	In March 2013, we issued 200,000 shares of common stock to a consultant for investor relations work performed in first quarter, 2013.
•	In March 2013, we issued 100,000 shares of common stock to an independent member of the DFP Board of Directors in exchange for Board services rendered in 2012.
•	In April 2013, we issued 400,000 of our common stock to an investor relations firm for services.
•	In June 2013, we returned 3,002 of our common stock from a profit sharing plan that was no longer in effect to our authorized but unissued common stock.

Two Rivers Water & Farming Company -- June 30, 2013 -- 10Q

During the six months ended June 30, 2013 and June 30, 2012, the Company recognized non-cash expense of granting of options, warrants and restrictive stock units of $1,369,000 and 2,036,000, respectively.

NOTE 5 – SUBSEQUENT EVENTS

As disclosed in Notes 1 and 3, the Company has raised additional funds through the sale of ASF Notes.

Two Rivers Water & Farming Company -- June 30, 2013 -- 10Q

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Note about Forward-Looking Statements

This From 10-Q contains forward-looking statements, such as statements relating to our financial condition, results of operations, plans, objectives, future performance and business operations. These statements relate to expectations concerning matters that are not historical facts. These forward-looking statements reflect our current views and expectations based largely upon the information currently available to us and are subject to inherent risks and uncertainties. Although we believe our expectations are based on reasonable assumptions, they are not guarantees of future performance and there are a number of important factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements. Factors that could cause or contribute to the differences are discussed in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2012, as well as in this “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in our other SEC filings.  By making these forward-looking statements, we do not undertake to update them in any manner except as may be required by our disclosure obligations in filings we make with the Securities and Exchange Commission under the Federal securities laws. Our actual results may differ materially from our forward-looking statements.

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

Results of Operations

Our Consolidated Operations

For the three Months Ended June 30, 2013 Compared to the three Months Ended June 30, 2012

During the three months ended June 30, 2013 and 2012 we recognized revenues of $59,000 compared to $36,000, in the three month period ended June 30, 2012.  Our primary revenue source is from the sale of agriculture products grown by us.  The sale of these products is highly seasonal and occurs primarily in the third and fourth quarter of the year.

Operating expenses from continuing operations during the three months ended June 30, 2013 and 2012 were $1,600,000 and $2,612,000, respectively.  The decrease of $1,012,000 is primarily due to a reduction of stock based compensation of $408,000, a reduction in consulting fees and management’s focus on reducing expenses. Therefore, for operations, during the three months ended June 30, 2013 and 2012, we recognized a net loss of $1,582,000 and $2,576,000, respectively.  Management expects the expenses will increase in future periods as we expand our business focus in irrigated farming and water.

Two Rivers Water & Farming Company -- June 30, 2013 -- 10Q

Our non-operating expenses decreased from $1,171,000 to $104,000 for the three months ended 2012 and 2013, respectively.  The decrease of $1,067,000 is primarily due to a $705,000 decrease of interest expense (including amortization of debt discounts), a $242,000 decrease in expenses associated with the issuance and exercise of warrants to purchase common stock, and overall cost reduction efforts.

For the Six Months Ended June 30, 2013 Compared to the Six Months Ended June 30, 2012

Our Consolidated Operations

During the six months ended June 30, 2013, we recognized revenues from continuing operations of $59,000 compared to $36,000 in revenues from continuing operations during the six months ended June 30, 2012.  Our primary revenue source is from the sale of agriculture products grown by us.  The sale of these products is highly seasonal and occurs primarily in the third and fourth quarter of the year.

Operating expenses from continuing operations during the six months ended June 30, 2013 and 2012 were $3,585,000 and $4,759,000, respectively.  The decrease of $1,174,000 is primarily due to: (i) a $667,000 decrease in the non-cash expense of granting of options, warrants and restrictive stock units from $2,036,000 for the six months ended June 30, 2012 to $1,369,000 for the six months ended June 30, 2013; (ii) a $1,196,000 decrease in interest expense, and (iii) overall cost reduction efforts.  Management expects the expenses will increase in future periods as we expand our business focus in irrigated farming and water.

For operations, during the six months ended June 30, 2013 and 2012, we recognized a net loss of $3,867,000 and $6,606,000, respectively.  The decreased loss of $2,739,000 is due from a decrease of stock-based compensation expense and interest expense.

LIQUIDITY

From the Company’s inception through June 30, 2013, we have funded our operations primarily from the following sources:
-	Equity proceeds through private placements of Two Rivers Water & Farming Company and subsidiaries’ securities;
-	Revenue generated from operations;
-	Loans and lines of credit;
-	Sales of residential properties acquired through deed-in-lieu of foreclosure actions;
-	Sales of equity investments, and
-	Proceeds from the exercise of legacy Navidec options.

At the present time the Company has no available line or letters of credit.

Cash flow from operations has not historically been sufficient to sustain our operations without the above additional sources of capital.  As of June 30, 2013, the Company had cash and cash equivalents of $1,066,000.  Cash flow consumed by our operating activities totaled $2,029,000 for the six months ended June 30, 2013, as compared to $3,016,000 for the six months ended June 30, 2012.  The decrease in the cash consumed by our operating activities is due to an overall decrease in operating expenses and a reduction of cash paid for interest expense.

Two Rivers Water & Farming Company -- June 30, 2013 -- 10Q

As of June 30, 2013, the Company had $1,646,000 in current assets and $6,389,000 in current liabilities.  The Company intends to continue with its strategy of offering debt and equity securities to expand their Farming Business and Water Business and retire portions of its current debt.

Cash used in investing activities was $1,369,000 for the six months ended June 30, 2013 compared to use of cash of $1,427,000 for the six months ended June 30, 2012.  During the six months ended June 30, 2013 we purchased land, water shares and infrastructure of $1,335,000 and added equipment of $34,000.  During the six months ended June 30, 2012, we purchased $1,394,000 in land, water shares and infrastructure.

Cash flows provided by our financing activities for the six months ended June 30, 2013 were $3,124,000 compared to $5,007,000 for the six months ended June 30, 2012.  The decrease is primarily due to reduced borrowings, which decreased from $5,090,000 as of June 30, 2012 to $3,600,000 as of June 30, 2013.

Two Rivers has entered into a water lease arrangement with Pueblo Board of Water Works (PBWW).  The lease is effective April 1, 2012, has a term of five years, and calls for annual payments of $100,000 beginning in April 2012.  The annual payments can be escalated based upon the percentage increase, if any, over the previous year of the PBWW water rates for its general customers for treated water.  The lease is for up to 500 acre feet of water per year. There are no further obligations under this lease.

The purpose of the lease is two-fold; a) to establish an appropriation of a water right for exchange from the Arkansas River main stream water to various Two Rivers’ reservoirs, and b) to provide supplemental irrigation water for our farming operations through releases from those reservoirs.

To assess our ability to fund ongoing operating requirements, we have made assumptions regarding operating cash flow.  Critical sources of funding, and key assumptions and areas of uncertainty include:

•	our cash balance of $1,066,000 as of June 30, 2013 and $1,299,000 as of August 6, 2013;
•	continued support of, and extensions of credit by, our suppliers and lenders,
•	our historical pattern of increased sales in the third and fourth quarters, and lower sales volume from January through June,
•	our planned development of our farm management offering whereby certain farming assets are sold to independent investor(s) and operated by us,
•	the level of spending necessary to support our planned initiatives, which we estimate for our operations to be less than $1,000,000 during the third and fourth quarters of 2013, and
•
our sales during the third and fourth quarters, and the resulting cash flow from operations, which will depend in great measure on weather conditions and the success of our planting and irrigation efforts.

Based on these assumptions, we believe our existing cash and cash equivalents, along with the cash generated by our anticipated results from operations, will be sufficient to meet our needs for the next 18 months.  We intend to seek additional capital to provide a cash reserve against contingencies, address the seasonal nature of our working capital needs, and to enable us to invest further in trying to increase the scale of our business.  We may seek additional funding through debt and/or equity offerings, or through sale and leaseback transactions.  However, there can be no assurance we will be able to raise this additional capital, that we will be able to increase the scale of our business, or that our existing resources will be sufficient to meet all of our cash requirements.  In such an event we would reduce the scale of our operations and take such actions as are available to us to reduce our cash requirements.  However, there can be no assurance that such actions would be successful.

Two Rivers Water & Farming Company -- June 30, 2013 -- 10Q

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

GOODWILL AND INTANGIBLE ASSETS

The Company has acquired water shares in HCIC, which is considered an intangible asset and shown on our balance sheet as part of “Water rights and infrastructure.”   Currently, these shares are recorded at purchase price less the Company’s prorata share of the negative net worth in HCIC.  Management evaluates the carrying value, and if necessary, will establish an impairment of value to reflect current fair market value.  Currently, there are no impairments on the water shares.

In 2012, the Company acquired a produce business, which is considered an intangible asset and shown on our balance sheet as “Intangible assets, net.”   Management evaluated the purchase price of $1,037,000 and allocated this price to customer list, trade name and goodwill.

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

Two Rivers Water & Farming Company -- June 30, 2013 -- 10Q

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to the impact of interest rate changes and change in the market values of the Company’s investments.  Based on the Company’s market risk sensitive instruments outstanding as of June 30, 2013, as described below, management has determined that there was no material market risk exposure to the Company’s consolidated financial position, results of operations, or cash flows as of such date. The Company does not enter into derivatives or other financial instruments for trading or speculative purposes.

INTEREST RATE RISK

At June 30, 2013, the Company’s exposure to market rate risk for changes in interest rates relates primarily to its borrowings and opportunities for retiring or rolling over its debt.   The Company has not used derivative financial instruments in its credit facilities.  A hypothetical 10% increase in the Prime Rate would not be significant to the Company's financial position, results of operations, or cash flows.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to the impact of interest rate changes and change in the market values of our real estate properties and water assets.  Because the Company has no market risk sensitive instruments outstanding as of June 30, 2013, it was determined that there was no material market risk exposure to our consolidated financial position, results of operations, or cash flows as of such date. We do not enter into derivatives or other financial instruments for trading or speculative purposes.

ITEM 4.  CONTROLS AND PROCEDURES

Disclosures Controls and Procedures

Two Rivers Water & Farming Company -- June 30, 2013 -- 10Q

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

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO” who is also the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report.  Based on that evaluation, and taking the matters described below into account, the Company’s CEO and CFO have concluded that our disclosure controls and procedures over financial reporting were not effective during reporting periods ended December 31, 2012 and June 30, 2013.

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

Two Rivers Water & Farming Company -- June 30, 2013 -- 10Q

Management’s assessment of the effectiveness of the small business issuer’s internal control over financial reporting as of the year ended December 31, 2012 and six months ended June 30, 2013, the Company did not maintain effective internal control over financial reporting because of the following control deficiencies that constitute material weakness:

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

We have implemented a more robust tracking of journal and adjusting journal entries.  These are recorded at the time where the transactions occur. Further, equity transactions are closely monitored and stock journal transactions from our transfer agent is reconciled with our financial and corporate records on a quarterly basis.

For complex entries, such as the HCIC debt extension, we will continue to use outside technical resources; however, we will monitor the recording of complex entries more closely.

We will consider the results of our remediation efforts and related testing as part of our year-end 2013 assessment of the effectiveness of our internal control over financial reporting.

Two Rivers Water & Farming Company -- June 30, 2013 -- 10Q

Changes in Internal Control over Financial Reporting

Except as otherwise noted above, there were no significant changes in our internal control over financial reporting during the year ended December 31, 2012 and six months ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

We will continue to monitor the effectiveness of our internal control over financial reporting in the areas affected by the facts described above and employ any additional tools and resources deemed necessary to ensure that our financial statements are fairly stated in all material respects.

Two Rivers Water & Farming Company -- June 30, 2013 -- 10Q

PART II.  OTHER INFORMATION

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the period of January 1, 2013, through June 30, 2013, the Company had the following common stock transactions:
•	In February 2013, we issued 179,348 shares of our common stock to a consultant for work performed in 2012.
•	In February 2013, we issued 85,000 shares of our common stock to the independent members of the Board in exchange for Board of Director services rendered in 2012.
•	In March 2013, we issued 200,000 shares of our common stock to a consultant for investor relations work performed in first quarter, 2013.
•	In March 2013, we issued 100,000 shares of our common stock to an independent member of the DFP Board of Directors in exchange for services.
•	In April 2013, we issued 400,000 of our common stock to an investor relations firm for their services from April 2013 to May 2014.

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

ITEM 5.   OTHER INFORMATION

As previously reported, stockholders representing a majority of votes cast at the 2013 Annual Meeting of Stockholders voted in favor of holding an advisory vote to approve compensation of the Company’s named executive officers every year.  The Company’s Board of Directors carefully considered the voting results on that proposal and decided that the Company will include a stockholder advisory vote on the compensation of the Company’s named executive officers in its future proxy materials on an annual basis until the next required vote on the frequency of future advisory votes on the compensation of the Company’s named executive officers, which pursuant SEC regulations will occur no later than the Company’s Annual Meeting of Stockholders in 2019.

Two Rivers Water & Farming Company -- June 30, 2013 -- 10Q

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

TWO RIVERS WATER & FARMING COMPANY (Registrant)
Dated: August 12, 2013	By: /s/ John McKowen
Chief Executive Officer & Chairman of the Board
By: /s/ Wayne Harding
Chief Financial Officer & Principal Accounting Officer

Two Rivers Water & Farming Company -- June 30, 2013 -- 10Q