Form 10-Q
period 2013-09-30
TWO RIVERS WATER & FARMING Co
filed 2013-11-12
CIK 1302946

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
or
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
Yes |_| No |X|

As of November 8, 2013 there were 24,889,548 shares outstanding of the registrant's Common Stock.

TWO RIVERS WATER & FARMING COMPANY AND SUBSIDIARIES
Condensed Consolidated Balance Sheets  (In Thousands)

	September 30, 2013	December 31, 2012
	(Unaudited)	(Derived from Audit)
ASSETS:
Current Assets:
Cash and cash equivalents	$1,010	$1,340
Advances and accounts receivable, net	394	184
Farm product	433	49
Deposits and other current assets	186	74
Total Current Assets	2,023	1,647
Long Term Assets:
Property, equipment and software, net	1,831	2,397
Land	5,013	3,919
Water assets	31,536	35,388
Intangible assets, net	1,007	1,037
Other long term assets	112	64
Total Long Term Assets	39,499	42,805
TOTAL ASSETS	$41,522	$44,452

LIABILITIES & STOCKHOLDERS' EQUITY:
Current Liabilities:
Accounts payable	$250	$298
Current portion of notes payable	1,509	10,978
Accrued liabilities	305	830
Total Current Liabilities	2,064	12,106
Notes Payable - long term, net of current portion	11,829	4,368
Total Liabilities	13,893	16,474
Commitments & Contingencies (Note 3)
Stockholders' Equity:
Convertible preferred shares, $0.001 par value, 4,000,000 shares authorized, 3,794,000 shares and outstanding at Sep 30, 2013 and Dec 31, 2012, respectively (liquidation value of $4,022,000 and $3,794,000, respectively), net	2,851	2,851
Common stock, $0.001 par value, 100,000,000 shares authorized, 24,689,548 and 24,028,202 shares issued and outstanding at Sep 30, 2013 and Dec 31, 2012, respectively	25	24
Additional paid-in capital	62,484	56,703
Accumulated (deficit)	(47,686)	(41,440)
Total Two Rivers Water Company Shareholders' Equity	17,674	18,138
Noncontrolling interest in subsidiary	9,955	9,840
Total Stockholders' Equity	27,629	27,978
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$41,522	$44,452

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

Two Rivers Water & Farming Company -- September 30, 2013 -- 10Q

TWO RIVERS WATER & FARMING COMANY AND SUBSIDIARIES
Condensed Consolidated Statements of Operations  (In Thousands)

	Three Months Ended Sep 30,		Nine Months Ended Sep 30,
	2013	2012	2013	2012
Revenue
Farm	$946	$381	$994	$381
Water	40	34	40	34
Member assessments	-	-	11	36
Other	9	(6)	9	5
Total Revenue	995	409	1,054	456
Direct cost of revenue	598	280	639	280
Gross Margin	397	129	415	176
Operating Expenses:
General and administrative	1,377	2,018	4,723	6,649
Depreciation	123	107	362	235
Total operating expenses	1,500	2,125	5,085	6,884
(Loss) from operations	(1,103)	(1,996)	(4,670)	(6,708)
Other income (expense)
Interest expense	(299)	(1,028)	(670)	(2,589)
Warrant expense	(27)	(18)	(55)	(315)
Other income (expense)	9	(45)	108	(81)
Total other income (expense)	(317)	(1,091)	(617)	(2,985)
Net (Loss) from continuing operations before taxes	(1,420)	(3,087)	(5,287)	(9,693)
Income tax (provision) benefit	-	-	-	-
Net (Loss)	(1,420)	(3,087)	(5,287)	(9,693)
Net loss (income) attributable to the noncontrolling interest	(14)	8	(6)	4
Net (Loss) attributable to Two Rivers Water & Farming Company	$(1,434)	$(3,079)	$(5,293)	$(9,689)
(Loss) Per Share - Basic and Dilutive:	$(0.06)	$(0.13)	$(0.21)	$(0.41)
Weighted Average Shares Outstanding:
Basic and Dilutive	24,940	23,910	24,824	23,564

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

Two Rivers Water & Farming Company -- September 30, 2013 -- 10Q

TWO RIVERS WATER & FARMING COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (In Thousands)

	For the nine months ended Sep 30,
	2013	2012
Cash Flows from Operating Activities:
Net (Loss)	$(5,287)	$(9,689)
Adjustments to reconcile net income or (loss) to net cash (used in) operating activities:
Depreciation	362	235
Amortization of intangibles and debt issuance costs	153	1,402
Assumption of assessments due to purchase of HCIC shares	80	-
Loss on disposal of assets	156	-
Stock based compensation and warrant expense	2,158	3,051
Stock for services	939	742
Net change in operating assets and liabilities:
Decrease (increase) in advances & accounts receivable	(211)	(265)
(Increase) in farm product	(384)	(421)
(Increase) decrease in deposits, prepaid expenses and other assets	34	(91)
(Decrease) Increase in accounts payable	(48)	(220)
Increase (decrease) in accrued liabilities and other	(525)	1,081
Net Cash (Used in) Operating Activities	(2,573)	(4,175)

Cash Flows from Investing Activities:
Purchase of property and equipment	(34)	(722)
Purchase of land, water shares, infrastructure	(1,335)	(748)
Proceeds from sale of assets	58	68
Net Cash (Used in) Investing Activities	(1,311)	(1,402)

Cash Flows from Financing Activities:
Proceeds from issuance of bridge loan	-	3,994
Payment of offering costs	(223)	(45)
Payment on notes payable	(422)	(38)
Proceeds from sale of convertible preferred shares in DFP	1,600	-
Proceeds from long-term debt	2,599	1,117
Net Cash Provided by Financing Activities	3,554	5,028
Net (Decrease) in Cash & Cash Equivalents	(330)	(549)
Beginning Cash & Cash Equivalents	1,340	777
Ending Cash & Cash Equivalents	$1,010	$228

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$469	$689
Stock & warrants for debt issuance costs	$580	$315
Equipment purchases financed	$-	$97

The accompanying notes to condensed consolidated financial statements are an integral part of these statements

Two Rivers Water & Farming Company -- September 30, 2013 -- 10Q

TWO RIVERS WATER & FARMING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Nine Months Ended September 30, 2013 and September 30, 2012
(Unaudited)

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

NOTE 1 – ORGANIZATION AND BUSINESS

Our Business

Two Rivers has developed and operates a new farming and water business model suitable for arid regions in the Southwestern United States whereby the Company synergistically integrates high value fruit and vegetable farming and wholesale water distribution into one company, utilizing a practice of rotational farm fallowing.  Rotational farm fallowing, as it applies to water, is a best methods farm practice whereby portions of farm acreage are temporarily fallowed in cyclic rotation to give soil an opportunity to reconstitute itself.  As a result of fallowing, an increment of irrigation water can be made available for municipal use without permanently drying up irrigated farmland.  Collaborative rotational farm fallowing agreements between farmers and municipalities make a portion of irrigation water available for urban use. The Company’s initial area of focus is in the Arkansas River basin and its tributaries on the southern Front Range of Colorado.

Two Rivers Water & Farming Company -- September 30, 2013 -- 10Q

Our Corporate Structure

Two Rivers Water & Farming Company

We conduct our farming and water operations in wholly owned subsidiaries, except for the Huerfano Cucharas Irrigation Company (“HCIC”), of which we own 95%.  The Company’s organizational structure is illustrated below:

Our Farming Operations

The Company currently owns approximately 7,467 gross acres.  In 2013, we farmed a total of 1,337 acres, of which 820 acres were planted and 517 acres received federal crop insurance due to drought conditions.  For the nine months ended September 30, 2013, Two Rivers generated $946,000 in farm revenues, a 148% increase over 2012.

Two Rivers’ current crop production consists of cabbage, pumpkins and squash.  Two Rivers expects to increase the variety of crops we produce as we expand our farming operations.  As a rotation crop to reconstitute the soils and diminish disease and pest pressure, the Company grows animal feed crops, including corn, oats, sorghum and alfalfa.

Two Rivers plans to acquire and develop up to 30,000 acres of high-yield fruit and vegetable production on irrigated farmland along the Arkansas River in Colorado over the next ten years.

Two Rivers Water & Farming Company -- September 30, 2013 -- 10Q

Dionisio Farms & Produce, Inc. (“DFP”)

Two Rivers acquired the properties in DFP in 2012 and conducted its first full year of farm operations in 2013.  In 2013, 230 acres were farmed by DFP, of which 105.5 acres were owned and 124.5 were leased.  DFP’s revenues accounted for 90% of the Company’s overall farm revenues, in 2013.

DFP’s farmland is located in Pueblo County, Colorado with surface water provided by the Bessemer Irrigating Ditch Company (“Bessemer Ditch”) which has senior water rights on the main stem of the Arkansas River and whose water is stored in the Pueblo Reservoir.  DFP obtains additional water from wells that draw water from the Arkansas River alluvium.  We believe that the farmland served by the Bessemer Ditch has the soils, climate and water resources that in combination make this farmland some of the most prolific farm areas in the United States.

Farmland served by the Bessemer Ditch is underutilized since approximately 90% of the farmland produces fodder crops.  Changing the crop production to fruit and vegetables generates 8 to 10 times more revenue per acre and a similar increase in gross profit margins.  One of Two Rivers’ main goals for the next three to five years is to acquire additional irrigated farmland and work collaboratively with other Bessemer farmers to increase the production and marketing of fruits and vegetables.

Butte Valley Farm

In 2012, as part of Two Rivers Farms F-2, Inc. (“F-2”), we purchased the Butte Valley Farm and put 150 fallowed acres in Huerfano County, Colorado back into crop production.  In 2013, the Butte Valley Farm produced corn, sorghum, oats and triticale feed crops.  In 2014, the Company expects to begin fruit and vegetable crop production.

HCIC Farms

In 2010 and 2011, Two Rivers purchased land served by the HCIC ditch system.  In 2010, Two Rivers tested growing feed corn and found the land to be extremely fertile with the soil composition comparable to farmland served by the Bessemer Ditch.  Based on the average annual diversion of surface stream flow, in 2011, as part of Two Rivers Farms F-1, Inc. (“F-1”), the Company redeveloped approximately 500 acres of HCIC farmland that had lain fallow for over a half century.  From 2011 to 2013, only dry land crops were planted due to the exceptional drought in the area. In 2014, we intend to continue irrigated crop production, moving toward fruit and vegetable production in 2016.

Future Farming Operations

Two Rivers expects to develop additional irrigated farmland along the Arkansas River and its tributaries.  Prior to redeveloping farmland, the Company assembles water resources that include:

•	purchasing a suite of water rights, including both surface flow, augmentation and storage rights;
•	refurbishing historic ditch systems and reservoirs to restore and upgrade their efficiency;
Two Rivers Water & Farming Company -- September 30, 2013 -- 10Q

•	negotiating with appropriate water authorities the necessary agreements to sustain production, and
•	providing for rotational farm fallowing.

When redeveloping farmland, we deploy state-of-the-art methods and equipment with the aim of optimizing product yield, water efficiencies and labor inputs.  This includes:

•	deep-plowing fields to loosen soil beds;
•	laser-leveling planting areas to optimize water and nutrient absorption and minimize runoff;
•	installing state of the art irrigation facilities to increase water efficiencies, and
•	applying organic and non-organic fertilizers and soil conditioners to enhance plant growth.

Redevelopment generally takes two to three years to transform fallow farmland into fruit and vegetable crop production.

Our Water Operations

Two Rivers acquires its portfolio of water rights through the acquisition of its farming assets.  In evaluating its farm acquisitions, the most determinant factor in evaluating the farmland acquisition is the water right.

Water Rights

The right to water in Colorado is a right that can be developed, managed, purchased or sold much like real property subject to appropriate regulation.  Water rights are judicially decreed and, under Colorado’s application of the Prior Appropriation Doctrine (“first in time, first in right”), senior water right holders are entitled to the beneficial use of water prior to junior holders.  Consequently senior water rights are more consistent, reliable and valuable than junior rights, which may be interrupted, or “called out” in the parlance of Colorado water administration.  Two Rivers will continue to evaluate acquisitions of farmland in light of their associated water rights.

Rotational Farm Fallowing

Water is a scarce and extremely valuable natural resource in Colorado and other portions of the southwestern United States.  In Colorado, approximately 86% of all water rights are held by agricultural users as a result of the original water court adjudications occurring during the end of the 19th century when most water use was for growing fodder crops1.  Today, the majority of Colorado’s population (85%), lives in urban or suburban areas2.

As municipal populations have grown and rural populations shrunk in Colorado, a well-documented water supply shortage for municipal users has developed.  To help solve the water supply shortage for municipal water users, irrigation water from fodder crop production is being transferred to municipal use.  However, the people of Colorado have politically and prudently determined that it is bad long term social policy to “buy and dry” the best irrigated farmlands that can grow local higher value fruit and vegetable crops so that municipal users can sprinkle lawns or fill swimming pools.  The people of Colorado have also recognized that fodder crop production is not the best use of a valuable water right3.

A better policy has evolved over time that forestalls drying up the best farmland and enables the transfer of water from fodder crop irrigation use to municipal use through rotational farm fallowing.  Colorado, through the Governor’s office, the Colorado Legislature and the Colorado Water Conservation Board, are aggressively developing rules and procedures supporting rotational farm fallowing.

Two Rivers has acquired its farms and associated water rights with a view towards unlocking the true value of water by converting fodder crop production into vegetable crop production.  Two Rivers intends to provide up to 25% of surface water available for municipal and industrial use through rotational farm fallowing.  The Company expects to accomplish this without diminishing the amount or revenue from farming by replacing the surface flow transferred to municipal and industrial users with water Two Rivers pumps from river alluvium.

Two Rivers Water & Farming Company -- September 30, 2013 -- 10Q

The Bessemer Ditch System

The Bessemer Ditch is a mutual ditch company that operates an irrigation canal which has its headgate in the Pueblo Dam and delivers irrigation water for growing crops from the Pueblo Reservoir to eastern Pueblo County.  Its water rights date back to 1861.  DFP currently owns 183 shares of the Bessemer Ditch.

The Southern Delivery System

In 2010, Colorado Springs Utilities (“CSU”) began construction of the Southern Delivery System (“SDS”) which is to be completed in 2016.  The pipeline is expected to cost in excess of $1,000,000,000 and will pump water from the Pueblo Reservoir and deliver the water to CSU’s municipal water system.

When the SDS is completed, it will enable CSU and other water users in the southern half of the Front Range of Colorado to receive physical water from the Arkansas River that is stored in the Pueblo Reservoir.

Orlando Water Rights

The Orlando water rights were purchased through TRW Orlando Water Assets, LLC in 2011 and include the #1 and the #9 water rights which are used to irrigate the Butte Valley Farm.   The assets purchased also included the Orlando Reservoir which has a storage capacity of 3,100 acre-feet on the Huerfano branch of the Huerfano River.  The seniority of the Butte Valley water rights allowed the production of crops during the most recent drought.

Huerfano Cucharas Irrigation Company

In 2009, Two Rivers began purchasing the shares of HCIC in anticipation of restoring 20,000 acres of previously highly productive fruit and vegetable irrigated farmland.  The farmland became fallow in the middle of the 20th century when coal mines in Huerfano County, Colorado were shut down.  The coal mines when in production continuously pumped water from the Vermejo/Trinidad Formation, which contained a renewable underground aquifer that is fed by Sangre de Cristo Mountains snowmelt. The Vermejo/Trinidad Formation contains an estimated 30 million acre-feet of relatively untapped, clean and renewable water4.

Two Rivers, through HCIC Holdings, LLC, eventually acquired 95% of the ownership of HCIC in 2012.  HCIC owns the Cucharas and Huerfano Valley Reservoirs and two ditch systems located in Pueblo County, Colorado.  The HCIC ditch systems have the right to distribute water over approximately 40,000 acres in Pueblo County, Colorado.

Augmentation

Tributary ground water is any underground water that is hydraulically connected to a stream system that influences the rate and/or direction of flow on that stream system.  Any new ground water diversions that are tributary to an over appropriated stream system require augmentation to off-set out-of-priority depletions.5  In 2013, as a result of the drought, many well water users on the Arkansas River and its tributaries were unable to use their wells due to a lack of augmentation water.  As a result, Two Rivers was asked by one of the augmentation providers to help build a more efficient and plentiful augmentation supply.   Two Rivers has begun the development of additional augmentation sources in conjunction with that augmentation provider and expects to provide additional supplemental augmentation in 2014.

Two Rivers Water & Farming Company -- September 30, 2013 -- 10Q

Management plans for funding future operations

As of September 30, 2013 our current assets of $2,023,000 consisting of $1,010,000 in cash, $394,000 in accounts receivable, $433,000 in farm product and $186,000 other current assets.  The current portion of long-term debt is $1,509,000.  The Company plans to raise up to $10,000,000 in additional funds through scheduled and anticipated financings and the sale and lease back of some of its assets to one or more independent investors.  There can be no assurance that the Company will succeed in raising additional capital.

To assess our ability to fund ongoing operating requirements, we have made assumptions regarding operating cash flow.  Critical sources of funding, and key assumptions and areas of uncertainty include:

•	as of November 4, 2013 we had $805,000 in cash and accounts receivable of $957,000;
•	additional cash flow from crops stored, but not yet sold, estimated to be in excess of $100,000;
•	near term monetization of development projects sold to third parties;
•	scheduled sale and lease back, debt and equity financings;
•	farm management fees;
•	hunting and grazing leases;
•	continued support of, and extensions of credit by, our suppliers and lenders, and
•	the level of spending necessary to support our planned initiatives, which we estimate for our operations to be less than $1,500,000 of cash expenses until our farm income begins again in 2014.

Based on these assumptions, we believe our existing cash and cash equivalents, along with the cash generated by our anticipated results from operations, will be sufficient to meet our needs through 2014.  We intend to seek additional capital to provide a cash reserve against contingencies, address the seasonal nature of our working capital needs, and to enable us to invest further in trying to increase the scale of our business.  We may seek additional funding through debt and/or equity offerings, or through sale and leaseback transactions.  However, there can be no assurance we will be able to raise this additional capital, that we will be able to increase the scale of our business, or that our existing resources will be sufficient to meet all of our cash requirements.  In such an event we would reduce the scale of our operations and take such actions as are available to us to reduce our cash requirements.  However, there can be no assurance that such actions would be successful.

The Company maintains a website at www.2riverswater.com, which is not incorporated in, and is not a part of, this report.

1 Colorado Foundation for Water Education,  2009,  Citizens Guide to Colorado Water Law, Denver, Colorado

2 Rural Policy Research Institute, 2006, Demogrpahic and Economic Profile of Colorado

3 State of Colorado , 2013, Colorado’s Water Plan

4 USGS, Thad G. McLaughlin, 1966,  Ground Water in Huerfano County, Colorado, Washington DC, United States Printing Office

5 Colorado Division of Water Resources, Agumentation Plans, http://water.state.co.us/groundwater/GWAdmin/Pages/AugPlans.aspx

Two Rivers Water & Farming Company -- September 30, 2013 -- 10Q

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited Consolidated Financial Statements do not include all of the disclosures required by accounting principles generally accepted in the U.S. (“GAAP”), pursuant to the rules and regulations of the SEC.  The unaudited Consolidated Financial Statements reflect all adjustments, which, in the opinion of management, are necessary to present fairly the consolidated financial position of the Company as of September 30, 2013, and the consolidated results of operations and cash flows of the Company for the three and nine months ended September 30, 2013 and 2012. Operating results for the three and nine months ended September 30, 2013, are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

These unaudited Consolidated Financial Statements should be read in conjunction with the Company’s audited Consolidated Financial Statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Two Rivers and its subsidiaries contained in our Farming and Water Operations.  All significant inter-company balances and transactions have been eliminated in consolidation.

Non-controlling Interest

Non-controlling interest is recorded for the ownership of HCIC not owned by the Company and for preferred shares not owned by the Company in the Company’s subsidiaries.   Below is the detail of non-controlling interest shown on the balance sheet:

Entity	September 30, 2013	December 31, 2012
HCIC	$1,347,000	$2,205,000
HCIC farmland	1,494,000	1,494,000
Butte Valley	3,933,000	3,933,000
DFP	3,181,000	2,208,000
Totals	$9,955,000	$9,840,000

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

Two Rivers Water & Farming Company -- September 30, 2013 -- 10Q

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

Two Rivers Water & Farming Company -- September 30, 2013 -- 10Q

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

Revenue Recognition

Farm Revenues

Revenues from farming operations are recognized when sold into the market.  All direct expenses related to farming operations are capitalized as farm product and recognized as a direct cost of sale upon the sale of the crops.  As of September 30, 2013, we reserved 3% of our outstanding accounts receivable balance.

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

Two Rivers Water & Farming Company -- September 30, 2013 -- 10Q

HCIC does not reserve against any unpaid assessments.  Assessments due, but unpaid, are secured by the member’s ownership of HCIC.  The value of this ownership is significantly greater than the annual assessments.

Net Income (Loss) per Share

The Company computes net income (loss) per share of common stock in accordance with Accounting Standards Codification (“ASC”) 260.  ASC 260 requires companies with complex capital structures to present basic and diluted Earnings per Share (“EPS”).  Basic EPS is measured as the income or loss available to common stockholders divided by the weighted average shares of common stock outstanding for the period.  Diluted EPS is similar to basic EPS but presents the dilutive effect on a per share basis of potential common stock (e.g., convertible securities, options, and warrants) as if they had been converted at the beginning of the periods presented. Potential shares of common stock that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS.  All potentially dilutive securities outstanding have been excluded for the periods presented since their effect would be antidilutive.

The dilutive effect of the outstanding 6,134,282 RSUs, 1,668,200 options and 9,890,209 warrants at September 30, 2013, have not been included in the determination of diluted earnings per share since, under ASC 260 they would anti-dilutive.

New Accounting Pronouncements and Effect on the Company

In July 2013, the FASB issued ASU 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists,” which among other things, require an unrecognized tax benefit, or a portion of an unrecognized tax benefit, to be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as denoted within the ASU. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. This new guidance will not have a material impact on our financial statements.

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

Holders representing $2,911,000 of the notes held conversion rights into the Company’s common shares at $1.00 to $1.25.  These conversions were cancelled and replaced by 5-year warrants at $3.00 per share.  A total of 1,367,000 warrants were issued.   The warrants issued had a fair value of $580,000 using the Black Scholes method of fair value determination.

Two Rivers Water & Farming Company -- September 30, 2013 -- 10Q

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

Additionally, a discount on the HCIC debt was recorded in the quarter ended June 30, 2013 for $1,906,000, which will be amortized using an effective interest rate of 10% over the three year term.
As of September 30, 2013 the discount was $1,783,000.

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

On August 22, 2013, the Company cancelled its acquisition of the SW Farms and thereby forfeited the $196,000 paid and gave up the rights to all of the SW Farms assets.  This transaction resulted in a non-operating loss of $154,000.

ASF Note

In May 2013, ASF began offering, only to accredited investors, 8.0% senior secured notes due 2023.  The Notes are offered to help with funding the further research, engineering, hydrology and permitting for the constructing of gravel pit storage reservoirs just east of the confluence of the Arkansas River and Fountain Creek in Pueblo County, Colorado.  The intention is to collaborate with Colorado Front Range municipal water districts.

ASF is offering up to $3,000,000 in Notes plus prepaid interest through May 31, 2014 was offered.  Through September 30, 2013, $2,036,000 (including $150,000 prepaid interest) of the Notes was sold.

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

ASF and the Company guarantee the Notes fully and unconditionally.

Below is a summary of the Company’s consolidated long-term debt:

Two Rivers Water & Farming Company -- September 30, 2013 -- 10Q

Note	Sep 30, 2013 Principal balance	Sep 30, 2013 accrued interest	Interest rate	Security
HCIC seller carry back	$8,105,000	$-	6%	Shares in the Mutual Ditch Company
Orlando seller carry back	187,000	27,000	7%	188 acres of land
Series A convertible debt	110,000	5,000	5-6%	F-1 assets
Series B convertible debt	405,000	18,000	6%	F-2 assets
CWCB	1,151,000	22,000	2.5%	Certain Orlando and Farmland assets
FNB - Dionisio Farm	851,000	38,000	(1)	Dionisio farmland and 146.4 shares of Bessemer Irrigating Ditch Company Stock, well permits
Seller Carry Back - Dionisio	590,000	-	6.0%	Unsecured
FNB - Mater	169,000	9,000	(1)	Secured by Mater assets purchased
Seller Carry Back - Mater	25,000	-	6.0%	Land from Mater purchase
McFinney Agri-Finance	647,000	-	6.8%	2,579 acres of pasture land in Ellicott Colorado
Ellicott second mortgage	400,000	-	12.0%	Second lien on above Ellicott land
ASF Note holders	2,036,000	-	8.0%	ASF assets
Equipment loans	445,000	6,000	5 - 8%	Specific equipment
Total	15,121,000	$125,000
Less: HCIC Discount	(1,783,000)
Less: Current portion	(1,509,000)
Long Term portion	$11,829,000

Notes:
(1) Prime rate + 1%, but not less than 6%.

NOTE 4 – INFORMATION ON BUSINESS SEGMENTS

We organize our business segments based on the nature of the products and services offered. We focus on the Water and Farming Business with Two Rivers Water & Farming Company as the parent company.  Therefore, we report our segments by these lines of businesses: Farms and Water.  The Farms segment contains all of our Farming Business.  The Water segment contains our Water Business. Our “Parent” category is not a separate reportable operating segment.  Segment allocations may differ from those on the face of the income statement.

In the following tables of financial data, the total of the operating results of these business segments is reconciled, as appropriate, to the corresponding consolidated amount.  There are some corporate expenses that were not allocated to the business segments, and these expenses are contained in the “Total Operating Expenses” under Parent.

Two Rivers Water & Farming Company -- September 30, 2013 -- 10Q

Operating results for each of the segments of the Company are as follows (in thousands):

	For the nine months ended Sep 30, 2013				For the nine months ended Sep 30, 2012
	Parent	Farms	Water	Total	Parent	Farms	Water	Total
Revenue
Assessments	$-	-	11	$11	$-	-	-	$-
Farm revenue	-	994	-	994	-	381	-	381
Water revenue	-		40	40	-	-	75	75
Other & misc.	-	8	1	9	-	-	-	-
	-	1,002	52	1,054	-	381	75	456
Less: direct cost of revenue	-	567	73	639	-	280	-	280
Gross Margin	-	435	(21)	415	-	101	75	176
Total Operating Expenses	3,965	539	580	5,085	5,494	676	714	6,884
Total Other Income/(Expense)	(102)	135	584	617	(1,645)	(1,009)	(331)	(2,985)
Net (Loss) Income from continuing operations before income taxes	(3,864)	(238)	(1,185)	(5,287)	(7,139)	(1,584)	(970)	(9,693)
Income Taxes (Expense)/Credit	-	-	-	-	-	-	-	-
Net Income (Loss) from continuing operations	(3,864)	(238)	(1,185)	(5,287)	(7,139)	(1,584)	(970)	(9,693)
Non-controlling interest	-	-	(6)	(6)	-	-	4	4
Net (Loss) Income	$(3,864)	(238)	(1,191)	$(5,293)	$(7,139)	(1,584)	(966)	$(9,689)
Segment assets	$216	13,306	28,000	$41,522	$711	9,791	27,201	$37,703

Two Rivers Water & Farming Company -- September 30, 2013 -- 10Q

NOTE 5 – EQUITY TRANSACTIONS

Common Stock

During the nine months ended September 30, 2012, the Company had the following equity transactions:
•	In January 2012, we issued 50,000 shares of our common stock to the independent members of the Board in exchange for Board of Director services rendered in 2011.
•
In January 2012, we issued 125,000 shares of our common stock upon vesting of outstanding Restricted Stock Units (“RSUs”) to a non-executive employee under the Two Rivers Water Company 2011 Long-Term Stock Incentive Plan (the “2011 Plan”); the underlying RSUs were previously issued in exchange for the employee’s surrender of 250,000 options (strike price of $2.00/share) under the 2005 Navidec Financial Services, Inc. (“Navidec”) 2005 Stock Option Plan.  Navidec was a predecessor company.

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

•	In June 2012, the Company issued 200,000 shares of common stock to complete a grant of 400,000 shares to a former member of the Board of Directors.
•	In June 2012, we issued 50,000 shares of common stock to a key vendor, as partial payment for services performed.
•	In June 2012, we issued 166,666 shares of common stock upon vesting of RSUs that were previously granted to a board member for consulting services performed from April 1, 2012 through June 30, 2012.
•	In June 2012, we issued 100,000 shares of common stock through the exercise of warrants.
•	In September 2012, the Company issued 50,000 shares to a key vendor, as partial payment for services performed.

Two Rivers Water & Farming Company -- September 30, 2013 -- 10Q

During the nine months ended September 30, 2013, the Company had the following common stock transactions:
•	In February 2013, we issued 179,348 shares of common stock to a consultant for work performed in 2012.
•	In February 2013, we issued 85,000 shares of common stock to the independent members of the Board of Directors in exchange for Board services rendered in 2012.
•	In March 2013, we issued 200,000 shares of common stock to a consultant for investor relations work performed in first quarter, 2013.
•	In March 2013, we issued 100,000 shares of common stock to an independent member of the DFP Board of Directors in exchange for Board services rendered in 2012.
•	In April 2013, we issued 200,000 shares of our common stock to an investor relations firm for services.
•	In June 2013, we returned 3,002 shares of our common stock from a profit sharing plan that was no longer in effect to our authorized but unissued common stock.
•	In July 2013, we retired 100,000 shares of our common stock that we received from a settlement of a legal action.

During the nine months ended September 30, 2013 and September 30, 2012, the Company recognized non-cash expense of granting of options, warrants and restrictive stock units of $2,161,000 and $3,051,000, respectively.

NOTE 6 – SUBSEQUENT EVENTS

None.

Two Rivers Water & Farming Company -- September 30, 2013 -- 10Q

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

Overview

Two Rivers has developed and operates a new farming and water business model suitable for arid regions in the Southwestern United States whereby the Company synergistically integrates high value fruit and vegetable farming and wholesale water distribution into one company, utilizing a practice of rotational farm fallowing.  Rotational farm fallowing, as it applies to water, is a best methods farm practice whereby portions of farm acreage are temporarily fallowed in cyclic rotation to give soil an opportunity to reconstitute itself.  As a result of fallowing, an increment of irrigation water can be made available for municipal use without permanently drying up irrigated farmland.  Collaborative rotational farm fallowing agreements between farmers and municipalities make a portion of irrigation water available for urban use. The Company’s initial area of focus is in the Arkansas River basin and its tributaries on the southern Front Range of Colorado.

Results of Operations

Our Consolidated Operations

For the three Months Ended September 30, 2013 Compared to the three Months Ended September 30, 2012

During the three months ended September 30, 2013 and 2012 we recognized revenues of $995,000 compared to $409,000, in the three-month period ended September 30, 2012.  Our primary revenue source is from the sale of agriculture products grown by us.  The sale of these products is highly seasonal and occurs primarily in the third and fourth quarter of the year.  The increase of $586,000 is primarily due to expanding our farm operations and the occurrence of a less severe drought in 2013 compared to 2012.

Our direct cost of revenue was $598,000 compared to $280,000 for the three months ended September 30, 2013 and 2012, respectively.  This produced a gross margin $397,000 compared to $129,000 for the three months ended September 30, 2013 and 2012, respectively.

Two Rivers Water & Farming Company -- September 30, 2013 -- 10Q

Operating expenses during the three months ended September 30, 2013 and 2012 were $1,500,000 and $2,125,000, respectively.  The decrease of $625,000 is primarily due to a reduction of stock-based compensation of $483,000, a reduction in consulting fees and management’s focus on reducing expenses. Therefore, for operations, during the three months ended September 30, 2013 and 2012, we recognized a net loss of $1,103,000 and $1,996,000, respectively.  Management expects the expenses will increase in future periods as we expand our business focus in irrigated farming and water infrastructure development.

Our non-operating expenses decreased from $1,091,000 to $317,000 for the three months ended September 30, 2012 and 2013, respectively.  The decrease of $774,000 is primarily due to a $729,000 decrease of interest expense (including amortization of debt discounts).  The decrease of interest expense is due to the conversion of debt to preferred shares.

For the Nine Months Ended September 30, 2013 Compared to the Nine Months Ended September 30, 2012

During the nine months ended September 30, 2013, we recognized revenues from continuing operations of $1,054,000, as compared to $456,000 in revenues during the nine months ended September 30, 2012.  Our primary revenue source is from the sale of agriculture products grown by us.  The sale of these products is highly seasonal and occurs primarily in the third and fourth quarter of the year.  The increase of $598,000 is primarily due to expanding our farm operations and the occurrence of a less severe drought in 2013 compared to 2012.

Our direct cost of revenue was $639,000 compared to $280,000 for the nine months ended September 30, 2013 and 2012, respectively.  This produced a gross margin $415,000 compared to $176,000 for the nine months ended September 30, 2013 and 2012, respectively.

Operating expenses from operations during the nine months ended September 30, 2013 and 2012 were $5,085,000 and $6,884,000, respectively.  The decrease of $1,799,000 is primarily due to: (i) a $893,000 decrease in the non-cash expense of granting of options, warrants and restrictive stock units, from $3,051,000 for the nine months ended September 30, 2012 to $2,161,000 for the nine months ended September 30, 2013; (ii) a $565,000 decrease in professional fees, and (iii) overall cost reduction efforts.  Management expects the expenses will increase in future periods as we expand our business focus in irrigated farming and water.  Therefore, for operations, during the nine months ended September 30, 2013 and 2012, we recognized a net loss of $4,670,000 and $6,708,000, respectively.

For the nine months ended September 30, 2013 and 2012, we recognized a net loss of $5,293,000 and $9,689,000, respectively.  The decreased loss of $4,396,000 is due to the factors mentioned above and a decrease of interest expense of $1,919,000.

LIQUIDITY

From the Company’s inception through September 30, 2013, we have funded our operations primarily from the following sources:
-	Equity proceeds through private placements of Two Rivers Water & Farming Company and subsidiaries’ securities;
-	Revenue generated from operations;
-	Loans and lines of credit;
-	Sales of residential properties acquired through deed-in-lieu of foreclosure actions;
-	Sales of equity investments, and
-	Proceeds from the exercise of legacy Navidec options.

Two Rivers Water & Farming Company -- September 30, 2013 -- 10Q

At the present time the Company has no available line or letters of credit.

Cash flow from operations has not historically been sufficient to sustain our operations without the above additional sources of capital.  As of September 30, 2013, the Company had cash and cash equivalents of $1,010,000.  Cash flow consumed by our operating activities totaled $2,573,000 for the nine months ended September 30, 2013, as compared to $4,175,000 for the nine months ended September 30, 2012.  The decrease in the cash consumed by our operating activities is due to an expansion of our farm revenue, an overall decrease in operating expenses and a reduction of cash paid for interest expense.

As of September 30, 2013, the Company had $2,023,000 in current assets and $2,064,000 in current liabilities.  The Company intends to continue with its strategy of offering debt and equity securities to expand their Farming Business and Water Business and retire portions of its current debt.

Cash used in investing activities was $1,311,000 for the nine months ended September 30, 2013 compared to use of cash of $1,402,000 for the nine months ended September 30, 2012.  During the nine months ended September 30, 2013, we purchased $1,335,000 of land, water shares and infrastructure, added $34,000 of equipment and sold equipment for $58,000.  During the nine months ended September 30, 2012, we purchased $1,470,000 in land, water shares and infrastructure and sold equipment of $68,000.

Cash flows provided by our financing activities for the nine months ended September 30, 2013 were $3,554,000 compared to $5,028,000 for the nine months ended September 30, 2012.  The decrease is primarily due to reduced borrowings, which decreased from $5,111,000 as of September 30, 2012 to $4,199,000 as of September 30, 2013.

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

To assess our ability to fund ongoing operating requirements, we have made assumptions regarding operating cash flow.  Critical sources of funding, and key assumptions and areas of uncertainty include:

•	as of November 4, 2013 we had $805,000 in cash and accounts receivable of $957,000;
•	additional cash flow from crops stored, but not yet sold, estimated to be in excess of $100,000;
•	near term monetization of development projects sold to third parties;
•	scheduled sale and lease back, debt and equity financings;
•	farm management fees;
•	hunting and grazing leases;
•	continued support of, and extensions of credit by, our suppliers and lenders, and
•	the level of spending necessary to support our planned initiatives, which we estimate for our operations to be less than $1,500,000 of cash expenses until our farm income begins again in 2014.

Two Rivers Water & Farming Company -- September 30, 2013 -- 10Q

Based on these assumptions, we believe our existing cash and cash equivalents, along with the cash generated by our anticipated results from operations, will be sufficient to meet our needs through 2014.  We intend to seek additional capital to provide a cash reserve against contingencies, address the seasonal nature of our working capital needs, and to enable us to invest further in trying to increase the scale of our business.  We may seek additional funding through debt and/or equity offerings, or through sale and leaseback transactions.  However, there can be no assurance we will be able to raise this additional capital, that we will be able to increase the scale of our business, or that our existing resources will be sufficient to meet all of our cash requirements.  In such an event we would reduce the scale of our operations and take such actions as are available to us to reduce our cash requirements.  However, there can be no assurance that such actions would be successful.

CRITICAL ACCOUNTING POLICIES

Two Rivers Water & Farming Company has identified the policies below as critical to the Company’s business operations and the understanding of the Company’s results from operations.  The impact and any associated risks related to these policies on the Company’s business operations is discussed throughout Management’s Discussion and Analysis of Financial Conditions and Results of Operations where such policies affect the Company’s reported and expected financial results.  For a detailed discussion on the application of these and other accounting policies, see Note 2 in the Notes to the Consolidated Financial Statements.  Note that the Company’s preparation of this document requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of The Company’s financial statements, and the reported amounts of revenue and expenses during the reporting period.  There can be no assurance that actual results will not differ from those estimates.

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

SEASONALITY OF FARMING BUSINESS

Our Farming Operations are subject to seasonality.  We begin planting early in the calendar year for harvesting that begins in early July and continues through November.  Management believes that the Company has enough capital and outside capital resources to fund the farming inputs until revenue is generated.

Two Rivers Water & Farming Company -- September 30, 2013 -- 10Q

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

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to the impact of interest rate changes and change in the market values of the Company’s investments.  Based on the Company’s market risk sensitive instruments outstanding as of September 30, 2013, as described below, management has determined that there was no material market risk exposure to the Company’s consolidated financial position, results of operations, or cash flows as of such date. The Company does not enter into derivatives or other financial instruments for trading or speculative purposes.

INTEREST RATE RISK

At September 30, 2013, the Company’s exposure to market rate risk for changes in interest rates relates primarily to its borrowings and opportunities for retiring or rolling over its debt.   The Company has not used derivative financial instruments in its credit facilities.  A hypothetical 10% increase in the Prime Rate would not be significant to the Company's financial position, results of operations, or cash flows.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to the impact of interest rate changes and change in the market values of our real estate properties and water assets.  Because the Company has no market risk sensitive instruments outstanding as of September 30, 2013, it was determined that there was no material market risk exposure to our consolidated financial position, results of operations, or cash flows as of such date. We do not enter into derivatives or other financial instruments for trading or speculative purposes.

Two Rivers Water & Farming Company -- September 30, 2013 -- 10Q

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

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO” who is also the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report.  Based on that evaluation, and taking the matters described below into account, the Company’s CEO and CFO have concluded that our disclosure controls and procedures over financial reporting were not effective during reporting periods ended December 31, 2012 and September 30, 2013.

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

Two Rivers Water & Farming Company -- September 30, 2013 -- 10Q

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management’s assessment of the effectiveness of the small business issuer’s internal control over financial reporting as of the year ended December 31, 2012 and nine months ended September 30, 2013, the Company did not maintain effective internal control over financial reporting because of the following control deficiencies that constitute material weakness:

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

Two Rivers Water & Farming Company -- September 30, 2013 -- 10Q

For complex entries, such as the HCIC debt extension, we will continue to use outside technical resources; however, we will monitor the recording of complex entries more closely.

We have replaced our core accounting team, hiring degreed accountants with experience in the agriculture segment.

We will consider the results of our remediation efforts and related testing as part of our year-end 2013 assessment of the effectiveness of our internal control over financial reporting.

Changes in Internal Control over Financial Reporting

Except as otherwise noted above, there were no significant changes in our internal control over financial reporting during the year ended December 31, 2012 and nine months ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

We will continue to monitor the effectiveness of our internal control over financial reporting in the areas affected by the facts described above and employ any additional tools and resources deemed necessary to ensure that our financial statements are fairly stated in all material respects.

Two Rivers Water & Farming Company -- September 30, 2013 -- 10Q

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
None.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the period of January 1, 2013, through September 30, 2013, the Company had the following common stock transactions:
•	In February 2013, we issued 179,348 shares of our common stock to a consultant for work performed in 2012.
•	In February 2013, we issued 85,000 shares of our common stock to the independent members of the Board in exchange for Board of Director services rendered in 2012.
•	In March 2013, we issued 200,000 shares of our common stock to a consultant for investor relations work performed in first quarter, 2013.
•	In March 2013, we issued 100,000 shares of our common stock to an independent member of the DFP Board of Directors in exchange for services.
•	In April 2013, we issued 400,000 of our common stock to an investor relations firm for their services from April 2013 to May 2014.
•	In June 2013, we returned 3,002 shares of our common stock from a profit sharing plan that was no longer in effect to our authorized but unissued common stock.
•	In July 2013, we retired 100,000 shares of our common stock that we received from a settlement of a legal action.

Exemption From Registration Claimed

All of the above sales by the Company of its unregistered securities were made by the Company in reliance upon Section 4(2) of the Securities Act of 1933, as amended (the “1933 Act”), and/or Rule 506 of Regulation D, as promulgated under the 1933 Act.  All of the individuals and/or entities that purchased the unregistered securities were existing shareholders or were known to the Company and its management, through pre-existing business relationships, as long standing business associates and were accredited investors as defined in Rule 501.  All purchasers were provided access to all material information, which they requested, and all information necessary to verify such information and were afforded access to management of the Company in connection with their purchases.  All purchasers of the unregistered securities acquired such securities for investment and not with a view toward distribution, acknowledging such intent to the Company.  All certificates or agreements representing such securities that were issued contained  restrictive legends, prohibiting further transfer of the certificates or agreements representing such securities, without such securities either being first registered or otherwise exempt from registration in any further resale or disposition.

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

Two Rivers Water & Farming Company -- September 30, 2013 -- 10Q

ITEM 6.   EXHIBITS

The following is a complete list of exhibits filed as part of this Form 10Q. Exhibit number corresponds to the numbers in the Exhibit table of Item 601 of Regulation S-K.

Number	Description

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act	Filed Herewith
31.2	Certification of Principal Financial Officer pursuant to the Section 302 of the Sarbanes-Oxley Act	Filed Herewith
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act	Filed Herewith
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act	Filed Herewith
101.INS	XBRL Instance Document	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TWO RIVERS WATER & FARMING COMPANY (Registrant)
Dated: November 12, 2013	By: /s/ John McKowen
Chief Executive Officer & Chairman of the Board
By: /s/ Wayne Harding
Chief Financial Officer & Principal Accounting Officer

Two Rivers Water & Farming Company -- September 30, 2013 -- 10Q