Form 10-K
period 2013-12-30
TWO RIVERS WATER & FARMING Co
filed 2014-03-19
CIK 1302946

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
_____________________

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                        to

Commission file number:  000-51139
_____________________

Two Rivers Water & Farming Company
(Exact Name of Registrant as Specified in Its Charter)

Colorado	13-4228144
(State or Other Jurisdiction or Incorporation or Organization	(I.R.S. Employee Identification No.)

2000 South Colorado Boulevard Tower 1, Suite 3100 Denver, Colorado	80222
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code:  (303) 222-1000
_____________________

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:
Common stock, $0.001 par value per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)  Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

As of March 12, 2014, the aggregate market value of common stock held by non-affiliates of the registrant was $18,083,228, based on a total of 21,274,386 shares held by non-affiliates and on a closing price of $0.85 per share.

There were 24,879,549 shares of common stock outstanding as of March 12, 2014.

_____________________

Company References.  When we use “Two Rivers,” “our company,” “we,” “our,” “us” and similar terms in this Form 10-K, we mean Two Rivers Water & Farming Company and its consolidated subsidiaries.

Forward-Looking Statements.  This Form 10-K, particularly the description of our business set forth in Item 1 and the discussion and analysis of our financial condition and operating results in Item 7, contains a number of “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  Any statements contained in this Form 10-K that are not statements of historical fact should be considered to be forward-looking statements.  You can identify these forward-looking statements by use of the words “believes,” “expects,” anticipates,” plans,” “may,” “will,” “would,” “intends,” “estimates” and other similar expressions.  These forward-looking statements are based on current expectations, estimates, forecasts and projections about our company and the industries and markets in which we operate and on management’s beliefs and assumptions, and they should be read in conjunction with the information presented elsewhere in this Form 10-K, including the discussion and analysis in Item 2 and the consolidated financial statements and notes provided pursuant to Item 7.  Although we believe our forward-looking statements are based on reasonable beliefs and assumptions, we cannot guarantee our future performance and a number of important risks and uncertainties could cause our actual results to differ materially from those expressed or implied by the forward-looking statements. Those risks and uncertainties include the factors summarized in Item 1A as well as risks that emerge from time to time and are impossible for us to predict.  Forward-looking statements, like all of the statements in this Form 10-K, speak only as of the date of filing of this Form 10-K with the SEC, unless another date is indicated.  We disclaim any obligation to update publicly any forward-looking statements whether as a result of new information, future events or otherwise.

Two Rivers Water & Farming Company -- 2013 Annual Report and 10K

PART I

ITEM 1.  BUSINESS

Overview

Currently, there is a significant arbitrage between the value of irrigation water and municipal water in the semi-arid regions of the southwestern United States.  The arbitrage is amplified by a predicted water supply shortage for municipalities in the near future.  The arbitrage results in a 5-10 fold increase in the price of municipal water over irrigation water.  First generation western water business models attempted to capture the arbitrage by “buying and drying” irrigated farmland in order to sell the irrigation water to municipalities.  The practice fallowed some of the most productive irrigated farmland and decimated entire agricultural communities.  The buy and dry model failed to generate any significant revenues and earnings for investors as political and legal challenges developed.  The buy and dry model became politically, economically and legally untenable.  In the late 19th century, 85% of all water rights were granted to and are still primarily held by agriculture interests.  Since then, populations have increased and people have moved from the farm to the city.  This has resulted in a water shortage for municipalities, for which there must be a solution.  Two Rivers has developed a more viable and sustainable solution than the buy and dry practices of the past.

Our business model reinvigorates, rather than decimates, agricultural communities and provides excess water to municipalities through market forces.  Our core business converts irrigated farmland, which is marginally profitable growing low value feed crops, into highly profitable irrigated farmland growing high yield, high value, fruit and vegetable crops.   Fruit & vegetable crops generate six times the revenue of feed crops with better margins.  As a result of our higher revenue and better margins, we can afford to and are willing to pay a higher price for water.  As the price of water increases, so does the supply.  Farmers receive more for their crops and water.  Municipal consumers pay more for excess water and make better water choices.  The water arbitrage shrinks.  Water supply and demand reaches equilibrium.  Market action, between satisfied buyers and sellers from both the agricultural and municipal communities, rather than insurmountable political and legal processes, is the driving force of our business.

Our financial returns far outpace the revenues and margins generated by first generation western water business models.  In the agricultural communities where we operate, we create new and better paying jobs for farming, marketing, handling and processing vegetables.  In the municipal communities, we provide wholesale water not necessary for our core business, agriculture.  We concentrate our acquisitions on water rights and infrastructure that are, in part, owned by municipalities, thereby letting the municipalities do the heavy legal and political lifting necessary to obtain excess water.

We generated farm revenues of $2.0 million in 2013, more than doubling from $979,000 in 2012.  We had no farm revenues in 2011.  In 2013, we farmed a total of 1,385 gross acres, of which 868 gross acres (820 net acres) were planted and 517 acres received federal crop insurance due to drought conditions.  A total of 690 of the 1,385 gross acres were irrigated, and we owned 1,242 of the 1,385 acres and leased the remaining 95 acres.  Our crop production consisted of cabbage, pumpkins and squash grown for human consumption, as well as feed crops, such as alfalfa, corn, oats and sorghum, planted as part of our crop rotation practice.  Our produce marketing operations package and ship produce for our farms and for a network of farmers who grow crops for us, and to date we have sold our fruits and vegetables principally to national accounts through our wholly owned subsidiary Dionisio Farms & Produce.

In 2009, we began acquiring and developing irrigated farmland and associated water rights and infrastructure.  As of December 31, 2013, we own 7,465 gross acres.  Gross acres owned increased from 5,211 gross acres at December 31, 2012 and 4,600 gross acres at December 31, 2011.  We will seek to expand our holdings by strategically acquiring or leasing irrigable farmland in the Arkansas River Basin.  We intend to develop and bring into production more of our currently held gross acres as we acquire additional water rights.  We also expect to increase the variety of crops we produce as we continue to expand our farming operations through acreage we manage and through our network of growers.

Two Rivers Water & Farming Company -- 2013 Annual Report and 10K

Colorado allocates water based on the Prior Appropriation Doctrine, whereby water rights are unconnected to land ownership.  The first person to use a quantity of water from a water source for a beneficial use has the right to continue to use that quantity of water for that purpose.  Subsequent users can use the remaining water for their own beneficial purposes provided that they do not impinge on the rights of previous users.  Water rights can be developed, managed, purchased and sold much like real property, and the seniority of water rights are a significant consideration when we acquire additional irrigated farmland.  Water rights include the ability to divert stream flow, build a storage reservoir, pump ground water and create augmentation water supplies to offset depletions of water taken out of priority.  To date, our water operations have focused principally on acquiring and developing water rights to support our farming efforts, including the farming operations of the network of farmers who grow crops for us.  Our revenues from leasing water totaled $40,000 in 2013 and $36,000 in 2012.  We intend to expand our portfolio of water rights in the future to not only support our expanding farm operations, but also to lease and sell water to other users in the Arkansas River Basin.

In 2014 we initiated a corporate restructuring pursuant to which we intend to organize all of our operations, other than those of our 95%-owned subsidiary Huerfano-Cucharas Irrigation Company or HCIC, under the control of a newly formed subsidiary, TR Capital Partners, LLC, or TR Capital.  This restructuring will better reflect our emphasis on acquiring and operating irrigated farming and water distribution activities under our integrated business model.  As described under “Our Organizational Structure,” Two Rivers Water & Farming Company owns all of the Common Units of TR Capital and outside investors, who are investing $6.0 million in cash and exchanging outstanding preferred and convertible securities of Two Rivers Water & Farming Company and its subsidiaries, will receive Preferred Units that are entitled to distributions and are exchangeable for common stock and warrants of Two Rivers Water & Farming Company.

Our Farming and Water Operations

Our business model integrates irrigated farming and water distribution in a manner developed specifically for semi-arid regions in the southwestern United States.  By acquiring and converting irrigated farmland from feed crop production to fruit and vegetable production, we can afford to pay a higher price for water than a feed crop farmer.  As a result, we elevate the price of water creating incentives for feed crop farmers to grow fruits and vegetables for us, when their farm is suitable, or to sell their farms to us.  Additionally, the increased value of water creates incentives for farmers who have marginal farming operations to consider selling their water assets.  By integrating our irrigated farmland with an expanding portfolio of water assets, we are positioning our company to benefit from the continued expansion of regional and global demand for food and water in the years to come.  While a growing world population and rising incomes have been increasing demand for high quality food and fiber, the amount of arable land has been decreasing and water resources are fixed.  By converting irrigated farmland from feed crop production to higher value fruit & vegetable production we elevate the economic productivity of the region within which we operate and make an additional segment of water available for other users.

Two Rivers Water & Farming Company -- 2013 Annual Report and 10K

Two Rivers Water & Farming Company -- 2013 Annual Report and 10K

Our current area of focus is the Arkansas River Basin, on the southern Front Range in Colorado.  The elevations in the area fall from 14,000 feet above sea level at the eastern crest of the Continental Divide to 4,500 feet above sea level in Pueblo, Colorado.  The Arkansas River is a tributary of the Mississippi River

Since commencing operations in 2009, we have invested in acquiring and developing irrigated farmland and associated water rights and infrastructure.  Our principal investments to date have been the following:

-
Dionisio Farms and Produce, LLC, or DFP:  In 2012 we acquired DFP for a total of $3.4 million paid by delivery of cash and promissory notes.  DFP, which has operated for more than 60 years, produces high-value fruits and vegetables as well as fodder crops.  Through this acquisition, we obtained 146 acres of irrigable farmland, 146 shares of the Bessemer Ditch Irrigation Company, a senior water right holder on the main stem of the Arkansas River and 2 supplemental ground water wells.  As part of the acquisition, we entered into leases for an additional 279 irrigable acres.

-
Huerfano-Cucharas Irrigation Company, or HCIC:  From 2009 to 2013 we purchased 95% of the shares of HCIC, a mutual ditch company formed in 1944, in a series of transactions for $24,196,000 in cash, promissory notes and common stock.  We acquired control of HCIC in order to use its water rights and facilities to supply some of our farmland with irrigation water.

-
Orlando Reservoir No. 2 Company, LLC, or Orlando:  In 2011 we acquired Orlando, a company formed in May 2005, to increase the reliability of water supplies for farmland in Huerfano and Pueblo Counties, for $3.45 million in cash, promissory notes and common stock.  We have undertaken a program to refurbish and restore Orlando’s diversion structure, storage reservoirs and conveyance system.  During the period from November 2011 to February 2012, we constructed new outlet works, and in 2012, we reconstructed the diversion structure, which takes water from the Huerfano River for storage in the Orlando reservoir and then conveyance to irrigate the Company’s nearby farmland.  Additional renovation projects will be completed as necessary to provide reliable irrigation for our expanding farming operations.  As of December 31, 2013, our cumulative capital expenditures for the Orlando restoration program.

-
Additional Farmland:  From 2009 to 2011 we acquired 2,753 acres of farmland served by HCIC’s ditch system for purchase prices totaling $1,417,000 in cash and seller carry back financing.  In 2012 we acquired 1,584 acres in Butte Valley for $509,000 in cash and seller carry back financing.

Farming

We focus our farming activities on acquiring high yield irrigated farmland and converting it from feed crop production into growing and marketing high-value fruits and vegetables for human consumption, which generate higher revenues and profits per acre.  We put approximately 30%-40% of our farming acreage into animal feed crops each year on a rotating basis to reconstitute the soil and to suppress disease and pest problems.  In 2013 our average revenue per acre from fruit and vegetable crops was $5,500, while our average revenue per acre from feed crops was $850.

We began acquiring irrigated farming assets in 2009.  We generated our first fruit and vegetable farming revenues in 2012 and conducted our first full year of operations in 2013.  Farming revenue increased by 104%, from $979,000 in 2012 to $2.0 million in 2013.  In 2013 we farmed a total of 1,337 gross acres, of which 820 net acres were planted, 230 acres grew fruit and vegetables, 150 acres grew sorghum and 517 acres received federal crop insurance due to drought conditions.

Our 2013 crop production consisted of cabbage, pumpkins and squash raised for human consumption, as well as sorghum as a feed crop.  We intend to annually plant between 60% and 70% of our irrigated farmland in fruit and vegetable crops, leaving between 30% to 40% for feed crops, on a rotating basis.  We expect to increase the variety of high-value crops we produce as we expand our farming operations.  In January 2014, we began installing a drip irrigation system on a test portion of our leased farmland to maximize yield and minimize water consumption.  Our produce marketing operations package and ship produce for our farms and for a network of farmers who grow crops for us, and to date we have sold our fruits and vegetables principally to national accounts through our wholly owned subsidiary Dionisio Farms & Produce.

Two Rivers Water & Farming Company -- 2013 Annual Report and 10K

Since 2009, we have sought to increase our irrigated farmland under management through strategic acquisitions and leasing in targeted areas of the Arkansas River Basin.  Our intent is to purchase or lease irrigated farmland that is supported by relatively senior water rights with good soils and farm infrastructure that is currently producing feed crops and convert the farmland into fruit and vegetable production.  We have also acquired irrigated farmland with good soils that has less reliable junior water rights and has not been farmed for some years but is capable of fruit and vegetable production when additional water rights can be acquired and moved to the farmland.  Regardless of the historical use of irrigable land we buy or lease, we actively seek to transition the land from feed crop production to production of high-value fruits and vegetables.

As part of our strategy to develop and operate an expanding network of irrigated farmland, we selectively have purchased or leased land that is unsuitable for producing irrigated crops.  In some instances, we have acquired land in order to gain control of water or other rights associated with the land.  We also have strategically acquired grazing land as a medium to long-term real estate investment.

As of December 31, 2013, we held 7,861 gross acres, of which we owned 7,465 acres and leased 396 acres.  Our land under management increased from 4,600 gross acres at December 31, 2011 to 5,360 gross acres at December 31, 2012 to 7,861 acres as of December 31, 2013.  The following table provides a breakdown, by acres, of the uses and purposes of the land we managed as of December 31, 2013 and 2012:

	Acres Under Management As of December 31,
	2013			2012
	Owned	Leased	Gross	Owned	Leased	Gross
Irrigable farmland:
Farmed	773	95	868	333	149	482
Developed but not farmed	240	301	541	680	-	680
Undeveloped	1,920	-	1,920	1,920	-	1,920
Total irrigable land	2,933	396	3,329	2,933	149	3,082
Non-producing land:
Grazing land	3,316	-	3,316	724	-	724
Strategic water holdings	410	-	410	737	-	737
Other strategic holdings	806	-	806	817	-	817
Total non-producing land	4,532	-	4,532	2,278	-	2,278
Totals	7,465	396	7,861	5,211	149	5,360

When redeveloping farmland, we assemble sufficient water rights necessary to sustain reliable fruit & vegetable production by:

-	purchasing suites of water rights, including surface flow, augmentation and storage rights,

-	refurbishing historical ditch systems and reservoirs to restore and upgrade their efficiency, and

-	negotiating with governmental water authorities the agreements necessary to sustain production.

When redeveloping farmland, we seek to optimize product yield, water efficiencies and labor inputs by deploying state-of-the-art methods and equipment which includes:

-	deep-plowing fields to loosen soil beds,

-	laser-leveling planting areas to optimize water and nutrient absorption and minimize runoff,

-	installing advanced irrigation facilities to increase water efficiencies, and

-	applying both organic and non-organic fertilizers and soil conditioners to enhance plant growth.

Redevelopment generally takes two to three years to transform fallow farmland into fruit and vegetable crop production.

Two Rivers Water & Farming Company -- 2013 Annual Report and 10K

In 2013 we formed a wholly owned subsidiary, for the purpose of purchasing and managing irrigated farmland for institutional investors and high net worth individuals. This enables us to expand our farming revenues without further diluting our shareholders.  Through the subsidiary we identify desirable irrigated farmland, purchase the farmland on behalf of an investor and lease the farmland.  The subsidiary helps us maintain control and management of desirable irrigated farmland in our areas of operation.  The subsidiary completed its first acquisition and lease back in December 2013, when an investor acquired 170 irrigated acres with senior water rights adjacent to our existing farm operations.  The property was previously used to grow feed crops and in 2014 we will grow fruits and vegetables.

Water

We own a portfolio of water rights in the Arkansas River Basin that we have obtained in connection with our purchases of irrigated farmland.  Colorado allocates water based on the Prior Appropriation Doctrine, whereby water rights are unconnected to land ownership.  The first person to use a quantity of water from a water source for a beneficial use has the right to continue to use that quantity of water for that purpose.  Subsequent users can use the remaining water for their own beneficial purposes provided that they do not impinge on the rights of previous users.  Water rights can be developed, managed, purchased and sold much like real property, and the seniority of water rights are a significant consideration when we acquire additional irrigated farmland.  Water rights include the ability to divert stream flow, build a storage reservoir, pump ground water and create augmentation water supplies to offset depletions of water taken out of priority.  Water rights can be developed, managed, purchased and sold much like real property, and the seniority of water rights are a significant consideration when we acquire additional irrigated farmland. For further information, please see “Regulation—Water.”

We intend to develop a wholesale water distribution business through the development of our irrigated farming operations.  By acquiring and converting irrigated farmland from feed crop production to fruit and vegetable production, we can afford to pay a higher price for water than a feed crop farmer.  As a result, we elevate the price of water creating incentives for farmers growing feed crops to grow fruits and vegetables for us, when their farm is suitable, or to sell their farms to us.  Additionally, the increased value of water creates incentives for farmers who have marginal farming operations to consider selling their water assets.

Our principal water rights include the following:

-
As noted above, through our acquisition of DFP we obtained 146 shares of the Bessemer Ditch Irrigation Company.  Bessemer Ditch Irrigation Company is a mutual ditch company that operates an irrigation canal on the main stem of the Arkansas River.  It has a headgate in the Pueblo Dam and delivers irrigation water for Two Rivers Water & Farming Company owns and operates various senior water rights in the Arkansas River Basin, which we use or plan to use to irrigate our farmland.  This diversified portfolio is made up of a combination of direct flow rights and storage rights.

-
As noted above, we acquired control of HCIC in order to use its water rights and facilities to supply some of our farmland with irrigation water.  The HCIC farmland became fallow in the mid-twentieth century when coal mines in Huerfano County, Colorado were shut down.  The coal mines had continuously pumped water from the Vermejo/Trinidad Formation, which contained a renewable underground aquifer that is fed by Sangre de Cristo Mountains snowmelt.  The U.S. Geological Service estimates that the Vermejo/Trinidad Formation contains an estimated 30 million acre-feet of relatively untapped, clean and renewable water.  HCIC owns the Cucharas and Huerfano Valley Reservoirs and two ditch systems located in Pueblo County, Colorado.  The HCIC ditch systems have the right to distribute water over approximately 40,000 acres in Pueblo County, Colorado.

-
The Orlando water rights include the senior-most direct flow water right on the Huerfano River, or #1 priority, along with the #9 priority and miscellaneous junior water rights.  The seniority of those water rights allowed the production of crops during the most recent drought.  The Orlando assets also include the Orlando Reservoir, which is situated on the Huerfano branch of the Huerfano River and has a storage capacity of 3,100 acre-feet.

An acre-foot of water is the amount of water required to cover one acre to a depth of one foot.  An acre-foot of water contains 325,851 gallons, generally considered enough water to supply two average households for a year.  Annual irrigation in Southeastern Colorado, depending on the crops, consumes approximately three to six acre-feet of water per acre of crop.

Two Rivers Water & Farming Company -- 2013 Annual Report and 10K

To date our water operations have focused principally on acquiring and developing water rights to support our farming efforts, including the farming operations of the network of farmers who grow crops for us, and we have  acquired our portfolio of water rights through the acquisition of farming assets.  By capturing water in reservoirs and releasing it later for irrigation purposes, we are able to retime the delivery of water through out the irrigation season and ameliorate some of the inconsistencies of seasonal and annual water availability for the farmland we manage.  Our revenues from leasing water totaled $40,000 in 2013 and $36,000 in 2012.

Augmentation Rights

Tributary ground water is any underground water that is hydraulically connected to a stream system and that influences the rate or direction of flow in that stream system.  Any new ground water diversions that are tributary to an over-appropriated stream system require augmentation to offset out-of-priority depletions.  In 2013 many well water users on the Arkansas River and its tributaries were unable to use their wells, as drought conditions made augmentation water unavailable.  In response, an augmentation provider requested that we assist in building a more efficient and plentiful augmentation supply.  We have begun developing additional augmentation sources in conjunction with that augmentation provider.  If successful, we will seek to enter into long-term supplemental augmentation leases with selected augmentation users.

Surface Rights

The following table presents our holdings of surface, or direct flow, water rights:

Structure	Elevation (Feet)	Priority No.	Appropriation Date	Consumptive Use (Acre-Feet)	Decreed Amount (Cubic Feet Per Second)
Butte Valley Ditch	5,909	1	5/15/1862	360	1.2
		9	5/15/1865		1.8
		86	5/15/1886		3.0
		111	5/15/1886		3.0
Robert Rice Ditch	5,725	19	3/01/1867	131	3.0
Huerfano Valley Ditch	4,894	120	2/02/1888	2,891	42.0
		342	5/01/1905		18.0
Bessemer Ditch Irrigation Company	4,600	2	4/01/1861	62,029*	2
		4	12/01/1861		20
		-	5/31/1864		3.74
		16.5	6/01/1866		3
		18	1/08/1867		2.5
		-	5/31/1867		5.13
		27	11/01/1870		1.47
		28	12/01/1870		3.40
		33.5	9/18/1873		2
		34.5	1/01/1876		3
		36	1/01/1878		.41
		40	5/05/1881		14
		41	6/20/1881		2
		42.5	3/01/1882		8
		55	5/01/1887		322
*         We own .01% of the outstanding shares of Bessemer Ditch Irrigation Company and therefore are entitled to .01% of its consumptive use.  The indicated 62,029 acre-feet is a 100-year average.  The 10-year average for consumptive use is 66,566 acre-feet, and the 5-year average is 57,362 acre-feet.

Two Rivers Water & Farming Company -- 2013 Annual Report and 10K

Storage Rights and Infrastructure

The following table presents our holdings of storage water rights:

Structure	Elevation (Feet)	Priority No.	Appropriation Date	Average Annual ield (Acre-Feet)	Decreed Amount (Acre Feet)	Operable Storage (Acre-Feet)
Huerfano Valley Reservoir	4,702	6	2/02/1888	1,424	2,017	1,000
Cucharas Valley Reservoirs*	5,570	66	3/14/1906	3,055	31,956.00	10,000
	5,705	66c	3/14/1906		34,404
Bradford Reservoir	5,850	64.5	12/15/1905	-	6,000	-
Orlando Reservoir # 2	5,911	349	12/14/1905	1,800	3,110	2,400
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

As part of our comprehensive water and farming system, we utilize storage reservoirs and ditches.  Reservoirs allow water owners to store their water and plan the water’s distribution throughout the growing season.  We currently own reservoirs associated with HCIC and Orlando, and we plan to develop additional reservoirs and augmentation ponds, also known as recharge ponds, in strategic locations in the Arkansas River watershed.  The development of storage reservoirs in the area will allow us to offer storage to other water users in the area.  Through water exchanges and other water-related transactions, the reservoirs can potentially increase and strengthen our existing water rights.

We are developing a recharge pond facility to supplement the irrigation water we receive from ditch companies.  Recharge consists of a series of ponds engineered to time water back to the river’s alluvium, or water table, over a certain period. Recharge ponds will allow the Company to pull water out of the alluvium of the river to irrigate their high-value irrigated vegetables during critical points of the irrigation season.

All of our reservoirs are used for irrigation in a similar manner to other reservoirs in the region, with the exception of Pueblo Reservoir, which was also constructed for flood control.  Direct flow rights generally are senior to most storage rights but typically do not divert early in the spring when storage rights fill.  The Arkansas River below Pueblo Reservoir operates a Winter Storage Program that re-allocates winter direct flow rights to storage in reservoirs from November 15 to March 15 each year.  The Bessemer Ditch has the ability to store water in the Pueblo Reservoir through the Winter Storage Program.

Because our water rights and operating structures are located at succeeding elevations in the watershed, the system moves water supplies from point of diversion, through storage, to place of use primarily by means of gravity, making our more economical to operate than systems requiring energy to pump water for beneficial use.

In order to use these rights and structures most efficiently, we have planned and begun to implement a program of renovation and integration.  For example, the Company began construction of new outlet works for the 1905 Orlando Reservoir in November 2011.  The work was completed and successfully tested in February 2012, approximately a year after we acquired Orlando.  Also in February 2012, we commenced reconstruction of the diversion structure, which takes water from the Huerfano River for storage in the Orlando reservoir, and to irrigate the Company’s nearby farmland.  Additional water facility renovation projects are planned on a phased basis as necessary to provide reliable irrigation for the Company’s expanding farming operations.

We currently have the operable right to store 15,000 acre-feet of water within the Huerfano and Cucharas Rivers watershed in three separate reservoirs.  When our reservoirs on the Huerfano and Cucharas Rivers have been fully restored, we will have the operable capacity and legal right to store in excess of 70,000 acre-feet of water.  Similarly, based on our portfolio of water rights, we have the right to divert from the natural flows of the two rivers in excess of 90 cubic feet per second.  Seasonal variability in the natural flow of the rivers, as well as the priorities of other water users in the system, limits our ability to divert the decreed amounts of water on a continuous basis.  Our current water rights produce a long-term average annual diversion of 15,000 acre-feet of water, which provides 10,000 acre-feet of consumptive use at the plant.

Two Rivers Water & Farming Company -- 2013 Annual Report and 10K

The 15,000 acre-feet average is based on a record period of more than 50 years and also relies on historic studies of these rights by a variety of engineers at various times.  It is common practice within the water industry in Colorado to use long periods of time to create reliable averages of water flow.  We believe that using averages relating to only recent years can be misleading because an average could be skewed if only one of those years was particularly dry or wet.  For example, in four out of the last ten years, there has been an extreme drought in our area of operations.  Due to this drought condition, our flow averages for the most recent ten, five and three years are 8,200 acre-feet, 10,500 acre-feet and 10,400 acre-feet, respectfully.  A similar request for the same averages for the decade beginning in 1980 would be result in averages of 5,900 acre-feet, 18,500 acre-feet and 17,200 acre-feet.

“Consumptive use” is the term for the portion of a water diversion right that is actually consumed by its beneficial use.  Where the beneficial use is agricultural irrigation, consumptive use represents the amount of water consumed by the irrigated crop or evaporated on the farm.  After deducting consumptive use from the amount of water diverted and applied to irrigation, the remainder is described as “return flow” to the system.  Such return flows are generally subject to appropriation downstream.  Only the consumptive use portion of a given water right is subject to transfer (that is, a change in the point of diversion, place of use, or purpose of use).  Therefore, water rights are often assigned monetary value based on the consumptive use portion.  Although consumptive use varies by crop, rainfall, temperature and other factors, in southeastern Colorado, crops generally consume about two acre-feet of applied water for each acre planted,, depending on the crops planted.  In order to provide that amount of consumptive use water, an irrigator must generally apply three acre feet of water (allowing for predictable return flow equal to about one-third of the applied water).  The Company measures its water rights both in terms of the amount of the diversion or storage right, as the case may be, but also in terms of the historic consumptive use.

Strategic Judicial Proceedings

In September 2011, we entered into a five-year lease with the Pueblo Board of Water Works for 500 acre-feet of water to be delivered to us annually by the Pueblo Board of Water Works.  We planned to use the water not only to support our farming operations but also to demonstrate the ability to store such water in our reservoirs through a judicially-approved exchange.  In September 2011 we filed a water court case (District Court, Water Division 2, Colorado) designed to improve the overall efficiency of our emerging system, including the ability to exchange water between the Arkansas River and our storage reservoirs.  This water court case, designated 11CW94, seeks approval of our plan to divert and store water even when our rights are not in priority by replacing the water downstream pursuant to the Pueblo Board of Water Works lease.  Although the water court’s ultimate approval to routinely carry out such an exchange awaits the completion of the judicial process, the Office of the State Engineer of Colorado administratively granted a temporary substitute water supply plan implementing such an exchange during the interim until the case is adjudicated.  Under the substitute water supply plan, we will be allowed to capture Huerfano River water for upstream storage and later use, even when our rights are not in priority.  To avoid injury to senior water rights, which have priority over our rights during the period of the exchange, the Pueblo Board of Water Works will release water pursuant to the replacement water contract upon our order.  By means of such exchanges, we plan to eventually integrate our water supply system with the overall water use and delivery systems served by the Arkansas River and its tributaries.  The Company plans to use the substitute water supply plan for augmentation.

Two Rivers Water & Farming Company -- 2013 Annual Report and 10K

Our Organizational Structure

Since we commenced operations as a farming-and-water company in 2009, we have built a corporate organizational structure that enabled us to raise capital for specific projects completed by our direct and indirect subsidiaries.  The following chart shows our corporate organization as of December 31, 2013:

On January 29, 2014, the board of directors approved a plan to reorganize our subsidiaries in a more integrated manner based on functional operations.  We formed a new company, TR Capital Partners, LLC or TR Capital, which issued all of its Common Units to Two Rivers Water & Farming Capital.  TR Capital then initiated the transactions described below under “Placement of Preferred Units.”  Following the completion of those transactions in mid-2014, we expect that TR Capital and our other direct and indirect subsidiaries (excluding HCIC Holdings, LLC and Huerfano-Cucharas Irrigation Company) will enter into a series of related transactions as the result of which assets and operations of such other subsidiaries will be transferred to TR Capital.  As a result of those transactions, TR Capital would operate all of the operations formerly conducted by those subsidiaries.  The following chart shows our expected corporate organization following completion of the anticipated transactions among our subsidiaries, as well as the principal operating areas to be managed by TR Capital:

Two Rivers Water & Farming Company -- 2013 Annual Report and 10K

Placement of Preferred Units

TR Capital entered into a Membership Interest Purchase Agreement dated as of January 31, 2014, or the Purchase Agreement, in connection with a private placement of up to 32,500,000 of TR Capital’s Preferred Units.

From February 1, 2014 through February 6, 2014, certain investors, whom we refer to as the initial investors, subscribed to purchase a total of 17,973,536 of TR Capital’s Preferred Units at a purchase price of $0.70 per Preferred Unit for a total purchase price of $12.6 million, of which $6.0 million is payable in cash and the balance is payable by delivery of Qualified Assets, which consist of outstanding securities previously issued by us or one of our subsidiaries (other than HCIC Holdings, LLC and Huerfano-Cucharas Irrigation Company).

One-half (8,986,768) of those Preferred Units were issued upon the initial investors’ execution of the Purchase Agreement, for consideration consisting of 3.0 million in cash (including $1.3 million of cash received by TR Capital from bridge promissory notes that were issued to certain of the initial investors on December 31, 2013 and that converted into Preferred Units upon execution of the Purchase Agreement) and $3.3 million in Qualified Assets.

The initial investors are obligated to purchase an additional 8,986,768 Preferred Units on June 30, 2014, for consideration consisting of $3.0 million in cash and $3.3 million in Qualified Assets.

Net cash proceeds from the sale of Preferred Units under the Purchase Agreement will be applied for TR Capital’s general corporate purposes, including the purchase, construction and operation of irrigated farmland and water assets.  Under the Purchase Agreement, TR Capital may issue and sell up to an additional 14,526,464 Preferred Units on or before September 1, 2014 in exchange for Qualified Assets, but not for cash.

Two Rivers Water & Farming Company -- 2013 Annual Report and 10K

TR Capital’s Limited Liability Company Agreement dated as of January 31, 2014 provides that holders of Preferred Units generally will be entitled to receive distributions each fiscal year in an amount equal to the lesser of (a) 12% of the Preferred Unit holders’ aggregate capital contributions and (b) TR Capital’s Adjusted Gross Margin (as defined) for such fiscal year, provided that, regardless of TR Capital’s operating results, Preferred Unit holders will be entitled to a minimum distribution for each full fiscal year equal to 8% of their aggregate capital contributions, payable in equal quarterly installments.  If TR Capital’s Adjusted Gross Margin for a fiscal year is less than 12% of the Preferred Unit holders’ aggregate capital contributions, the shortfall will not be payable in any subsequent fiscal year.  Distributions for the Preferred Units issued or issuable to the initial investors will total between $1.0 million (8% of $12.6 million) and $1.5 million (12% of $12.6 million) for a full fiscal year, depending upon TR Capital’s operating results for that fiscal year.  Distributions for fiscal year 2014 will be pro rated for the portion of the year for which Preferred Units are outstanding.

Pursuant to an Exchange Agreement we entered into with Preferred Unit holders on January 31, 2014, or the Exchange Agreement, a holder may exchange a Preferred Unit at any time for consideration consisting of (a) accrued but unpaid preferred distributions on such Preferred Unit through the exchange date (calculated as described above), (b) one share of our common stock and (c) a warrant to purchase one-half share of our common stock at a price of $2.10 per share.  In addition, TR Capital may require (with limited exceptions) each of the outstanding Preferred Units to be exchanged for such consideration at any time after January 31, 2017 at which (a) for a period of 20 trading days, at least 250,000 shares of our common stock have been traded on a national securities exchange for a closing price of at least $3.00 and (b) a registration statement filed by us with the SEC is effective with respect to the shares of our common stock, including shares purchasable pursuant to warrants, issuable in connection with such exchanges.  Each warrant generally will be exercisable at any time on or before January 31, 2019 (regardless of the warrant’s issue date), subject to our right to redeem the warrant at any time after January 31, 2017 subject to the conditions described in the preceding clause (a) and to a registration statement having been filed and being effective with respect to the shares issuable pursuant to such warrant.  Under the Exchange Agreement, we also granted holders of Preferred Units one-time demand registration rights, under which we may be required to file a registration statement covering shares of our common stock (including shares subject to warrants) issued or issuable upon exchanges of Preferred Units.  As the result of the issuance of Preferred Units to the initial investors, we are obligated to issue and deliver to those investors, upon exchange of those Preferred Units, up to 17,973,536 shares of common stock together with warrants to purchase an additional 8,986,768 shares of common stock.  We currently expect to hold for investment any and all Preferred Units of TR Capital we receive in exchange for our common stock and warrants, and we would be entitled to receive distributions on those Preferred Units pro rata with other holders of Preferred Units.

Corporate Information

Two Rivers Water & Farming Company is a Colorado corporation with principal executive offices at 2000 South Colorado Boulevard, Tower 1, Suite 3100, Denver, Colorado, and our telephone number at that address is (303) 222-1000. Our website address is http://www.2riverswater.com. The information on our website is not part of this Form 10-K.

Sales

The produce industry, like many other industries, is built on relationships that take place over time and involve a great deal of trust. Our produce relationships were built exactly this way; Dionisio Farms and Produce marketing relationships go back 20 years.  Contracts are negotiated on a yearly basis before planting begins.  At the beginning of the year, we reach out to our vendors to see what their needs are going to be for that year and plant to their needs. Once it is planted, the contract has been finalized with the agreed upon amount and price.  About 10% of the produce we grow does not have a contract, and will be sold to other vendors who contact us for product.

We also have a network of growers that grow produce for us.  Once our produce contracts are finalized, and our planting schedule for the year is complete, we reach out to our growers to ask them to plant the remaining crops we need.  As people in the area become aware of our operation, they are signing up to grow for us.

Two Rivers Water & Farming Company -- 2013 Annual Report and 10K

Competition

The rights to use water in Colorado have been fully appropriated to beneficial uses (such as agriculture irrigation and municipal and industrial applications) under court decrees and state regulation according to the prevailing Prior Appropriation Doctrine in which more senior (older) water rights take precedence in times of shortage over junior (newer) water rights. Notwithstanding significant conservation, growth in Colorado with related incremental demands for water has made the rights to divert, convey, store and use water relatively scarce and valuable.  There is significant competition for the acquisition and beneficial use of historic water rights.  Many competitors for the acquisition of such rights have significantly greater financial resources, technical expertise and managerial capabilities than the Company and, consequently, we could be at a competitive disadvantage in assembling, developing and deploying water assets required to support our businesses.  Competitors’ resources could overwhelm our efforts and cause adverse consequences to our operational performance.  To mitigate such competitive risks, the Company concentrates its efforts in the Huerfano and Cucharas Rivers watershed where its local knowledge and control of a portfolio of water rights, storage facilities, distribution canals and productive farmland creates a somewhat protected geographic niche.  To further mitigate competitive risk, the Company strives to actively engage with both the farming and the water communities in southeastern Colorado to explore strategies for cooperatively addressing challenges and opportunities faced by those communities—particularly to address the 130,000 acre-foot shortfall in water supplies on the Front Range, without taking valuable farmland out of production.

The Company also acquires farmland through outright purchase with the intent to hold and manage, purchase with the intent to resell to investors with the Company managing farm production, and from leases, preferably long term.  There is growing competition for acquisition of farmland.  Many purchasers of farmland have greater financial resources than Two Rivers.  Two Rivers’ advantage is its built-in infrastructure for the processing, shipping and marketing of produce.

Regulation

Farming

We are subject to a variety of federal, state and local laws that govern various aspects of our business, including:  laws regulating the cultivation, processing, handling, storage, transport and sale of our products, laws restricting the use and ownership of land, including laws regulating the acquisition or leasing of rural properties by certain entities and individuals, and rules and regulations governing a variety of environmental, health and safety matters.  In addition, we are subject to other laws and government policies governing or affecting the food and agriculture industries, including legal requirements for food and feed safety.

To continue to operate and expand our operations, we must obtain and maintain numerous permits, licenses and approvals from governmental agencies.  Our facilities are subject to periodic inspection by governmental agencies.

From time to time, agricultural production shortfalls in certain regions and growing demand for agricultural commodities for feed, food and fuel use have caused prices for soybeans, vegetable oils, sugar, corn and wheat to rise.  High commodity prices and regional crop shortfalls have led, and in the future may lead, governments to impose price controls, tariffs, export restrictions and other measures designed to assure adequate domestic supplies or mitigate price increases in their domestic markets, as well as to increase the scrutiny of competitive conditions in their markets.

Our business could be adversely affected in the future by national regulation or taxation of greenhouse gas emissions.  The U.S. Environmental Protection Agency has adopted regulations requiring the owners of certain facilities to measure and report their greenhouse gas emissions, and has initiated a process to regulate these emissions under the Clean Air Act.  We cannot at this time assess or estimate the potential impact of any future greenhouse gas emission legislation or regulations on our business.  Potential consequences could, however, include increases in our costs of energy, transportation and raw materials and requirements for additional investments in our facilities and equipment, all of which could have a material adverse effect on our operating results and cash position.

Two Rivers Water & Farming Company -- 2013 Annual Report and 10K

Water

Background

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

Along the Front Range of Colorado, water is a scarce and valuable resource.  Natural precipitation varies widely throughout the year and from one year to another.  Rivers, which fill, and sometimes flood, with the spring melt from the mountain snowpack, may be refreshed only with the occasional thunderstorm in the heat of the summer growing season.  Annual precipitation also varies between surplus and drought.  Additionally, the large majority of Colorado’s population resides on the Front Range (east of the Continental Divide) while the large majority of the State’s precipitation falls on the Western Slope (west of the Divide).  Over time, many communities, farms and enterprises developed trans-mountain diversions to bring more water to the Front Range.  Precipitation on the Front Range, and water diverted from the Western Slope, drain to the Mississippi River through the South Platte and Arkansas Rivers.  Water on the Western Slope drains through the Colorado River.  All of the State’s rivers are administered pursuant to interstate compacts with neighboring states.  As a result of the variability of Colorado’s hydrology, its arrangements for diversions, storage and beneficial use, and its obligations to downstream states, Colorado has developed an integrated and complex water rights administration system.

In Colorado and the Western United States, the right to use water is based on the Prior Appropriation Doctrine, which is often referred to as “first in time, first in right.”  Under this doctrine, water use is allocated to satisfy the oldest (“most senior”) water right before water is allocated to the next water right in historic chronology (a “junior water right” in comparison to a water right perfected earlier).  Moreover, in Colorado, water rights and their relative priorities are protected by judicial decrees and are administered by the Office of the State Engineer, or the State Engineer, within the Colorado Department of Water Resources.  The ability to consistently irrigate farmland, and thus avoid the inconsistencies of rainfall, is therefore tied to the relative seniority of historic water rights.  Two Rivers is focused on developing irrigated farmland and maximizing beneficial use of the water rights associated with that farmland.

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

Administration of Water Rights

In addition to the intra-state administration of water flowing in its rivers, Colorado also has inter-state water administration responsibilities because each of its major rivers (the Colorado, the North Platte and the Arkansas) is governed as well by interstate compacts with downstream states.  These compacts are subject to judicial review, interpretation and enforcement under the original jurisdiction of the U.S. Supreme Court to resolve disputes among the states.  In 1948, Colorado and Kansas reached an agreement that apportioned the water of the Arkansas River; Colorado was apportioned 60% of the water while Kansas is apportioned 40% of the River’s flow.  In order to comply with Colorado’s obligations under the Arkansas River Compact, therefore, water rights on the Arkansas and its tributaries (including the Huerfano and Cucharas Rivers) are administered to assure the Compact-required water flows at the Colorado-Kansas state line.  When necessary, Colorado’s in-state uses are curtailed, in order of priority, to assure compliance with the Compact.

Two Rivers Water & Farming Company -- 2013 Annual Report and 10K

The interstate compacts (beginning with the Colorado River Compact of 1922) increased Colorado’s need to husband its apportioned water to meet the needs of its growing population along the Front Range.  Trans-basin diversions (primarily tunnels and canals) were developed, under the Prior Appropriation Doctrine, to divert water from one watershed for conveyance to and use in another.  Mainly, water from the Colorado River Basin, west of the Continental Divide, was diverted east to meet the water needs along the earlier developing Front Range by so-called “conservancy districts”.  These projects began in the 1930’s and, although many have been in operation for decades, and some remain incomplete.  Increasingly, further trans-basin diversions are limited not only by competing appropriative water rights in the basins of origin but also by increasingly stringent environmental restrictions.

Stymied in their attempts to import additional surface water from distant watersheds, some municipalities and water providers began to rely on inherently unsustainable ground water “mining” (depleting aquifers for current consumption at a rate in excess of the rate at which natural recharge occurs).  After decades of such ground water mining, many of the aquifers on the Front Range have been severely depleted.  Some municipalities also purchased farms with water diversion rights and then ceased irrigating the farmland, transferring the water to their urban uses.  Because neither the practice of ground water mining nor the practice of “buying up and drying up” farmland is sustainable, Colorado law has placed limits and regulations on both practices.

Recognizing the need for additional water sources along the Front Range, the Colorado Water Conservation Board published its 2050 Municipal and Industrial Gap Analysis in 2011.  This report estimates that the Arkansas and South Platte Basins (essentially the Front Range) will have a combined average annual supply shortage of 130,000 acre-feet of water by 2050.  The difficulty and expense of incremental trans-mountain diversions coupled with the unsustainability of ground water mining and agricultural-to-urban transfers—as documented by the Colorado Water Conservation Board—motivates Front Range water purveyors to address the projected gap and to identify and develop inherently scarce renewable sources of water.

As early as 2005, the Colorado General Assembly created basin roundtables to convene regional water purveyors to address the looming municipal supply gap.  The roundtables were charged to identify “projects and methods to meet the consumptive and non-consumptive needs of the basin.” (Colorado House Bill 05-1177).  The potential solutions include Identified Plans and Process or IPPs, Conservation, New Supply Development and Alternatives to Agricultural Transfers.

The Arkansas River Basin Roundtable has only a few IPPs to meet the water supply gap identified in its basin.  The most significant of the Arkansas Basin IPPs is the Southern Delivery System, an $800 million, 62-mile water supply pipeline and associated pumping plants currently under construction by a consortium of four regional water purveyors including Colorado Springs. These purveyors will use a portion of the capacity in the Southern Delivery System to transport water made available to each of them under their respective contracts with the U.S. Bureau of Reclamation.  The Southern Delivery System connects the U.S. Bureau of Reclamation’s Pueblo Reservoir on the Arkansas River, the point of delivery under the U.S. Bureau of Reclamation contracts, with the purveyors’ service areas

In order to address a portion of the identified gap between forecast supply and demand within the Arkansas Basin and to provide a substitute source of water for Front Range communities that are too reliant on depleted ground water aquifers, the design and planning for the Southern Delivery System anticipate that other water purveyors will subscribe for pipeline capacity to transport renewable water supplies to their service areas.

Employees

At March 18, 2014, we had 11 full-time employees, of whom 4 were employed at our Denver headquarters and 7 were employed in our farming and water operations.  None of our employees is covered by a collective bargaining agreement.  We consider our relationship with our employees to be good.

Two Rivers Water & Farming Company -- 2013 Annual Report and 10K

Available Information

We file reports with the SEC, which we make available on our website free of charge. These reports include annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to such reports, each of which is provided on our website as soon as reasonably practicable after we electronically file it with the SEC.  You can also read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, DC 20549. You can obtain additional information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains a website (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us.

Two Rivers Water & Farming Company -- 2013 Annual Report and 10K

Risk Factors Relating to the Company and Our Business

Our farming and water operations require significant capital expenditures.

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

The Company has little operating experience in the farming business in Colorado.  Two Rivers to date has farmed 482 acres during the 2012 growing season and 820 acres during the 2013 growing season.  Therefore, the Company’s business plan should be considered highly speculative.  This risk factor is somewhat mitigated by the fact that Dionisio Farms & Produce, which was acquired by the Company during 2012, has a long operating history.  Although Dionisio Farms & Produce has a long operating history, Two Rivers has managed the farms irrigated by the Bessemer Ditch and the related produce business for less than one year.

Two Rivers was formed in December 2002.  Two Rivers entered the real estate market in 2007 with a focus on residential mortgages.  In 2009, Two Rivers began liquidation of its operations and assets in the residential mortgage market and entered into the water and farming businesses. Because of drought conditions in southeastern Colorado and because the Company’s reservoirs and other water infrastructure were undergoing refurbishment, the Company did not produce significant crops or farm revenue during 2011.  The farmland irrigated by the Bessemer Ditch, which was acquired or leased in 2012, produced significant crops during a drought in both 2011 (prior to their acquisition) and 2012 (subsequent to acquisition and lease).

We may have insufficient funds to develop our farming business.

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

There is no assurance that the Company will operate profitably. There is no assurance that the Company will generate revenues or profits.  The Company has not been profitable in the past and has an accumulated deficit of almost $48 million.  During the year ended December 31, 2013, the Company incurred a net loss of $5,050,000, and during the year ended December 31, 2012 the Company recognized a net loss of $14,549,000.

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

Two Rivers Water & Farming Company -- 2013 Annual Report and 10K

Dry weather or droughts may adversely affect the collection of our water and ability to grow crops.

Water to grow our crops is obtained from rainfall, surface runoff, stream flows and ground water.  In dry years or droughts, less water may be available to supply our farmlands and less water may be available for sale/lease, which could substantially impact revenues and cause losses.  The risk of water shortages is mitigated, however, by the seniority of our water rights and the availability of supplemental ground water to support consistent irrigation even during cyclical dry conditions.  Dry weather and drought contributed to decisions not to farm in 2011.  Such conditions will occur from time to time in the future and will affect the results of our operations. The irrigated farmland of the Company acquired in 2012 produced significant crops during a drought in 2011 through 2013.

The adequacy of our water supplies depends upon a variety of uncontrollable factors.

An adequate water supply is necessary for our farming business to be profitable.  Our farming business is located where dry-farming is not profitable.  The adequacy of our water supplies varies from year to year depending upon a variety of factors, including:

- Rainfall, runoff, flood control and availability of reservoir storage,

- Availability of water in the Arkansas River watersheds,

- The amount of useable water stored in reservoirs and ground water basins,

- The amount of water used by our customers and others,

- Water quality, and

- Legal limitations on production, diversion, storage, converyance and use.

Population growth and increases in the amount of water used in urban areas have caused increased stress on surface water supplies and ground water basins.

We obtain our water supply from the Arkansas, Cucharas and Huerfano Rivers.  Our water supply and storage may be subject to interruption or reduction if there is an interruption or reduction in water supplies available to us.  Our supply and storage business is dependent upon our ability to meet the requirements of the Colorado Water Engineer’s office regarding our water rights priorities.

Water shortages may:

- adversely affect our supply mix, for instance, causing increased reliance upon more expensive water sources, or

- adversely affect our operating costs, for instance, by increasing the cost to purchase or lease required water.

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

Two Rivers Water & Farming Company -- 2013 Annual Report and 10K

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

Two Rivers Water & Farming Company -- 2013 Annual Report and 10K

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

Two Rivers Water & Farming Company -- 2013 Annual Report and 10K

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013, and this assessment identified material weaknesses in our internal control over financial reporting.  As a result, our management concluded that our internal control over financial reporting is not effective as of December 31, 2013.

Risk Factors Related to Ownership of Common Stock

We may in the future issue more shares, which could cause a loss of control by present management and current shareholders and/or dilution to investors.

There may be substantial dilution to our shareholders as a result of future decisions of our Board to issue shares without shareholder approval for cash, services, or acquisitions at prices solely determined by our Board.  Additionally, upon issuance, such shares could represent a majority of the voting power and equity of the Company. The result of such an issuance would be those new shareholders and management would control the Company, and persons unknown could replace management at such time.

Our common shareholders could face substantial potential dilution from outstanding preferred stock, warrants, and unvested Restricted Stock Units.

As of December 31, 2013, we had 24,879,549 shares of common stock outstanding.  In late 2012, debt-holders of the Company and its subsidiaries converted their debt to preferred shares in the Company and its subsidiaries, respectively.  This includes the Bridge Loan, Series A (F-1) and Series B (F-2) debt. See Note 4 to the Financial Statements entitled “Notes Payable”.   The preferred shares convert, on a one to one basis, to common shares of the Company.  Debt-holders were also given warrants to purchase common stock in the Company.  If the preferred shareholders converted their preferred shares and converted their warrants, the Company would issue up to an additional 16,524,255 common shares.

Two Rivers Water & Farming Company -- 2013 Annual Report and 10K

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

Shareholders should be aware that, according to the SEC, the market for penny stocks has suffered in recent years from patterns of fraud and abuse.  Such patterns include (i) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer, (ii) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases, (iii) “boiler room” practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons, (iv) excessive and undisclosed bid-ask differentials and markups by selling broker-dealers, and (v) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, causing investor losses.  Our management is aware of the abuses that have occurred historically in the penny stock market.  Although we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to our securities.

Rule 144 sales of our shares in the future may have a depressive effect on our stock price.

All of the outstanding shares of common stock held by our present officers, directors, and affiliate shareholders are “restricted securities” within the meaning of Rule 144 under the Securities Act of 1933, as amended.  As restricted shares, these shares may be resold only pursuant to an effective Registration Statement or under the requirements of Rule 144 or other applicable exemptions from registration under the Act and as required under applicable state securities laws. Rule 144 provides in essence that a person who has held restricted securities for six months may sell without restriction, except for affiliates which, under certain conditions, may sell every three months, in brokerage transactions, a number of shares that does not exceed the greater of 1.0% of a company’s outstanding common stock or the average weekly trading volume during the four calendar weeks prior to the sale.  There is no limit on the amount of restricted securities that may be sold by a non-affiliate after the owner has held the restricted securities for a period of six months.  A sale under Rule 144 or under any other exemption from the Act, if available, or pursuant to subsequent registration of shares of common stock of present shareholders, may have a depressive effect upon the price of our common stock in any market that may develop.

Two Rivers Water & Farming Company -- 2013 Annual Report and 10K

There may be substantial dilution to our shareholders as a result of future decisions of our Board to issue shares without shareholder approval for cash, services, or acquisitions at prices determined solely by our Board in the exercise of their business judgment.

Our stock is thinly traded and as a result shareholders may be unable to sell at or near ask prices or at all.

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

ITEM 1B.   UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  DESCRIPTION OF PROPERTIES

Our corporate headquarters are located in Denver, Colorado, where we lease 1,775 square feet of office space pursuant to a lease agreement that will expire in June 2015.  We believe that our current office facilities will be sufficient to meet our operational needs for the remainder of the existing lease term and that, upon the expiration of our current lease term, we will be able to extend our lease or lease suitable replacement office space as needed on acceptable, commercially reasonable terms.

We purchase and lease land as an integral part of our farming-and-water business. We operate in the combined watershed area of the Huerfano River and Cucharas River in the Arkansas River Basin, an area encompassing 1,860 square miles on the southern Front Range in Colorado.  We own a total of 7,465 acres of land that we acquired in 2009 through 2012.  In 2013, we leased an additional 95 acres of land pursuant to a leases that expires in December, 2032.  In December 2013, we entered into a lease of 301 acres that expire December 2018. Short term leases (year-to-year) are not part of this table.  The following table provides a breakdown, by county, of the location of the land we owned and leased as of December 31, 2013:

	Acres Under Management
	As of December 31, 2013
County (Colorado)	Owned	Leased	Gross
El Paso	2,584	-	2,584
Huerfano	1,980	-	1,980
Pueblo	2,900	396	3,296
Totals	7,465	396	7,861

Two Rivers Water & Farming Company -- 2013 Annual Report and 10K

Please see “Item 1.  Business—Our Operations—Farming” for a description of our principal uses of the properties we manage, including a breakdown, by acres, of the uses and purposes of the land we owned and leased as of December 31, 2013 and 2012.

ITEM 3.  LEGAL PROCEEDINGS

Management is not aware of any legal proceedings that it would consider material and that name the Company or any of its subsidiaries as defendants.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

Two Rivers Water & Farming Company -- 2013 Annual Report and 10K

PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Price Range of Common Stock

Our common stock is traded in the over-the-counter market on the OTC Bulletin Board maintained by the Financial Industry Regulatory Authority, or FINRA.  On September 17, 2007, our common stock began trading on the over-the-counter bulletin board.  On October 13, 2010, our common stock began trading on the over-the-counter QB market. The current symbol for the common stock is “TURV.”

The following table sets forth the range of high and low bid quotations for the common stock during each quarter of 2013 and 2012. The quotations were obtained from information published by FINRA and reflect inter-dealer prices, without retail mark-up, mark-down or commission and do not necessarily represent actual transactions.

	High	Low
2013
Quarter ended December 31	$0.90	$0.64
Quarter ended September 30	1.04	0.67
Quarter ended June 30	1.35	1.00
Quarter ended March 31	1.50	1.10

2012
Quarter ended December 31	$1.65	$0.99
Quarter ended September 30	1.81	1.50
Quarter ended June 30	1.80	0.90
Quarter ended March 31	1.80	1.10

As of December 31, 2013, there were approximately 1,100 holders of record of record. We estimate that there are approximately 800 beneficial shareholders.  In many instances, a registered shareholder is a broker or other entity holding shares in street name for one or more customers who beneficially own the shares.

Our transfer agent is Broadridge, 1717 Arch St., Ste. 1300, Philadelphia PA 19103, phone: (215) 553-5400.

Dividends on Common Stock

We have never paid any cash or stock dividends to shareholders.  There are no restrictions which would limit our ability to pay dividends on common equity or that are likely to do so in the future.  The Colorado Revised Statutes, however, do prohibit us from declaring dividends where, after giving effect to the distribution of the dividend, (i) we would not be able to pay our debts as they become due in the usual course of business, or (ii) our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

Penny Stock Regulation

Broker-dealer practices in connection with transactions in “penny stocks” are regulated by certain penny stock rules adopted by the SEC. Penny stocks generally are equity securities with a price of less than $5.00.  Excluded from the penny stock designation are securities registered on certain national securities exchanges or quoted on NASDAQ, provided that current price and volume information with respect to transactions in such securities is provided by the exchange/system or sold to established customers or accredited investors.

The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in connection with the transaction, and the monthly account statements showing the market value of each penny stock held in the customer’s account.  In addition, the penny stock rules generally require that prior to a transaction in a penny stock, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction.

Two Rivers Water & Farming Company -- 2013 Annual Report and 10K

These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for our securities which are subject to the penny stock rules.  Thus, investors may find it more difficult to sell their securities.

Recent Sales of Unregistered Securities

In 2013 we issued the following unregistered securities:

- In February 2013 we issued 179,348 shares of common stock to a consultant for work performed in 2012.

- In February 2013 we issued 85,000 shares of common stock to the independent members of the Board of Directors in exchange for Board services rendered in 2012.

- In March 2013 we issued 200,000 shares of common stock to a consultant for investor relations work performed in first quarter, 2013.

- In March 2013 we issued 100,000 shares of common stock to an independent member of the DFP Board of Directors in exchange for Board services rendered in 2012.

- In April 2013 we issued 200,000 shares of our common stock to an investor relations firm for services.

- In June 2013 we returned 3,002 shares of our common stock from a profit sharing plan that was no longer in effect to our authorized but unissued common stock.

- In July 2013 we retired 100,000 shares of our common stock that we received from a settlement of a legal action.

- In December 2013 we issued 190,000 shares to current and past employees under our 2011 Long Term Incentive Plan.

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

ITEM 6.  SELECTED FINANCIAL INFORMATION

Not applicable.

Two Rivers Water & Farming Company -- 2013 Annual Report and 10K

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto and the other financial information included elsewhere in this report.  This discussion contains forward-looking statements that involve risks and uncertainties.  Our actual results could differ materially from those anticipated in these forward looking statements as a result of any number of factors, including those set forth under “Risk Factors” and elsewhere in this report.

Plan of Operations – Overview

Currently, there is a significant arbitrage between the value of irrigation water and municipal water in the semi-arid regions of the southwestern United States.  The arbitrage is amplified by a predicted water supply shortage for municipalities in the near future.  The arbitrage results in a 5-10 fold increase in the price of municipal water over irrigation water.  First generation western water business models attempted to capture the arbitrage by “buying and drying” irrigated farmland in order to sell the irrigation water to municipalities.  The practice fallowed some of the most productive irrigated farmland and decimated entire agricultural communities.  The buy and dry model failed to generate any significant revenues and earnings for investors as political and legal challenges developed.  The buy and dry model became politically, economically and legally untenable.  In the late 19th century, 85% of all water rights were granted to and are still primarily held by agriculture interests.  Since then, populations have increased and people have moved from the farm to the city.  This has resulted in a water shortage for municipalities, for which there must be a solution.  Two Rivers has developed a more viable and sustainable solution than the buy and dry practices of the past.

Our business model reinvigorates, rather than decimates, agricultural communities and provides excess water to municipalities through market forces.  Our core business converts irrigated farmland, which is marginally profitable growing low value feed crops, into highly profitable irrigated farmland growing high yield, high value, fruit and vegetable crops.   Fruit & vegetable crops generate six times the revenue of feed crops with better margins.  As a result of our higher revenue and better margins, we can afford to and are willing to pay a higher price for water.  As the price of water increases, so does the supply.  Farmers receive more for their crops and water.  Municipal consumers pay more for excess water and make better water choices.  The water arbitrage shrinks.  Water supply and demand reaches equilibrium.  Market action, between satisfied buyers and sellers from both the agricultural and municipal communities, rather than insurmountable political and legal processes, is the driving force of our business.

Our financial returns far outpace the revenues and margins generated by first generation western water business models.  In the agricultural communities where we operate, we create new and better paying jobs for farming, marketing, handling and processing vegetables.  In the municipal communities, we provide wholesale water not necessary for our core business, agriculture.  We concentrate our acquisitions on water rights and infrastructure that are, in part, owned by municipalities, thereby letting the municipalities do the heavy legal and political lifting necessary to obtain excess water.

We generated farm revenues of $2.0 million in 2013, more than doubling from $979,000 in 2012.  We had no farm revenues in 2011.  In 2013 we farmed a total of 1,385 gross acres, of which 868 gross acres (820 net acres) were planted and 517 acres received federal crop insurance due to drought conditions.  A total of 690 of the 1,385 gross acres were irrigated, and we owned 1,242 of the 1,385 acres and leased the remaining 95 acres.  Our crop production consisted of cabbage, pumpkins and squash grown for human consumption, as well as feed crops, such as alfalfa, corn, oats and sorghum, planted as part of our crop rotation practice.  Our produce marketing operations package and ship produce for our farms and for a network of farmers who grow crops for us, and to date we have sold our fruits and vegetables principally to national accounts through our wholly owned subsidiary Dionisio Farms & Produce.

In 2009, we began acquiring and developing irrigated farmland and associated water rights and infrastructure.  As of December 31, 2013, we own 7,465 gross acres.  Gross acres owned increased from 5,211 gross acres at December 31, 2012 and 4,600 gross acres at December 31, 2011.  We will seek to expand our holdings by strategically acquiring or leasing irrigable farmland in the Arkansas River Basin.  We intend to develop and bring into production more of our currently held gross acres as we acquire additional water rights. We also expect to increase the variety of crops we produce as we continue to expand our farming operations.

Two Rivers Water & Farming Company -- 2013 Annual Report and 10K

Colorado allocates water based on the Prior Appropriation Doctrine, whereby water rights are unconnected to land ownership.  The first person to use a quantity of water from a water source for a beneficial use has the right to continue to use that quantity of water for that purpose.  Subsequent users can use the remaining water for their own beneficial purposes provided that they do not impinge on the rights of previous users.  Water rights can be developed, managed, purchased and sold much like real property, and the seniority of water rights are a significant consideration when we acquire additional irrigated farmland.  Water rights include the ability to divert stream flow, build a storage reservoir, pump ground water and create augmentation water supplies to offset depletions of water taken out of priority.  To date, our water operations have focused principally on acquiring and developing water rights to support our farming efforts, including the farming operations of the network of farmers who grow crops for us.  Our revenues from leasing water totaled $40,000 in 2013 and $36,000 in 2012.  We intend to expand our portfolio of water rights in the future to not only support our expanding farm operations, but also to lease and sell water to other users in the Arkansas River Basin.

In 2014 we have initiated a corporate restructuring pursuant to which we intend to organize all of our operations, other than those of our 95%-owned subsidiary Huerfano-Cucharas Irrigation Company or HCIC, under the control of a newly formed subsidiary, TR Capital Partners, LLC, or TR Capital.  This restructuring will better reflect our emphasis on acquiring and operating irrigated farming and water distribution activities under our integrated business model.  As described under “Our Organizational Structure,” Two Rivers Water & Farming Company owns all of the Common Units of TR Capital and outside investors, who are investing $6.0 million in cash and exchanging outstanding preferred and convertible securities of Two Rivers Water & Farming Company and its subsidiaries, will receive Preferred Units that are entitled to distributions and are exchangeable for common stock and warrants of Two Rivers Water & Farming Company.

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

In 2013, the Company focused on utilizing its existing farming assets by bringing more of its owned land and additional leased farmland into production.  Strategic land was acquired in El Paso County, east of Colorado Springs, for $1,250,000.  Presently this land is used as grazing land.

Financing

The Company has aggressively expanded operations relying on various funding mechanisms, which include debt, convertible debt and equity capital.  Since inception, the Company has raised and invested over $45 million acquire, improve and integrate farm/water assets necessary to support its business.

In 2012, DFP offered 2,500,000 of its preferred shares in a private placement which was fully subscribed at its close in early 2013.  Each preferred share was offered with a warrant to purchase a common share of the Company, to form a unit, which was sold at $2.00.  The offering generated net proceeds of $4,621,000.  Proceeds of the offering were used as follows  (1) reimbursement to the Company of $630,000 for the Dionisio first closing in June, 2012, net of bank financing, (2) completing the second stage closing of the Dionisio purchase transaction in November, 2012 of $900,000 which is net of seller carry back, (3) purchase of a neighboring farm for $56,000 plus assumption and new debt, (4) a loan of $1,000,000 to the Company, and (5) the remainder of $2,035,000 as working capital and reserves.

Two Rivers Water & Farming Company -- 2013 Annual Report and 10K

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

The F-1 Preferred and F-2 Preferred also include two dividends: (1) Cumulative 8% Annual Dividend, and (2) 25% Annual Net Profits Participation Dividend.  Under the Cumulative 8% Annual Dividend, holders of the preferred shares of the F-1 and F-2 will be entitled to receive an annual dividend, when and if declared by their respective Board of Directors, at the rate of 8% per annum.  Under the 25% Annual Net Profits Participation Dividend, F-1 and F-2 Preferred holders will be entitled to receive an annual cumulative dividend, when and if declared, on a pro rata basis, equal to 25%, on a fully converted basis, of the Annual Net Profit from their respective entities.  Annual Net Profit is defined as the respective entity’s earnings (as defined by U.S. GAAP) less interest payments and the 8% dividend set forth above and estimated income taxes owed.

In December 2012, the Company offered the holders of its Bridge Loan convertible debt the opportunity to convert their debt into preferred shares of the Company and receive warrants to purchase common shares of the Company.  The Company created a series of preferred stock designated as Series BL Convertible Preferred Stock (the “BL Preferred”).  Each share of the BL Preferred can be converted into one share of common stock of Two Rivers.  For every two shares of the BL Preferred, a warrant to purchase one common share of the Company was also issued.  The warrant expires December 31, 2017 and can be exercised at $3 per common share of Two Rivers.  As of December 31, 2012, we received from the Bridge Loan debt holders the intent, subject to a final review of all transactional and legal documents, to convert $3,794,000, which represents conversion of the entire Bridge Loan debt.

The BL Preferred include two dividends: (1) Cumulative 8% Annual Dividend, and (2) 10% Annual Net Profits Participation Dividend.  Under the Cumulative 8% Annual Dividend, holders of the BL Preferred will be entitled to receive an annual dividend, when and if declared by the Company’s Board of Directors, at the rate of 8% per annum.  Under the 10% Annual Net Profits Participation Dividend, BL Preferred holders will be entitled to receive an annual cumulative dividend, when and if declared, on a pro rata basis, equal to 10%, on a fully converted basis, of the Annual Net Profit.  Annual Net Profit is defined as the Company’s earnings (as defined by U.S. GAAP) less interest payments and the 8% dividend set forth above and an estimate of income taxes owed.

Overall, the conversions not only eliminated $10,876,000 in debt and its associated interest and principal obligations, but also strengthened our balance sheet and positioned the Company to make other investments in furtherance of our business plan.

In June 2013, Two Rivers raised $2,036,000 for water projects along the Arkansas River, which includes surface storage and augmentation.

Two Rivers Water & Farming Company -- 2013 Annual Report and 10K

On December 31, 2013, the Company closed on $1,300,000 of short term financing.  On February 1, 2014, this financing converted into preferred membership shares of TR Capital.  In the addition to the $1,300,000, by February 4, 2014, the Company closed on an additional $1,700,000 in cash in exchange for additional preferred membership shares in TR Capital.  An additional $3,000,000 in cash is due on or before June 30, 2014 for additional TR Capital preferred membership share purchases.

As of December 31, 2013, the Company had $2,759,000 as the current portion of long term debt.  The current portion represents $1,300,000 as a short term bridge loan.  On February 1, 2014, the entire bridge loan was converted into preferred membership units of TR Capital Partners, LLC.

The Company maintains a website at www.2riverswater.com, which is not incorporated in, and is not a part of, this report.

Results of Operations

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

Our revenues are a result of the activities of our Farming Business and Water Business.  Presently, we grow human consumable vegetables and feed crops that include corn and sorghum.  There is an active market for both of our farm products.  We receive water revenues through the lease of water.

During the year ended December 31, 2013, we recognized revenues from continuing operations of $2,091,000 compared to $1,075,000, in revenues from continuing operations during the year ended December 31, 2012.  The increase of $1,016,000 was a result of our expanded farming operations.

During the year ended December 31, 2013, operating expenses from operations were $3,480,000 compared to $7,848,000 for the year ended December 31, 2012.  The decrease of $4,368,000 was primarily a result of voiding certain RSUs, reducing stock based compensation to $175,000 in 2013 (compared to $3,434,000 in 2012) due to the cancellation of the Company’s RSU grants of 2,850,000 shares made in 2012 for its employees and due to better expense management.

During the year ended December 31, 2013 other expenses were $1,931,000 compared to $6,617,000 for the year ended December 31, 2012.  The decrease in other expenses of $4,686,000 was due to non-cash charges in 2012 for the conversion of our Series A, B and Bridge Loan to accretion of debt issuance costs of $3,359,000 and a decrease in interest expense of $1,931,000 ($938,000 in 2013 compared to $2,869,000 in 2012) offset by the non-cash loss on the HCIC debt restructuring.

These figures produced a loss from operations of $5,034,000 for the year ended December 31, 2013 compared to a loss from operations of $14,506,000 for the year ended December 31, 2012.

Analysis of Farming Operations in 2013 (in thousands, except for acres)

	Dionisio (1)	Butte Valley	Farms F-1	Total
Acres in Production, net	230	150	440	820
Crops	Cabbage, squash, pumpkin	Sorghum	Dryland Wheat	Dryland Wheat
Revenue	$1,754	$157	$91	$2,002
Direct cost of revenue	1,468	104	98	1,670
Gross Profit	$286	$53	$(7)	$332
Note:
(1) In 2013, the yield per acre was as follows: cabbage 64,000 pounds, squash 32,000 pounds and pumpkins 51 bins.

Two Rivers Water & Farming Company -- 2013 Annual Report and 10K

Liquidity

From the Company’s inception through December 31, 2013, we have funded our operations primarily from the following sources:

- Equity and debt proceeds through private placements of Company and subsidiaries securities,

- Revenue generated from operations,

- Loans and lines of credit,

- Sales of residential properties acquired through deed-in-lieu of foreclosure actions,

- Sales of equity investments, and

- Proceeds from the exercise of legacy Navidec Options.

At the present time the Company has no available line or letters of credit.

Cash flow from operations has not historically been sufficient to sustain our operations without the above additional sources of capital.  As of December 31, 2013, the Company had cash and cash equivalents of $2,069,000.  Cash flow consumed by our operating activities totaled $2,586,000 for the year ended December 31, 2013 compared to operating activities consuming $4,291,000 for the year ended December 31, 2012 due primarily to our expanding farming operations and decreases in general and administrative expense from the cancellation of certain RSUs and our improved cost management as detailed in the section above “Results from Operations”.

As of December 31, 2013, the Company had $2,260,000 in current assets and $3,123,000 in current liabilities, which included $2,759,000 as the current portion of long term debt.

Subsequent to the close of the December 31, 2013 fiscal year, the Company has further addressed its short-term working capital needs through the conversion of the $1,300,000 short term bridge financing into TR Capital preferred membership, additional cash investment by outside investors of $1,700,000 to the purchase of TR Capital preferred membership, with a total commitment of an additional $3,000,000 cash investment by June 30, 2014.

Cash flows used by our investing activities for the year ended December 31, 2013, were $1,307,000 compared to $4,413,000 used for the year ended December 31, 2012.

In the year ended December 31, 2013 we used $1,329,000 to purchase land, water shares and infrastructure, $36,000 to purchase property and equipment offset by sale of equipment of $58,000.

In the year ended December 31, 2012 we used $2,497,000 to purchase land, water shares and infrastructure, $1,098,000 to purchase property and equipment (which includes equipment purchased in the DFP transaction), and $900,000 for the purchase of the DFP intangibles.

Cash produced in financing activities was $4,623,000 for the year ended December 31, 2013 compared to a production of cash of $9,267,000 for the year ended December 31, 2012.

During 2013, we received $1,300,000 from a bridge loan, $2,936,000 from the issuance of our ASF Notes, the McFinney Agri-Finance loan, and the Ellicot second mortgage, and a net of $1,377,000 for the Dionisio Farms & Produce, Inc. private placement.  We repaid $655,000 in principal payments of our various debt arrangements which includes a payment of $335,000 for the extinguishment of certain HCIC Seller Carry back notes.

During 2012 we issued $3,994,000 in a bridge loan, borrowed $2,369,000 consisting of new bank financing, received a net of $3,119,000 for the Dionisio Farms & Produce, Inc. private placement, paid down debt of $315,000, and received $100,000 from exercise of warrants.

Two Rivers Water & Farming Company -- 2013 Annual Report and 10K

Capital Expenditures

As of March 18, 2014, the Company does not have any material commitments for capital expenditures.  It is the Company’s management plans to increase farm acreage through purchase with associated debt or through the leasing of farm acreage.

Management does not anticipate any major change in the cost of its farm inputs.

Critical Accounting Policies

The Company has identified the policies below as critical to our business operations and the understanding of the Company’s results from operations.  The impact and any associated risks related to these policies on the Company’s business operations is discussed throughout Management’s Discussion and Analysis of Financial Conditions and Results of Operations where such policies affect the Company’s reported and expected financial results.  For a detailed discussion on the application of these and other accounting policies, see Note 2 in the Notes to the Consolidated Financial Statements beginning on page F-12 of this document.  Note that the Company’s preparation of this document requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period.  There can be no assurance that actual results will not differ from those estimates.

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

Stock Based Compensation

We account for share-based payments in accordance with FASB Accounting Standards Codification (“ASC”) 710-10-55 (prior authoritative guidance:  FASB Statement 123® Share-Based Payments).  We use the Black-Scholes option valuation model to estimate the fair value of stock options and warrants issued under ASC 710-10-55.  For the years ended December 31, 2013 and 2012, equity compensation in the form of stock options, warrants and grants of restricted stock that vested totaled  $166,000 and $3,434,000, respectively.

Two Rivers Water & Farming Company -- 2013 Annual Report and 10K

Accounting for Debt Conversions into Preferred Shares

As of December 31, 2012, we received from intent from some debt holders to convert debt to convert into preferred stock of the Company and the Company’s subsidiaries. In order to properly record the conversion, the Company applied the guidance in ASC Topic 470-20 “Debt with Conversion and Other Options” as the conversion into preferred shares have a beneficial conversion feature (“BCF”) with detachable warrants.

Impairments

At least once per year, the Company analyses the recorded value of property, plant and equipment, land, goodwill and water rights and infrastructure to determine if the recorded value is greater than the fair market value, then an impairment will be recorded and will not be reversed in future periods.

Recently issued Accounting Pronouncements

In July 2013, the FASB issued Accounting Standards Update No. 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” (“ASU No. 2013-11”). ASU No. 2013-11 requires an entity to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, with limited exceptions. ASU No. 2013-11 is effective for interim and annual periods beginning after December 15, 2013 and may be applied retrospectively. The adoption of the provisions of ASU No. 2013-11 is not expected to have a material impact on the company’s financial position or results of operations.

Management does not believe that any other recently issued, but not effective, accounting standards if currently adopted would have a material effect on the accompanying consolidated financial statements.

Recently Issued Accounting Pronouncements

In July 2013, the FASB issued Accounting Standards Update No. 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” (“ASU No. 2013-11”). ASU No. 2013-11 requires an entity to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, with limited exceptions. ASU No. 2013-11 is effective for interim and annual periods beginning after December 15, 2013 and may be applied retrospectively. The adoption of the provisions of ASU No. 2013-11 is not expected to have a material impact on the company’s financial position or results of operations.

Management does not believe that any other recently issued, but not effective, accounting standards if currently adopted would have a material effect on the accompanying consolidated financial statements.

Off Balance Sheet Arrangements

We have no significant off balance sheet transactions, arrangements or obligations.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to the impact of interest rate changes and change in the market values of our real estate properties. Based on our market risk sensitive instruments outstanding as of December 31, 2013, as described below, it was determined that there was no material market risk exposure to our consolidated financial position, results of operations, or cash flows as of such date. We do not enter into derivatives or other financial instruments for trading or speculative purposes.

Two Rivers Water & Farming Company -- 2013 Annual Report and 10K

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements specified by this Item, together with the independent registered accounting firm reports thereon, are presented following Item 15 of this Form 10-K.

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Disclosures Controls and Procedures

We have adopted and maintain disclosure controls and procedures (as such term is defined in Rules 13a-15I and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act, is recorded, processed, summarized and reported within the time periods required under the ‘EC’s rules and forms and that the information is gathered and communicated to our management, including our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), as appropriate, to allow for timely decisions regarding required disclosure.

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO” who is also the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report.  Based on that evaluation, and taking the matters described below into account, the Company’s CEO and CFO have concluded that our disclosure controls and procedures over financial reporting were not effective during reporting period ended December 31, 2013, as discussed below.

Eide Bailly LLP, our registered independent public accounting firm, was not required to and has not issued a report concerning the effectiveness of our internal control over financial reporting as of December 31, 2013.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company in accordance with as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.  Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  Our internal control over financial reporting includes those policies and procedures that:

- pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets,

- provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made in accordance with authorizations of our management and directors, and

- provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Two Rivers Water & Farming Company -- 2013 Annual Report and 10K

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

Management, including the Company’s principal executive and principal financial officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2011 version).

Management’s assessment of the effectiveness of the small business issuer’s internal control over financial reporting as of the year ended December 31, 2013 the Company did not maintain effective internal control over financial reporting because of the following control deficiencies that constitute material weakness:

- During the fourth quarter of the year ended December 31, 2013, the Company identified certain accounting errors in the calculation of the fair value of the new terms on the HCIC seller carryback notes that were refinanced and initially reported in the Company’s periodic filing of its Form 10-Q as of June 30, 2013.  Upon recalculation of the fair value of the new debt, as in accordance with ASC 470-50-40-10 and ASC 820, the fair value of the new debt was adjusted to $7,037,000, which compared to the previously calculated debt fair value of $6,164,000.  The newly calculated fair value produced a one-time $873,000 loss, rather than the previously recorded gain in the quarter ended June 30, 2013 of $93,000.  Management believes the impact of these items, both individually and in the aggregate, to the year ended December 31, 2013 and to prior interim periods of June 30, 2013 and September 30, 2013 previously presented was not material.

- While preforming the internal audit of financial transactions and reporting, it was noted that some formal account reconciliations with reconciliations did not exist; some journal entries did not contain independent reviews; one invoice was issued prior to the shipment of goods; there is no documented process for inventory; there was no explicit approvals for field worker timesheets, and some check approvals were not maintained.

Because of the material weakness identified above, a reasonable possibility exists that a material misstatement in our consolidated financial statements will not be prevented or detected on a timely basis.  However, our Chief Executive Officer and Principal Accounting Officer believes that the financial statements included in this annual report on Form 10-K present, in all material respects, our financial position, results of operations and cash flows for the periods presented, in conformity with U.S. GAAP.

Plan for Remediation of Material Weaknesses

The remediation effort outlined below is intended to address the identified material weaknesses in internal control over financial reporting.

We are hiring a new senior level accountant with one of this person’s main responsibilities is the overseeing of our established internal controls.  We plan to do another formal assessment of our internal controls before the end of our quarter ending September 30, 2014; thereby allowing for internal corrective action before our year ending December 31, 2014.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting due to an exemption provided by the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, enacted into law in July 2010. The Dodd-Frank Act provides smaller public companies and debt-only issuers with a permanent exemption from the requirement to obtain an external audit on the effectiveness of internal financial reporting controls provided in Section 404(b) of the Sarbanes-Oxley Act. We are a smaller reporting company and are eligible for this exemption under the Dodd-Frank Act.

Two Rivers Water & Farming Company -- 2013 Annual Report and 10K

Changes in Internal Control over Financial Reporting

We increased our controls over financial reporting through the engagement of an outside review team of our recording of transaction through the publishing of our financials.

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

Two Rivers Water & Farming Company -- 2013 Annual Report and 10K

PART III

ITEM 10.DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS AND CORPORATE GOVERNANCE, COMPLIANCE WITH SECTION 16 (A) OF THE EXCHANGE ACT

At December 31, 2013, our officers and directors were the individuals listed below:

Name	Age	Position	Term
John McKowen	64	Chief Executive Officer, Chairman of the Board of Directors	Annual
Wayne Harding	59	Chief Financial Officer, Corporate Secretary	Annual
John Stroh II	66	Director	Annual
Bradley Walker*	55	Director	Annual
Gus Blass, III*	62	Director	Annual
Dennis Channer	63	Director	Annual
Gregg Campbell	69	Director	Annual
* On January 30, 2014, Mr. Walker resigned his directorship.  He was replaced by Gus Blass, III.

The Company’s officers are elected by the board of directors at the first meeting after each annual meeting of our shareholders and such officers hold office until their successors are duly elected and qualified under our bylaws.

The directors named above will serve until the next annual meeting of the Company’s shareholders. Thereafter, directors will be elected for one-year terms at the annual shareholders’ meeting.  Officers will hold their positions at the pleasure of the board of directors absent any employment agreement.  There is no arrangement or understanding between the directors and officers of the Company and any other person pursuant to which any director or officer was or is to be selected as a director or officer.

The directors and officers of the Company will devote time and attention to the Company’s affairs on an “as needed” basis.  As a result, the actual amount of time, which they will devote to the Company’s affairs, is unknown and is likely to vary substantially from month to month.

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

Two Rivers Water & Farming Company -- 2013 Annual Report and 10K

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

Gus John Blass, III

Mr. Blass was appointed to the Company’s Board of Directors in February, 2014.

From 1981 to the present, Mr. Blass is a general partner for Capital Properties LLC, an Arkansas partnership that owns and manages over 1,000,000 square feet of warehouse space in Little Rock and invests in public and private companies.  From 1984 to 2013, Mr. Blass was a principal at Falcon Securities, Inc., a NASD registered broker-dealer.

Mr. Blass brings a wealth of board experience to Two Rivers.  Currently he serves on the corporate boards of BancorpSouth (Tupelo, MS, symbol: BXS), First Federal Bankshares of Arkansas, Inc. (Harrison, AR, symbol: FFBH), Heatwurx (Denver, CO, symbol: HUWX), Berkley Partners (hotel management), Cajuns Wharf Corporation, and U.S. Bentonite (Copper, WY).   He is also active on not-for-profit boards and civic activities.  Mr. Blass served on the Arkansas Governor’s staff for the prior governor, David Pryor.  Mr. Blass graduated from the University of Arkansas with a Bachelor of Science Degree, Finance & Banking.

Dennis Channer

Mr. Channer has served as a director of the Company, Chair of the Company’s Board Audit Committee and a member of the Compensation, Governance & Nominating Committee since October 2010.   Mr. Channer qualifies as our financial expert.

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

Mr. Campbell began his career in water with the Denver Board of Water Commissioners in 1974. Over a span of fourteen years with Denver Water, he served in various engineering capacities, was Chief Planner for the Denver water system, and oversaw the management of Denver’s multi-billion dollar water portfolio as Chief of Water Rights Acquisition, Protection and Development.

Two Rivers Water & Farming Company -- 2013 Annual Report and 10K

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

In 1995, Mr. Campbell founded HydroSource, LLC to provide consulting and water rights brokerage services to buyers and sellers of water, water rights, and water storage reservoirs in both the public and private sectors of the Colorado Front Range. HydroSource specializes in assembling large blocks of water, water rights, and water storage for municipal and commercial customers, but provides equal attention to the needs of individual clients. HydroSource emphasizes customizing water transactions to fit the client’s specific needs. The company has successfully closed in excess of one hundred dollars in water rights and water storage sales.

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

Brad Walker

Mr. Walker has served as a director of the Company and a member of the Company’s Audit Committee and the Compensation, Governance & Nominating Committee from October, 2010. Until January 2014.

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

Two Rivers Water & Farming Company -- 2013 Annual Report and 10K

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

Conflicts of Interest - Corporate Opportunities

Presently no requirement is contained in our Articles of Incorporation, Bylaws, or policies, which require officers and directors of our business to disclose to us business opportunities that come to their attention outside the scope of their service to the Company.  Our officers and directors do, however, have a fiduciary duty of loyalty to us to disclose to us any business opportunities which come to their attention, in their capacity as an officer and/or director or otherwise.  Excluded from this duty would be opportunities that the person learns about through his involvement as an officer and director of another company.  We have no intention of merging with or acquiring an affiliate, associate person or business opportunity from any affiliate or any client of any such person.

Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers and directors, and persons who own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership with the SEC.  Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.  Based solely on our review of copies of such reports received, and representations from certain reporting persons, we believe that, during the fiscal year ended December 31, 2013, except for Mr. Bradley Walker, who owned 47,500 shares on December 31, 2013, all of the Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were filed in compliance with all applicable requirements.

Two Rivers Water & Farming Company -- 2013 Annual Report and 10K

ITEM 11.  EXECUTIVE COMPENSATION

The following table sets forth certain information concerning compensation paid by the Company to the President and the Company’s two most highly compensated executive officers for the fiscal years ended December 31, 2013, 2012 and 2011 (the “Named Executive Officers”):

SUMMARY EXECUTIVE COMPENSATION TABLE

Name & Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) (10)	Option Awards ($)	Non-equity incentive plan comp ($)	Non-qualified deferred comp earnings ($)	All other comp ($)	Total ($)

John McKowen, CEO, Chairman	2013(1)	246,010	-	-	-	-	-	38,284	284,294
	2012(2)	175,400	50,000					31,284	256,684
	2011(3)	193,042	26,660	-	-	-	-	26,589	246,291
Wayne Harding, CFO & Secretary	2013(4)	123,772	-	83,333	-	-	-	4,800	211,905
	2012(4)	116,630	-	255,833	-	-	-	4,800	377,263
	2011(4)	127,167	20,498	142,500	-	-	-	4,800	294,965
Gary Barber, COO & Pres.	2013(5)	-	-	-	-	-	-	-	-
	2012(6)	106,976	32,500	-	-	-	-	14,800	154,276
	2011(7)	109,000	31,162	-	-	-	-	33,700	173,862
John Stroh, President	2013(8)	-	-	-	-	-	-	-	-
	2012	-	-	241,666	-	-	-	-	241,666
	2011(9)	-	-	101,247	-	-	-	76,045	177,292

(1)	Other Compensation is the payment of the health insurance benefit by the Company ($13,284) and office allowance ($25,000).
(2)	Other Compensation is the payment of the health insurance benefit by the Company ($13,284) and office allowance ($18,000).
(3)	Other Compensation is the payment of the health insurance benefit by the Company ($10,089) and office allowance ($16,500).
(4)	Other Compensation is the payment of the health insurance benefit by the Company.
(5)	Mr. Barber resigned in November, 2012.
(6)	Other Compensation is office reimbursement of $10,000, and health insurance benefit of $4,800
(7)	Other Compensation is the payment of the health insurance benefit by the Company ($3,200), office allowance ($12,000), and consulting fees ($18,500)
(8)	Mr. Stroh’s payments were only for board service and his amounts are shown in the Director Compensation table.
(9)	Mr. Stroh’s Other Compensation is the payment of contract pay.
(10)
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

Two Rivers Water & Farming Company -- 2013 Annual Report and 10K

Employment Agreements

The Company’s Board has a separate compensation committee, which determines the compensation for the Company’s officers and directors.  Members of the committee are Gregg Campbell (Chair), Dennis Channer and Brad Walker.  In January 2014, Mr. Blass replaced Mr. Walker.

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

On September 9, 2004, (and amended on June 15, 2005 and December 16, 2010) the Company entered into an employment agreement with John McKowen, as President and CEO.  The initial term of the contract was two years, which renews automatically for successive one-year terms unless and until either party delivers notice of termination within 30 days of the expiration of the then current term.

On November 1, 2008, (and amended on December 16, 2010) the Company entered into an employment agreement with Wayne Harding.  The initial term of the contract was one year, which renews automatically for successive one-year terms unless and until either party delivers notice of termination within 30 days of the expiration of the then current term.

On December 16, 2010, the Company entered into an employment agreement with Gary Barber.  The initial term of the contract was one year, which renews automatically for successive one year terms unless and until either party delivers notice of termination within 30 days of the expiration of the then current term.  Mr. Barber resigned on November 15, 2012 and a separation agreement regarding his employment was executed in February 2013.

During the year ended December 31 2011, no changes in Mr. McKowen’s pay were made.  Effective January 1, 2011, Mr. McKowen’s pay is reduced to $180,000 per year, Mr. Barber’s pay was $120,000 per year and Mr. Harding’s pay is $120,000 per year.    Effective January 1, 2013, Mr. McKowen’s pay was increased to $250,000 and Mr. Harding’s pay was increased to $125,000.

Besides compensation levels, Mr. McKowen’s and Mr. Harding’s employment agreement terms are similar.  Each has a one-year term, automatically renewing unless notification of termination is delivered within 30 days of the term expiration, and the Board determines annual incentive compensation at the Board’s sole discretion.  If there is a change of control, each is entitled to an accelerated option/RSU vesting.

Two Rivers Water & Farming Company -- 2013 Annual Report and 10K

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

The following table sets forth certain information concerning outstanding option awards held by the Chief Executive Officer and our most highly compensated executive officers for the fiscal year ended December 31, 2013 to the “Named Executive Officers”:

	No. of securities underlying exercised options (#)	No. of securities underly-ing unexer-cised options (#)	Equity incentive plan awards: No. of securities underlying unexer-cised unearned options (#)	Option exercise price ($)	Option expir-ation date	No. of shares or units of stock that have not vested (#)	Market Value of shares or units of stock that have not vested ($)	Equity incentive plan awards: no. of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards, Market or payout value of unearned shares, units or other rights that have not vested ($)
John McKowen, CEO	-	-	-	N/A	N/A	-	-	-	-
Wayne Harding, CFO	-	-	-	N/A	N/A	-	-	-	-

The following table sets forth certain information concerning outstanding Restricted Stock Unit awards held by the Chief Executive Officer and our most highly compensated executive officers for the fiscal year ended December 31, 2013 to the “Named Executive Officers”:

Name	Grant Date	Estimated future payouts under non-equity incentive plan awards			Estimated future payments under equity incentive plan awards			All other stock awards: No. of shares of stock or units (#)	All other option awards: Number of securities underlying options (#)	Exercise or base price of option awards ($/Sh)	Grant date fair value of stock and option awards ($)
		Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
John McKowen	Oct 2010	N/A	N/A	N/A	1,480,948	2,480,947	2,480,947	-	-	N/A	4,561,000
Gary Barber (1)	Oct 2010	N/A	N/A	N/A	-	-	-	-	-	N/A	1,701,000
Wayne Harding	Oct 2010	N/A	N/A	N/A	166,667	166,667	166,667	-	-	N/A	1,292,000
(1) Mr. Barber resigned as of November 15, 2012.  At that date, he vested in 666,667 Restricted Stock Units.  In February 2013, the Company reached an employment separation agreement whereby the Company paid $25,000 in exchange for all Restricted Stock Units.

Two Rivers Water & Farming Company -- 2013 Annual Report and 10K

DIRECTOR COMPENSATION

The following table sets forth certain information concerning compensation paid to our directors for services as directors, but not including compensation for services as officers reported in the “Summary Executives Compensation Table” during the year ended December 31, 2013:

Name	Fees earned or paid in cash ($)	Stock awards ($) (3)	Option Awards ($)	Non-equity incentive plan compensa-tion ($)	Non-Qualified deferred compensation earnings ($)	All other compen-sation ($)	Total ($)

John McKowen (1)	-	-	-	-	-	-	-
John Stroh II (2)	9,000	30,750	-	-	-	-	39,750
Bradley Walker	9,000	30,750	-	-	-	-	39,750
Dennis Channer	9,000	41,000	-	-	-	-	50,000
Gregg Campbell	22,350	41,000	-	-	-	-	63,350
(1) During the years ended December 31, 2011, 2012 and 2013, Mr. McKowen received compensation as set forth in the Executive Compensation Table on page 41.
(2) During the years ended December 31, 2011 and 2012, Mr. Stroh also received compensation as set forth in the Executive Compensation Table on page 41.
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

As of December 31, 2013, the Company has expensed the following common stock compensation, which stock was issued in the first quarter of 2014: Dennis Channer for 40,000 common shares, Gregg Campbell for 40,000 common shares, John Stroh for 30,000 common shares, and Brad Walker for 30,000 common shares with an average valuation of $1.03/share.

LONG-TERM COMPENSATION PLANS AND STOCK OPTIONS

The board of directors has adopted a Management Incentive Plan that contemplates the issuance of stock-based compensation as well as cash bonuses to certain executive officers and key employees of the Company.  The incentive plan is administered by the Company’s board of directors under guidance from the Company’s Compensation Committee.  It is contemplated that the Company will grant cash bonuses, RSUs and options following the successful closing equity or debt funding and successful acquisitions.  The amount of the grants will be based on the value of the transaction and participants are designated by the Company’s board of directors upon recommendation by the Chief Executive Officer.

Two Rivers Water & Farming Company -- 2013 Annual Report and 10K

Stock Option Plan

On May 6, 2005, the Company's board of directors adopted the Two Rivers 2005 Stock Option Plan (“2005 Plan”) pursuant to which the board may grant options to purchase a maximum of 5,000,000 shares of Two Rivers’ common stock to key employees, directors and consultants.  As of December 31, 2013, options to purchase an aggregate of 2,014,867 shares of common stock  were issued and outstanding consisting of options from the 2005 Plan to purchase 1,989,867 shares of common stock at an exercise price of $1.25 per share and options from the 2011 Plan to purchase 25,000 shares at $1.05 per share.

During 2011, the Board authorized the issuance of 800,000 shares from the 2005 Plan as compensation for future debt and capital efforts by consultants.  In 2011 and 2012, 600,000 shares were issued and properly expensed, leaving 200,000 shares to be issued.

For the issuance of options, the exercise price of options may not be less than the fair market value on the date of grant as determined by the board of directors and will expire no later than the tenth anniversary of the date of grant.  The board may establish vesting or other requirements, which must be met prior to the exercise of the stock options.  In the event of a corporate transaction involving Two Rivers (including, without limitation, any stock dividend, stock split, extraordinary cash dividend, recapitalization, reorganization, merger, consolidation, split-up, spin-off, combination or exchange of shares), the board may adjust outstanding awards to preserve the benefits or potential benefits of the awards.

On August 26, 2011, the Company’s board of directors adopted the Two Rivers 2011 Long-Term Stock Plan (the “2011 Plan”).  The Company’s shareholders at the November 7, 2011 shareholder meeting adopted this plan.  The 2011 Plan allows the board to grant stock incentives to the Company’s executives and for the Company’s CEO to grant stock incentives to non-executive employees and vendors/consultants for a combined maximum of 10,000,000 shares of Two Rivers’ common stock.  As of December 31, 2013, RSUs representing 3,112,615 shares of common stock were issued and outstanding.   During the year ended December 31, 2013, the Company cancelled 2,850,000 RSU grants made to employees in 2012.

Audit Committee

In 2010 the Company established a separate Audit Committee.  The Chair of the Audit Committee is Dennis Channer.  Mr. Gregg Campbell and Mr. Brad Walker (replaced by Mr. Gus Blass in January, 2014) are the other board members serving on the Audit Committee.

The Audit Committee has reviewed and discussed the Company’s audited financial statements for the year ended December 31, 2013 with management of the Company.  The Audit Committee also discussed with Eide Bailly LLP, the Company’s independent registered public accounting firm, the matters required to be discussed by the Auditing Standards Board Statement of Auditing Standards No. 61, as amended, as adopted by the Public Company Accounting Oversight Board in Rule 3200T.  The Audit Committee has also received and reviewed the required written disclosures and a confirming letter from Eide Bailly LLP under applicable requirements of the Public Accounting Oversight Board regarding Eide Bailly LLP’s independence, and has discussed the matter with Eide Bailly LLP.

Based upon its review and discussions of the foregoing, the Audit Committee recommend to the Board of Directors that the Company’s audited financial statements for the year ended December 31, 2013 be included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

Compensation, Governance & Nominating Committee

In 2010 the Company established a separate Compensation, Governance & Nominating Committee.   The Chair of this Committee is Gregg Campbell.  Mr. Dennis Channer and Mr. Brad Walker (replaced by Mr. Gus Blass in January, 2014) are the other board members serving on this Committee.

Two Rivers Water & Farming Company -- 2013 Annual Report and 10K

Code of Ethics

The Company has adopted a Code of Conduct for the Board and the salaried employees.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of common stock as of March 12, 2014 for (a) each person known to us to own beneficially 5% or more of the outstanding shares of common stock, (b) each of our directors and Named Executive Officers, and (c) all of our directors and executive officers as a group.

Beneficial ownership is calculated in accordance with the rules of the SEC, which generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to those securities and include shares of common stock issuable upon the exercise of options, or upon the vesting of restricted stock units, by May 11, 2014 (60 days after March 12, 2014).  Except as otherwise indicated, all of the shares reflected in the table are common stock and all persons listed below have sole voting and investment power with respect to the shares beneficially owned by them, subject to applicable community property laws.

Percentage ownership calculations are based on 24,879,549 shares outstanding as of March 12, 2014.  Addresses of named beneficial owners are in care of Two Rivers Water & Farming Company, 2000 South Colorado Boulevard, Tower 1, Suite 3100, Denver, Colorado 80222.

	Shares Beneficially Owned
Name of Beneficial Owner	Number	Percentage
John McKowen (1)	4,651,620	17.0%
Wayne Harding (2)	814,756	3.3
John Stroh II	653,902	2.6
Dennis Channer	50,000	*
Brad Walker	47,500	*
Greg Campbell	35,000	*
Gus Blass	-	-
All directors and executive officers as a group (7 persons)	6,252,778	22.7

*	Less than 1%.
(1)	Includes 2,480,948 shares subject to restricted stock units.
(2)	Includes (a) 166,667 shares subject to restricted stock units and (b) 6,666 shares owned by an individual retirement account for the benefit of Mr. Harding’s spouse.

ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Intercompany Transactions

The Company eliminated assessments owed from the Company to HCIC.  The remaining assessments are from unrelated parties.

Officer and Directors Transactions

During the year ended December 31, 2013, the Company paid Mr. McKowen, the CEO and Chairman of the Company, total compensation of $284,294 which consists of salary of $246,010, health and dental insurance benefit of $13,284 and office allowance of $25,000.

During the year ended December 31, 2013, the Company paid Mr. Harding, the CFO of the Company, a total compensation of $211,905, which consists of salary of $123,772 and health and dental insurance benefit of $4,800.  Mr. Harding also received 166,667 shares from his RSU grants that were valued at $83,333.

Two Rivers Water & Farming Company -- 2013 Annual Report and 10K

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Schumacher and Associates, Inc. (Schumacher) was engaged as the Company’s principal audit accounting firm from November 5, 2008 through May 15, 2011.  Eide Bailly LLP is the current principal audit accounting firm and has performed the audit for the year ended December 31, 2011.  The Company’s Board of Directors has considered whether the provisions of audit services are compatible with maintaining Schumacher’s and Eide Bailly LLP’s (Edie Bailly) independence and concluded that each firm is independent.

The following table represents aggregate fees billed to the Company during the years ended December 31, 2013 and 2012 by Schumacher and Eide Bailly.

Year Ended December 31,
	2013	2012
Audit/review Fees – Schumacher	$ -	$ 2,000
Audit/review Fees – Eide Bailly	101,345	92,833
Audit-related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total Fees	$ 101,345	$ 94,833

The Company uses a different CPA/Attorney firm for the preparation of income tax reporting.

Two Rivers Water & Farming Company -- 2013 Annual Report and 10K

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following is a complete list of exhibits filed as part of this Form 10-K. Exhibit number corresponds to the numbers in the Exhibit table of Item 601 of Regulation S-K.

Exhibit Number	Description of Exhibit	Filed Herewith	Form	Filing Date with SEC	Exhibit Number
21.1	List of Subsidiaries of Two Rivers Water & Farming	X
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act	X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act	X
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act	X
32.2	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act	X

Two Rivers Water & Farming Company -- 2013 Annual Report and 10K

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 18, 2014	Two Rivers Water & Farming Company

/s/John McKowen
John McKowen, Chief Executive Officer and Chairman of the Board

/s/ Wayne Harding
Wayne Harding, Chief Financial Officer and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: March 18, 2014	Two Rivers Water & Farming Company

/s/John McKowen
John McKowen, President, Chief Executive Officer and Chairman of the Board

/s/ John Stroh II
John Stroh II, Director

/s/ Gus Blass
Gus Blass, Director

/s/Dennis Channer
Dennis Channer, Director and Chair of the Audit Committee

/s/ Gregg Campbell
Gregg Campbell, Director

Two Rivers Water & Farming Company -- 2013 Annual Report and 10K

Report of Independent Registered Public Accounting Firm	F-2
Financial Statements	F-3
Notes to Consolidated Financial Statements	F-9

Two Rivers Water & Farming Company -- 2013 Annual Report and 10K

TWO RIVERS WATER & FARMING COMPANY AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Two Rivers Water & Farming Company
Denver, Colorado

We have audited the accompanying consolidated balance sheets of Two Rivers Water & Farming Company (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2013. Two Rivers Water & Farming Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Two Rivers Water & Farming Company as of December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

/s/  Eide Bailly LLP

Greenwood Village, Colorado
March 18, 2014

Two Rivers Water & Farming Company -- 2013 Annual Report and 10K

TWO RIVERS WATER & FARMING COMPANY AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except for number of shares)
	December 31,
	2013	2012
ASSETS:
Current Assets:
Cash and cash equivalents	$2,069	$1,340
Advances and accounts receivable, net	54	184
Farm product	29	49
Deposits and other current assets	108	74
Total Current Assets	2,260	1,647
Long Term Assets:
Property, equipment and software, net	1,892	2,397
Land	4,978	3,919
Water assets	31,507	35,388
Intangible assets, net	997	1,037
Other long term assets	68	64
Total Long Term Assets	39,442	42,805
TOTAL ASSETS	$41,702	$44,452

LIABILITIES & STOCKHOLDERS' EQUITY:
Current Liabilities:
Accounts payable	$47	$298
Current portion of notes payable	2,759	10,978
Accrued liabilities	317	830
Total Current Liabilities	3,123	12,106
Notes Payable - long term, net of current portion	12,961	4,368
Total Liabilities	16,084	16,474
Commitments & Contingencies (Notes 4, 6 and 8)
Stockholders' Equity:
Convertible preferred shares, $0.001 par value, 4,000,000 shares authorized, 3,794,000 shares and outstanding at Dec 31, 2013 and 2012, respectively (liquidation value of $4,022,000 and $3,794,000, respectively), net	2,851	2,851
Common stock, $0.001 par value, 100,000,000 shares authorized, 24,879,549 and 24,028,202 shares issued and outstanding at Dec 31, 2013 and 2012, respectively	25	24
Additional paid-in capital	60,220	56,703
Accumulated (deficit)	(47,449)	(41,440)
Total Two Rivers Water Company Shareholders' Equity	15,647	18,138
Noncontrolling interest in subsidiary	9,971	9,840
Total Stockholders' Equity	25,618	27,978
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$41,702	$44,452

The accompanying notes to consolidated financial statements are an integral part of these statements.

Two Rivers Water & Farming Company -- 2013 Annual Report and 10K

Consolidated Statements of Operations
(In Thousands)
	12 months ended December 31,
	2013	2012
Revenue
Farm	$2,002	$979
Water	40	36
Member assessments	32	49
Other	17	11
Total Revenue	2,091	1,075
Direct cost of revenue	1,714	1,116
Gross Margin	377	(41)
Operating Expenses:
General and administrative	2,946	7,577
Depreciation and amortization	534	271
Total operating expenses	3,480	7,848
(Loss) from operations	(3,103)	(7,889)
Other income (expense)
Interest expense	(938)	(2,869)
Accretion of debt issuance costs	-	(3,359)
Loss on debt extinguishment	(873)	-
Warrant expense	(96)	(315)
Other income (expense)	(24)	(74)
Total other income (expense)	(1,931)	(6,617)
Net (Loss) from continuing operations before taxes	(5,034)	(14,506)
Income tax (provision) benefit	-	-
Net (Loss)	(5,034)	(14,506)
Net loss (income) attributable to the noncontrolling interest	(16)	(43)
Net (Loss) attributable to Two Rivers Water & Farming Company	$(5,050)	$(14,549)

(Loss) Per Share - Basic and Dilutive:	$(0.20)	$(0.61)
Weighted Average Shares Outstanding:
Basic and Dilutive	24,636	23,660

The accompanying notes to consolidated financial statements are an integral part of these statements.

Two Rivers Water & Farming Company -- 2013 Annual Report and 10K

TWO RIVERS WATER & FARMING COMPANY AND SUBSIDIARIES

Consolidated Statements of Cash Flows
(In Thousands)
	For the twelve months ended December 31,
	2013	2012
Cash Flows from Operating Activities:
Net (Loss)	$(5,034)	$(14,549)
Adjustments to reconcile net income or (loss) to net cash (used in) operating activities:
Depreciation	494	271
Amortization of intangibles and debt issuance costs	40	3,359
Assumption of assessments due to purchase of HCIC shares	80	-
Loss on disposal of assets	177	-
Loss (Gain) on Debt Extinguishment	873	-
Realized loss (gain) of marketable securities	-	72
Beneficial conversion feature of preferred shares	-	1,735
Stock based compensation and warrant expense	166	3,434
Stock for services	883	1,028
Accretion of debt discount	89	-
Net change in operating assets and liabilities:
Decrease (increase) in advances & accounts receivable	49	(96)
(Increase) in farm product	20	(6)
(Increase) decrease in deposits, prepaid expenses and other assets	82	(55)
(Decrease) Increase in accounts payable	(257)	(333)
Increase (decrease) in accrued liabilities and other	(249)	849
Net Cash (Used in) Operating Activities	(2,587)	(4,291)

Cash Flows from Investing Activities:
Purchase of property and equipment	(36)	(1,098)
Purchase of land, water shares, infrastructure	(1,329)	(2,497)
Purchase of Dionisio Farms & Produce, Inc. intangibles	-	(900)
Marketable securities sold	-	116
Construction in progress	-	(34)
Proceeds from sale of assets	58	-
Net Cash (Used in) Investing Activities	(1,307)	(4,413)

Cash Flows from Financing Activities:
Proceeds from issuance of bridge loan	1,300	3,994
Payment of offering costs	(223)	(281)
Payment on notes payable	(655)	(315)
Proceeds from sale of convertible preferred shares	-	3,400
Proceeds from sale of convertible preferred shares in DFP	1,600	-
Proceeds from long-term debt	2,601	2,369
Options and warrants exercised	-	100
Net Cash Provided by Financing Activities	4,623	9,267
Net (Decrease) in Cash & Cash Equivalents	729	563
Beginning Cash & Cash Equivalents	1,340	777
Ending Cash & Cash Equivalents	$2,069	$1,340

Continued on next page

Two Rivers Water & Farming Company -- 2013 Annual Report and 10K

Continued from previous page

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$626	$868
Debt retired in exchange of return of land	$4,100	$-
Conversion of debt and accrued interest into preferred shares & warrants	$-	$11,025
Seller finance for the purchase of Dionisio Produce & Farm, LLC	$-	$600
Seller finance for the purchase of Southwest Farms, LLC	$-	$4,200
Stock & warrants for debt issuance costs	$-	$315
Equipment purchases financed	$120	$97

The accompanying notes to consolidated financial statements are an integral part of these statements

Two Rivers Water & Farming Company -- 2013 Annual Report and 10K

TWO RIVERS WATER & FARMING COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Years Ended December 31, 2012 and 2011   (In thousands)

						Accumulated Other Comprehensive Income (Expense)
	Preferred Shares		Voting Common Stock		Additional Paid-in Capital			Non- Controlling Interest
							Accumulated (Deficit)		Stockholders' Equity
	Shares	Amount	Shares	Amount
Balances, December 31, 2011	-	-	23,259	$ 23	$ 39,847	$(51)	$ (19,785)	$ 2,162	$ 22,196
Net (Loss)	-	-	-	-	-	-	(14,549)	43	(14,506)
Stock-based compensation expense	-	-	-	-	3,434	-	-	-	3,434
RSUs issued and returned to Plan	-	-	(624)	-	(3)	-	-	-	(3)
Options issued for services	-	-	-	-	183	-	-	-	183
Warrants exercised	-	-	100	-	100	-	-	-	100
Warrants issued	-	-	-	-	407	-	-	-	407
Shares issued for Bridge Loan extension	-	-	617	1	996	-	-	-	997
Issuance of convertible preferred shares for conversion of the Bridge Loan	3,794	$2,851	-	-	2,645	-	(1,702)	-	3,794
Issuance of convertible preferred shares for conversion of holders of Series A debt	-	-	-	-	1,376	-	(882)	1,494	1,988
Issuance of convertible preferred shares for conversion of holders of Series B debt	-	-	-	-	3,648	-	(2,346)	3,933	5,235
Issuance of convertible preferred shares in DFP subsidiary, net of $281 in offering costs	-	-	-	-	3,042	-	(2,176)	2,208	3,074
Reclassification adjustment related to securities available for sale	-	-	-	-	-	51	-	-	51
Stock issued for services	-	-	676	-	1,028	-	-	-	1,028
Balances, December 31, 2012	3,794	$2,851	24,028	$ 24	$56,703	$ -	$(41,440)	$9,840	$27,978

Continued on the next page

Two Rivers Water & Farming Company -- 2013 Annual Report and 10K

Continued from previous page

Accumulated Other Comprehensive Income (Expense)
Preferred Shares		Voting Common Stock		Additional Paid-in Capital			Non- Controlling Interest
						Accumulated (Deficit)		Stockholders' Equity
Shares	Amount	Shares	Amount

Balances, December 31, 2012	3,794	$2,851	24,028	$ 24	$56,703	$ -	$(41,440)	$9,840	$27,978
Net (Loss)	-	-	-	-	-	-	(5,050)	16	(5,034)
Stock-based compensation expense	-	-	-	-	(188)	-	-	-	(188)
Common Stock Retirement	-	-	(103)	-	(3)	-	-	-	(3)
RSU Issued	-	-	190	-	-	-	-	-	-
RSUs returned to Plan	-	-	-	-	(25)	-	-	-	(25)
Options issued for services	-	-	-	-	258	-	-	-	258
Warrant expense	-	-	-	-	95	-	-	-	95
Warrants issued	-	-	-	-	277	-	-	-	277
Purchase of interest in HCIC	-	-	-	-	858	-	-	(858)	-
Issuance of convertible preferred shares in DFP subsidiary, net of $223 in offering costs	-	-	-	-	1,363	-	(959)	973	1,377
Stock issued for services	-	-	764	1	882	-	-	-	883
Balances, December 31, 2013	3,794	$2,851	24,879	$ 25	$60,220	$ -	$(47,449)	$9,971	$25,618

The accompanying notes to consolidated financial statements are an integral part of these statements

Two Rivers Water & Farming Company -- 2013 Annual Report and 10K

TWO RIVERS WATER & FARMING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2013 and 2012

NOTE 1 – ORGANIZATION AND BUSINESS

The following is a summary of some of the information contained in this document.  Unless the context requires otherwise, references in this document to “Two Rivers,” or the “Company” is to Two Rivers Water & Farming Company and its subsidiaries.

Overview

Currently, there is a significant arbitrage between the value of irrigation water and municipal water in the semi-arid regions of the southwestern United States.  The arbitrage is amplified by a predicted water supply shortage for municipalities in the near future.  The arbitrage results in a 5-10 fold increase in the price of municipal water over irrigation water.  First generation western water business models attempted to capture the arbitrage by “buying and drying” irrigated farmland in order to sell the irrigation water to municipalities.  The practice fallowed some of the most productive irrigated farmland and decimated entire agricultural communities.  The buy and dry model failed to generate any significant revenues and earnings for investors as political and legal challenges developed.  The buy and dry model became politically, economically and legally untenable.  In the late 19th century, 85% of all water rights were granted to and are still primarily held by agriculture interests.  Since then, populations have increased and people have moved from the farm to the city.  This has resulted in a water shortage for municipalities, for which there must be a solution.  Two Rivers has developed a more viable and sustainable solution than the buy and dry practices of the past.

Our business model reinvigorates, rather than decimates, agricultural communities and provides excess water to municipalities through market forces.  Our core business converts irrigated farmland, which is marginally profitable growing low value feed crops, into highly profitable irrigated farmland growing high yield, high value, fruit and vegetable crops.   Fruit & vegetable crops generate six times the revenue of feed crops with better margins.  As a result of our higher revenue and better margins, we can afford to and are willing to pay a higher price for water.  As the price of water increases, so does the supply.  Farmers receive more for their crops and water.  Municipal consumers pay more for excess water and make better water choices.  The water arbitrage shrinks.  Water supply and demand reaches equilibrium.  Market action, between satisfied buyers and sellers from both the agricultural and municipal communities, rather than insurmountable political and legal processes, is the driving force of our business.

Our financial returns far outpace the revenues and margins generated by first generation western water business models.  In the agricultural communities where we operate, we create new and better paying jobs for farming, marketing, handling and processing vegetables.  In the municipal communities, we provide wholesale water not necessary for our core business, agriculture.  We concentrate our acquisitions on water rights and infrastructure that are, in part, owned by municipalities, thereby letting the municipalities do the heavy legal and political lifting necessary to obtain excess water.

We generated farm revenues of $2.0 million in 2013, more than doubling from $979,000 in 2012.  We had no farm revenues in 2011.  In 2013 we farmed a total of 1,385 gross acres, of which 868 gross acres (820 net acres) were planted and 517 acres received federal crop insurance due to drought conditions.  A total of 690 of the 1,385 gross acres were irrigated, and we owned 1,242 of the 1,385 acres and leased the remaining 95 acres.  Our crop production consisted of cabbage, pumpkins and squash grown for human consumption, as well as feed crops, such as alfalfa, corn, oats and sorghum, planted as part of our crop rotation practice.  Our produce marketing operations package and ship produce for our farms and for a network of farmers who grow crops for us, and to date we have sold our fruits and vegetables principally to national accounts through our wholly owned subsidiary Dionisio Farms & Produce.

Two Rivers Water & Farming Company -- 2013 Annual Report and 10K

In 2009, we began acquiring and developing irrigated farmland and associated water rights and infrastructure.  As of December 31, 2013, we own 7,465 gross acres.  Gross acres owned increased from 5,211 gross acres at December 31, 2012 and 4,600 gross acres at December 31, 2011.  We will seek to expand our holdings by strategically acquiring or leasing irrigable farmland in the Arkansas River Basin.  We intend to develop and bring into production more of our currently held gross acres as we acquire additional water rights. We also expect to increase the variety of crops we produce as we continue to expand our farming operations through acreage we manage and through our network of growers.

Colorado allocates water based on the Prior Appropriation Doctrine, whereby water rights are unconnected to land ownership.  The first person to use a quantity of water from a water source for a beneficial use has the right to continue to use that quantity of water for that purpose.  Subsequent users can use the remaining water for their own beneficial purposes provided that they do not impinge on the rights of previous users.  Water rights can be developed, managed, purchased and sold much like real property, and the seniority of water rights are a significant consideration when we acquire additional irrigated farmland.  Water rights include the ability to divert stream flow, build a storage reservoir, pump ground water and create augmentation water supplies to offset depletions of water taken out of priority.  To date, our water operations have focused principally on acquiring and developing water rights to support our farming efforts, including the farming operations of the network of farmers who grow crops for us.  Our revenues from leasing water totaled $40,000 in 2013 and $36,000 in 2012.  We intend to expand our portfolio of water rights in the future to not only support our expanding farm operations, but also to lease and sell water to other users in the Arkansas River Basin.

In 2014 we have initiated a corporate restructuring pursuant to which we intend to organize all of our operations, other than those of our 95%-owned subsidiary Huerfano-Cucharas Irrigation Company or HCIC, under the control of a newly formed subsidiary, TR Capital Partners, LLC, or TR Capital.  This restructuring will better reflect our emphasis on acquiring and operating irrigated farming and water distribution activities under our integrated business model.  As described under “Our Organizational Structure,” Two Rivers Water & Farming Company owns all of the Common Units of TR Capital and outside investors, who are investing $6.0 million in cash and exchanging outstanding preferred and convertible securities of Two Rivers Water & Farming Company and its subsidiaries, will receive Preferred Units that are entitled to distributions and are exchangeable for common stock and warrants of Two Rivers Water & Farming Company.

Our Organizational Structure

Since we commenced operations as a farming-and-water company in 2009, we have built a corporate organizational structure that enabled us to raise capital for specific projects completed by our direct and indirect subsidiaries.  The following chart shows our corporate organization as of December 31, 2013:

Two Rivers Water & Farming Company -- 2013 Annual Report and 10K

On January 29, 2014, the board of directors approved a plan to reorganize our subsidiaries in a more integrated manner based on functional operations.  We formed a new company, TR Capital Partners, LLC or TR Capital, which issued all of its Common Units to Two Rivers Water & Farming Capital.  TR Capital then initiated the transactions described below under “Placement of Preferred Units.”  Following the completion of those transactions in mid-2014, we expect that TR Capital and our other direct and indirect subsidiaries (excluding HCIC Holdings, LLC and Huerfano-Cucharas Irrigation Company) will enter into a series of related transactions as the result of which assets and operations of such other subsidiaries will be transferred to TR Capital.  As a result of those transactions, TR Capital would operate all of the operations formerly conducted by those subsidiaries.  The following chart shows our expected corporate organization following completion of the anticipated transactions among our subsidiaries, as well as the principal operating areas to be managed by TR Capital:

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

Two Rivers Water & Farming Company -- 2013 Annual Report and 10K

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

Entity	Year ended December 31,
	2013	2012
HCIC	$1,363,000	$2,205,000
F-1	$1,494,000	$1,494,000
F-2	$3,933,000	$3,933,000
DFP	$3,181,000	$2,208,000
Totals	$9,971,000	$9,840,000

Below is the breakdown of the non-controlling interest share of gains (losses):

Entity	Year ended December 31,
	2013	2012
HCIC (1)	$16,000	$43,000
F-1 (2)	-	-
F-2 (2)	-	-
DFP (2)	-	-
Totals	$16,000	$43,000

Notes:
(1)	The Company owns 95% of HCIC.
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

Two Rivers Water & Farming Company -- 2013 Annual Report and 10K

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

The Company’s farming revenue for the year ended December 31, 2013 of $2,002,000 consisted of 11 customers, of which one customer represented 20% or more of revenue.

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

Two Rivers Water & Farming Company -- 2013 Annual Report and 10K

Accounts Receivable

The Company carries its accounts receivable, net at management’s expectation of collection and past experience.  As of December 31, 2013 the Company did not have a reserve receivables from a customer based on past payment performance.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation.  Depreciation is computed principally on the straight-line method over the estimated useful life of each type of asset which ranges from three to twenty seven and a half years.  Maintenance and repairs are charged to expense as incurred; improvements and betterments are capitalized.  Upon retirement or disposition, the related costs and accumulated depreciation are removed from the accounts, and any resulting gains or losses are credited or charged to income.

Below is a summary of premises and equipment:

		December 31,
Asset Type	Life in Years	2013	2012
Office equipment, furniture & computers	3 – 7	$51,000	$109,000
Vehicles	5	45,000	361,000
Farm equipment	7 - 10	1,411,000	1,286,000
Irrigation system	10	989,000	1,039,000
Buildings	27.5	35,000	-
Website	3	7,000	7,000
Subtotal		2,538,000	2,802,000
Less Accumulated Depreciation		646,000	405,000
Net Book Value		$1,892,000	$2,397,000
Land

Land acquired for farming is recorded at cost.  Some of the land acquired has not been farmed for many years, if not decades.  Therefore, additional expenditures are required to make the land ready for efficient farming.  Expenditures for leveling the land are added to the cost of the land.  Irrigation is not capitalized in the cost of Land (Property and Equipment above). Land is not depreciated.  However, once per year, Management will assess the value of land held, and in their opinion, if the land has become impaired, Management will establish an allowance against the land.

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

Two Rivers Water & Farming Company -- 2013 Annual Report and 10K

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

Two Rivers Water & Farming Company -- 2013 Annual Report and 10K

All options granted prior to the adoption of ASC 718 and outstanding during the periods presented were fully vested at the date of adoption.

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

Based on all known facts and circumstances and current tax law, the Company believes that the total amount of unrecognized tax benefits as of December 31, 2013, is not material to its results of operations, financial condition, or cash flows.  The Company also believes that the total amount of unrecognized tax benefits as of December 31, 2013, if recognized, would not have a material effect on its effective tax rate.  The Company further believes that there are no tax positions for which it is reasonably possible, based on current tax law and policy that the unrecognized tax benefits will significantly increase or decrease over the next 12 months producing, individually or in the aggregate, a material effect on the Company’s results of operations, financial condition or cash flows.

The amount of income taxes the Company pays is subject to ongoing examinations by federal and state tax authorities.  To date, there have been no reviews performed by federal or state tax authorities on any of the Company’s previously filed returns.  The Company’s 2010 and later tax returns are still subject to examination.

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

The dilutive effect of the outstanding 3,122,615 RSUs, 2,014,867 options and 9,890,209 warrants at December 31, 2013, has not been included in the determination of diluted earnings per share since, under ASC 260 they would anti-dilutive.

Two Rivers Water & Farming Company -- 2013 Annual Report and 10K

Recently issued Accounting Pronouncements

In July 2013, the FASB issued Accounting Standards Update No. 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” (“ASU No. 2013-11”). ASU No. 2013-11 requires an entity to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, with limited exceptions. ASU No. 2013-11 is effective for interim and annual periods beginning after December 15, 2013 and may be applied retrospectively. The adoption of the provisions of ASU No. 2013-11 is not expected to have a material impact on the company’s financial position or results of operations.

Management does not believe that any other recently issued, but not effective, accounting standards if currently adopted would have a material effect on the accompanying consolidated financial statements.

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

Reconstruction costs are as follows:

	Year ended
	Dec 31 2013	Dec 31, 2012
Beginning balance	$ 34,000	$ 848,000
Additions	-	567,000
Completed, transferred	-	(1,381,000)
Ending Balance	$ 34,000	$ 34,000

Two Rivers Water & Farming Company -- 2013 Annual Report and 10K

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

The purchase price was allocated as follows:

Produce business	$ 1,037,000
Equipment	836,000
Prepaid interest	30,000
Ending Balance	$ 1,903,000

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

Based on the discounted cash flow analysis and assuming the average life of a customer is 20 years, the produce business has the following values, as of December 31, 2013:

Customer list	$ 580,000
Trade name	220,000
Residual goodwill	237,000
$ 1,037,000
Less accumulated amortization	40,000
Ending Balance	$ 997,000

The cost of the customer list and the trade name will be amortized on a straight-line basis over 20 years.  The residual goodwill will be tested once per year for impairments, if any.

Based on the 20-year life of the trade name and customer list with no value at the end of the 20 years, the yearly amount of amortization is $40,000 per year.

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

Two Rivers Water & Farming Company -- 2013 Annual Report and 10K

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

Holders representing $2,777,000 of the notes held conversion rights into the Company’s common shares at $1.00 to $1.25.  These conversions were cancelled and replaced by 5-year warrants at $3.00 per share.  A total of 1,367,000 warrants were issued.   The warrants issued had a fair value of $277,000 using the Black Scholes method of fair value determination.

Pursuant to ASC 470-50-40-10, testing was performed by management on whether the new note structure constituted a debt extinguishment and issuance of new debt.  Management determined that this note modification qualified as a debt extinguishment.  Therefore ASC 820 was used to determine the fair value of the new debt issued.  The fair value, using a 10% discount factor for the present value analysis of the new cash flow stream and fair value of the warrants issued determined the fair value of the new debt to be $7,037,000.  Compared to the prior debt value of $6,164,000, the fair value produced a one-time $873,000 loss, recorded in the fourth quarter of 2013.

Additionally, a discount on the HCIC debt was recorded in the quarter ended December 31, 2013 for $637,000, which will be amortized using an effective interest rate of 10% over the three year term.

As of December 31, 2013 the discount was $548,000.

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

Two Rivers Water & Farming Company -- 2013 Annual Report and 10K

As of December 31, 2012, we received from the Series A debt holders the intent, subject to a final review of all transactional and legal documents, to convert $1,975,000 of the debt thereby leaving $25,000 of the originally issued Series A convertible debt and accrued interest of $86,000 as outstanding as of December 31, 2012.   In order to properly record the conversion, the Company applied the guidance in ASC Topic 470-20 “Debt with Conversion and Other Options” as the F-1 preferred shares have a beneficial conversion feature (“BCF”) with detachable warrants.  The Company determined the fair value of the associated warrants to be $494,000, after a relative fair value allocation was performed on the $1,989,000 of debt converted (includes $14,000 of accrued interest).  The remaining amount of $1,494,000 was recorded as the original face value of the F-1 preferred shares.  The F-1 preferred shares are recorded as non-controlling interest due to being legally issued in the name of F-1.  The F-1 preferred shares are convertible into the Company’s common shares at a conversion price of $1 per share.  A BCF was determined to exist at the time of issuance, resulting in a deemed preferred share dividend of $882,000.

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

As of December 31, 2012, we received from the Series B debt holders the intent, subject to a final review of all transactional and legal documents, to convert $5,107,000 of the debt thereby leaving $225,000 of the originally issued Series B convertible debt and accrued interest of $194,000 as outstanding as of December 31, 2012.   In order to properly record the conversion, the Company applied the guidance in ASC Topic 470-20 “Debt with Conversion and Other Options” as the F-2 preferred shares have a beneficial conversion feature (“BCF”) with detachable warrants.  The Company determined the fair value of the associated warrants to be $1,301,000, after a relative fair value allocation was performed on the $5,233,000 of debt converted (includes $126,000 of accrued interest).  The remaining amount of $3,933,000 was recorded as the original face value of the F-2 preferred shares.  The F-2 preferred shares are recorded as non-controlling interest due to being legally issued in the name of F-2.  The F-2 preferred shares are convertible into the Company’s common shares at a conversion price of $1 per share.  A BCF was determined to exist at the time of issuance, resulting in a deemed preferred share dividend of $2,347,000.

Two Rivers Water & Farming Company -- 2013 Annual Report and 10K

The Series B conversion transaction was recorded as of December 31, 2012.

Below is a summary of Series B discount and accretion:

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

Colorado Water Conservation Loan

On March 5, 2012 the Company closed long-term financing with the Colorado Department of Natural Resources, Colorado Water Conservation Board in the amount of $1,185,000 (the “CWCB Loan”).  This loan partially finances the rehabilitation of the Cucharas Reservoir to bring it into safety compliance with the Colorado State Engineers office.  Further, the CWCB Loan assisted with the rehabilitation of the Orlando facilities.  There was a $12,000 service fee due upon closing.  This amount is being amortized over the expected life of the CWCB Loan, which is 20 years with interest fixed at 2.5% per annum.

First National Bank of Pueblo (FNB) – Dionisio Purchase

The cost of the Dionisio land/water acquisition was $1,500,000, of which $900,000 was financed by FNB and $600,000 was paid in cash.  The purchase price has been allocated to land for $513,000, building for $35,000, and $952,000 to water rights representing the purchase of the Bessemer Ditch Company (“BIDC”) shares.

The terms of the FNB loan is at 1% above the base rate on corporate loans posted by at least 75% of the nation’s 30 largest banks known as the Wall Street Journal Prime Rate (3.25% as of December 31, 2013 and December 31, 2012), subject to a minimum of 6% per annum.   The FNB loan is secured by the Dionisio assets, which include 146 shares of the BIDC.  There are five annual payments of $76,000 due each December 15 commencing December 15, 2012.  A balloon payment of all accrued interest and outstanding principal is due June 15, 2017.

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

The terms of the FNB loan is at 1% above the base rate on corporate loans posted by at least 75% of the nation’s 30 largest banks known as the Wall Street Journal Prime Rate (3.25% as of December 31, 2013 and December 31, 2012), subject to a minimum of 6% per annum.   The FNB loan is secured by the Mater assets.  There are four annual payments of $15,000 due each December 5 commencing December 15, 2013.  A balloon payment of all accrued interest and outstanding principal is due December 5, 2017 for $159,000.

Two Rivers Water & Farming Company -- 2013 Annual Report and 10K

McFinney Agri-Finance LLC (McFinney) and Ellicot second mortgage (Ellicot)

On March 15, 2013, the Company purchased unimproved land in El Paso county, Colorado for a purchase price of $1,250,000.  The company paid $620,000 (including closing costs and allocations) and financed $650,000 through McFinney and $400,000 (Ellicot) through private investors.

The terms of the McFinney financing is for monthly payments of principal and interest of $4,238 per month, a fixed interest rate of 6.8% per annum, with the remaining principal due on April 1, 2018.  The note is secured by a deed of trust on the 2,579 acres of land purchased and a guaranty of payment by the Company.

The Company also secured an additional $400,000 in financing.  The financing is for a total of $400,000, secured by a second deed of trust on the 2,579 acres of the land purchased, 12% per annum interest with interest only payments each month.  The Ellicot notes are due February 25, 2015.  The Company, upon sale of the land, will also pay an additional consideration through a 6.25% payment of the sales price less cost of generating the sale and the basis of the land sold.

ASF Note

In May 2013, ASF began offering, only to accredited investors up to $3,000,000 in 8.0% senior secured notes due 2023 plus pre-paid interest through May 31, 2014.  The Notes are offered to help with funding the further research, engineering, hydrology and permitting for the constructing of gravel pit storage reservoirs just east of the confluence of the Arkansas River and Fountain Creek in Pueblo County, Colorado.  The intention is to collaborate with Colorado Front Range municipal water districts.

Through December 31, 2013, $2,036,000 was outstanding including $67,000 of prepaid interest.

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

Bridge Notes

On December 31, 2012, the Company closed a short-term bridge note financing (the “Bridge Notes”) in the total amount of $1,300,000.  The Bridge Notes paid monthly interest at 12% per annum and were due on January 31, 2014.  Participants in the Bridge Notes have the option of converting the principal into preferred membership units of TR Capital Partners, LLC.  On February 1, 2014, the participants converted the entire principal amount into TR Capital Partners, LLC preferred membership units.  (See Note 11.)

Two Rivers Water & Farming Company -- 2013 Annual Report and 10K

Below is a summary of the Company’s long term debt:

Note	Dec 31, 2013 principal balance	Dec 31, 2013 accrued interest	Interest rate	Security
HCIC seller carry back	$7,896,000	$ -	6%	Shares in the Mutual Ditch Company
Orlando seller carry back	188,000	30,000	7%	188 acres of land
Series A convertible debt	110,000	6,000	5-6%	F-1 assets
Series B convertible debt	405,000	24,000	6%	F-2 assets
CWCB	1,151,000	24,000	2.5%	Certain Orlando and farmland assets
FNB - Dionisio Farm	826,000	-	(1)	Dionisio farmland and 146.4 shares of Bessemer Irrigating Ditch Company Stock, well permits
Seller Carry Back - Dionisio	590,000	-	6.0%	Unsecured
FNB - Mater	166,000	1,000	(1)	Secured by Mater assets purchased
Seller Carry Back - Mater	25,000	-	6.0%	Land from Mater purchase
McFinney Agri-Finance	645,000	-	6.8%	2,579 acres of pasture land in Ellicott Colorado
Ellicott second mortgage	400,000	-	12.0%	Second lien on above Ellicott land
ASF Note holders	2,036,000	-	8.0%	ASF assets
Bridge Notes	1,300,000	-	12.0%	Unsecured
Kirby Group	45,000	-	6.0%	Unsecured
Equipment loans	485,000	7,000	5 - 8%	Specific equipment
Total	16,268,000	$92,000
Less: HCIC discount	(548,000)
Less: Current portion	(2,759,000)
Long Term portion	$12,961,000

Note:
(1) Prime rate + 1%, but not less than 6%

Current portion long term debt:	12/31/2013
HCIC seller carry back	$ 490,000
Orlando seller carry back	188,000
Series A convertible	110,000
Series B convertible	405,000
CWCB	47,000
FNB -Dionisio Farm	25,000
FNB-Mater	3,000
McFinney Agri-Finance	7,000
Bridge Loan	1,300,000
Kirby Group	45,000
Equipment loans	139,000
Total	$ 2,759,000

Two Rivers Water & Farming Company -- 2013 Annual Report and 10K

Schedule of principal payments due by year:

Year Ending December 31,	Principal Due
2014	$2,759,000
2015	1,459,000
2016	6,569,000
2017	1,504,000
2018	666,000
2019 & beyond	3,311,000
Total	$16,268,000

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

Two Rivers Water & Farming Company -- 2013 Annual Report and 10K

Operating results for each of the segments of the Company are as follows (in thousands):

	For the year ended December 31, 2013				For the year ended December 31, 2012
	Parent	Farms	Water	Total	Parent	Farms	Water	Total
Revenue
Assessments	$-	$-	$32	$32	$-	$-	$49	$49
Farm revenue	-	2,002	-	2,002	-	979	-	979
Water revenue	-	-	40	40	-	-	36	36
Other & misc.	-	14	3	17	-	-	11	11
	-	2,016	75	2,091	-	979	96	1,075
Less: direct cost of revenue	-	1,673	41	1,714	-	1,116	-	1,116
Gross Margin	-	343	34	377	-	(137)	96	(41)
Operating Expenses
General & administrative	(2,108)	(395)	(443)	(2,946)	(6,353)	(899)	(325)	(7,577)
Depreciation	(15)	(349)	(170)	(534)	(14)	(170)	(87)	(271)
Income (Loss) from operations	(2,123)	(401)	(579)	(3,103)	(6,367)	(1,206)	(316)	(7,889)
Other Income (Expenses)
Interest expense	(57)	(170)	(711)	(938)	(1,000)	(1,426)	(443)	(2,869)
Recapture debt issue costs	-	-	-	-	(997)	(2,362)	-	(3,359)
Warrant expense	(96)	-	-	(96)	(315)	-	-	(315)
Other & misc.	148	(22)	(1,023)	(897)	(83)	-	9	(74)
Total Other Income (Expense)	(5)	(192)	(1,734)	(1,931)	(2,395)	(3,788)	(434)	(6,617)
Net (Loss) Income from continuing operations before income taxes	(2,129)	(593)	(2,313)	(5,034)	(8,762)	(4,994)	(750)	(14,506)
Income Taxes (Expense)/Credit	-	-	-	-	-	-	-	-

Net Income (Loss) from continuing operations	(2,129)	(593)	(2,313)	(5,034)	(8,762)	(4,994)	(750)	(14,506)
Non-controlling interest	-	-	(16)	(16)	-	-	(43)	(43)
Net (Loss) Income	$(2,129)	$(593)	$(2,329)	$(5,050)	$(8,762)	$(4,994)	$(793)	$(14,549)
Segment assets	$1,567	$12,804	$27,331	$41,702	$116	$12,582	$31,754	$44,452

Two Rivers Water & Farming Company -- 2013 Annual Report and 10K

NOTE 6 - EQUITY TRANSACTIONS

Common Stock

The Company has authorized 100,000,000 shares of common stock with a par value of $0.001.  The total issued common stock as of December 31, 2013, was 24,879,549 common shares.

RSUs to employees:
o	2,850,000 RSU shares were voided, and
o	190,000 RSU shares were exercised.
764,348common stock issued for services as follows:
o	85,000 shares with a value of $141,000 were issued to our Board for service in 2012,
o	100,000 shares to an independent board member of Dionisio Food & Produce, Inc. with a value of $100,000,
o	179,348 shares with a value of $177,500 were issued in exchange for consulting services,
o	200,000 shares with a value of $260,000 were issued in exchange for investor relations services, and
o	200,000 shares with a value of $204,000 were issued in exchange for advertising and marketing services.
Other common stock transactions consisting of 103,002 shares:
o	we returned 3,002 shares from a profit sharing plan that was no longer in effect to our authorized but unissued common stock, and
o	we retired 100,000 shares that we received from a settlement of a legal action.

During the year ended December 31, 2012 the Company had the following common stock transactions:

RSUs to employees:
o	3,185,000 net RSU shares were returned to the Plan
o	516,666 RSU shares were exercised.
618,850 unregistered common shares were issued to holders of our Bridge Loan for two Bridge Loan extensions.
676,666 common stock issued for services as follows:
o	50,000 shares of our common stock with a value of $111,000 were issued to our Board for service in 2011,
o	83,330 shares with a value of $122,000 were issued in exchange for consulting services,
o	216,666 shares with a value of $314,000 were issued in exchange for consulting services,
o	we issued 50,000 shares with a value of $85,000 for consulting services,
o	we issued 70,000 shares with a value of $123,000 as an exchange for legacy options held by a past employee,
o	we issued 190,000 shares with a value of $256,000 for consulting services, and
o	we issued 16,670 shares with a value of $17,000 for consulting services.
We issued 100,000 unregistered comon shares due to the exercise of warrants.

Convertible Preferred Shares

The Company has authorized 4,000,000 shares of convertible preferred stock with a par value of $0.001.  As of December 31, 2013, 3,794,000 shares were issued and outstanding.

Two Rivers Water & Farming Company -- 2013 Annual Report and 10K

Series BL Convertible Preferred Stock

As part of the December 2012 conversion of certain bridge loan convertible debt, the Company created a series of preferred stock designated as Series BL Convertible Preferred Stock (the “BL Preferred”).  Each share of the BL Preferred can be converted into one share of common stock of Two Rivers.  The BL Preferred include two dividends: (1) Cumulative 8% Annual Dividend, and (2) 10% Annual Net Profits Participation Dividend.   Under the Cumulative 8% Annual Dividend, holders of the BL Preferred will be entitled to receive an annual dividend, when and if declared by the Company’s Board of Directors, at the rate of 8% per annum.  Under the 10% Annual Net Profits Participation Dividend, BL Preferred holders will be entitled to receive an annual cumulative dividend, when and if declared, on a pro rata basis, equal to 10%, on a fully converted basis, of the Annual Net Profit.

In December 2012, the Company issued 3,794,000 shares of Series BL Convertible Preferred Stock in association with the conversion of certain bridge loan debt.

As of December 31, 2013, the Company has not declared either a Cumulative 8% Annual Dividend or a 10% Annual Net Profit Participation Dividend.

Stock Incentive Plans

The Company previously had a 2005 Stock Option Plan (“2005 Plan”) that was superseded by the Two Rivers 2011 Long-Term Stock Incentive Plan (“2011 Plan”).   Upon the Company’s shareholder adoption of the 2011 Plan, the 2005 Plan stopped issuance of any further grants, except for grants previously committed by agreement.

Under the 2005 Plan, we have the following stock options issued and outstanding:

Company Relationship	Options	Date of Grant	Vesting Date	Performance Requirement	Expiration Date	Exercise Price	Exercised to Date
Former Director	1,023,200	Jul-06	Jul-06	Satisfied	Jul-16	$1.25	-
Consultants	966,667	Various	Various	Satisfied	Various	$1.25	-
Total	1,989,867

If all of the options were exercised, $2,487,000 would be collected by the Company and yield an average share price of $1.25.

During the year ended December 31, 2013, the Company reissued 366,667 options under the 2005 Plan and pursuant to a prior written agreement with a financial consultant.  The options have a strike of $1.25/share and have fully vested.  In association with these options, the Company recognized stock based compensation expense of $274,000 for the year ended December, 2013.

Two Rivers Water & Farming Company -- 2013 Annual Report and 10K

A summary of the Two Rivers 2005 Option Plan (“2005 Plan”) is as follows:

	Shares	Weighted Average Exercise Price
Outstanding January 1, 2012	1,727,866	$1.34
Granted	204,480	1.25
Cancelled	(250,000)	2.00
Expired	(39,146)	-
Exercised	-	-
Outstanding December 31, 2012	1,643,200	1.27
Granted	-	-
Re-issued	366,667	1.25
Cancelled	(20,000)	3.00
Expired	-	-
Exercised	-	-
Outstanding December 31, 2013	1,989,867	$1.25
Options Exercisable, December 31, 2013	1,989,867	$1.25

Option Valuation Process

The fair value of each option award is estimated on the date of grant.  To calculate the fair value of options, the Company uses the Black-Scholes model employing the following variables:

	2013	2012
Expected stock price volatility	72%	78%
Risk-free interest rate	1.41%	2.64%
Expected option life (years)	2.8	2.2
Expected annual dividend yield	0%	0%

The Company arrived at the foregoing estimate of volatility of the Company’s common stock based on the Company’s stock closing price on a weekly basis and averaged over the prior five years. The risk-free rate for periods within the expected term of the options is based on the U.S. Treasury yield curve in effect at the time of grant. The Company believes these estimates and assumptions are reasonable. However, these estimates and assumptions may change in the future based on actual experience as well as market conditions.

For the reissuance of 366,667 options for the year ended December 31, 2013, the Company used a stock price volatility of 72%, a risk-free interest rate of 1.41% and an expect life of 2.8 years.

Two Rivers Water & Farming Company -- 2013 Annual Report and 10K

A summary of the Two Rivers 2011 Long-Term Stock Incentive Plan (“2011 Plan”) is as follows:

Shares
Outstanding January 1, 2012	5,450,948
Granted	4,700,237
Cancelled	(3,185,000)
Expired	-
Exercised	(636,903)
Outstanding December 31, 2012	6,329,282
Granted	410,000
Cancelled (1)	(3,016,667)
Expired	-
Exercised	(600,000)
Outstanding December 31, 2013	3,122,615
Exercisable, December 31, 2013	3,122,615

Under the 2011 Plan, we have issued the following Restricted Stock Units (RSUs):

Grantee	Company Relationship	RSUs issued	Date of Grant	Vesting Date	Performance Requirement	Exercised to Date
John McKowen	Chairman/CEO	2,480,948	Oct-10	(1)	(2)	-
Wayne Harding	CFO	700,000	Oct-10	(1)	(2)	533,333
Jolee Henry	Prior Director	400,000	Oct-10	Jan-11	n/a	-
Employee		50,000	Oct-10	(1)	n/a	-
		3,630,948				533,333
Notes:
(1) Vests 1/3 at the end of each 12 months from Date of Grant
(2) Subject to employer deferral and employment agreement, if applicable and to satisfactory employee performance during the vesting period

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

The stock-based compensation expense from both the 2011 and 2005 Plans were $175,000 and $3,434,000 for the years ended December 31, 2013 and 2012, respectively.

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

In December  2012 Two Rivers Water & Farming Company offered the holders of Convertible Debt Series A with a total balance of $2,000,000 (Two Rivers Farms F-1), Convertible Debt Series B with a total balance of $5,332,000 (Two Rivers Farms F-2), and Bridge Loan with a total of $3,794,000 the opportunity to convert into preferred shares and receive warrants.

Two Rivers Water & Farming Company -- 2013 Annual Report and 10K

As of December 31, 2012, the Company received from the debt holders the following intent to convert, subject to a final review of all transactional and legal documents:  Series A for $1,975,000, Series B for $5,107,000 ($100,000 conversion requests were executed after December 31, 2012) and the Bridge Loan for $3,794,000.

Each preferred share issued pursuant to these debt conversions can be converted into one share of common stock of Two Rivers.  For every two preferred shares, one warrant to purchase a common share of the Company was also issued.  The warrants expire December 31, 2017 and can be exercised at $3/share of Two Rivers.

As of December 31, 2013, the Company has outstanding the following warrants to purchase common stock:

Grantee	Company Relationship	Shares	Date of Grant	Vesting Date	Expiration Date	Exercise Price
Broker Dealer Series B Debt	Placement Agents	170,624	Aug-11	Aug-11	Sep-14	$2.50
Holders of Series B Debt	Investors	90,000	Aug-11	Aug-11	Sep-14	$2.50
Boenning Scattergood	Financial Advisor	250,000	May-11	May-11	May-16	$2.00
Investor Group	Investors	300,000	Feb-12	Mar-12	(1)	(1)
Wedbush Securities	Financial Advisor	200,000	Jun-12	Jun-12	Jun-17	$1.20
Dionisio Farms & Produce, Inc.	Investors in subsidiary	1,700,000	Dec-12	Dec-12	Dec-17	$3.00
Two Rivers Farms F-1	Investors in subsidiary	994,375	Dec-12	Dec-12	Dec-17	$3.00
Two Rivers Farms F-2	Investors in subsidiary	2,696,210	Dec-12	Dec-12	Dec-17	$3.00
Two Rivers Farms F-2	Remaining debt holders	225,000	Aug-11	Aug-11	Dec-12	$2.50
Bridge Loan conversion	Investors	1,897,000	Dec-12	Dec-12	Dec-17	$3.00
HCIC Note Holders	Creditors	1,367,000	Jun-13	Jun-13	Jun-18	$3.00
		9,890,209
(1)	These warrants are priced at the same price per share as the expected equity offering and expire one year after the completion of the expected equity offering.

Conversion Rights:

As of December 31, 2013, through the Company’s various capital raising activities, we have issued the following rights to convert debt into the Company’s common stock as follows:

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

Two Rivers Water & Farming Company -- 2013 Annual Report and 10K

The items accounting for the difference between income taxes computed at the federal statutory rate and the provision for income taxes consists of the following:

	December 31,
Years ended	2012	2011
Federal statutory rate	34.00%	34.00%
Effect of:
State taxes, net of federal tax benefit	3.06%	3.06%
Permanent items	(0.82)%	.60%
Return to Provision Allowance	7.05%	-
Valuation allowance	(43,29%)	(37.66%)
Effective income tax rate	- %	- %

Book loss reconciliation to estimated taxable income is as follows (in thousands):

	2013	2012
Book loss	$(5,050)	$(14,549)
Tax adjustments:
Stock based Comp	(174)	3,434
Stock comp exercised	(83)	(256)
Entertainment	15	8
Warrant Expense	96	-
Donations	4	10
Depreciation	274	37
Amortization	(43)	(20)
Estimate of taxable income	$(4,961)	$(11,336)

Income tax provision is summarized below (in thousands):

	2013	2012
Current expense (benefit)
Federal	$-	$-
State	-	-
Total current	-	-
Deferred expense (benefit)
Federal	(2,006)	(6,111)
State	(180)	(550)
Total deferred	(2,186)	(6,661)
Less: Valuation allowance	2,186	6,661
Total	$-	$-

We will recognize future accrued interest and penalties related to unrecognized tax benefits in income tax expense if incurred.  At December 31, 2013 we had no unrecognized tax benefits in income tax expense, and do not expect any in 2014.  Our income tax returns are no longer subject to Federal tax examinations by tax authorities for years before 2009 and state examinations for years before 2009.

Two Rivers Water & Farming Company -- 2013 Annual Report and 10K

The components of the deferred tax asset are as follows (in thousands):

Current deferred tax asset:	2013	2012
Net operating loss carryforwards	$(11,269)	$(9,260)
Capital loss	(27)	(34)
Bargain purchase	643	643
RSU & stock option expense	(2,075)	(2,171)
Fixed Assets and Intangibles	35	305
Charitable Contributions	(5)	(4)
Bad Debt	(8)	-
Total cumulative deferred tax assets	(12,706)	(10,520)
Valuation allowance	12,706	10,520
Effective income tax asset	$-	$-

For the year ended December 31, 2013 and December 31, 2012 the deferred tax asset of $12,706,000 and $10,520,000, respectively, for a total of $23,226,000 is not recognized, since management has determined the tax benefit cannot be reasonably assured of being used in the near future.  The net operating loss carryforward, if not used, will expire in various years through 2031, and is severely restricted as per the Internal Revenue Code if there is a change in ownership.  The following is a summary of the combined net operating loss carryforward (in thousands):

	Federal	Colorado
12/31/12	$25,447	$19,629
12/31/13	$4,961	$4,961
Balance	$30,408	$24,590

NOTE 8 - COMMITMENTS AND CONTINGENCIES

Operating Leases

In April 2012, the Company entered into a new lease with the Colorado Center in Denver Colorado for the corporate headquarters.   The space is 1,775 square feet and monthly payments of $3,600. The lease terminates on June 30, 2015.

The amounts due at the base rate are as follows:

Period	Amount Due
2014	$43,200
2015	$21,600

The Company has entered into leases of farmland, which is as follows:

Expiration	County	Acres	Amount per year
2018	Pueblo	301	$187,000
2032	Pueblo	95	$14,000

Two Rivers Water & Farming Company -- 2013 Annual Report and 10K

In addition to the above, Two Rivers has entered into a water lease arrangement with Pueblo Board of Water Works.  The lease is effective in 2012, has a term of five years, and calls for annual payments of $100,000 beginning in April, 2012.  The annual payments can be escalated based upon the percentage increase, if any, over the previous year of the PBWW water rates for its general customers for treated water.  The lease is for up to 500 acre feet of water per year. There are no further obligations under this lease.

The purpose of the lease is two-fold: a) to establish an appropriation of a water right for exchange from the Arkansas River main stream water to various Two Rivers’ reservoirs, and b) to provide supplemental irrigation water for our farming operations through releases from those reservoirs.

Defined Contribution Plan

Two Rivers does not have a defined contribution plan.

Employment Agreements

On September 9, 2004, (and amended on June 15, 2005 and December 16, 2010) the Company entered into an employment agreement with John McKowen, as President and CEO.  The initial term of the contract was two years, which renews automatically for successive one-year terms unless and until either party delivers notice of termination within 30 days of the expiration of the then current term.

On November 1, 2008, (and amended on December 16, 2010) the Company entered into an employment agreement with Wayne Harding.  The initial term of the contract was one year, which renews automatically for successive one-year terms unless and until either party delivers notice of termination within 30 days of the expiration of the then current term.

Besides compensation levels, Mr. McKowen’s and Mr. Harding’s employment agreement terms are similar.  The Board determines annual incentive compensation at the Board’s sole discretion.  If there is a change of control, each is entitled to an accelerated option/RSU vesting.

Effective January 1, 2013, Mr. McKowen’s pay was increased to $250,000 and Mr. Harding’s pay was increased to $125,000.

NOTE 9 – RELATED PARTY TRANSACTIONS

Pursuant to ASC 850 “Related Party Disclosure”, Management has evaluated related parties and all transactions associated with those and determined that no transactions exist which would require disclosure, except as disclosed below:

NOTE 10 – RESTATEMENT OF JUNE 30, 2013 AND SEPTEMBER 30, 2013 FINANCIAL RESULTS

During the fourth quarter of the year ended December 31, 2013, the Company identified certain accounting errors in the calculation of the fair value of the new terms on the HCIC seller carryback notes that were refinanced and initially reported in the Company’s periodic filing of its Form 10-Q as of June 30, 2013.  Upon recalculation of the fair value of the new debt, as in accordance with ASC 470-50-40-10 and ASC 820, the fair value of the new debt was adjusted to $7,037,000, which compared to the previously calculated debt fair value of $6,164,000.  The newly calculated fair value produced a one-time $873,000 loss, rather than the previously recorded gain in the quarter ended June 30, 2013 of $93,000.  Management believes the impact of these items, both individually and in the aggregate, to the year ended December 31, 2013 and to prior interim periods of June 30, 2013 and September 30, 2013 previously presented was not material.

Two Rivers Water & Farming Company -- 2013 Annual Report and 10K

Also refer to Note 4 – Notes Payable, HCIC Seller Carry Back Notes – for further information of the effects of the debt extinguishment and refinancing and resultant $873,000 loss for the year ended December 31, 2013.

Below is a summary of the restatement on our statements of operations that were previously filed as of the periods ended June 30, 2013 and September 30, 2013:

	As of June 30, 2013		As of Sep 30, 2013
Profit and Loss	3 Months	6 Months	9 Months

Net Loss As Reported	$(1,679,000)	$(3,859,000)	$(5,293,000)

EPS	$(0.07)	$(0.16)	$(0.21)

Adjustments:
Previously reported Gain on Debt Extinguishment	$94,000	$94,000	$94,000
Corrected amount of Loss on Debt Extinguishment	(873,000)	(873,000)	(873,000)
Amortization of Debt Discount	-	-	80,000
Total Adjustment	(967,000)	(967,000)	(1,047,000)
Restated Net Loss	$(2,646,000)	$(4,826,000)	$(6,340,000)
Adjusted EPS	$(0.11)	$(0.19)	$(0.26)
Variance	$(0.04)	$(0.03)	$(0.05)

NOTE 11 – SUBSEQUENT EVENTS

Pursuant to FASB ASC 855, Management has evaluated all events and transactions that occurred from December 31, 2013 through the date of issuance of these financial statements.  During this period, we did not have any significant subsequent events, except as disclosed below:

TR Capital Partners, LLC (“TR Capital”) and certain investors (the “Initial Investors”) entered into a Membership Interest Purchase Agreement dated as of January 31, 2014 relating to a private placement of TR Capital’s Preferred Units.  TR Capital was formed in December 2013 by Two Rivers Water & Farming Company and issued all of its outstanding Common Units to Two Rivers Water & Farming Company in exchange for a capital contribution of $1,000.

The Initial Investors subscribed to purchase a total of 17,973,536 of TR Capital’s Preferred Units at a purchase price of $0.70 per Preferred Unit for a total purchase price of $12,581,475, of which $6,000,000 is payable in cash and the balance is payable by delivery of “Qualified Assets,” which consist of outstanding securities previously issued by Two Rivers Water & Farming Company or certain of its subsidiaries.  One-half (8,986,768) of the subscribed Preferred Units were issued upon execution of the Membership Interest Purchase Agreement, for consideration consisting of (a) $3,000,000 in cash, including $1,300,000 of cash received by TR Capital from the Bridge Notes, which converted into Preferred Units (see “Bridge Notes” in Note 4), and (b) $3,290,737 in Qualified Assets.  The Initial Investors are obligated to purchase an additional 8,986,768 Preferred Units on June 30, 2014, for consideration consisting of $3,000,000 in cash and $3,290,737 in Qualified Assets.

Two Rivers Water & Farming Company -- 2013 Annual Report and 10K

The cash proceeds of $6,000,000, net of transactional expenses, are to be applied for TR Capital’s general corporate purposes, including the purchase, construction and operation of irrigated farmland and water assets.  TR Capital may issue and sell up to an additional 14,526,464 Preferred Units on or before September 1, 2014 in exchange for Qualified Assets, but not for cash.

Holders of Preferred Units generally will be entitled to receive distributions each fiscal year in an amount equal to the lesser of (a) 12% of such holders’ aggregate capital contributions and (b) TR Capital’s Adjusted Gross Margin (as defined) for such fiscal year, provided that such holders will be entitled to a minimum distribution for each full fiscal year equal to 8% of their aggregate capital contributions, payable in equal quarterly installments.  Distributions for the year ending December 31, 2014 will be pro rated for the portion of the year for which Preferred Units are outstanding.

A holder may exchange a Preferred Unit at any time for consideration consisting of (a) accrued but unpaid preferred distributions on such Preferred Unit through the exchange date, (b) 1 share of common stock of Two Rivers Water & Farming Company and (c) a warrant to purchase one-half share of such common stock at a price of $2.10 per share.  In addition, TR Capital may require each of the outstanding Preferred Units to be exchanged for such consideration at any time after January 31, 2017, subject to specified trading and registration conditions.

On January 31, 2014, Mr. Bradley Walker resigned from the Company’s Board of Directors.

On February 11, 2014, the Company’s Board appointed Mr. Gus Blass III as a director until its next annual meeting of shareholders.

Two Rivers Water & Farming Company -- 2013 Annual Report and 10K