Form 10-Q
period 2014-03-31
TWO RIVERS WATER & FARMING Co
filed 2014-05-14
CIK 1302946

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
Or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the transition period from _________ to _____________

Commission file number: 000-51139

Two Rivers Water & Farming Company
(Exact Name of Registrant as Specified in Its Charter)

Colorado	13-4228144
(State or Other Jurisdiction or Incorporation or Organization)	(I.R.S. Employee Identification No.)
2000 South Colorado Blvd. Tower 1, Suite 3100 Denver, Colorado	80222
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code:  (303) 222-1000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One).

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☑

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑

As of May 13, 2014 there were 24,879,549 shares outstanding of the registrant's Common Stock.

PART I.  OTHER INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Page
Financial Statements (Unaudited):
Condensed Consolidated Balance Sheets – March 31, 2014 and December 31, 2013	4
Condensed Consolidated Statements of Operations – Three months ended March 31, 2014 and 2013	5
Condensed Consolidated Statements of Cash Flows – Three months ended March 31, 2014 and 2013	6
Notes to Condensed Consolidated Financial Statements	7

TWO RIVERS WATER & FARMING COMPANY AND SUBSIDIARIES
Condensed Consolidated Balance Sheets  (In Thousands)

	March 31, 2014	December 31, 2013
ASSETS:	(Unaudited)	(Derived from Audit)
Current Assets:
Cash and cash equivalents	$2,184	$2,069
Advances and accounts receivable, net	9	54
Farm product	321	29
Deposits and other current assets	121	108
Total Current Assets	2,635	2,260
Long Term Assets:
Property, equipment and software, net	1,959	1,892
Land and real estate, net	4,978	4,978
Water assets	31,449	31,507
Intangible assets, net	984	997
Other long term assets	71	68
Total Long Term Assets	39,441	39,442
TOTAL ASSETS	$42,076	$41,702

LIABILITIES & STOCKHOLDERS' EQUITY:
Current Liabilities:
Accounts payable	$136	$47
Accrued liabilities	347	317
Preferred shares and membership dividends payable	470	-
Current portion of long term debt (Note 4)	1,385	2,759
Total Current Liabilities	2,338	3,123
Long Term Debt (Note 4)	11,439	12,961
Total Liabilities	13,777	16,084
Commitments and contingencies (Note 4)
Stockholders' Equity:
Convertible preferred shares, $0.001 par value, 4,000,000 shares authorized, 3,494,000 shares outstanding at March 31, 2014 and 3,794,000 shares outstanding at December 31, 2013 (liquidation value of $3,494,000 and $3,794,000, respectively), net	2,627	2,851
Common stock, $0.001 par value, 100,000,000 shares authorized, 24,879,549 shares issued and outstanding at March 31, 2014 and December 31, 2013	25	25
Additional paid-in capital	61,114	60,220
Accumulated (deficit)	(49,509)	(47,449)
Total Two Rivers Water Company Shareholders' Equity	14,257	15,647
Noncontrolling interest in subsidiaries	14,042	9,971
Total Stockholders' Equity	28,299	25,618
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$42,076	$41,702

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

TWO RIVERS WATER & FARMING COMANY AND SUBSIDIARIES
Condensed Consolidated Statements of Operations  (In Thousands)

	Three months ended March 31,
	2014	2013
Revenue
Other income	$5	$-
Total Revenue	5	-
Direct cost of revenue	-	-
Gross Profit (Loss)	5	-
Operating Expenses:
General and administrative	838	1,856
Depreciation	125	129
Total operating expenses	963	1,985
(Loss) from operations	(958)	(1,985)
Other income (expense):
Interest expense	(335)	(173)
Warrant expense	-	(28)
Other Income	11	5
Total other income (expense)	(324)	(196)
Net (Loss) before taxes	(1,282)	(2,181)
Income tax (provision) benefit	-	-
Net (Loss) before preferred dividends and non-controlling interest	(1,282)	(2,181)
Preferred Dividends	(470)	-
Net loss attributable to the noncontrolling interest	-	1
Net (Loss) attributable to Two Rivers Water Company	$(1,752)	$(2,180)
(Loss) Per Common Stock Share - Basic and Dilutive:	$(0.07)	$(0.09)
Weighted Average Shares Outstanding:
Basic and Dilutive	24,880	24,310

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

TWO RIVERS WATER & FARMING COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (In Thousands)

	For the three months ended March 31,
	2014	2013
Cash Flows from Operating Activities:
Net (Loss)	$(1,752)	$(2,180)
Adjustments to reconcile net income or (loss) to net cash (used in) operating activities:
Depreciation and amortization	125	129
Accretion of debt discount	47	-
Assumption of assessments due to purchase of HCIC shares	-	80
Stock based compensation	-	680
Stock and options for services	64	763
Gain on disposal of assets	(3)	-
Impairment of asset	34	-
Net change in operating assets and liabilities:
Decrease (increase) in advances & accounts receivable	44	82
(Increase) in farm product	(292)	(112)
(Increase) decrease in deposits, prepaid expenses and other assets	(16)	(248)
Increase (decrease) in accounts payable	50	(30)
Increase (decrease) in accrued liabilities and other	499	(163)
Net Cash (Used in) Operating Activities	(1,200)	(999)
Cash Flows from Investing Activities:
Purchase of property, equipment and software	(42)	(6)
Purchase of land, water shares, infrastructure	-	(1,315)
Net Cash (Used in) Investing Activities	(42)	(1,321)
Cash Flows from Financing Activities:
Proceeds from Preferred Units	1,700	-
Proceeds from long-term debt	-	1,050
Proceeds from sale of convertible preferred shares in DFP	-	1,600
Payment of offering costs	-	(223)
Payment on notes payable	(343)	(133)
Net Cash Provided by Financing Activities	1,357	2,294
Net (Decrease) Increase in Cash & Cash Equivalents	115	(26)
Beginning Cash & Cash Equivalents	2,069	1,340
Ending Cash & Cash Equivalents	$2,184	$1,314

Supplemental Disclosure of Cash Flow Information Cash paid for interest	$202	$148

The accompanying notes to condensed consolidated financial statements are an integral part of these statements

TWO RIVERS WATER & FARMING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2014 and March 31, 2013
(Unaudited)

NOTE 1 – ORGANIZATION AND BUSINESS

Corporate Information
Two Rivers Water & Farming Company (the “Company”) is a Colorado corporation with principal executive offices at 2000 South Colorado Boulevard, Tower 1, Suite 3100, Denver, Colorado, and our telephone number at that address is (303) 222-1000.

Organizational Restructuring

On January 29, 2014, the board of directors approved a plan to reorganize the Company’s subsidiaries in a more integrated manner based on functional operations.  The Company formed a new company, TR Capital Partners, LLC (“TR Capital”), which issued all of its Common Units to the Company.  TR Capital then initiated the transactions described below.  Following the completion of those transactions in mid-2014, the Company expects that TR Capital and its other direct and indirect subsidiaries (excluding HCIC Holdings, LLC, or “HCIC,” and Huerfano-Cucharas Irrigation Company) (the “Transferring Subsidiaries”) will enter into a series of related transactions as the result of which assets and operations of the Transferring Subsidiaries will be transferred to TR Capital.  As a result of those transactions, TR Capital would operate all of the operations formerly conducted by the Transferring Subsidiaries.  The following chart shows the expected corporate organization following completion of the anticipated transactions among the Transferring Subsidiaries, as well as the principal operating areas to be managed by TR Capital:

The placement of Preferred Units is being effectuated by either (1) the holders of certain debt or equity securities of the Transferring Subsidiaries exchanging their ownership interest or debt holdings for Preferred Units or (2) the direct investment into TR Capital through the cash purchase of Preferred Units.  These debt or equity securities or the cash consideration to purchase Preferred Units are collectively referred to as “Qualified Assets.”

The Qualified Assets are being exchanged into Preferred Units at a rate of $0.70 or $1.00.  If new capital (cash) is invested in Preferred Units, for each new $1.00 of new capital, another $1.2988 of Qualified Assets can be converted into Preferred Units at a rate of $0.70.  Additionally, the new capital (cash) purchases Preferred Units at a rate of $0.70.  All other Qualified Assets are being exchanged into Preferred Units at a rate of $1.00.

The Preferred Units provide the member with the following:
●
The ability, upon exchange, to receive one share of the Company’s common stock and a warrant to purchase one-half of one share of the Company’s common stock for each Preferred Unit owned.  The warrants expire five years after issuance and have a strike price of $2.10.

●	A quarterly dividend of 2% (8% annually) based on the consideration exchanged or paid for the Preferred Units.
●	An annual distribution based on the Adjusted Gross Profit (as defined) of the Company.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited Consolidated Financial Statements do not include all of the disclosures required by accounting principles generally accepted in the U.S. (“GAAP”), pursuant to the rules and regulations of the SEC. The unaudited Consolidated Financial Statements reflect all adjustments, which, in the opinion of management, are necessary to present fairly the consolidated financial position of the Company as of March 31, 2014, and the consolidated results of operations and comprehensive income and cash flows of the Company for the three months ended March 31, 2014 and 2013.  Operating results for the three months ended March 31, 2014 and due to the seasonality of the agriculture business are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

These unaudited Consolidated Financial Statements should be read in conjunction with the Company’s audited Consolidated Financial Statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Two Rivers and its subsidiaries, TR Capital Partners, LLC and HCIC.  All significant inter-company balances and transactions have been eliminated in consolidation.

Non-controlling Interest

Non-controlling interest is recorded for the ownership of HCIC not owned by the Company, for preferred shares not owned by the Company in the Company’s subsidiaries and for the TR Capital Preferred Units.   Below is the detail of non-controlling interest shown on the balance sheet:

Entity	Mar 31, 2014	Dec 31, 2013
TR Capital	$5,151,000	$-
HCIC	1,363,000	1,363,000
Two Rivers Farms F-1, Inc.1	735,000	1,494,000
Two Rivers Farms F-2, Inc.1	3,806,000	3,933,000
Dionisio Farms & Produce, Inc. (“DFP”)1	2,987,000	3,181,000
Totals	$14,042,000	$9,971,000
1These entities will be owned by TR Capital after the organizational restructuring detailed in Note 1 is completed.

Based on ASC 815-40-25, the Company classified the TR Capital Preferred Units as permanent equity.  Further, pursuant to the ASC 810-10, the Company determined that the TR Capital Preferred Units should be classified as a non-controlling interest in a subsidiary and shown separately within the Equity section of the Company’s Consolidated Balance Sheet.

Pursuant to ASC 470-20, the Company valued the Preferred Units by assessing the fair market value of the preferred units and the warrants and allocating those values to the face value of the Preferred Units.

The Preferred Units were valued based on the number of common shares into which the Preferred Units can be exchanged and the Company’s common share price on the date of the exchange.  The Qualified Assets were exchange between February 1, 2014 and February 4, 2014.  The common share price during those dates ranged from $0.85 to $0.90 per share.  In total, the 8,924,286 Preferred Units have a fair market value of $7,799,000 based on these common share prices.

The fair market value of the warrants underlying the Preferred Units was determined using the Black Scholes model.  Assumptions underlying the Black Scholes model were as follows:

Conversion Date	2/1/14 - 2/4/14
Stock Price	$0.85 - $0.90
Exercise Price	$2.10
Term (in years)	5
Volatility	74.34%
Annual Rate of Quarterly Dividends	0%
Discount Rate - Bond Equivalent Yield	1.46% - 1.49%

In total, the warrants underlying the Preferred Units have a fair market value of $1,659,000 based on these assumptions.

Reclassification

Certain amounts previously reported have been reclassified to conform to current presentation.  Certain labels of accounts/classifications have been changed.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions.  These estimates and assumptions affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period.  Actual results could differ materially from those estimates.

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

Farm product

Farm product represents expenses directly attributed to the planting and cultivation of crop.  Upon harvesting, the farm product is reduced in proportion of the revenue generated.  The reduction of the farm product is recognized as direct cost of revenue.

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

Below is a summary of premises and equipment:

Asset Type	Life in Years	Mar 31, 2014	Dec 31, 2013
Office equipment, furniture, computers	5 – 7	$11,000	$11,000
Computers	3	40,000	40,000
Vehicles	5	45,000	45,000
Farm equipment	7 - 10	1,527,000	1,411,000
Irrigation system	10	989,000	989,000
Buildings	27.5	35,000	35,000
Website	3	7,000	7,000
Subtotal		2,654,000	2,538,000
Less Accumulated Depreciation		(695,000)	(646,000)
Net Book Value		$1,959,000	$1,892,000

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

Intangibles

The Company recognizes the estimated fair value of water rights acquired by the Company’s purchase of equity interests in HCIC and Orlando Reservoir No. 2 Company, LLC (“Orlando”).   These intangible assets will not be amortized because they have an indefinite remaining useful life based on many factors and considerations, including, the historical upward valuation of water rights within Colorado.

Revenue Recognition

Farm Revenues

Revenues from farming operations are recognized when sold into the market.  All direct expenses related to farming operations are capitalized as farm inventory and recognized as a direct cost of sale upon the sale of the crops.

Water Revenues

Current water revenues are from the lease of water own by HCIC to farmers in the HCIC service area and through re-leasing of water from the Pueblo Board of Water lease.   Water revenues are recognized when the water is consumed.

Member Assessments

Once per year the HCIC board estimates HCIC’s expenses, less anticipated water revenues, and establishes an annual assessment per ownership share.  One-half of the member assessment is recorded in the first quarter of the calendar year and the other one-half of the member assessment is recorded in the third quarter of the calendar year.  Assessments paid by the Company to HCIC are eliminated in consolidation of the financial statements.

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

The dilutive effect of the outstanding 3,122,615 RSUs, 2,014,867 options and 9,890,209 warrants at March 31, 2014, has not been included in the determination of diluted earnings per share since, under ASC 260 they would anti-dilutive.

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

Water rights and infrastructure

The Company has acquired both direct flow water rights and water storage rights.  It has obtained water rights through the purchase of shares in a mutual ditch company, which it accomplished through its purchase of shares in HCIC, or through the purchase of an entity holding water rights, which it effected through its purchase of a membership interest of Orlando.  The Company may also acquire water rights through outright purchase.  In all cases, such rights are recognized under decrees of the Colorado water court and administered under the jurisdiction of the Office of the State Engineer.

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

Reconstruction costs are as follows:
	3 months ended	Year ended
	Mar 31, 2014	Dec 31, 2013
Beginning balance	$34,000	$34,000
Additions	-	-
Written off	34,000	-
Ending Balance	$-	$34,000

Intangible Assets

The Company acquired the Dionisio produce business and related equipment for $1,873,000 plus accrued interest of $30,000.   The purchase price was allocated as follows:

Produce business	$1,037,000
Equipment	836,000
Prepaid interest	30,000
Ending Balance	$1,903,000

Based on the discounted cash flow analysis and assuming the average life of a customer is 20 years, the produce business has the following values:

	Mar. 31, 2014	Dec. 31, 2013
Customer list	$580,000	$580,000
Tradename	220,000	220,000
Residual goodwill	237,000	237,000
Purchase price	1,037,000	1,037,000
Less: Accumulated amortization	(53,000)	(40,000)
Intangible assets, net	$984,000	$997,000

The cost of the customer list and the tradename will be amortized on a straight-line basis over 20 years.  The total amortization is $40,000 per year. The residual goodwill will be tested in December in each year for impairments, if any.

NOTE 4 – NOTES PAYABLE

Below is a summary of the Company’s long term debt:

		Mar 31, 2014
Note	Dec 31, 2013 Principal Bal.	Principal balance	Accrued interest	Interest rate	Security
HCIC seller carry back	$7,896,000	$7,719,000	$-	6%	Shares in the Mutual Ditch Company
Orlando seller carry back	188,000	188,000	33,000	7%	188 acres of land
Series A convertible debt	110,000	85,000	6,000	6%	F-1 assets
Series B convertible debt	405,000	405,000	30,000	6%	F-2 assets
CWCB	1,151,000	1,104,000	3,000	2.5%	Certain Orlando and Farmland assets
FirstOak Bank - Dionisio Farm	826,000	826,000	12,000	(1)	Dionisio farmland and 146.4 shares of Bessemer Irrigating Ditch Company Stock, well permits
Seller Carry Back - Dionisio	590,000	590,000	9,000	6.0%	Unsecured
FirstOak Bank - Mater	166,000	166,000	3,000	(1)	Secured by Mater assets purchased
Seller Carry Back - Mater	25,000	25,000	-	6.0%	Land from Mater purchase
McFinney Agri-Finance	645,000	644,000	-	6.8%	2,579 acres of pasture land in Ellicott Colorado
Ellicott second mortgage	400,000	400,000	-	12.0%	Second lien on above Ellicott land
ASF Note holders	2,036,000	528,000	-	8.0%	ASF assets
Bridge Notes	1,300,000	-	-	12.0%	Unsecured
Kirby Group	45,000	105,000	-	6.0%
Equipment loans	485,000	540,000	8,000	5 - 8%	Specific equipment
Total	16,268,000	13,325,000	$104,000
Less: HCIC Discount	(548,000)	(501,000)
Less: Current portion	(2,759,000)	(1,385,000)
Long Term portion	$12,961,000	$11,439,000

Note 1:  Prime rate +1%, but not less than 6%

NOTE 5 – INFORMATION ON BUSINESS SEGMENTS

The Company organizes its business segments based on the nature of the products and services offered.  It focuses on water and farming with Two Rivers Water & Farming Company as the parent company.  Therefore, it reports its segments by these lines of businesses:  Farms and Water.  Farms contain all of farming activity.  Water contains all of our water activity.  Our parent category is not a separate reportable operating segment.  Segment allocations may differ from those on the face of the income statement.

In the following tables of financial data, the total of the operating results of these business segments is reconciled, as appropriate, to the corresponding consolidated amount.  There are some corporate expenses that were not allocated to the business segments, and these expenses are contained in the “Total Operating Expenses” under Parent.
Operating results for each of the segments of the Company are as follows (in thousands):

	For the three months ended March 31, 2014				For the three months ended March 31, 2013
	Parent	Farms	Water	Total	Parent	Farms	Water	Total
Revenue
Other & misc.	$-	$2	$3	$5	$-	$-	$-	$-
Less: direct cost of revenue	-	-	-	-	-	-	-	-
Gross Margin	-	2	3	5	-	-	-	-
Expenses
Total operating expenses	860	118	66	1,045	1,200	533	252	1,985
Total other expense	300	8	14	322	39	25	132	196
Income (Loss) from operations before taxes	(1,160)	(124)	(77)	(1,362)	(1,239)	(558)	(384)	(2,181)
Income Taxes (Expense)/Credit	-	-	-	-	-	-	-	-
Net (loss)	(1,160)	(124)	(77)	(1,362)	(1,239)	(558)	(384)	(2,181)
Non-controlling interest	-	-	-	-	-	-	1	1
Preferred Dividends	390	-	-	390	-	-	-	-
Net (Loss) Income	$(1,551)	$(124)	$(77)	$(1,752)	$(1,239)	$(558)	$(383)	$(2,180)
Segment assets	$1,763	$12,981	$27,332	$42,076	$304	$12,485	$33,029	$45,818

NOTE 6 – EQUITY TRANSACTIONS

Common Stock

During the three months ended March 31, 2013, the Company had the following common stock transactions:
●	In February 2013 the Company issued 179,348 shares of our common stock to a consultant for work performed in 2012.
●	In February 2013 the Company issued 85,000 shares of our common stock to the independent members of the Board in exchange for Board of Director services rendered in 2012.
●	In March 2013 the Company issued 200,000 shares of our common stock to a consultant for investor relations work performed in first quarter, 2013.
●	In March 2013 the Company issued 100,000 shares of our common stock to an independent member of the DFP Board of Directors in exchange for services.

During the three months ended March 31, 2014, the Company had no common stock transactions.

NOTE 7 – SUBSEQUENT EVENTS

There were no material subsequent events through the date the financial statements were available to be issued.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless the context requires otherwise, references in this Form 10-Q to “we,” “our,” “us” and similar terms refer to Two Rivers Water & Farming Company and its subsidiaries.

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

Results of Operations

For the Three Months Ended March 31, 2014, Compared to the Three Months Ended March 31, 2013

During the three months ended March 31, 2014 and March 31, 2013, we recognized no revenues from our farming operations and $5,000 versus $ -0- from other sources, respectively.

Operating expenses from continuing operations during the three months ended March 31, 2014 and 2013 were $963,000 and $1,985,000, respectively.  The decrease of $1,022,000 was primarily due to the decrease of non-cash expense of granting of restrictive stock units (no expense for the three months ended March 31, 2014 compared to $680,000 for the three months ended March 31, 2013) and a reduction is stock and options issued for services ($64,000 for the three months ended March 31, 2014 compared to $763,000 for the three months ended March 31, 2013).

For operations, during the three months ended March 31, 2014 and 2013, we recognized a net loss of $958,000 and $1,985,000, respectively.  The decreased loss of $1,027,000 is due primarily to the reasons stated above.

Net loss attributed to Two Rivers for the three months ended March 31, 2014 was $1,752,000, compared to a loss of $2,180,000 for the three months ended March 31, 2013.  The decrease of $428,000 is due primarily to the reasons stated above, offset in part by declared dividends and distributions to Dionisio Farms & Produce, Inc. and TR Capital Partners, LLC, or TR Capital.

Liquidity and Capital Resources

From our inception through March 31, 2014, we have funded our operations primarily from the following sources:
-	Equity proceeds through private placements of Two Rivers Water & Farming Company and subsidiaries securities;
-	Revenue generated from operations;
-	Loans and lines of credit;
-	Sales of residential properties acquired through deed-in-lieu of foreclosure actions;
-	Sales of equity investments, and
-	Proceeds from the exercise of options.

As of March 31, 2014, we had no available line or letters of credit and do not intend to seek any such financing in the foreseeable future.

Cash flow from operations has not historically been sufficient to sustain our operations without the above additional sources of capital.  As of March 31, 2014, we had cash and cash equivalents of $2,184,000.  Cash flow consumed by our operating activities totaled $1,200,000 for the three months ended March 31, 2014, compared to operating activities consuming $999,000 for the three months ended March 31, 2013.  The increase in the cash consumed by our operating activities is largely due to the expansion of our farming operations.

As of March 31, 2014, we had $2,635,000 in current assets and $2,338,000 in current liabilities.  We expect TR Capital will receive an additional $3,000,000 through the sale of Preferred Units by June 30, 2014.

Cash used in investing activities was $42,000 for the three months ended March 31, 2014, compared to use of cash of $1,321,000 for the three months ended March 31, 2013.  During the three months ended March 31, 2014, we purchased equipment compared to the three months ended March 31, 2013 we purchased land and invested in water infrastructure through the expenditure of $1,321,000.

Cash flows generated by our financing activities for the three months ended March 31, 2014, were $1,357,000 compared to $2,294,000 for the three months ended March 31, 2013.  The decrease is primarily due to a reduction in borrowing.  During the three months ended March 31, 2014, we initiated our TR Capital preferred membership unit offering and received gross proceeds of $1,700,000 and used $343,000 to pay down notes payable.

Critical Accounting Policies

We have identified the policies below as critical to our business operations and the understanding of our results from operations.  The impact and any associated risks related to these policies on our business operations is discussed throughout Management’s Discussion and Analysis of Financial Conditions and Results of Operations where such policies affect our reported and expected financial results.  For a detailed discussion on the application of these and other accounting policies, see Note 2 in the Notes to the Consolidated Financial Statements.  Note that our preparation of this document requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period.  There can be no assurance that actual results will not differ from those estimates.

Revenue Recognition

We follow specific and detailed guidelines in measuring revenue; however, certain judgments may affect the application of our revenue policy.  Revenue results are difficult to predict, and any shortfall in revenue or delay in recognizing revenue could cause our operating results to vary significantly from quarter to quarter and could result in future operating losses.

Goodwill and Intangible Assets

We have acquired water shares in HCIC, which is considered an intangible asset and shown on our balance sheet as part of “Water assets”.  Currently, these shares are recorded at purchase price less our pro rata share of the negative net worth in HCIC.  Management evaluates the carrying value, and if necessary, will establish an impairment of value to reflect current fair market value.  Currently, there are no impairments on the water shares.

In 2012, we acquired a produce business, which is considered an intangible asset and shown on our balance sheet as “Intangible assets, net.”   Management evaluated the purchase price of $1,037,000 and allocated this price to customer list, tradename and goodwill.  See Note 3 to our Financial Statements for a detail allocation.

Seasonality of Farming Business

Our Farming Business is subject to seasonality.  We begin planting early in the calendar year for harvesting that begins in early July and continues through November.  Management believes that we have enough capital and outside capital resources to fund the farming inputs until revenue is generated.

Material Contractual Obligations

During the three months ended March 31, 2013, we purchased approximately an additional 4% of the shares of HCIC.  For the purchase we assumed the sellers’ past due assessment to HCIC of $80,000, which was eliminated on consolidation.  This transaction was recorded as a reclassification from HCIC non-controlling interest to additional paid in capital.  Further, we committed to provide the sellers a 100-year water lease equal to 4% of the total water available through the HCIC system at no additional charge to the sellers.

Quantitative and Qualitative Disclosures About Market Risk

We are exposed to the impact of interest rate changes and change in the market values of our investments.  Based on our market risk sensitive instruments outstanding as of March 31, 2014, as described below, management has determined that there was no material market risk exposure to our consolidated financial position, results of operations, or cash flows as of such date.  We do not enter into derivatives or other financial instruments for trading or speculative purposes.

Interest Rate Risk

At March 31, 2014,our exposure to market rate risk for changes in interest rates relates primarily to its borrowings and opportunities for retiring or rolling over our debt.   We have not used derivative financial instruments in its credit facilities.  A hypothetical 10% increase in the prime rate would not be significant to our financial position, results of operations, or cash flows.

Impairment Policy

At least once every year, management examines all of our assets for proper valuation and to determine if an allowance for impairment is necessary.  In terms of real estate owned, this impairment examination also includes the accumulated depreciation.  Management examines market valuations and if an additional impairment is necessary for lower of cost or market, then an impairment charge is recorded.

Inflation

We do not believe that inflation will have a material negative impact on our future operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to the impact of interest rate changes and change in the market values of our real estate properties and water assets.  Because we had no market risk sensitive instruments outstanding as of March 31, 2014, it was determined that there was no material market risk exposure to our consolidated financial position, results of operations, or cash flows as of such date.  We do not enter into derivatives or other financial instruments for trading or speculative purposes.

ITEM 4.  CONTROLS AND PROCEDURES

Disclosures Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on the evaluation of our disclosure controls and procedures as of March 31, 2014, and due to the material weakness in our internal control over financial reporting described in our Management's Annual Report on Internal Control over Financial Reporting accompanying our Annual Report on Form 10-K for the year ended December 31, 2013, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures over financial reporting were not effective during reporting periods ended December 31, 2013 and March 31, 2014 as discussed below.

Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2014, no changes other than those in conjunction with certain remediation efforts described below, were identified to our internal control over financial reporting that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

Remediation Efforts

In the three months ended March 31, 2014, we continued to implement the following measures that we initiated in fiscal 2013 to improve our internal controls over the financial reporting process.

We increased our controls over financial reporting through the engagement in 2014 of an outside review team of our recording of transaction through the publishing of our financials.

We are seeking to hire a new senior level accountant with one of this person’s main responsibilities is the overseeing of our established internal controls.

We plan to do another formal assessment of our internal controls before the end of our quarter ending September 30, 2014; thereby allowing for internal corrective action before the end of our fiscal year ending December 31, 2014.

We will continue to monitor the effectiveness of our internal control over financial reporting in the areas affected by the facts described above and employ any additional tools and resources deemed necessary to ensure that our financial statements are fairly stated in all material respects.

PART II.  OTHER INFORMATION

ITEM 1A.  RISK FACTORS

The risks described in Item 1A. Risk Factors, in our Annual Report on Form 10-K for the year ended December  31, 2013, could materially and adversely affect our business, financial condition and results of operations. These risk factors do not identify all risks that we face—our operations could also be affected by factors that are not presently known to us or that we currently consider to be immaterial to our operations.  The Risk Factors section of our 2013 Annual Report on Form 10-K remains current in material respects.

ITEM 6.   EXHIBITS

The following is a complete list of exhibits filed as part of this Form 10Q/A. Exhibit number corresponds to the numbers in the Exhibit table of Item 601 of Regulation S-K.

Exhibit Number	Description
10.1	Limited Liability Company Agreement dated as of January 31, 2014 among TR Capital Partners, LLC and the Members named therein
10.2	Membership Interest Purchase Agreement dated as of January 31, 2014 among TR Capital Partners, LLC and the Investors named therein
10.3	Exchange Agreement dated as of January 31, 2014 among TR Capital Partners, LLC, Two Rivers Water and Farming Company and the Holders named therein
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Principal Financial Officer pursuant to the Section 302 of the Sarbanes-Oxley Act
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TWO RIVERS WATER & FARMING COMPANY (Registrant)

Date: May 13, 2014	By:	/s/ John McKowen
Chief Executive Officer & Chairman of the Board

Date: May 13, 2014	By:	/s/ Wayne Harding
Chief Financial Officer & Principal Accounting Officer

EXHIBIT INDEX

Exhibit Number	Description
10.1	Limited Liability Company Agreement dated as of January 31, 2014 among TR Capital Partners, LLC and the Members named therein
10.2	Membership Interest Purchase Agreement dated as of January 31, 2014 among TR Capital Partners, LLC and the Investors named therein
10.3	Exchange Agreement dated as of January 31, 2014 among TR Capital Partners, LLC, Two Rivers Water and Farming Company and the Holders named therein
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Principal Financial Officer pursuant to the Section 302 of the Sarbanes-Oxley Act
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act