Form 10-Q
period 2014-06-30
TWO RIVERS WATER & FARMING Co
filed 2014-08-11
CIK 1302946

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One).

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐        No ☒

As of August 11, 2014 there were 26,343,490 shares outstanding of the registrant's Common Stock.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Page
Financial Statements (Unaudited):
Condensed Consolidated Balance Sheets – June 30, 2014 and December 31, 2013	4
Condensed Consolidated Statements of Operations – Three months ended June 30, 2014 and 2013 and six months ended June 30, 2014 and 2013	5
Condensed Consolidated Statements of Cash Flows – Six months ended June 30, 2014 and 2013	6
Notes to Condensed Consolidated Financial Statements	7

TWO RIVERS WATER & FARMING COMPANY AND SUBSIDIARIES
Condensed Consolidated Balance Sheets  (In Thousands)

	June 30, 2014 (Unaudited)	December 31, 2013 (Derived from Audit)
ASSETS:
Current Assets:
Cash and cash equivalents	$1,868	$2,069
Advances and accounts receivable	3	54
Subscription receivable	1,300	-
Farm product	908	29
Deposits and other current assets	110	108
Total Current Assets	4,189	2,260
Long Term Assets:
Property, equipment and software, net	2,042	1,892
Land	5,278	4,978
Water rights and infrastructure	31,411	31,507
Intangible assets, net	977	997
Other long term assets	76	68
Total Long Term Assets	39,784	39,442
TOTAL ASSETS	$43,973	$41,702

LIABILITIES & STOCKHOLDERS' EQUITY:
Current Liabilities:
Accounts payable	$208	$47
Accrued liabilities and unearned revenue	367	317
Preferred shares and membership dividends payable	178	-
Current portion of notes payable	1,133	2,759
Total Current Liabilities	1,886	3,123
Notes Payable - long term, net of current portion	11,258	12,961
Total Liabilities	13,144	16,084
Commitments & Contingencies (Note 4)
Stockholders' Equity:
Convertible preferred shares, $0.001 par value, 4,000,000 shares authorized, 200,000 shares outstanding at June 30, 2014 and 3,794,000 shares outstanding at December 31, 2013 (liquidation value of $200,000 and $3,794,000, respectively), net	152	2,851
Common stock, $0.001 par value, 100,000,000 shares authorized, 25,935,383 and 24,879,549 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	26	25
Additional paid-in capital	68,876	60,220
Accumulated (deficit)	(59,068)	(47,449)
	9,986	15,647
Noncontrolling interest in subsidiaries	20,843	9,971
Total Stockholders' Equity	30,829	25,618
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$43,973	$41,702

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

TWO RIVERS WATER & FARMING COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Operations  (In Thousands, except Per Share Data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013 (Restated)	2014	2013 (Restated)
Revenue
Farm revenue	$-	$48	$-	$48
Water revenue	-	-	-	-
Member assessments & other income	10	11	15	11
Total Revenue	10	59	15	59
Direct cost of revenue	-	(41)	-	(41)
Gross Margin	10	18	15	18
Operating Expenses:
General and administrative	1,005	1,490	1,843	3,346
Depreciation	124	110	249	239
Total operating expenses	1,129	1,600	2,092	3,585
Loss from Operations	(1,119)	(1,582)	(2,077)	(3,567)
Other Income (Expense)
Interest expense	(307)	(198)	(642)	(371)
Warrant expense	-	-	-	(28)
Loss on debt extinguishment	-	(873)	-	(873)
Other income (expense)	(71)	-	(60)	5
Total other income (expense)	(379)	(1,071)	(703)	(1,267)
Net Loss from Continuing Operations before Taxes	(1,498)	(2,653)	(2,780)	(4,834)
Income tax (provision) benefit	-	-	-	-
Net Loss before Preferred Dividends and Non-Controlling interest	(1,498)	(2,653)	(2,780)	(4,834)
Preferred dividends	(177)	-	(647)	-
Net loss (income) attributable to the non-controlling interest	(5)	7	(5)	8
Net Loss Attributable to Common Shareholders	$(1,680)	$(2,646)	$(3,432)	$(4,826)

Loss Per Share - Basic and Dilutive:	$(0.06)	$(0.11)	$(0.11)	$(0.20)
Weighted Average Shares Outstanding:
Basic and dilutive	25,407	24,791	25,144	24,509

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

TWO RIVERS WATER & FARMING COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (In Thousands)

	Six months ended June 30,
	2014	2013 (Restated)
Cash Flows from Operating Activities:
Net loss	$(3,432)	$(4,826)
Adjustments to reconcile net income or (loss) to net cash used in operating activities:
Depreciation and amortization	253	239
Accretion of debt discount	95	20
Assumption of assessments due to purchase of shares of Huerfano-Cucharas Irrigation Company	-	80
Stock-based compensation and warrant expense	296	1,396
Stock and options for services	210	822
Loss on sale of investments and assets held	72	967
Impairment of asset	34	-
Net change in operating assets and liabilities:
Decrease in advances & accounts receivable	50	88
(Increase) in farm product	(879)	(364)
(Increase) in deposits, prepaid expenses and other assets	(2)	(49)
Increase (decrease) in accounts payable	161	(188)
Increase (decrease) in accrued liabilities and other	204	(214)
Net Cash Used in Operating Activities	(2,938)	(2,029)
Cash Flows from Investing Activities:
Purchase of property, equipment and software	(206)	(34)
Purchase of land, water shares, infrastructure	(300)	(1,335)
Other	(8)	-
Net Cash Used in Investing Activities	(513)	(1,369)
Cash Flows from Financing Activities:
Proceeds from sale of preferred units of TR Capital Partners, LLC	3,400	-
Proceeds from issuance of long-term debt	275	2,000
Proceeds from sale of convertible preferred shares of Dionisio Farms & Produce, Inc.	-	1,600
Payment of offering costs	-	(223)
Payments on notes payable	(425)	(253)
Net Cash Provided by Financing Activities	3,250	3,124
Net Increase in Cash & Cash Equivalents	(201)	(274)
Beginning Cash & Cash Equivalents	2,069	1,340
Ending Cash & Cash Equivalents	$1,868	$1,066

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$314	$254
Stock & warrants for debt issuance costs	$-	$580

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

TWO RIVERS WATER & FARMING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Six Months Ended June 30, 2014 and June 30, 2013
(Unaudited)

NOTE 1 – ORGANIZATION AND BUSINESS

Corporate Information

Two Rivers Water & Farming Company (the “Company”) is a Colorado corporation with principal executive offices at 2000 South Colorado Boulevard, Tower 1, Suite 3100, Denver, Colorado, and its telephone number at that address is (303) 222-1000.

Organizational Restructuring

On January 29, 2014, the board of directors approved a plan to reorganize the Company’s subsidiaries in a more integrated manner based on functional operations.  The Company formed a new company, TR Capital Partners, LLC (“TR Capital”), which issued all of its Common Units to the Company.  TR Capital then initiated the transactions described below.  Following the completion of those transactions in the third quarter of 2014, the Company expects that TR Capital and its other direct and indirect subsidiaries (excluding HCIC Holdings, LLC, or “HCIC,” and Huerfano-Cucharas Irrigation Company) (the “Transferring Subsidiaries”) will enter into a series of related transactions as the result of which assets and operations of the Transferring Subsidiaries will be transferred to TR Capital.  As a result of those transactions, TR Capital would operate all of the operations formerly conducted by the Transferring Subsidiaries.  The following chart shows the expected corporate organization following completion of the anticipated transactions among the Transferring Subsidiaries, as well as the principal operating areas to be managed by TR Capital:

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

The Preferred Units provide the member with the following:

●
The ability, upon exchange, to receive one share of the Company’s common stock and a warrant to purchase one-half of one share of the Company’s common stock for each Preferred Unit owned.  The warrants will expire on January 31, 2019 and have a strike price of $2.10.

●	A quarterly dividend equal to 2% (8% annually) of based on the consideration exchanged or paid for the Preferred Units.
●	An annual distribution based on the Adjusted Gross Profit (as defined) of the Company.

As of June 30, 2014, $21,232,000 of cash and Qualified Assets was converted into 26,461,000 Preferred Units.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements do not include all of the disclosures required by accounting principles generally accepted in the U.S. (“GAAP”), pursuant to the rules and regulations of the SEC. The unaudited consolidated financial statements reflect all adjustments, which, in the opinion of management, are necessary to present fairly the consolidated financial position of the Company as of June 30, 2014, and the consolidated results of operations and comprehensive income and cash flows of the Company for the three and six months ended June 30, 2014 and 2013.  Due to the seasonality of the agriculture business and other factors, operating results for the three and six months ended June 30, 2014 and due to the seasonality of the agriculture business are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

These accompanying unaudited consolidated financial statements and related notes are condensed should be read in conjunction with the Company’s audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.  Interim disclosures do not necessarily repeat disclosures in the Annual Report.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Two Rivers and its subsidiaries, including TR Capital Partners and HCIC.  All significant inter-company balances and transactions have been eliminated in consolidation.

Non-controlling Interest

Non-controlling interest is recorded for equity interests in the Company’s subsidiaries, including shares of HCIC, preferred shares of certain subsidiaries and Preferred Units of TR Capital, held by minority third-party investors. Below is the detail of non-controlling interest shown on the balance sheet:

Entity	June 30, 2014	December 31, 2013
TR Capital	$17,167,000	$-
HCIC	1,368,000	1,363,000
Two Rivers Farms F-1, Inc. 1	104,000	1,494,000
Two Rivers Farms F-2, Inc.1	1,453,000	3,933,000
Dionisio Farms & Produce, Inc. (“DFP”)1	751,000	3,181,000
Totals	$20,843,000	$9,971,000
1 It is expected that these entities will be owned by TR Capital after the organizational restructuring detailed in Note 1 is completed.

Based on Accounting Standards Codification (“ASC”) 815-40-25, the Company classified the TR Capital Preferred Units as permanent equity.  Further, pursuant to the ASC 810-10, the Company determined that the TR Capital Preferred Units should be classified as a non-controlling interest in a subsidiary and shown separately within the Equity section of the Company’s Consolidated Balance Sheet.

Pursuant to ASC 470-20, the Company valued the Preferred Units by assessing the fair market value of the preferred units and the warrants and allocating those values to the face value of the Preferred Units.

The Preferred Units were valued based on the number of shares of the Company’s common stock into which the Preferred Units can be exchanged and price of the Company’s common stock on the date the Preferred Units were issued.  Pursuant to a purchase agreement entered into as of January 31, 2014, the Qualified Assets were exchanged from Preferred Units on various dates between February 1, 2014 and June 30, 2014.  The common stock price during that period ranged from $0.85 to $1.33 per share.  In total, the 26,461,000 Preferred Units have a fair market value of $29,707,000 based on those common stock prices.

The fair market value of the warrants underlying the Preferred Units was determined using the Black Scholes model.  Assumptions underlying the Black Scholes model were as follows:

Conversion date	2/1/14 - 2/4/14
Stock price	$0.85 - $1.33
Exercise price	$2.10
Term (in years)	5
Volatility	73.01 - 74.34%
Annual rate of Quarterly Dividends	0%
Discount rate - Bond Equivalent Yield	1.46% - 1.71%

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

Below is a summary of premises and equipment:

Asset Type	Life in Years	June 30, 2014	December 31, 2013
Office equipment, furniture, computers	5 – 7	$11,000	$11,000
Computers	3	42,000	40,000
Vehicles	5	45,000	45,000
Farm equipment	7 - 10	1,584,000	1,411,000
Irrigation system	10	989,000	989,000
Buildings	27.5	139,000	35,000
Website	3	7,000	7,000
Subtotal		2,817,000	2,538,000
Less: Accumulated depreciation		(775,000)	(646,000)
Net book value		$2,042,000	$1,892,000

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

Water Revenues

Current water revenues are from the lease of water owned by HCIC to farmers in the HCIC service area and through re-leasing of water from the Pueblo Board of Water lease.   Water revenues are recognized when the water is consumed.

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

Stock-Based Compensation

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

In December 2007, the SEC issued Staff Accounting Bulletin (“SAB”) 110 which was issued to express the understanding that the use of a “simplified” method, as discussed in SAB 107 in developing an estimate of expected term of “plain vanilla” share options in accordance with ASC 718 would be acceptable beyond December 31, 2007.  The Company adopted SAB 110 beginning January 2008.

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

The dilutive effect of the outstanding 2,455,918 RSUs, 2,014,867 options and 9,890,209 warrants at June 30, 2014, has not been included in the determination of diluted earnings per share since, under ASC 260 they would anti-dilutive.

Recently issued Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board issued Accounting Standards Update No. 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” (“ASU No. 2013-11”). ASU No. 2013-11 requires an entity to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, with limited exceptions. ASU No. 2013-11 is effective for interim and annual periods beginning after December 15, 2013 and may be applied retrospectively. The adoption of the provisions of ASU No. 2013-11 is not expected to have a material impact on the Company’s financial position or results of operations.

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

Upon purchasing water rights, the value is recorded at the purchase price.  If a majority interest is acquired in a company holding water assets (potentially with other assets including water delivery infrastructure, right of ways, and land), the Company determines the fair value of the assets.  To assist with the valuation, the Company may consider reports from a third-party valuation firm.  If the value of the water rights is greater than what the Company paid then a bargain purchase gain is recognized.   If the value of the water assets are less than what the Company paid then goodwill is recognized.

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

Reconstruction costs are as follows:

	Six Months ended	Year ended
	June 30, 2014	December 31, 2013
Beginning balance	$34,000	$34,000
Additions	-	-
Written off	34,000	-
Ending Balance	$-	$34,000

Intangible Assets

In November, 2012, the Company acquired the Dionisio produce business and related equipment for $1,873,000 plus accrued interest of $30,000.   The purchase price was allocated as follows:

Produce business	$1,037,000
Equipment	836,000
Prepaid interest	30,000
Ending balance	$1,903,000

Based on the discounted cash flow analysis and assuming the average life of a customer is 20 years, the produce business has the following values:

	June 30, 2014	December 31, 2013
Customer list	$580,000	$580,000
Tradename	220,000	220,000
Residual goodwill	237,000	237,000
Purchase price	1,037,000	1,037,000
Less: Accumulated amortization	(60,000)	(40,000)
Intangible assets, net	$977,000	$997,000

The cost of the customer list and the tradename are being amortized on a straight-line basis over 20 years.  The total amortization is $40,000 per year. The residual goodwill will be tested in December in each year for impairments, if any.

NOTE 4 – NOTES PAYABLE

Below is a summary of the Company’s consolidated long term debt:

	June 30, 2014		December 31, 2013
Note	Principal Balance	Accrued Interest	Principal Balance
HCIC seller carry back	$7,670,000	$-	$7,896,000
Orlando seller carry back	188,000	36,000	188,000
Series A convertible debt	-	-	110,000
Series B convertible debt	225,000	20,000	405,000
CWCB	1,104,000	10,000	1,151,000
FirstOak Bank - Dionisio Farm	826,000	24,000	826,000
FirstOak Bank - Dionisio Farm	176,000	1,000	-
Seller Carry Back - Dionisio	590,000	18,000	590,000
FirstOak Bank - Mater	166,000	6,000	166,000
Seller Carry Back - Mater	25,000	-	25,000
McFinney Agri-Finance	642,000	-	645,000
Ellicott second mortgage	-	-	400,000
ASF Notes	528,000	3,000	2,036,000
Bridge Notes	-	-	1,300,000
Kirby Group	167,000	-	45,000
Equipment loans	537,000	13,000	485,000
Total	12,844,000	$131,000	16,268,000
Less: HCIC discount	(453,000)		(548,000)
Less: Current portion	(1,133,000)		(2,759,000)
Long term portion	$11,258,000		$12,961,000

NOTE 5 – INFORMATION ON BUSINESS SEGMENTS

The Company organizes its business segments based on the nature of the products and services offered.  It focuses on the Water and Farming Business with Two Rivers Water & Farming Company as the parent company.  Therefore, it reports segments by these lines of businesses:  Farms and Water.  The Farms segment contains all of the Farming Business conducted by DFP, Two Rivers Farms F-1, Inc., and Two Rivers Farms F-2, Inc.  The Water segment contains the Water Business operated by ASF Project 1, LLC, HCIC and Orlando.  The “Parent” category is not a separate reportable operating segment.  Segment allocations may differ from those on the face of the income statement.

In the following tables of financial data, the total of the operating results of these business segments is reconciled, as appropriate, to the corresponding consolidated amount.  Certain corporate expenses not allocated to the business segments are recorded in “Total Operating Expenses” under Parent.

Operating results for each of the segments of the Company are as follows (in thousands):

	Six Months Ended June 30, 2014				Six Months Ended June 30, 2013
	Parent	Farms	Water	Total	Parent	Farms	Water	Total
Revenue
Assessments	$-	$-	$8	$8	$-	$-	$-	$-
Farm revenue	-	2	-	2	-	48	-	48
Water revenue	-	-	-	-	-	-	11	11
Other & misc.	-	2	3	5	-	6	1	7
	-	4	11	15	-	54	12	66
Less: direct cost of revenue	-	-	-	-	-	-	40	40
Gross Margin	-	4	11	15	-	54	(28)	26
Total Operating Expenses	1,473	202	418	2,093	2,199	967	420	3,586
Total Other Expense	605	90	7	702	78	54	1,142	1,274
Net Loss from Operations before Income Taxes	(2,078)	(288)	(414)	(2,780)	(2,277)	(967)	(1,590)	(4,834)
Income Taxes (Expense)/Credit	-	-	-	-	-	-	-	-
Net Loss from Operations	(2,078)	(288)	(414)	(2,780)	(2,277)	(967)	(1,590)	(4,834)
Non-controlling interest	-	-	5	5	-	-	8	8
Preferred dividends	647	-	-	647	-	-	-	-
Net Loss	$(2,725)	$(288)	$(419)	$(3,432)	$(2,277)	$(967)	$(1,582)	$(4,826)
Segment Assets	$3,730	$12,846	$27,397	$43,973	$405	$11,728	$33,459	$45,592

NOTE 6 – CORRECTION OF JUNE 30, 2013 FINANCIAL RESULTS

During the fourth quarter of the year ended December 31, 2013, the Company identified certain accounting errors in the calculation of the fair value of the new terms on the HCIC seller carryback notes that were refinanced and initially reported in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013.  Upon recalculation of the fair value of the new debt, as in accordance with ASC 470-50-40-10 and ASC 820, the fair value of the new debt was adjusted to $7,037,000, which compared to the previously calculated debt fair value of $6,164,000.  The newly calculated fair value produced a one-time $873,000 loss, rather than the previously recorded gain in the quarter ended June 30, 2013 of $93,000.  Management believes the impact of these items, both individually and in the aggregate, to the year ended December 31, 2013 and to prior interim periods of June 30, 2013 and September 30, 2013 previously presented was not material.

Below is a summary of the correction on the Company’s condensed consolidated balance sheet as June 30, 2013:

	As Reported	Adjustments	As Corrected
Total Assets	$45,592,000	$-	$45,592,000
Total Liabilities	$17,233,000	$1,270,000	$18,503,000
Total Shareholders’ Equity	$28,359,000	$(1,270,000)	$27,089,000

Below is a summary of the correction on our condensed consolidated statement of operations for the three and six months ended June 30, 2013:

	As of June 30, 2013
	Three Months Ended	Six Months Ended

Net Loss As Reported	$(1,679,000)	$(3,859,000)
Adjustments:
Previously reported gain on debt extinguishment	$94,000	$94,000
Corrected amount of loss on debt extinguishment	(873,000)	(873,000)
Total adjustment	(967,000)	(967,000)
Corrected net loss	$(2,646,000)	$(4,826,000)
Loss per share as initially reported	$(0.07)	$(0.16)
Corrected loss per share	$(0.11)	$(0.19)
Variance	$(0.04)	$(0.03)

NOTE 7 – EQUITY TRANSACTIONS

Common Stock

During the six months ended June 30, 2013, the Company had the following common stock transactions:

●	In February 2013, the Company issued 179,348 shares of common stock to a consultant for work performed in 2012.
●	In February 2013, the Company issued 85,000 shares of common stock to the independent members of the Board of Directors in exchange for Board services rendered in 2012.
●	In March 2013, the Company issued 200,000 shares of common stock to a consultant for investor relations work performed in first quarter, 2013.
●	In March 2013, the Company issued 100,000 shares of common stock to an independent member of the DFP Board of Directors in exchange for Board services rendered in 2012.
●	In April 2013, the Company issued 400,000 of our common stock to an investor relations firm for services.
●	In June 2013, the Company returned 3,002 of our common stock from a profit sharing plan that was no longer in effect to our authorized but unissued common stock.

During the six months ended June 30, 2014, the Company had the following common stock transactions:

●	In May, 2014, the Company issued the following common stock:
●	30,000 shares to a prior employee under our stock plan; and
●	50,000 shares to a consultant for work performed in 2014.
●	In June, 2014, the Company issued the following common stock:
●	833,334 shares under our stock plan; and
●	142,500 shares to the independent members of the Board of Directors in exchange for Board services rendered in 2013.

NOTE 8 – SUBSEQUENT EVENTS

In May 2014 the Company arranged for the formation of GrowCo, Inc., a Colorado corporation (“GrowCo”), to provide greenhouses and processing facilities for licensed marijuana growers in Colorado.  In July 2014 GrowCo issued the initial 20,000,000 shares of its common stock to TR Capital in exchange for TR Capital’s agreement to (a) sell, or otherwise make available, 300 acres of land and associated water rights in Pueblo and Huerfano Counties in Colorado and (b) provide GrowCo with capital needed to build out two independent marijuana grow facilities on such acreage.

Also in July 2014, the board of directors of GrowCo designated up to 10,000,000 shares of its common stock for issuance to management under equity incentive arrangements.  Of those shares, 5,000,000 were issued to Timothy Beall, GrowCo’s Chief Operating Officer and are subject to vesting restrictions under which GrowCo will have the right to repurchase all or a portion of the shares for a $0.00001 per share if specified performance requirements are not met.  The remaining 5,000,000 shares designated for issuance as equity incentives are reserved and available for future issuance.

On August 1, 2014, the Company announced plans under which 10,000,000 of the 20,000,000 shares of GrowCo common stock issued to TR Capital would be deposited with a trust formed for the benefit of holders of the Company’s common stock.  Those 10,000,000 shares initially are to be distributed by TR Capital as a dividend to the Company, which expects to deposit the shares with an independent trustee, subject to irrevocable instructions to distribute 2,500,000 of the shares to record holders of the Company’s common stock as of each of January 1, 2015, April 1, 2015, July 1, 2015 and October 1, 2015.  The distributions to those record holders would only be made when the GrowCo shares can be sold by the holders pursuant to an effective registration statement filed with the Securities and Exchange Commission or an exemption from such registration.

On July 18, 2014, the Company received the final payment of the $1,300,000 TR Capital subscription receivable.

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

Overview

There is a water shortage in the arid regions of the southwestern United States. There is a municipal water shortage in Colorado (see CWCB study).  The Colorado municipal water shortage has created a price differential, an arbitrage, of 5-10 to 1 increase in the price of municipal water over irrigation water.  In the late 1800s, 85% of all water rights in Colorado were granted to and still are primarily held by agriculture. Since then, populations have increased and people have moved to the city.

First generation western water business models attempted to capture the water arbitrage by “buying and drying” the most productive irrigated farmland and moving the water to the cities, which decimated some agricultural communities.  The buy and dry model has become politically, economically and legally untenable and is no longer capable of capturing the water arbitrage (see Governor's Executive Order). Two Rivers has built a new business model that reinvigorates, rather than ruins, agricultural communities and captures the water arbitrage in multiple stages through market transactions.

In the initial acquisition stage, Two Rivers’ acquires water rights through the purchase of irrigated farmland used for feed crop production and converts the farmland into fruit and vegetable crop production, which generate six times more revenue with better profit margins. In later stages, Two Rivers creates additional value for its shareholders by partnering with other economic activities in need of water resources.  Those activities are as varied as the economy itself and presently include water augmentation programs to replace out of priority diversions, greenhouse development and leasing for licensed marijuana growers and establishing Metropolitan Districts to provide water to under-served communities.

Results of Operations

Our Consolidated Operations

Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013

During the three months ended June 30, 2014 we recognized revenues of $10,000 compared to $59,000, in the three months ended June 30, 2013.  Our primary revenue source is from the sale of agriculture products grown by us.  The sale of these products is highly seasonal and occurs primarily in the third and fourth quarters of the year.

Operating expenses totaled $1.1 million during the three months ended June 30, 2014 and $1.6 million during the three months ended June 30, 2013.  The decrease of $471,000 primarily reflected reduced stock-based compensation, lower consulting fees and other expense savings based on a management initiative to reduce expenses.  As a result, our net loss from operations was reduced from $1.6 million for the three months ended June 30, 2013 to $1.1 million for the three months ended June 30, 2014.  We expect, however, that operating expenses will increase in future periods as we expand our business focus on irrigated farming and water.

Our non-operating expenses increased from $104,000 for the three months ended June 30, 2013 to $379,000 for the three months ended June 30, 2014.  The increase of $275,000 was due primarily to an increase in interest expense, including amortization of debt discounts.

Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013

During the six months ended June 30, 2014, we recognized revenues from continuing operations of $15,000 compared to $59,000 in revenues from continuing operations during the six months ended June 30, 2013.  Our primary revenue source is from the sale of agriculture products grown by us.  The sale of these products is highly seasonal and occurs primarily in the third and fourth quarters of the year.

Operating expenses from continuing operations totaled $2.1 million during the six months ended June 30, 2014 and $3.6 million during the six months ended June 30, 2013.  The decrease of $1.5 million reflected (a) a $1.1 million decrease in non-cash expense of stock-based compensation and warrants from $1.4 million for the six months ended June 30, 2013 to $296,000 for the six months ended June 30, 2014 and (b) a $612,000 decrease in non-cash issuance of stock and options for services.  Those reductions were offset by increases in operating expenses.  As a result, our net loss from operations was reduced from $3.5 million for the six months ended June 30, 2013 to $2.1 million for the six months ended June 30, 2014.  We expect, however, that operating expenses will increase in future periods as we expand our business focus on irrigated farming and water.

Our non-operating expenses increased from $300,000 for the six months ended June 30, 2013 to $703,000 for the six months ended June 30, 2014.  The increase of $403,000 was due primarily to an increase in interest expense, including amortization of debt discounts.

Liquidity and Capital Resources

To date, we have funded our operations primarily from the following sources:

●	Equity proceeds through private placements of securities of Two Rivers Water & Farming Company and certain of its direct and indirect subsidiaries;
●	Revenue generated from operations;
●	Loans and lines of credit;
●	Sales of residential properties acquired through deed-in-lieu of foreclosure actions;
●	Sales of equity investments, and
●	Proceeds from the exercise of options.

As of June 30, 2014, we had no available line or letters of credit and do not intend to seek any such financing in the foreseeable future.

Cash flow from operations has not historically been sufficient to sustain our operations without the above additional sources of capital.  As of June 30, 2014, we had cash and cash equivalents of $1,868,000.  Cash flow consumed by our operating activities totaled $2.0 million for the six months ended June 30, 2014, compared to operating activities consuming $2.0 million for the six months ended June 30, 2013.  The increase in the cash consumed by our operating activities was largely due to the expansion of our farming operations.

Cash used in investing activities was $513,000 for the six months ended June 30, 2014, compared to use of cash of $1.4 million for the six months ended June 30, 2013.  During the six months ended June 30, 2014, we purchased equipment and built an expansion to our cooling warehouse at a total cost of $206,000 and we acquired land for $300,000.  During the six months ended June 30, 2013, we purchased land and invested in water infrastructure through the expenditure of $1.3 million and we acquired equipment at a cost of $34,000.

Cash flows generated by our financing activities for the six months ended June 30, 2014, were $3.3 million compared to $3.1 million for the six months ended June 30, 2013.  During the six months ended June 30, 2014, we received gross proceeds of $3.4 million from sales of preferred units of our subsidiary TR Capital Partners, LLC and we incurred additional long term indebtedness of $275,000 in connection with land purchases.  During that period, we applied $425,000 to pay amounts due under certain notes.

We currently expect that our cash expenditures will increase for the foreseeable future, as we seek to further expand our farmland business and to initiate operations of GrowCo.  As a result, our existing cash and cash equivalents and other working capital may not be sufficient to meet all of the projected cash needs contemplated by our business strategies for the second half of 2014 and for 2015.  To the extent our cash and cash equivalents and other working capital are insufficient to fund our planned activities, we may need to either slow our growth initiatives or raise additional funds through public or private equity or debt financings.  We also may need to raise additional funds in the event we determine in the future to effect one or more acquisitions of businesses, technologies and products.  If additional funding is required, we cannot assure you that we will be able to effect an equity or debt financing on terms acceptable to us or at all.

Critical Accounting Policies

We have identified the policies below as critical to our business operations and the understanding of our results from operations.  The impact and any associated risks related to these policies on our business operations is discussed throughout Management’s Discussion and Analysis of Financial Conditions and Results of Operations where such policies affect our reported and expected financial results.  For a detailed discussion of the application of these and other accounting policies, see note 2 of the notes to consolidated financial statements included elsewhere in this Form 10-Q.  Our preparation of such consolidated financial statements and this Form 10-Q requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period.  There can be no assurance that actual results will not differ from those estimates.

Revenue Recognition

We follow specific and detailed guidelines in measuring revenue; however, certain judgments may affect the application of our revenue policy.  Revenue results are difficult to predict, and any shortfall in revenue or delay in recognizing revenue could cause our operating results to vary significantly from quarter to quarter and could result in future operating losses.

Goodwill and Intangible Assets

We have acquired water shares in Huerfano-Cucharas Irrigation Company, which is considered an intangible asset and shown on our balance sheet as part of “Water assets”.  Currently, these shares are recorded at purchase price less our pro rata share of the negative net worth in HCIC Holdings, LLC.  Management evaluates the carrying value, and if necessary, will establish an impairment of value to reflect current fair market value.  Currently, there are no impairments on the water shares.

In 2012, we acquired a produce business, which is considered an intangible asset and shown on our balance sheet as “Intangible assets, net.”   Management evaluated the purchase price of $1.0 million and allocated this price to customer list, tradename and goodwill.  For a detailed allocation, please see note 3 of the notes to consolidated financial statements included elsewhere in the Form 10-Q.

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

Inflation

We do not believe that inflation will have a material negative impact on our operations in the foreseeable future.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to the impact of interest rate changes and change in the market values of our real estate properties and water assets.  Because we had no market risk sensitive instruments outstanding as of June 30, 2014, it was determined that there was no material market risk exposure to our consolidated financial position, results of operations, or cash flows as of such date.  We do not enter into derivatives or other financial instruments for trading or speculative purposes.

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on the evaluation of our disclosure controls and procedures as of June 30, 2014, and due to the material weakness in our internal control over financial reporting described in our Management's Annual Report on Internal Control over Financial Reporting accompanying our Annual Report on Form 10-K for the year ended December 31, 2013, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures over financial reporting were not effective during reporting periods ended December 31, 2013 and June 30, 2014 as discussed below.

Changes in Internal Control over Financial Reporting and Remediation Efforts

During the six months ended June 30, 2014, no changes other than those in conjunction with certain remediation efforts described below, were identified to our internal control over financial reporting that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

In the six months ended June 30, 2014, we continued to implement the following measures that we initiated in fiscal 2013 to improve our internal control over the financial reporting process.

●	We engaged an outside review team in 2014 to review and evaluate our on-going accounting processes, from the recording of transactions through the publishing of our financial statements.

●	We are seeking to hire a new senior level accountant who will be responsible for, among other things, overseeing our internal control processes.

We plan to perform another formal assessment of our internal control over financial reporting by no later than September 30, 2014.  In addition, we will continue to monitor the effectiveness of our internal control over financial reporting and will seek to employ any additional tools and resources deemed necessary to ensure that our financial statements are fairly stated in all material respects.

PART II.  OTHER INFORMATION

ITEM 1A.  RISK FACTORS

The risks described in Item 1A. Risk Factors, in our Annual Report on Form 10-K for the year ended December  31, 2013, could materially and adversely affect our business, financial condition and results of operations.  Those risk factors do not identify all risks that we face, and operations could also be affected by factors that are not presently known to us or that we currently consider to be immaterial to our operations.

ITEM 6.   EXHIBITS

The following exhibits are being filed as part of this Form 10Q:

Exhibit Number	Description
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Principal Financial Officer pursuant to the Section 302 of the Sarbanes-Oxley Act
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TWO RIVERS WATER & FARMING COMPANY

Date: August 11, 2014	By:	/s/ Wayne Harding
Wayne Harding
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Principal Financial Officer pursuant to the Section 302 of the Sarbanes-Oxley Act
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act