Form 10-Q
period 2014-09-30
TWO RIVERS WATER & FARMING Co
filed 2014-11-12
CIK 1302946

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes |X| No |_|

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes |X| No |_|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One).

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer (Do not check if a smaller reporting company)	[ ]	Smaller reporting company	[X]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes |_| No |X|

As of November7,2014 there were 26,524,538shares outstanding of the registrant's Common Stock.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

TWO RIVERS WATER & FARMING COMPANY AND SUBSIDIARIES

Condensed Consolidated Balance Sheets(In Thousands)

	September 30, 2014 (Unaudited)	December 31, 2013 (Derived from Audit)
ASSETS:
Current Assets:
Cash and cash equivalents	$ 762	$ 2,069
Advances and accounts receivable	643	54
Farm product	774	29
Deposits and other current assets	75	108
Total Current Assets	2,254	2,260
Long Term Assets:
Property, equipment and software, net	2,267	1,858
Construction in progress	791	34
Land	5,278	4,978
Water rights and infrastructure	31,381	31,507
Intangible assets, net	967	997
Other long term assets	76	68
Total Long Term Assets	40,760	39,442
TOTAL ASSETS	$ 43,014	$ 41,702

LIABILITIES & STOCKHOLDERS' EQUITY:
Current Liabilities:
Accounts payable	$ 249	$ 47
Accrued liabilities and unearned revenue	316	317
Preferred shares and membership dividends payable	494	-
Current portion of notes payable	864	2,759
Total Current Liabilities	1,923	3,123
Notes Payable - long term, net of current portion	10,859	12,961
Total Liabilities	12,782	16,084
Commitments & Contingencies (Note 4)
Stockholders' Equity:
Convertible preferred shares, $0.001 par value, 4,000,000 shares authorized, 100,000shares outstanding at September 30, 2014 and 3,794,000 shares outstanding at December 31, 2013 (liquidation value of $77,000 and $3,794,000, respectively), net	77	2,851
Common stock, $0.001 par value, 100,000,000 shares authorized, 26,524,538 and 24,879,549 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	27	25
Additional paid-in capital	69,198	60,220
Accumulated (deficit)	(61,112)	(47,449)
Total Two Rivers Water Company Shareholders' Equity	8,190	15,647
Noncontrolling interest in subsidiaries	22,042	9,971
Total Stockholders' Equity	30,232	25,618
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$ 43,014	$ 41,702

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

TWO RIVERS WATER & FARMING COMPANY AND SUBSIDIARIES

Condensed Consolidated Statements of Operations(In Thousands, except Per Share Data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013 (Restated)	2014	2013 (Restated)
Revenue
Farm revenue	$ 1,062	$ 946	$ 1,062	$ 994
Water revenue	-	40	-	40
Member assessments & other income	10	9	25	20
Total Revenue	1,072	995	1,087	1,054
Direct cost of revenue	(786)	(598)	(786)	(639)
Gross Margin	286	397	301	415
Operating Expenses:
General and administrative	702	1,377	2,546	4,723
Depreciation	129	123	378	362
Total operating expenses	831	1,500	2,924	5,085
Loss from Operations	(545)	(1,103)	(2,623)	(4,670)
Other Income (Expense)
Interest expense	(216)	(299)	(859)	(670)
Warrant expense	-	(27)	-	(55)
Loss on debt extinguishment	-	80	-	(793)
Other income (expense)	(99)	9	(159)	15
Total other income (expense)	(315)	(237)	(1,018)	(1,503)
Net Loss from Continuing Operations before Taxes	(860)	(1,340)	(3,641)	(6,173)
Income tax (provision) benefit	-	-	-	-
Net Loss before Preferred Dividends and Non-Controlling Interest	(860)	(1,340)	(3,641)	(6,173)
Preferred dividends	(483)	-	(1,130)	-
Net loss (income) attributable to the noncontrolling interest	4	(14)	(1)	(6)
Net Loss Attributable to Common Shareholders	$ (1,339)	$ (1,354)	$ (4,772)	$ (6,179)
Loss Per Share – Basic and Dilutive:	$ (0.05)	$ (0.05)	$ (0.19)	$ (0.25)
Weighted Average Shares Outstanding:
Basic and dilutive	26,230	24,940	25,506	24,824

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

TWO RIVERS WATER & FARMING COMPANY AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (In Thousands)

(Unaudited)

	Nine Months Ended September 30,
	2014	2013 (Restated)
Cash Flows from Operating Activities:
Net loss	$ (3,641.00)	$ (6,173.00)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	378	515
Accretion of debt discount	148	-
Assumption of assessments due to purchase of shares of Huerfano-Cucharas Irrigation Company	-	80
Stock-based compensation and warrant expense	296	2,158
Stock and options for services	340	939
Loss on sale of investments, assets and debt restructuring	92	1,042
Impairment of asset	34	-
Interest expense written off	38	-
Net change in operating assets and liabilities:
Increase in advances & accounts receivable	(590)	(211)
Increase in farm product	(745)	(384)
Decrease in deposits, prepaid expenses and other assets	33	34
Increase (decrease) in accounts payable	202	(48)
Increase (decrease) in accrued liabilities and other	(97)	(525)
Net Cash Used in Operating Activities	(3,512)	(2,573)
Cash Flows from Investing Activities:
Purchase of property, equipment and software	(1,256)	(34)
Purchase of land, water shares, infrastructure	(300)	(1,335)
Proceeds from securities available for resale	(8)	58
Net Cash Used in Investing Activities	(1,564)	(1,311)
Cash Flows from Financing Activities:
Proceeds from sale of preferred units of TR Capital Partners, LLC	4,700	-
Proceeds from issuance of long-term debt	274	2,599
Proceeds from sale of convertible preferred shares of Dionisio Farms & Produce, Inc.	-	1,600
Payment of offering costs	-	(223)
Payment of preferred dividends	(636)	-
Payments on notes payable	(569)	(422)
Net Cash Provided by Financing Activities	3,769	3,554
Net Increase in Cash & Cash Equivalents	(1,307)	(330)
Beginning Cash & Cash Equivalents	2,069	1,340
Ending Cash & Cash Equivalents	762	1,010

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$ 470	$ 469
Accrued dividends	$ 494	$ -
Stock & warrants for debt issuance costs	$ -	$ 580

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

TWO RIVERS WATER & FARMING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2014 and September 30, 2013

(Unaudited)

NOTE 1 – ORGANIZATION AND BUSINESS

Corporate Information

Two Rivers Water & Farming Company (the “Company”) is a Colorado corporation with principal executive offices at 2000 South Colorado Boulevard, Tower 1, Suite 3100, Denver, Colorado, and its telephone number at that address is (303) 222-1000.

Organizational Restructuring

On January 29, 2014, the board of directors approved a plan to reorganize the Company’s subsidiaries in a more integrated manner based on functional operations.  The Company formed a new company, TR Capital Partners, LLC (“TR Capital”), which issued all of its Common Units to the Company.  TR Capital then initiated the transactions described below.  Following the completion of those transactions by December 31, 2014, the Company expects that TR Capital and its other direct and indirect subsidiaries (excluding HCIC Holdings, LLC, or “HCIC,” and Huerfano-Cucharas Irrigation Company) (the “Transferring Subsidiaries”) will enter into a series of related transactions as the result of which assets and operations of the Transferring Subsidiaries will be transferred to TR Capital.  As a result of those transactions, TR Capital would operate all of the operations formerly conducted by the Transferring Subsidiaries.  The following chart shows the expected corporate organization following completion of the anticipated transactions among the Transferring Subsidiaries, as well as the principal operating areas to be managed by TR Capital:

Two Rivers Water & Farming Company
Huerfano - Cucharas
95% Owned
TR Capital Partners, LLC
Two Rivers Farms, LLC
Farming
Marketing
Processing
Sales/Leases
Two Rivers Water, LLC
Surface Flow
Ground Water
Storage
Augmentation
GrowCo, Inc.
Greenhouses
Stores
Water
Security

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

•

The ability, upon exchange, to receive one share of the Company’s common stock and a warrant to purchase one-half of one share of the Company’s common stock for each Preferred Unit owned.  The warrants will expire on January 31, 2019 and have a strike price of $2.10.

•

A quarterly dividend equal to 2% (8% annually)based on the consideration exchanged or paid for the Preferred Units.

•

An annual distribution based on the Adjusted Gross Profit (as defined) of the Company.

As of September 30, 2014, $24,620,000 of cash and Qualified Assets was converted into 29,849,000 Preferred Units.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements do not include all of the disclosures required by accounting principles generally accepted in the U.S. (“GAAP”), pursuant to the rules and regulations of the SEC. The unaudited consolidated financial statements reflect all adjustments, which, in the opinion of management, are necessary to present fairly the consolidated financial position of the Company as of September 30, 2014, and the consolidated results of operations and comprehensive income and cash flows of the Company for the three and ninemonths ended September 30, 2014 and 2013.  Due to the seasonality of the agriculture business and other factors, operating results for the three and ninemonths ended September 30, 2014 and are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

These accompanying unaudited consolidated financial statements and related notes are condensed and should be read in conjunction with the Company’s audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.  Interim disclosures do not necessarily repeat disclosures in the Annual Report.

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

Non-controlling Interest

Non-controlling interest is recorded for equity interests in the Company’s subsidiaries, including shares of HCIC, preferred shares of certain subsidiaries and Preferred Units of TR Capital, held by minority third-party investors. Below is the detail of non-controlling interest shown on the balance sheet:

Entity	September 30, 2014	December 31, 2013
TR Capital	$ 20,472,000	$ -
HCIC	1,364,000	1,363,000
Two Rivers Farms F-1, Inc. [1]	29,000	1,494,000
Two Rivers Farms F-2, Inc.[1]	225,000	3,933,000
Dionisio Farms & Produce, Inc. (“DFP”)[1]	(48,000)	3,181,000
Totals	$ 22,042,000	$ 9,971,000

1It is expected that these entities will be owned by TR Capital after the organizational restructuring detailed in Note 1 is completed.

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

The Preferred Units were valued based on the number of shares of the Company’s common stock into which the Preferred Units can be exchanged and price of the Company’s common stock on the date the Preferred Units were issued.  Pursuant to a purchase agreement entered into as of January 31, 2014, the Qualified Assets were exchanged for Preferred Units on various dates between February 1, 2014 and September 30, 2014.  The common stock price during that period ranged from $0.63 to $1.39 per share.  In total, the 29,849,000 Preferred Units have a fair market value of $33,454,000 based on those common stock prices.

The fair market value of the warrants underlying the Preferred Units was determined using the Black Scholes model.  Assumptions underlying the Black Scholes model were as follows:

Conversion date	2/1/14 – 8/26/14
Stock price	$0.85 - $1.33
Exercise price	$2.10
Term (in years)	4.43 - 5
Volatility	59.24 – 74.34%
Annual rate of Quarterly Dividends	0%
Discount rate - Bond Equivalent Yield	1.44% - 1.74%

In total, the warrants underlying the Preferred Units have a fair market value of $6,828,000 based on these assumptions.

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

Farm Product

Farm product represents expenses directly attributed to the planting and cultivation of crop.  Upon harvesting, the farm product is reduced in proportion of the revenue generated.  The reduction of the farm product is recognized as direct cost of revenue.  At the end of each quarter, management determines the lower of cost or market for the farm product available for sale.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation.  Depreciation is computed principally on the straight-line method over the estimated useful life of each type of asset which ranges from three to forty years.  Maintenance and repairs are charged to expense as incurred; improvements and betterments are capitalized.  Upon retirement or disposition, the related costs and accumulated depreciation are removed from the accounts, and any resulting gains or losses are credited or charged to income.

Below is a summary of premises and equipment:

Asset Type	Life in Years	September 30, 2014	December 31, 2013
Office equipment, furniture, computers	5 – 7	$ 11,000	$ 11,000
Computers	3	42,000	40,000
Vehicles	5	45,000	45,000
Farm equipment	10-Jul	1,648,000	1,411,000
Irrigation system	10	989,000	989,000
Buildings	27.5	389,000	35,000
Website	3	7,000	7,000
Subtotal		3,131,000	2,538,000
Less: Accumulated depreciation		(864,000)	(646,000)
Net book value		$ 2,267,000	$ 1,892,000

Construction in Progress

The Company currently has active projects related to the construction of greenhouses for GrowCo.  It is the Company’s policy to capitalize construction costs as construction in progress.  Per ASC 835-20, the cost of acquiring an asset should include the costs of all activities incurred to bring the asset to the condition and location necessary for its intended use.  This includes all labor, legal, engineering, architecture, construction management and general construction costs, etc. incurred prior to the asset being placed in service.  This same guidance defines activities as being construed broadly, but specifically states that they encompass the physical construction of the asset, administrative and technical activities during the preconstruction stage, and activities to overcome unforeseen obstacles during construction.  It is the Company’s policy that capitalization of costs will not begin until the asset is specifically designated to be used for revenue-producing purposes.  If an asset does not have this specific designation all costs will be expensed as incurred.  The Company will use the issuance of the CO (Certificate of Occupancy) to determine when to stop capitalizing costs related to the specific assets, and, at that point, the Company will transfer the project from construction in progress to a fixed asset account.

Land

Land acquired for farming is recorded at cost.  Some of the land acquired has not been farmed for many years, if not decades.  Therefore, additional expenditures are required to make the land ready for efficient farming.  Expenditures for leveling the land are added to the cost of the land.  Irrigation is not capitalized in the cost of Land (Property and Equipment above). Land is not depreciated.  However, once per year, management will assess the value of land held, and in their opinion, if the land has become impaired, management will establish an impairment against the land.

Water Rights and Infrastructure

Subsequent to purchase of water rights and water infrastructure, management periodically evaluates the carrying value of its assets, and if the carrying value is in excess of fair market value, the Company will establish an impairment.  Currently, there are no impairments on the Company’s land and water shares.  No amortization or depreciation is taken on the water rights.

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

Revenue Recognition

Farm Revenues

Revenues from farming operations are recognized when sold into the market.  All direct expenses related to farming operations are capitalized as farm inventory and recognized as a direct cost of sale upon the sale of the crops. Farm revenues also includes freight charges with the related freight expenses in cost of farming.

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

Stock-Based Compensation

Beginning January 1, 2006, the Company adopted the provisions of ASC 718 and accounts for stock-based compensation in accordance with ASC 718.  Under the fair value recognition provisions of this standard, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as an expense on a straight-line basis over the requisite service period, which generally is the vesting period.  The Company elected the modified-prospective method, under which prior periods are not revised for comparative purposes.  The valuation provisions of ASC 718 apply to new grants and to grants that were outstanding as of the effective date and are subsequently modified.

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

The dilutive effect of the outstanding 2,455,918 RSUs, 2,014,867 options and 9,890,209 warrants at September 30, 2014, has not been included in the determination of diluted earnings per share since, under ASC 260,they would anti-dilutive.

Recently issued Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”). The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps: identify the contract(s) with a customer; identify the performance obligations in the contract; determine the transaction price; allocate the transaction price to the performance obligations in the contract; and recognize revenue when (or as) the entity satisfies a performance obligation. ASU 2014-09 supersedes the revenue recognition requirements in Accounting Standards Codification Topic No. 605, “Revenue Recognition,” most industry-specific guidance throughout the industry topics of the accounting standards codification, and some cost guidance related to construction-type and production-type contracts. ASU 2014-09 is effective for public entities for annual periods and interim periods within those annual periods beginning after December 15, 2016. Early adoption is not permitted. Companies may use either a full retrospective or a modified retrospective approach to adopt ASU 2014-09. We are currently evaluating the potential impact of adopting this guidance on our consolidated financial statements.

In June 2014, the FASB issued Accounting Standards Update No. 2014-12, “Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period” (“ASU 2014-12”). The amendments in ASU 2014-12 require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in Accounting Standards Codification Topic No. 718, “Compensation - Stock Compensation” (“ASC 718”), as it relates to awards with performance conditions that affect vesting to account for such awards. The amendments in ASU 2014-12 are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015.

Early adoption is permitted. Entities may apply the amendments in ASU 2014-12 either: (a) prospectively to all awards granted or modified after the effective date; or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. We are currently evaluating the potential impact of adopting this guidance on our consolidated financial statements.

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

Dam and Water Infrastructure Construction in Progress

The Company has commenced engineering for the reconstruction of the dam owned by the HCIC.  In addition the Company is in the process of rehabilitating various outlet gates, pipes and water gates.  These costs are capitalized, and not amortized or depreciated until the dam reconstruction is completed in accordance with ASC 360 and 835.  The company is also in the process of construction greenhouses for its GrowCo division, and these costs are capitalized as well under the same provisions.

Construction costs are as follows:

	Nine Months ended	Year ended
	September 30, 2014	December 31, 2013
Beginning balance	$ 34,000	$ 34,000
Additions	791,000	-
Written off	34,000	-
Ending Balance	$ 791,000	$ 34,000

NOTE 4 – NOTES PAYABLE

Below is a summary of the Company’s consolidated long term debt:

	September 30, 2014		December 31, 2013
Note	Principal Balance	Accrued Interest	Principal Balance
HCIC seller carry back	$7,623,000	$-	$7,896,000
Orlando seller carry back	188,000	40,000	188,000
Series A convertible debt	-	-	110,000
Series B convertible debt	125,000	13,000	405,000
CWCB	1,104,000	16,000	1,151,000
FirstOak Bank - Dionisio Farm	826,000	37,000	826,000
FirstOak Bank - Dionisio Farm	176,000	4,000	-
Seller Carry Back - Dionisio	590,000	27,000	590,000
FirstOak Bank - Mater	166,000	7,000	166,000
Seller Carry Back - Mater	25,000	-	25,000
McFinney Agri-Finance	640,000	-	645,000
Ellicott second mortgage	-	-	400,000
ASF Notes	-	-	2,036,000
Bridge Notes	-	-	1,300,000
Kirby Group	130,000	-	45,000
Equipment loans	543,000	19,000	485,000
Total	12,136,000	$163,000	16,268,000
Less: HCIC discount	(413,000)	-	(548,000)
Less: Current portion	(864,000)	-	(2,759,000)
Long term portion	$10,859,000	$163,000	$12,961,000

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

Operating results for each of the segments of the Company are as follows (in thousands):

	Nine Months Ended September 30, 2014				Nine Months Ended September 30, 2013
	Parent	Farms	Water	Total	Parent	Farms	Water	Total
Revenue
Assessments	$ -	$ -	$ 8	$ 8	$ -	$ -	$ 11	$ 11
Farm revenue	-	1,062	-	1,062	-	994	-	994
Water revenue	-	-	-	-	-	-	40	40
Other & misc.	6	8	3	17	-	8	1	9
	6	1,070	11	1,087	-	1,002	52	1,054
Less: direct cost of revenue	-	786	-	786	-	567	73	639
Gross Margin	6	284	11	301	-	435	(21)	415
Total Operating Expenses	2,096	304	524	2,924	3,965	539	580	5,085
Total Other Expense	902	108	8	1,018	(89)	135	1,457	1,503
Net Loss from Operations before Income Taxes	(2,992)	(128)	(521)	(3,641)	(3,877)	(238)	(2,058)	(6,173)
Income Taxes (Expense)/Credit	-	-	-	-	-	-	-	-
Net Loss from Operations	(2,992)	(128)	(521)	(3,641)	(3,877)	(238)	(2,058)	(6,173)
Non-controlling interest	-	-	1	1	-	-	(6)	(6)
Preferred dividends	1,130	-	-	1,130	-	-	-	-
Net (Loss) Income	$ (4,122)	$ (128)	$ (522)	$ (4,772)	$ (3,877)	$ (238)	$ (2,064)	$ (6,179)
Segment Assets	$ 2,908	$ 12,781	$ 27,324	$ 43,014	$ 216	$ 13,306	$ 28,000	$ 41,522

NOTE 6 – CORRECTION OF SEPTEMBER 30, 2013 FINANCIAL RESULTS

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

Below is a summary of the correction on our condensed consolidated balance sheet as of September 30, 2013:

	As Reported	Adjustments	As Corrected
Total Assets	$41,522,000	$-	$41,522,000
Total Liabilities	$13,893,000	$1,190,000	$15,083,000
Total Shareholders’ Equity	$27,629,000	$(1,190,000)	$26,439,000

Below is a summary of the correction on our condensed consolidated statement of operations for the three and nine months ended September 30, 2013:

	As of September 30, 2013
	Three Months Ended	Nine Months Ended

Net Loss As Reported	$(1,434,000)	$(5,293,000)
Adjustments:
Previously reported gain on debt extinguishment	$-	$94,000
Corrected amount of loss on debt extinguishment	-	(872,000)
Previously reported Accretion Expense	124,000	124,000
Corrected Accretion Expense	44,000	44,000
Total adjustment	80,000	(886,000)
Corrected net loss	$(1,354,000)	$(6,179,000)
Loss per share as initially reported	$(0.06)	$(0.21)
Corrected loss per share	$(0.05)	$(0.25)
Variance	$0.01	$(0.04)

NOTE 7– EQUITY TRANSACTIONS

Common Stock

During the nine months ended September 30, 2013, the Company had the following common stock transactions:

•

In February, the Company issued 179,348 shares of common stock to a consultant for work performed in 2012.

•

In February, the Company issued 85,000 shares of common stock to the independent members of the Board of Directors in exchange for Board services rendered in 2012.

•

In March, the Company issued 200,000 shares of common stock to a consultant for investor relations work performed in first quarter, 2013.

•

In March, the Company issued 100,000 shares of common stock to an independent member of the DFP Board of Directors in exchange for Board services rendered in 2012.

•

In April, the Company issued 400,000 of our common stock to an investor relations firm for services.

•

In June, the Company returned 3,002 of our common stock from a profit sharing plan that was no longer in effect to our authorized but unissued common stock.

•

In July, we retired 100,000 shares of our common stock that we received from a settlement of a legal action.

During the nine months ended September 30, 2014, the Company had the following common stock transactions:

•

In May, the Company issued the following common stock:

o

30,000 shares to a prior employee under our stock plan; and

o

50,000 shares to a consultant for work performed in 2014.

•

In June, the Company issued the following common stock:

o

833,334 shares under our stock plan; and

o

142,500 shares to the independent members of the Board of Directors in exchange for Board services rendered in 2013.

•

In July, the Company issued the following common stock:

o

237,440 shares as a conversion from F-2 Preferred Shares;

o

166,667 shares to an employee under an RSU grant; and

o

4,000 shares to a consultant.

•

In August, the Company issued 121,688 shares as a conversion from F-2 Preferred Shares.

•

In September, the Company issued 59,360 shares as a conversion from F-2 Preferred Shares.

NOTE 8 – SUBSEQUENT EVENTS

None.

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

First generation western water business models attempted to capture the water arbitrage by “buying and drying” the most productive irrigated farmland and moving the water to the cities, which decimated some agricultural communities.  The buy and dry model has become politically, economically and legally untenable and is no longer capable of capturing the water arbitrage (see ). Two Rivers has built a new business model that reinvigorates, rather than ruins, agricultural communities and captures the water arbitrage in multiple stages through market transactions.

In the initial acquisition stage, Two Rivers acquires water rights through the purchase of irrigated farmland used for feed crop production and converts the farmland into fruit and vegetable crop production, which generate six times more revenue with better profit margins. In later stages, Two Rivers creates additional value for its shareholders by partnering with other economic activities in need of water resources.  Those activities are as varied as the economy itself and presently include water augmentation programs to replace out of priority diversions, greenhouse development and leasing for licensed marijuana growers and establishing Metropolitan Districts to provide water to under-served communities.

Results of Operations

Our Consolidated Operations

For the three Months Ended September 30, 2014 Compared to the three Months Ended September 30, 2013

During the three months ended September 30, 2014 and 2013 we recognized revenues of $1,072,000 compared to $995,000, in the three-month period ended September 30, 2013.  Our primary revenue source is from the sale of agriculture products grown by us.  The sale of these products is highly seasonal and occurs primarily in the third and fourth quarter of the year.  The increase of $76,000 is primarily due to additional freight revenue earned in the third quarter of 2014being shown in revenue, while in 2013, net freight was shown as a reduction in the direct cost of revenue.

Our direct cost of revenue was $786,000 compared to $598,000 for the three months ended September 30, 2014 and 2013, respectively.  This produced a gross margin $286,000 compared to $397,000 for the three months ended September 30, 2014 and 2013, respectively.  The decrease in gross margin is due to management’s lowering of the target gross margin of farm production.  This is an estimate, which will be finalized by the year ending December 31, 2014.

Operating expenses during the three months ended September 30, 2014 and 2013were $831,000 and $1,500,000, respectively.  The decrease of $669,000 is primarily due to a reduction of stock-based compensation of $583,000, a reduction in professional fees of $184,000 offset byan increase in labor expenses of $122,000 due to a workforce expansion. Therefore, for operations, during the three months ended September 30, 2014 and 2013, we recognized a net loss of $545,000 and $1,103,000, respectively.

Our non-operating expenses increased from $237,000 to $315,000 for the three months ended September 30, 2013 and 2014, respectively.  The increase of $78,000 is primarily due to a $110,000 decrease of interest and warrant expense offset by a $108,000 increase in other income/expense and an $80,000 gain on debt extinguishment in 2013.  The decrease of interest expense is due to the conversion of debt to preferred shares and the decrease in other income is due to a gain recognized on the recovery of an asset in the third quarter of 2013.

For the Nine Months Ended September 30, 2014 Compared to the Nine Months Ended September 30, 2013

During the nine months ended September 30, 2014, we recognized revenues from continuing operations of $1,087,000, as compared to $1,054,000 in revenues during the nine months ended September 30, 2013.  Our primary revenue source is from the sale of agriculture products grown by us.  The sale of these products is highly seasonal and occurs primarily in the third and fourth quarter of the year.  The increase of $33,000 is primarily due to additional freight income earned in 2014being shown in revenue, while in 2013, net freight was shown as a reduction in the direct cost of revenue.

Our direct cost of revenue was $786,000 compared to $639,000 for the nine months ended September 30, 2014 and 2013, respectively.  This produced a gross margin $301,000 compared to $415,000 for the nine months ended September 30, 2014 and 2013, respectively.

Operating expenses from operations during the nine months ended September 30, 2014 and 2013 were $2,924,000 and $5,085,000, respectively.  The decrease of $2,161,000 is primarily due to:  a $1,705,000 decrease in stock-based compensation expenses due to the cancellation of certain awards; a $577,000 decrease in professional fees due to investor relations and legal fees, and offset by a $125,000 increase in labor expenses due to workforce expansion. Therefore, for operations, during the nine months ended September 30, 2014 and 2013, we recognized a net loss of $2,623,000 and $4,670,000, respectively.

For the nine months ended September 30, 2014 and 2013, we recognized a net loss of $4,772,000 and$6,179,000, respectively.  The decreased loss of $1,407,000 is due to the factors mentioned above and partially offset by an increase of preferred dividends of $1,130,000.

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

-

Sales of equity investments, and

-

Proceeds from the exercise of options.

As of September 30, 2014, we had no available line or letters of credit and do not intend to seek any such financing in the foreseeable future.

Cash flow from operations has not historically been sufficient to sustain our operations without the above additional sources of capital.  As of September 30, 2014, we had cash and cash equivalents of $762,000.  Cash flow consumed by our operating activities totaled $3.5 million for the nine months ended September 30, 2014, compared to operating activities consuming $2.6million for the ninemonths ended September 30, 2013.  The increase in the cash consumed by our operating activities was largely due to greater cash expenses in operations, an increase in accounts receivable and farm product, partially offset by increase in payables and accrued liabilities.

Cash used in investing activities was $1.6 million for the nine months ended September 30, 2014 compared to use of cash of $1.3 million for the nine months ended September 30, 2013.  During the nine months ended September 30, 2014, we purchased $300,000 of land, water shares and infrastructure, added $1,256,000 of equipment and added investments of $8,000.  During the nine months ended September 30, 2013, we purchased $1.3 million of land, water shares and infrastructure, added $34,000 of equipment and sold equipment for $58,000.

Cash flows generated by our financing activities for the nine months ended September 30, 2014, were $3.7 million compared to $3.6 million for the nine months ended September 30, 2013.  During the nine months ended September 30, 2014, we received gross proceeds of $4.7 million from sales of preferred units of our subsidiary TR Capital Partners, LLC and we incurred additional long termindebtedness of $274,000 in connection with land purchases.  During that period, we paid $636,000 in preferred dividends and applied $569,000 to pay amounts due under certain notes.

We currently expect that our cash expenditures will increase for the foreseeable future, as we seek to further expand our farmland business and to initiate operations of GrowCo.  As a result, our existing cash and cash equivalents and other working capital may not be sufficient to meet all of the projected cash needs contemplated by our business strategies for the remainder of 2014 and for 2015.  To the extent our cash and cash equivalents and other working capital are insufficient to fund our planned activities, we may need to either slow our growth initiatives or raise additional funds through public or private equity or debt financings.  We also may need to raise additional funds in the event we determine in the future to effect one or more acquisitions of businesses, technologies and products.  If additional funding is required, we cannot assure you that we will be able to effect an equity or debt financing on terms acceptable to us or at all.

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

In 2012, we acquired a produce business, which is considered an intangible asset and shown on our balance sheet as “Intangible assets, net.”   Management evaluated the purchase price of $1.0 million and allocated this price to customer list, trade name and goodwill.  For a detailed allocation, please see Note 3 of the Notes to Consolidated Financial Statements included elsewhere in the Form 10-Q.

Capitalization of Certain Interest Expenses

As part of our GrowCo development operations, which began in July, the Company began to incur large construction costs which are capitalized.  The related interest expenses incurred related to these expenditures can be capitalized as well per ASC 720-15.  This guidance states that interest should be capitalized in relation to the following assets: (i) assets that are constructed or otherwise produced for an entity’s own use, (ii) assets intended for sale or lease that are constructed or otherwise produced as discrete projects, and (iii) investments accounted for by the equity method while the investee has activities in progress necessary to commence its planned principal operations.  As the GrowCo assets classify under the second point, the Company began the process of calculating interest costs to be capitalized each quarter.  Interest capitalization begins when the expenditures begin and interest is being incurred.  Management independently determines the start point for each individual project when it commences.  At the end of each quarter, management will then take the average accumulated expenditures for each project, multiplied by the interest rate on the associated debt (or the weighted average rate on all debt if no debt is specifically associated) to arrive at a capitalized interest amount.  This amount will be booked as an adjustment to interest expense each quarter.  Once the construction process ends and the asset is deemed ready for use, capitalization of interest will cease.

Impairment Policy

At least once every year, management examines all of our assets for proper valuation and to determine if an impairment is necessary.  In terms of real estate owned, this impairment examination also includes the accumulated depreciation.  Management examines market valuations and if an additional impairment is necessary for lower of cost or market, then an impairment charge is recorded.

Inflation

We do not believe that inflation will have a material negative impact on our operations in the foreseeable future.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to the impact of interest rate changes and change in the market values of our real estate properties and water assets.  Because we had no market risk sensitive instruments outstanding as of September 30, 2014, it was determined that there was no material market risk exposure to our consolidated financial position, results of operations, or cash flows as of such date.  We do not enter into derivatives or other financial instruments for trading or speculative purposes.

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September30, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on the evaluation of our disclosure controls and procedures as of September 30, 2014, and due to the material weakness in our internal control over financial reporting described in our Management's Annual Report on Internal Control over Financial Reporting accompanying our Annual Report on Form 10-K for the year ended December 31, 2013, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures over financial reporting were not effective during reporting periods ended December 31, 2013 and September 30, 2014 as discussed below.

Changes in Internal Control over Financial Reporting and Remediation Efforts

During the nine months ended September 30, 2014, no changes other than those in conjunction with certain remediation efforts described below, were identified to our internal control over financial reporting that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

In the nine months ended September 30, 2014, we continued to implement the following measures that we initiated in fiscal 2013 to improve our internal control over the financial reporting process.

•         We engaged an outside review team in 2014 to review and evaluate our on-going accounting processes, from the recording of transactions through the publishing of our financial statements

•         We have hired a part time controller who will be responsible for, among other things, overseeing our internal control processes.

We plan to perform another formal assessment of our internal control over financial reporting by no later than December 31, 2014.  In addition, we will continue to monitor the effectiveness of our internal control over financial reporting and will seek to employ any additional tools and resources deemed necessary to ensure that our financial statements are fairly stated in all material respects.

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

TWO RIVERS WATER & FARMING COMPANY
Date: November 12, 2014	By:	/s/ Wayne Harding
Wayne Harding
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Principal Financial Officer pursuant to the Section 302 of the Sarbanes-Oxley Act
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act