Form 10-K
period 2014-12-31
TWO RIVERS WATER & FARMING Co
filed 2015-03-26
CIK 1302946

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

(Mark One)

☒

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)  Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐No ☒

As of June 30, 2014, the aggregate market value of common stock held by non-affiliates of the registrant was $22,580,000, based on a total of 22,137,624 shares held by non-affiliates and on a closing price of $1.02 per share.

There were 26,855,371 shares of common stock outstanding as of March 20, 2014.

i

Company References.  When we use “our company,” “we,” “our,” “us” and similar terms in this report, we mean Two Rivers Water & Farming Company and its subsidiaries.  The term “Parent Company” refers solely to Two Rivers Water & Farming Company and does not include subsidiaries.

Forward-Looking Statements.  This report, particularly the description of our business set forth in Item 1 and the discussion and analysis of our financial condition and operating results in Item 7, contains a number of “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act.  Any statements contained in this report that are not statements of historical fact should be considered to be forward-looking statements.  You can identify these forward-looking statements by use of the words “believes,” “expects,” anticipates,” plans,” “may,” “will,” “would,” “intends,” “estimates” and other similar expressions.  These forward-looking statements are based on current expectations, estimates, forecasts and projections about our company and the industries and markets in which we operate and on management’s beliefs and assumptions, and they should be read in conjunction with the information presented elsewhere in this report, including the discussion and analysis in Item 2 and the consolidated financial statements and notes provided pursuant to Item 7.  Although we believe our forward-looking statements are based on reasonable beliefs and assumptions, we cannot guarantee our future performance and a number of important risks and uncertainties could cause our actual results to differ materially from those expressed or implied by the forward-looking statements. Those risks and uncertainties include the factors summarized in Item 1A as well as risks that emerge from time to time and are impossible for us to predict.  Forward-looking statements, like all of the statements in this report, speak only as of the date of filing of this report with the SEC, unless another date is indicated.  We disclaim any obligation to update publicly any forward-looking statements whether as a result of new information, future events or otherwise.

ii

PART I

ITEM 1.

BUSINESS

Overview

In the semi-arid regions of the southwestern United States, prices for municipal water can be five to ten times the price of irrigation water and that price differential may be amplified in the near future as the result of a predicted water supply shortage for municipalities.  First-generation western water business models attempted to arbitrage the price differential between irrigation water and municipal water by “buying and drying” irrigated farmland in order to sell irrigation water to municipalities.  This practice, under which some of the most productive irrigated farmland would be fallowed, decimated entire agricultural communities and led to political and legal challenges that ultimately made the practice untenable.  In the late nineteenth century, agricultural interests were granted approximately 85% of all water rights inthe State of Colorado, and those water rights continue to be held primarily by agriculture interests.  Since the late nineteenth century, populations have increased and people have moved from farms to cities, resulting in a water shortage for municipalities.

Our core business converts irrigated farmland from traditional use to grow marginally profitable feed crops to use for growing fruit and vegetable crops that generate higher yield, revenue and operating margins.  In the short-term, our business model is designed to provide us with increased profitability and cash flow that is enabling us to expand our farming operations by acquiring and developing additional irrigated farmland and associated water rights and infrastructure.  In the longer term, we believe our ability and willingness to pay a higher price for water will increase our access to water, as third parties leasing to us additional water rights that can be used not only for profitable farming operations, but also for provision to municipalities to address their supply challenges.  We seek to concentrate our acquisitions on water rights and infrastructure that are, in part, owned by municipalities, which can alleviate and expedite the legal and political processes necessary for municipal consumers to obtain excess water.

We believe our business model, which we currently are implementing in the Arkansas River Basin in Colorado, is a more viable and sustainable solution than the “buy and dry” practices of the past.  Market transactions between buyers and sellers from both the agricultural and municipal communities, rather than unending political and legal processes, are the driving force behind our model.  We create new and better paying jobs for farming, marketing, handling and processing fruits and vegetables, which can reinvigorate the agricultural communities where we operate, and in the longer term we intend to wholesale to municipal communities any excess water not needed for our core agricultural business.

Our farm revenues increased from $972,000 in 2012 to $2.0 million in 2013 to $2.4 million in 2014.  We began acquiring and developing irrigated farmland and associated water rights and infrastructure in 2009, and as of December 31, 2014 we owned 7,538 gross acres.  We will seek to expand our holdings by strategically acquiring or leasing irrigable farmland in the Arkansas River Basin.

In 2014, we farmed a total of 799 gross acres, of which 679 gross acres were planted and 120 acres were the subject of federal crop insurance payments attributable to drought conditions. We intend to develop and bring into production more of our currently held gross acres as we acquire additional water rights.  Our crop production consisted of cabbage, pumpkins and squash grown for human consumption, as well as feed crops, such as alfalfa, corn, oats and sorghum, planted as part of our crop rotation practice.  We expect to increase the variety of crops we produce as we continue to expand our farming operations through acreage we manage and through our network of growers.  Our produce marketing operations package and ship produce for our farms and for a network of farmers who grow crops for us, and to date we have sold our fruits and vegetables principally to national accounts.

In 2014 we initiated a corporate restructuring pursuant to which are organizing substantially all of our operations under the control of TR Capital Partners, LLC, or TR Capital.  This restructuring better reflects our emphasis on acquiring and operating irrigated farming and water distribution activities under our integrated business model.  TR Capital issued all of its common units to the Parent Company and, as of March 20, 2015, had issued a total of 30,158,815 preferred units in exchange for aggregate consideration consisting of $6.0 million in cash and $18.9 million of outstanding equity securities of certain of our subsidiaries.  Please see “Our Organizational Structure” below for further information about the corporate restructuring and TR Capital’s outstanding units.

Our Farming, Greenhouse and Water Operations

Our business model integrates irrigated farming and water distribution in a manner developed specifically for semi-arid regions in the southwestern United States.  By acquiring and converting irrigated farmland from feed crop production to fruit and vegetable production, we can afford to pay a higher price for water than a feed crop farmer.  As a result, we elevate the price of water creating incentives for feed crop farmers to grow fruits and vegetables for us, when their farm is suitable, or to sell their farms to us.  Additionally, the increased value of water creates incentives for farmers who have marginal farming operations to consider selling their water assets.  By integrating our irrigated farmland with an expanding portfolio of water assets, we are positioning our company to benefit from the continued expansion of regional and global demand for food and water in the years to come.  While a growing world population and rising incomes have been increasing demand for high quality food and fiber, the amount of arable land has been decreasing and water resources are fixed.  By converting irrigated farmland from feed crop production to higher value fruit and vegetable production we elevate the economic productivity of the region within which we operate and make an additional segment of water available for other users.

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

•

DFP:  In 2012 we acquired Dionisio Farms & Produce, Inc., or DFP,for $3.4 million in cash and promissory notes.  DFP, which has operated for more than 60 years, produces high-value fruits and vegetables as well as fodder crops.  Through this acquisition, we obtained 146 acres of irrigable farmland, 146 shares of the Bessemer Ditch Irrigation Company, a senior water right holder on the main stem of the Arkansas River and 2 supplemental ground water wells.  As part of the acquisition, we entered into leases for an additional 279 irrigable acres.

•

HCIC:  From 2009 to 2013 we purchased 95% of the outstanding shares of Huerfano-Cucharas Irrigation Company, or HCIC, in a series of transactions for $24.2 million in cash, promissory notes and Common Stock.  HCIC is a mutual ditch company formed in 1944, and we use its water rights and facilities to supply some of our farmland with irrigation water.

•

Orlando:  In 2011 we acquired Orlando Reservoir No. 2 Company, LLC, or Orlando, for $3.45 million in cash, promissory notes and Common Stock.  Our ownership of Orlando increases the reliability of water supplies for our farmland in Huerfano and Pueblo Counties.  We have undertaken a program to refurbish and restore Orlando’s diversion structure, storage reservoirs and conveyance system.  During the period from November 2011 to February 2012, we constructed new outlet works, and in 2012, we reconstructed the diversion structure, which takes water from the Huerfano River for storage in the Orlando reservoir and then conveyance to irrigate our nearby farmland.  Additional renovation projects will be completed as necessary to provide reliable irrigation for our expanding farming operations.

•

Additional Farmland:  From 2009 to 2011 we acquired 2,753 acres of farmland served by HCIC’s ditch system for purchase prices totaling $1,417,000 in cash and seller carry back financing.  In 2012 we acquired 1,584 acres in Butte Valley for $509,000 in cash and seller carry back financing.

•

GrowCo:  We formed GrowCo, Inc., or GrowCo, in May 2014 for the purpose of constructing state-of-the-art computer controlled greenhouses for licensed marijuana growers throughout the United States.  GrowCo is not a licensed marijuana grower or retailer.  GrowCo does not “touch the plant” and only provides growing infrastructure as a landlord for licensed marijuana grower tenants.

Farming

We focus our farming activities on acquiring high yield irrigated farmland and converting it from feed crop production into growing and marketing high-value fruits and vegetables for human consumption, which generate higher revenues and profits per acre.  We put approximately 30% to 40% of our farming acreage into animal feed crops each year on a rotating basis to reconstitute the soil and to suppress disease and pest problems.  In 2014 our average revenue per harvested acre from fruit and vegetable crops was $6,200, while our average revenue per acre from feed crops was $490.  In 2013 our average revenue per acre from fruit and vegetable crops was $5,500, while our average revenue per acre from feed crops was $850.

We began acquiring irrigated farming assets in 2009.  We generated our first fruit and vegetable farming revenues in 2012 and conducted our first full year of operations in 2013.  Farming revenue increased by 104%, from $979,000 in 2012 to $2.0 million in 2013 to $2.4 million in 2014.  In 2014 we farmed a total of 799 gross acres, of which 679 net acres were planted and 120 acres received federal crop insurance due to weather conditions.

Our 2014 crop production consisted of cabbage, pumpkins, watermelons and squash raised for human consumption, as well as sorghum, alfalfa and corn as a feed crop.  We intend to annually plant between 60% and 70% of our irrigated farmland in fruit and vegetable crops, leaving between 30% to 40% for feed crops, on a rotating basis.  We expect to increase the variety of high-value crops we produce as we expand our farming operations.  In early 2014, we installed a drip irrigation system on a test portion of our leased farmland to maximize yield and minimize water consumption.  Our produce marketing operations package and ship produce for our farms and for a network of farmers who grow crops for us, and to date we have sold our fruits and vegetables principally to national accounts through our wholly owned subsidiary DFP.

Since 2009 we have sought to increase our irrigated farmland under management through strategic acquisitions and leasing in targeted areas of the Arkansas River Basin.  Our intent is to purchase or lease irrigated farmland that is supported by relatively senior water rights with good soils and farm infrastructure that is currently producing feed crops and convert the farmland into fruit and vegetable production.  We have also acquired irrigated farmland with good soils that has less reliable junior water rights and has not been farmed for some years but is capable of fruit and vegetable production when additional water rights can be acquired and moved to the farmland.  Regardless of the historical use of irrigable land we buy or lease, we actively seek to transition the land from feed crop production to production of high-value fruits and vegetables.

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

As of December 31, 2014, we managed 8,157 gross acres, of which we owned 7,538 acres and leased an additional 619 acres.   As of December 31, 2013, we held 7,861 gross acres, of which we owned 7,465 acres and leased 396 acres. The following table provides a breakdown, by acres, of the uses and purposes of the land we managed as of December 31, 2014 and 2013:

	Acres Under Management As of December 31,
	2014			2013
	Owned	Leased	Gross	Owned	Leased	Gross
Irrigable farmland:
Farmed	361	318	679	773	95	868
Developed but not farmed	725	301	1,026	240	301	541
Undeveloped	1,920	-	1,920	1,920	-	1,920
Total irrigable land	3,006	619	3,625	2,933	396	3,329
Non-producing land:
Grazing land	3,316	-	3,316	3,316	-	3,316
Strategic water holdings	410	-	410	410	-	410
Other strategic holdings	806	-	806	806	-	806
Total non-producing land	4,532	-	4,532	4,532	-	4,532
Totals	7,538	619	8,157	7,465	396	7,861

When redeveloping farmland, we assemble sufficient water rights necessary to sustain reliable fruit and vegetable production by:

•

purchasing suites of water rights, including surface flow, augmentation and storage rights;

•

refurbishing historical ditch systems and reservoirs to restore and upgrade their efficiency; and

•

negotiating with governmental water authorities the agreements necessary to sustain production.

When redeveloping farmland, we seek to optimize product yield, water efficiencies and labor inputs by deploying state-of-the-art methods and equipment which includes:

•

deep-plowing fields to loosen soil beds;

•

laser-leveling planting areas to optimize water and nutrient absorption and minimize runoff;

•

installing advanced irrigation facilities to increase water efficiencies; and

•

applying both organic and non-organic fertilizers and soil conditioners to enhance plant growth.

Redevelopment generally takes two to three years to transform fallow farmland into fruit and vegetable crop production.

In 2013 we formed a wholly owned subsidiary for the purpose of purchasing and managing irrigated farmland for institutional investors and high net worth individuals.  Through the subsidiary we identify desirable irrigated farmland, purchase the farmland on behalf of an investor and lease the farmland.  The subsidiary helps us maintain control and management of desirable irrigated farmland in our areas of operation.  The subsidiary completed its first acquisition and lease back in December 2013, when an investor acquired 170 irrigated acres with senior water rights adjacent to our existing farm operations.  In 2014 we will use this property, which previously was used to grow feed crops, to grow fruits and vegetables.

Greenhouse Development and Leasing

Due to our strategic location of farmland and associated water rights, greenhouses operators have approached us to purchase some of our farmland and water rights.  Since core to our business is the long-term ownership of farmland and water rights, we are not interested in one time sales.  Rather, we want to use our excess farmland and associated water to create a long-term revenue stream.

In Colorado, since the passing of recreational use of marijuana in 2012, the demand of marijuana has increased substantially.  Presently over 90% of Colorado marijuana is grown in converted warehouses.  Sophisticated growers understand that a warehouse production facility is not the most ideal for production.  This has given rise to a strong demand for greenhouse space for marijuana production.  Early estimates show a greenhouse can produce at least twice the amount of product at less than 50% of the cost compared to warehouse production.  However, there are only a limited number of counties that allow for new greenhouse construction.  New construction needs to be tied to water supply.  Pueblo County, where we have the majority of our land and associated water rights, allow for new greenhouse construction for marijuana growing.

Not only is location and water a key to be successful in marijuana production, but also the knowledge of greenhouse operations and how to grow marijuana.  In 2014, we selected a group knowledgeable in greenhouse operations and that have consulted with marijuana growers.  In May, 2014, we formed GrowCo, Inc., or GrowCo, which issued 20,000,000 shares of its common stock to the Parent Company.  On August 1, 2014 we announced that we were placing 10,000,000 of the GrowCo shares in a trust to be distributed to holders of Common Stock as of four record dates (January 1, 2015; April 1, 2015; July 1, 2015 and October 1, 2015) after an effective registration statement is filed.  On each record date, the trust will distribute 2,500,000 GrowCo common shares on a pro rata basis to holders of Common Stock.

Under GrowCo, a separate Colorado limited liability company will own each greenhouse project.  On January 20, 2015, we announced that GrowCo Partners 1, LLC, or GCP1, completed a $4.4 million financing for the first greenhouse project, which consists of a 90,000 square foot greenhouse and 15,000 square foot processing and warehouse facility on 40 acres of land. We expect GCP1’s greenhouse to be completed and occupied by May 2015.

Our second greenhouse project will also consist of a 90,000 square foot greenhouse and 15,000 square foot processing and warehouse facility on an additional 40 acres of land.  Upon completion, this project will be operated, as a landlord, by GrowCo Partners 2, LLC, or GCP 2.

We expect to seek to complete two additional greenhouse projects in the next twelve months, each of which will occupy 40 acres of land.  These two projects would be sited on land contiguous to that of the property operated by GCP1 and GCP2.

Water

We own a portfolio of water rights in the Arkansas River Basin that we have obtained in connection with our purchases of irrigated farmland.  Colorado allocates water based on the Prior Appropriation Doctrine, whereby water rights are unconnected to land ownership.  The first person to use a quantity of water from a water source for a beneficial use has the right to continue to use that quantity of water for that purpose.  Subsequent users can use the remaining water for their own beneficial purposes provided that they do not impinge on the rights of previous users.Water rights can be developed, managed, purchased and sold much like real property, and the seniority of water rights are a significant consideration when we acquire additional irrigated farmland.  Water rights include the ability to divert stream flow, build a storage reservoir, pump ground water and create augmentation water supplies to offset depletions of water taken out of priority.  Water rights can be developed, managed, purchased and sold much like real property, and the seniority of water rights are a significant consideration when we acquire additional irrigated farmland.  For further information, please see “Regulation—Water.”

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

Our principal water rights include the following:

•

As noted above, through our acquisition of DFP, and subsequent purchases we obtained 191.4 shares of the Bessemer Ditch Irrigation Company.  The 191.4 shares are comprised of 155.4 shares owned, 36 shares subject to a conservation easement (can only be used on a specific land for farming) and 72 shares leased from the Pueblo Board of Water Works, which lease expires in 2030. Bessemer Ditch Irrigation Company is a mutual ditch company that operates an irrigation canal on the main stem of the Arkansas River.  It has a headgate in the Pueblo Dam and delivers irrigation water.  We own and operate various senior water rights in the Arkansas River Basin, which we use or plan to use to irrigate our farmland.  This diversified portfolio is made up of a combination of direct flow rights and storage rights.

•

As noted above, we acquired control of HCIC in order to use its water rights and facilities to supply some of our farmland with irrigation water.  The HCIC farmland became fallow in the mid-twentieth century when coal mines in Huerfano County, Colorado, were shut down.  The coal mines had continuously pumped water from the Vermejo/Trinidad Formation, which contained a renewable underground aquifer that is fed by Sangre de Cristo Mountains snowmelt.  The U.S. Geological Service estimates that the Vermejo/Trinidad Formation contains an estimated 30 million acre-feet of relatively untapped, clean and renewable water.  HCIC owns the Cucharas and Huerfano Valley Reservoirs and two ditch systems located in Pueblo County, Colorado.  The HCIC ditch systems have the right to distribute water over approximately 40,000 acres in Pueblo County, Colorado.

•

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

To date our water operations have focused principally on acquiring and developing water rights to support our farming efforts, including the farming operations of the network of farmers who grow crops for us, and we have acquired our portfolio of water rights through the acquisition of farming assets.  By capturing water in reservoirs and releasing it later for irrigation purposes, we are able to retime the delivery of water throughout the irrigation season and ameliorate some of the inconsistencies of seasonal and annual water availability for the farmland we manage.

In 2009, we began acquiring and developing irrigated farmland and associated water rights and infrastructure.  As of December 31, 2014, we owned 7,538 gross acres.  Gross acres owned increased from 7,465 gross acres at December 31, 2013.  We will seek to expand our holdings by strategically acquiring or leasing irrigable farmland in the Arkansas River Basin.  We intend to develop and bring into production more of our currently held gross acres as we acquire additional water rights.  We also expect to increase the variety of crops we produce as we continue to expand our farming operations through acreage we manage and through our network of growers.

Colorado allocates water based on the Prior Appropriation Doctrine, whereby water rights are unconnected to land ownership.  The first person to use a quantity of water from a water source for a beneficial use has the right to continue to use that quantity of water for that purpose.  Subsequent users can use the remaining water for their own beneficial purposes provided that they do not impinge on the rights of previous users.Water rights can be developed, managed, purchased and sold much like real property, and the seniority of water rights are a significant consideration when we acquire additional irrigated farmland.  Water rights include the ability to divert stream flow, build a storage reservoir, pump ground water and create augmentation water supplies to offset depletions of water taken out of priority.  To date, our water operations have focused principally on acquiring and developing water rights to support our farming efforts, including the farming operations of the network of farmers who grow crops for us. We intend to expand our portfolio of water rights in the future to not only support our expanding farm operations, but also to lease and sell water to other users in the Arkansas River Basin.

Augmentation Rights

Tributary ground water is any underground water that is hydraulically connected to a stream system and that influences the rate or direction of flow in that stream system.  Any new ground water diversions that are tributary to an over-appropriated stream system require augmentation to offset out-of-priority depletions.  In 2013 many well water users on the Arkansas River and its tributaries were unable to use their wells, as drought conditions made augmentation water unavailable.  In response, an augmentation provider requested that we assist in building a more efficient and plentiful augmentation supply.  We intend to assist with an augmentation supply, but due to capital requirements, we do not plan to begin augmentation supply development in the near future.  The year ended December 31, 2014 was considered a wetter year, so the demand for augmentation supply was reduced.

Surface Rights

The following table presents our holdings of surface, or direct flow, water rights with respect to the Bessemer

Structure	Elevation (ft)	Priority No.	Appropriation Date	Consumptive Use (A.F.)	Decreed Amount (cfs)
Bessemer Irrigation System	4,600	2	04/01/1861	62,029*	2.00
		4	12/01/1861		20.00
		-	05/31/1864		3.74
		16.5	06/01/1866		3.00
		18	01/08/1867		2.50
		-	05/31/1867		5.13
		27	11/01/1870		1.47
		28	12/01/1870		3.40
		33.5	09/18/1873		2.00
		34.5	01/01/1876		3.00
		36	01/01/1878		0.41
		40	05/05/1881		14.00
		41	06/20/1881		2.00
		42.5	03/01/1882		8.00
		55	05/01/1887		322.00

Irrigation System owned by the Bessemer Irrigation Company:

*

We control 263.4 of the outstanding 17,980 shares of Bessemer Irrigation Company.  We own 155.4 of those shares without restriction, own an additional 36 shares subject to a conservation easement and lease 72 shares from Pueblo Board of Water Works.  The 191.4 shares we own represent 1.06% of the outstanding shares of Bessemer Irrigation Company and therefore provide us with 1.06% of consumptive use.  The 62,029 acre-feet is a 100-year average.  The 10-year average for consumptive use is 66,566 acre-feet, and the 5-year average is 57,362 acre-feet.

We own the following surface water rights:

Structure	Elevation	Priority No.	Appropriation Date	Consumptive Use (A.F.)	Decreed Amount (cfs)
Butte Valley Ditch	5,909 ft	1	05/15/1862	360	1.2
Butte Valley Ditch		9	05/15/1865		1.8
Butte Valley Ditch		86	05/15/1886		3
Butte Valley Ditch		111	05/15/1886		3
Robert Rice Ditch	5,725 ft	19	03/01/1867	131	3
Huerfano Valley Ditch	4,894 ft	120	02/02/1888	2,891	42
Huerfano Valley Ditch		342	5/1/1905		18

Storage Rights and Infrastructure

The following table presents our holdings of storage water rights:

Structure	Elevation	Priority No.	Appropriation Date	Average Annual Yield (A.F.)	Decreed Amount (A.F.)	Operable Storage (A.F.)
Huerfano Valley Reservoir	4,702 ft	6	02/02/1888	1,424	2,017	1,000
Cucharas Valley Reservoir	5,570 ft	66	3/14/1906	3,055	31,956	10,000
Cucharas Valley Reservoir*	5,705 ft	66c	3/14/1906		34,404
Bradford Reservoir	5,850 ft	64.5	12/15/1905	-	6,000	-
Orlando Reservoir #2	5,911 ft	349	12/14/1905	1,800	3,110	2,400

*

This is a conditional right while the engineering and construction of structures are completed to perfect a water right, in this case to physically store the water.  The conditional right establishes a seniority date but allows time for completion of the project.  Conditional rights are reviewed every six years by the water court to confirm that progress is being made on the effort to perfect the right.  When a conditional water right is perfected, which can be done incrementally in the case of storage, the water right becomes absolute.

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

We are developing a recharge pond facility to supplement the irrigation water we receive from ditch companies.  Recharge consists of a series of ponds engineered to time water back to the river’s alluvium, or water table, over a certain period. Recharge ponds will allow us to pull water out of the alluvium of the river to irrigate their high-value irrigated vegetables during critical points of the irrigation season.

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

In order to use these rights and structures most efficiently, we have planned and begun to implement a program of renovation and integration.  For example, we began construction of new outlet works for the 1905 Orlando Reservoir in November 2011.  The work was completed and successfully tested in February 2012, approximately a year after we acquired Orlando.  Also in February 2012, we commenced reconstruction of the diversion structure, which takes water from the Huerfano River for storage in the Orlando reservoir, and to irrigate our nearby farmland.  Additional water facility renovation projects are planned on a phased basis as necessary to provide reliable irrigation for our expanding farming operations.

We currently have the operable right to store 15,000 acre-feet of water within the Huerfano and Cucharas Rivers watershed in three separate reservoirs, subject to repair, or removal and rebuilding, limitations.  When our reservoirs on the Huerfano and Cucharas Rivers have been fully restored, we will have the operable capacity and legal right to store in excess of 70,000 acre-feet of water.  Similarly, based on our portfolio of water rights, we have the right to divert from the natural flows of the two rivers in excess of 90 cubic feet per second.  Seasonal variability in the natural flow of the rivers, as well as the priorities of other water users in the system, limits our ability to divert the decreed amounts of water on a continuous basis.  Our current water rights produce a long-term average annual diversion of 15,000 acre-feet of water, which provides 10,000 acre-feet of consumptive use at the plant.

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

“Consumptive use” is the term for the portion of a water diversion right that is actually consumed by its beneficial use.  Where the beneficial use is agricultural irrigation, consumptive use represents the amount of water consumed by the irrigated crop or evaporated on the farm.  After deducting consumptive use from the amount of water diverted and applied to irrigation, the remainder is described as “return flow” to the system.  Such return flows are generally subject to appropriation downstream.  Only the consumptive use portion of a given water right is subject to transfer (that is, a change in the point of diversion, place of use, or purpose of use).  Therefore, water rights are often assigned monetary value based on the consumptive use portion.  Although consumptive use varies by crop, rainfall, temperature and other factors, in southeastern Colorado, crops generally consume about two acre-feet of applied water for each acre planted, depending on the crops planted.  In order to provide that amount of consumptive use water, an irrigator must generally apply three acre-feet of water (allowing for predictable return flow equal to about one-third of the applied water).  We measure our water rights both in terms of the amount of the diversion or storage right, as the case may be, but also in terms of the historic consumptive use.

Strategic Judicial Proceedings

In September 2011, we entered into a five-year lease with the Pueblo Board of Water Works for 500 acre-feet of water to be delivered to us annually by the Pueblo Board of Water Works.  We planned to use the water not only to support our farming operations but also to demonstrate the ability to store such water in our reservoirs through a judicially-approved exchange.  In September 2011 we filed a water court case (District Court, Water Division 2, Colorado) designed to improve the overall efficiency of our emerging system, including the ability to exchange water between the Arkansas River and our storage reservoirs.  This water court case, designated 11CW94, seeks approval of our plan to divert and store water even when our rights are not in priority by replacing the water downstream pursuant to the Pueblo Board of Water Works lease.  Although the water court’s ultimate approval to routinely carry out such an exchange awaits the completion of the judicial process, the Office of the State Engineer of Colorado administratively granted a temporary substitute water supply plan implementing such an exchange during the interim until the case is adjudicated.  Under the substitute water supply plan, we will be allowed to capture Huerfano River water for upstream storage and later use, even when our rights are not in priority.  To avoid injury to senior water rights, which have priority over our rights during the period of the exchange, the Pueblo Board of Water Works will release water pursuant to the replacement water contract upon our order.  By means of such exchanges, we plan to eventually integrate our water supply system with the overall water use and delivery systems served by the Arkansas River and its tributaries.  We plan to use the substitute water supply plan for augmentation.

Our Organizational Structure

Since commencing operations as a farming and water company in 2009, we have built an organizational structure that enabled us to raise capital for specific projects completed by our direct and indirect subsidiaries.  The following chart shows our corporate organization as of December 31, 2013:

Two Rivers Water & Farming Company
Two Rivers Farms, LLC
Two Rivers Water, LLC
Two Rivers Farms F-1, Inc.
Two Rivers Farms F-2, Inc.
Dionisio Farms & Produce, Inc.
Huerfano-Cucharas Irrigation Company
95% owned
Orlando Res. No. 2 Company, LLC
ASF Project 1, LLC

In January 2014, the board of directors approved a plan to reorganize our subsidiaries in a more integrated manner based on functional operations.  We formed TR Capital, which issued all of its common units to the Parent Company.  In a series of transactions from January to September 2014, TR Capital entered into Membership Interest Purchase Agreements pursuant to which it issued and sold a total of 30,158,815 preferred units to investors in exchange for consideration comprised of $6.0 million in cash and $15.2 million of outstanding equity and equity-related securities of our subsidiaries other than HCIC Holdings, LLC and Huerfano-Cucharas Irrigation Company.

The TR Capital Limited Liability Company Agreement dated as of January 31, 2014 provides that holders of preferred units generally will be entitled to receive distributions each fiscal year in an amount equal to the lesser of (a) 12% of the preferred unit holders’ aggregate capital contributions and (b) TR Capital’s Adjusted Gross Margin (as defined) for such fiscal year.  Regardless of TR Capital’s operating results, however, preferred unit holders are entitled to a minimum distribution for each full fiscal year equal to 8% of their aggregate capital contributions, payable in equal quarterly installments.  If TR Capital’s Adjusted Gross Margin for a fiscal year is less than 12% of the preferred unit holders’ aggregate capital contributions, the shortfall will not be payable in any subsequent fiscal year.  Distributions for fiscal year 2014 for each preferred unit were prorated for the portion of the year that the preferred unit was outstanding.

Pursuant to an Exchange Agreement dated as of January 31, 2014 entered into with TR Capital and the Parent Company, any holder may surrender a TR Capital preferred unit to the Parent Company at any time for consideration consisting of (a) accrued but unpaid preferred distributions on the preferred unit through the exchange date, (b) one share of Common Stock and (c) a warrant to purchase an additional one-half share of Common Stock at a price of $2.10 per share.  TR Capital may require (with limited exceptions) each of its outstanding preferred units to be surrendered to the Parent Company in exchange for such consideration at any time after January 31, 2017, at which (1) for a period of 20 trading days, at least 250,000 shares of Common Stock have been traded on a national securities exchange for a closing price of at least $3.00 and (b) a registration statement filed by us with the SEC is effective with respect to the shares of Common Stock, including shares purchasable pursuant to warrants, issuable upon such exchanges.  Each warrant issued upon any such exchange generally will be exercisable at any time on or before January 31, 2019, subject to our right to redeem the warrant at any time after January 31, 2017, at which (A) for a period of 20 trading days, at least 250,000 shares of Common Stock have been traded on a national securities exchange for a closing price of at least $3.00 and (B)  a registration statement has been filed and is effective with respect to the shares of Common Stock issuable pursuant to such warrant.  Under the Exchange Agreement, the Parent Company also granted holders of preferred units one-time demand registration rights under which the Parent Company may be required to file a registration statement covering shares of Common Stock (including shares subject to warrants) issued or issuable upon exchanges of TR Capital preferred units.  As of March 20, 2015, the Parent Company could be required under the Parent Company to issue and deliver to holders of outstanding TR Capital preferred units, upon exchange, up to 30,158,815 shares of Common Stock together with warrants to purchase up to an additional 15,079,408 shares of Common Stock.  If the Parent Company receives any TR Capital pursuant to exchanges under the Exchange Agreement, it would be entitled to receive distributions on those preferred units pro rata with other holders of preferred units.

Following the completion of those transactions in September 2014, TR Capital and the Parent Company’s other direct and indirect subsidiaries (excluding HCIC Holdings, LLC and HCIC) entered into a series of related transactions as the result of which control and operation of those other subsidiaries and their businesses transferred to TR Capital.  The following chart shows our corporate organization as of March 20, 2015:

Two Rivers Water & Farming Company
Huerfano - Cucharas
95% Owned
TR Capital Partners, LLC
Two Rivers Farms, LLC
Farming
Marketing
Processing
Sales/Leases
Two Rivers Water, LLC
Surface Flow
Ground Water
Storage
Augmentation
GrowCo, Inc.
Greenhouses

Corporate Information

The Parent Company is a Colorado corporation with principal executive offices at 2000 South Colorado Boulevard, Tower 1, Suite 3100, Denver, Colorado, and our telephone number at that address is (303) 222-1000. Our website address is www.2riverswater.com. The information on our website is not part of this report.

Sales

The produce industry, like many other industries, is built on relationships that take place over time and involve a great deal of trust. Our produce relationships were built exactly this way; DFP marketing relationships go back 20 years.  Contracts are negotiated on a yearly basis before planting begins.  At the beginning of the year, we reach out to our vendors to see what their needs are going to be for that year and plant to their needs. Once it is planted, the contract has been finalized with the agreed upon amount and price.  About 20% of the produce we grow does not have a contract, and will be sold to other vendors who contact us for product.  In 2014, we were unable to sell approximately 40 acres of cabbage production.  We are taking steps to mitigate loss of vegetable production through expanding our network of buyers.

We also have a network of growers that grow produce for us.  Once our produce contracts are finalized, and our planting schedule for the year is complete, we reach out to our growers to ask them to plant the remaining crops we need.  As people in the area become aware of our operation, they are signing up to grow for us.

Competition

The rights to use water in Colorado have been fully appropriated to beneficial uses (such as agriculture irrigation and municipal and industrial applications) under court decrees and state regulation according to the prevailing Prior Appropriation Doctrine in which more senior (older) water rights take precedence in times of shortage over junior (newer) water rights. Notwithstanding significant conservation, growth in Colorado with related incremental demands for water has made the rights to divert, convey, store and use water relatively scarce and valuable.  There is significant competition for the acquisition and beneficial use of historic water rights.  Many competitors for the acquisition of such rights have significantly greater financial resources, technical expertise and managerial capabilities than we do and, consequently, we could be at a competitive disadvantage in assembling, developing and deploying water assets required to support our businesses.  Competitors’ resources could overwhelm our efforts and cause adverse consequences to our operational performance.  To mitigate such competitive risks, we concentrate our efforts in the Huerfano and Cucharas Rivers watershed where our local knowledge and control of a portfolio of water rights, storage facilities, distribution canals and productive farmland creates a somewhat protected geographic niche.  To further mitigate competitive risk, we strive to actively engage with both the farming and the water communities in southeastern Colorado to explore strategies for cooperatively addressing challenges and opportunities faced by those communities—particularly to address the 130,000 acre-foot shortfall in water supplies on the Front Range, without taking valuable farmland out of production.

We also acquire farmland through outright purchase with the intent to hold and manage, through purchase with the intent to resell to investors with our company managing farm production, and from leases, preferably long term.  There is growing competition for acquisition of farmland.  Many purchasers of farmland have greater financial resources than we do.  Our advantage is our built-in infrastructure for the processing, shipping and marketing of produce.

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

Administration of Water Rights

In addition to the intra-state administration of water flowing in its rivers, Colorado also has inter-state water administration responsibilities because each of its major rivers (the Colorado, the North Platte and the Arkansas) is governed as well by interstate compacts with downstream states.  These compacts are subject to judicial review, interpretation and enforcement under the original jurisdiction of the U.S. Supreme Court to resolve disputes among the states.  In 1948, Colorado and Kansas reached an agreement that apportioned the water of the Arkansas River; Colorado was apportioned 60% of the water while Kansas is apportioned 40% of the River’s flow.  In order to comply with Colorado’s obligations under the Arkansas River Compact, therefore, water rights on the Arkansas and its tributaries (including the Huerfano and Cucharas Rivers) are administered to assure the Compact-required water flows at the Colorado-Kansas state line.  When necessary, Colorado’s in-state uses are curtailed, in reverse order of priority, to assure compliance with the Compact.

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

As early as 2005, the Colorado General Assembly created basin roundtables to convene regional water purveyors to address the looming municipal supply gap.  The roundtables were charged to identify “projects and methods to meet the consumptive and non-consumptive needs of the basin.” (Colorado House Bill 05-1177).  The potential solutions include Identified Plans and Process or IPPs, Conservation, New Supply Development, and Alternatives to Agricultural Transfers.

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

Cannabis

As of March 20, 2015, 23 states and the District of Columbia allowed their residents to use medical marijuana and voters in the States of Colorado and Washington had approved and implemented regulations to legalize cannabis for adult use.

These state laws are in conflict with the Federal Controlled Substances Act, which classifies marijuana as a Schedule I controlled substance and makes marijuana use and possession illegal on a national level.  The U.S. Supreme Court has ruled that the federal government has the right to regulate and criminalize marijuana, even for medical purposes, and thus federal law criminalizing the use of marijuana preempts state laws that legalize its use.  The Obama administration has made numerous statements indicating that it is not an efficient use of resources to direct federal law enforcement agencies to prosecute those lawfully abiding by state-designated laws allowing the use and distribution of medical marijuana.  However, the Obama administration could change its policy regarding the low-priority enforcement of federal laws and the succeeding administration could decide to enforce the federal laws more stringently.

The development of the GrowCo business model of constructing and leasing greenhouse space to licensed marijuana growers in states where growing marijuana is legal is dependent on Colorado marijuana laws remaining in force and federal laws not being enforced.  If Colorado marijuana laws were not to remain in force or if federal marijuana laws were to be enforced, then GrowCo greenhouses could be used to grow organic fruits and vegetables, in which case we estimate the cash flow to GrowCo would decrease by approximately 75% but would still be positive.

Employees

At March 20, 2015, we had 10 full-time employees, of whom 5 were employed at our Denver headquarters and 5 were employed in our farming and water operations.  None of our employees is covered by a collective bargaining agreement.  We consider our relationship with our employees to be good.

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

ITEM 1A.  RISK FACTORS

Risk Factors Relating to Our Business

Our farming and water operations require significant capital expenditures.

Farming is capital intensive.  On an annual basis, we could spend significant sums of money for additions to, or replacement of, land, land improvements, irrigation and farming equipment.  The refurbishment of our water assets is also capital intensive.  On an annual basis, we could spend significant sums of money for additions to, or replacement of, our facilities, reservoirs and equipment.  We must obtain funds for these capital projects from operations or capital raised.  We cannot provide assurance that any sources will be adequate or that the cost of funds will be at levels permitting us to earn a reasonable rate of return.

We have a limited operating history in the farming business, so investors have no way to gauge our long-term performance.

We have limited operating experience in the farming business in Colorado.  To date we have farmed 482 acres during the 2012 growing season, 820 acres during the 2013 growing season and 799 acres during the 2014 growing season.  Therefore, our business plan should be considered highly speculative.  This risk factor is somewhat mitigated by the fact that DFP, which we acquired in 2012, has a long operating history.  Although DFP has a long operating history, we have managed the farms irrigated by the Bessemer Ditch and the related produce business for less than one year.

We were formed in December 2002.  We entered the real estate market in 2007 with a focus on residential mortgages.  In 2009 we began liquidation of its operations and assets in the residential mortgage market and entered into the water and farming businesses.  Because of drought conditions in southeastern Colorado and because our reservoirs and other water infrastructure were undergoing refurbishment, we did not produce significant crops or farm revenue during 2011.  The farmland irrigated by the Bessemer Ditch, which we acquired or leased in 2012, produced significant crops during a drought in 2011 (prior to their acquisition) and 2012 and 2013 (subsequent to acquisition and lease).  The drought conditions lessened in 2014.

We may have insufficient funds to develop our farming business.

Without sufficient funds to expand our farming business, we will not be able to meet our general and administration expenses from revenue generated from the farming business.  No assurance can be given that any such expansion funds will be available.

We can give no assurance of success or profitability to investors.

There is no assurance that we will operate profitably.  There is no assurance that we will generate revenues or profits.  We have not been profitable in the past and had an accumulated deficit of almost $67 million as of December 31, 2014.  We incurred a net loss of $4.7 million in 2014 and a net loss of $5.0 million in 2013.

Any default on mortgages or leases relating to our farmland could have a material impact on our farming business.

Our farmland, and related water rights thereon, is owned subject to mortgages.  If we default on a mortgage, it could lose the farmland and the water rights.  Certain of our farmland may be leased, and our breach of that lease could result in the termination of that lease.  Certain of our leases of irrigated farmland are at year-to-year terms.  Year-to-year terms are common in the farming industry and common in this geographical area.  Our inability to renew these leases would have a material impact on our ability to implement its business plan.

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

An adequate water supply is necessary for our farming business to be profitable.  Our farming business is located where dry-farming is not profitable.  The adequacy of our water supplies varies from year to year depending upon a variety of factors, including:

•

Rainfall, runoff, flood control and availability of reservoir storage,

•

Availability of water in the Arkansas River watersheds,

•

The amount of useable water stored in reservoirs and ground water basins,

•

The amount of water used by our customers and others,

•

Water quality, and

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

Water rights in Colorado are subject to the Prior Appropriation Doctrine, which accords lower priority to junior water rights.  Water rights that are senior (such as our Butte Valley Ditch Right Number 1 dating from 1862) have priority over junior rights (such as our Huerfano Valley Ditch Right Number 342 dating from 1905) as to use in dry years, and junior rights may not get water or as much water as they wish, if senior rights use it all.

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

Our water supplies are subject to contamination, including contamination from naturally occurring compounds, pollution from man-made sources and intentional sabotage.  We cannot assure you that we will successfully manage these risks, and failure to do so could have a material adverse effect on our future results of operations.  We may not be able to recover the costs associated with these liabilities through our sales or insurance or such recovery may not occur in a timely manner.

The water and farming business is heavily regulated and, as a result, decisions by regulatoryagencies and changes in laws and regulations could significantly affect our farming business.

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

Regulatory agencies may also change their rules and policies, which may adversely affect our profitability and cash flows.  We may also be subject to fines or penalties if a regulatory agency determines that we have failed to comply with laws, regulations or orders applicable to our water businesses.  The water rights we control provide significant legal and pecuniary benefits.  Any changes in Colorado law that affects water rights, either in general or specific to our company, could likely have a material impact on us.

Because growing cycles are highly seasonal, our revenue, cash flows from operations and operating results are likely to fluctuate on a seasonal and quarterly basis.

The farming business is highly seasonal.  The seasonal nature of our operations results in significant fluctuations in our working capital during the growing and selling cycles.  As a result, operating activities during the second and third quarters use significant amounts of cash.  In contrast, operating activities for the fourth quarter typically generate cash as we harvest and sell our crops during that part of the year.  Also, the demand for water varies by season.  For instance, most water consumption for agriculture usage occurs during the third quarter of each year when weather tends to be hot and dry.  During wet weather, there is reduced demand for water delivered from our reservoirs.  We expect to experience significant variability in net sales, operating cash flows and net income on a quarterly basis.

Our ability to cultivate, husband and harvest our crop may be compromised by availability of labor and equipment.

When the crop is ready to harvest, we are dependent on seasonal labor and contractors for harvesting.  During harvest season, there is demand for such seasonal labor from many farming operations which will compete with our demand.  The availability of seasonal farm labor is also affected by uncertain national immigration policies and politically volatile enforcement practices.  Thus, adequate labor may not be available when our crops are ready to harvest.  This could delay revenue or decrease revenue of our farming business.

Adverse weather conditions, natural disasters, crop disease, pests and other natural conditions could impose significant costs and losses on our business.

Crops in the field are vulnerable to adverse weather conditions, including hail storms, high winds, tornados, early and late snow storms, floods, drought and temperature extremes, which are quite common but difficult to predict.  In addition, crops are vulnerable to disease and to pests, which may vary in severity and effect depending on the stage of production at the time of infection or infestation, the type of treatment applied and climatic conditions.  Unfavorable growing conditions could reduce both crop size and quality.  These factors could directly impact us by decreasing the quality and yields of crops, increasing our costs and decreasing revenue and gross margins, which may have a material adverse effect on our business, results of operations and financial condition.

Weather conditions could adversely affect the ability to grow crops.

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

We may not have crop insurance adequate to cover losses we incur.

We may or may not maintain crop insurance.  We may decide not to maintain crop insurance based on the crop or the cost and availability of crop insurance.  Therefore, there could be some harvests that are destroyed, not covered by insurance, and nonetheless incur significant crop input expenses.

We operate in a highly competitive industry and potential competitors could duplicate our business model.

We are involved in a highly competitive industry where we compete with numerous other companies who offer similar facilities to lease to those we offer.  There is no aspect of our business, which is protected by patents, copyrights, trademarks, or trade names.  As a result, potential competitors could duplicate our business model with little effort. Some of our potential competitors may have significantly greater resources than we have, which may make it difficult for us to compete. There can be no assurance that we will be able to successfully compete against these other entities.

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

Most of our competitors in both the farming industry and in the water resource management business have significantly greater financial resources, technical expertise and managerial capabilities than us and, consequently, we may be at a competitive disadvantage in identifying and developing or exploring suitable business opportunities and/or acquisitions.  Competitors’ resources could overwhelm our restricted efforts and adversely impact our operational performance.

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

Additional Risk Factors Relating to Our New Greenhouse Business

We may be unable to develop the properties that are critical to our proposed greenhouse business.

Our business plan involves the acquisition and development of real estate properties.  These properties will be used for our traditional irrigated farming business and the development of greenhouses, which will be leased to participants in the marijuana industry. The zoning and operational restrictions on marijuana industry participants may limit the availability of properties suitable for greenhouse development.

We may be unable to expand successfully into new markets.

We intend to pursue our aggressive greenhouse development to lease to licensed marijuana growers for the foreseeable future.  This expansion into new markets, particularly in states where we do not currently operate, may not succeed.   This expansion may expose us to new operational, regulatory or legal risks.  In addition, expanding into new states may subject us to unfamiliar or uncertain local regulations that may adversely affect our operations, for example, by applying, obtaining and/or maintaining appropriate licenses.  Facilities we open in new markets may also take longer to reach expected revenue and profit levels on a consistent basis and may have higher construction, occupancy or operating costs than facilities we open in existing markets, thereby affecting our overall profitability.  New markets may have competitive conditions, consumer preferences and spending patterns that are more difficult to predict or satisfy than our existing markets.

The leasing market for marijuana lessees could be volatile.

We have signed two,five-year leases with growers of marijuana.  There is no guarantee that the lease will be renewed or at what rate.  The current lease rate is $20 per square foot, triple net.  The development and construction cost for a 105,000 square foot greenhouse and facilities are $45per square foot.  Even though we capture all of our costs before the five year lease expires, a new lease rate may be substantially lower, thereby decreasing our returns.

Our greenhouse lessees may not be able to fund lease payments.

If GrowCo tenants incur unforeseen weather, negative crop events, or a major reduction of the price of marijuana, tenants may not be able to pay lease payments.  This will cause a legal action to the eviction of the tenant and a search for a new tenant, which may not be successful.

Our future success depends on our ability to attract new greenhouse lessees.

Our immediate plan is to construct four independent greenhouses on a 160-acre plat, with each greenhouse having a separate 40-acre sub-plat.  We have signed leases for the first two greenhouses, but not for the next two greenhouses.  There is no assurance that we can attract new tenants.

Our failure to obtain capital may significantly restrict our proposed greenhouse operations.

We need capital to fund our greenhouse expansion.  While we have been successful in accessing capital for the first greenhouse, we do not know if future capital raising will be successful.  Our failure to obtain the capital, which we require for greenhouse expansion, may result in the slower implementation of our GrowCo business plan.

Our proposed greenhouse business is dependent on state laws pertaining to the marijuana industry.

Continued marijuana industry operations are dependent upon continued legislative authorization of marijuana at the state level.  Any number of factors could slow or halt progress in this area.  Further, progress, while encouraging, is not assured.  While there is public support for legislative support of marijuana laws, numerous factors could impact the legislative process.

As of January 31, 2015, 23 states and the District of Columbia allowed their residents to use medical marijuana.  Voters in the states of Colorado and Washington approved and implemented regulations to legalize cannabis for adult use.  In the November 2014 elections, voters in Oregon and Alaska voted to approve the production, sale and use of marijuana, while voters in Washington D.C. allows for possession of up to two ounces of marijuana.  The state laws are in conflict with the Federal Controlled Substances Act, which makes marijuana use and possession illegal on a national level.  The Obama administration has made numerous statements indicating that it is not an efficient use of resources to direct federal law enforcement agencies to prosecute those lawfully abiding by state-designated laws allowing the use and distribution of medical marijuana.  However, there is no guarantee that the administration will not change its stated policy regarding the low-priority enforcement of federal laws. Additionally, any new administration that follows could change this policy and decide to stringently enforce the federal laws.  Any such change in the federal government’s enforcement of current federal laws could cause the greenhouse leases to be terminated, or even confiscated by the Federal government.  If the greenhouses can no longer be used for marijuana production, we plan to use the greenhouses for production of organic fruit and vegetables.   This potential change of us will significantly reduce the return of the capital invested in the greenhouses.

Marijuana remains illegal under federal law.

Despite the development of a legal marijuana industry under the laws of certain states, these state laws legalizing medical and adult cannabis use are in conflict with the Federal Controlled Substances Act, which classifies marijuana as a Schedule-I controlled substance and makes marijuana use and possession illegal on a national level. The United States Supreme Court has ruled that it is the federal government that has the right to regulate and criminalize marijuana, even for medical purposes, and thus federal law criminalizing the use of marijuana preempts state laws that legalize its use.

Tenants of GrowCo have difficulty accessing the service of banks, which may make it difficult for them to operate and remit payments.

Since the use of marijuana is illegal under federal law, many banks will not accept for deposit funds from businesses involved with marijuana.  Consequently, businesses involved in the marijuana industry often have trouble finding a bank willing to accept their business.  The inability to open bank accounts may make it difficult for potential tenants of GrowCo to operate.  There may also be an issue with GrowCo’s ability to deposit payments from its tenants.

Laws and regulations affecting the medical marijuana industry are constantly changing, which could detrimentally affect our greenhouse leasing operations.

Local, state and federal medical marijuana laws and regulations are broad in scope and subject to evolving interpretations, which could require us to incur substantial costs associated with compliance or alter our business plan. In addition, violations of these laws, or allegations of such violations, could disrupt our business and result in a material adverse effect on our operations.  Furthermore, it is possible that regulations may be enacted in the future that will be directly applicable to our leasing activities.  We cannot predict the nature of any future laws, regulations, interpretations or applications, nor can we determine what effect additional governmental regulations or administrative policies and procedures, when and if promulgated, could have on our business.

Risk Factors Related to Ownership of Common Stock

We may in the future issue more shares of capital stock, which could cause a loss of control by present management and current shareholders and/or dilution to investors.

There may be substantial dilution to our shareholders as a result of future decisions of our Board to issue shares without shareholder approval for cash, services, or acquisitions at prices solely determined by our Board.  Additionally, upon issuance, such shares could represent a majority of the voting power and equity of our company. The result of such an issuance would be those new shareholders and management would control our company, and persons unknown could replace management at such time.

Our common shareholders could face substantial potential dilution from outstanding preferred units, warrants and unvested restricted stock units.

As of March 20, 2015, the Parent Company had 26,855,371 shares of Common Stock outstanding.  If holders of TR Capital preferred units convert those preferred units into shares of Common Stock and exercise their warrants to acquire shares of Common Stock, the Parent Company would issue up to an additional 45,238,223 shares of Common Stock.  In addition, as of March 20, 2015, there were outstanding warrants to acquire 2,723,500 shares of Common Stock and restricted stock units, or RSUs, covering 2,723,500 shares of Common Stock.  As a result, there may be a substantial dilution to our existing shareholders.

The regulation of penny stocks by SEC and FINRA may discourage the tradability of Common Stock.

We are classified as a “penny stock” company.  The Common Stock currently trades on the OTCQB Market and is subject to an SEC rule that imposes special sales practice requirements upon broker-dealers who sell such securities to persons other than established customers or accredited investors.  For purposes of the rule, the phrase “accredited investors” means, in general terms, institutions with assets in excess of $5,000,000, or individuals having a net worth in excess of $1,000,000 or having an annual income that exceeds $200,000 (or that, when combined with a spouse’s income, exceeds $300,000).  For transactions covered by the rule, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser’s written agreement to the transaction prior to the sale. Effectively, this discourages broker-dealers from executing trades in penny stocks.  Consequently, the rule will affect the ability of purchasers in this offering to sell their securities in any market that may develop therefore because it imposes additional regulatory burdens on penny stock transactions.

In addition, the SEC has adopted a number of rules to regulate “penny stocks,” including Rules 3a51-1, 15g-1, 15g-2, 15g-3, 15g-4, 15g-5, 15g-6, 15g-7 and 15g-9 under the Exchange Act.  Common Stock constitutes a “penny stock” within the meaning of these rules, and these rules imposes additional regulatory burdens that may affect the ability of holders to sell Common Stock in any market that may develop.

The market for penny stocks has suffered in recent years from patterns of fraud and abuse, including:

•

control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer;

•

manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;

•

“boiler room” practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons;

•

excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and

•

wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, causing investor losses.

We generally are not in a position to dictate the behavior of the market or of broker-dealers who participate in the market.

Rule 144 sales of Common Stock in the future may have a depressive effect on our stock price.

All of the outstanding shares of Common Stock held by our officers, directors and affiliated shareholders are “restricted securities” within the meaning of Rule 144 under the Securities Act of 1933.  As restricted shares, these shares may be resold only pursuant to an effective registration statement or under the requirements of Rule 144 or other applicable exemptions from registration under the Act and as required under applicable state securities laws. Rule 144 provides in essence that a person who has held restricted securities for six months may sell without restriction, except for affiliates which, under certain conditions, may sell every three months, in brokerage transactions, a number of shares that does not exceed the greater of 1.0% of a company’s outstanding common stock or the average weekly trading volume during the four calendar weeks prior to the sale.  There is no limit on the amount of restricted securities that may be sold by a non-affiliate after the owner has held the restricted securities for a period of six months.  A sale under Rule 144 or under any other exemption from the Securities Act, if available, or pursuant to subsequent registration of shares of Common Stock of current shareholders, may have a depressive effect upon the price of Common Stock in any market that may develop.  There may be substantial dilution to our shareholders as a result of future decisions of the board of directors to issue shares without shareholder approval for cash, services or acquisitions at prices determined solely by the board.

Our stock is thinly traded and as a result shareholders may be unable to sell at or near ask prices or at all.

Shares of Common Stock are thinly traded on the OTCQB market, meaning that the number of persons interested in purchasing Common Stock at or near ask prices at any given time may be relatively small.  This situation is attributable to a number of factors, including the fact that we are a small company that is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume and that even if we came to the attention of such persons, they may be risk-averse and reluctant to follow an early stage company or purchase or recommend the purchase of any of our securities until such time as we became more seasoned and profitable.  As a consequence, there may be periods of several days or more when trading activity in our securities is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect its securities price.  We cannot give you any assurance that a broader or more active public trading market for our common securities will be developed or sustained.  Due to these conditions, we can give investors no assurance that they will be able to sell their shares at or near ask prices or at all if they desire to liquidate shares of Common Stock.

ITEM 1B.   UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  DESCRIPTION OF PROPERTIES

Our corporate headquarters are located in Denver, Colorado, where we lease 1,775 square feet of office space pursuant to a lease agreement that will expire in June 2018.  We believe that our current office facilities will be sufficient to meet our operational needs for the remainder of the existing lease term and that, upon the expiration of our current lease term, we will be able to extend our lease or lease suitable replacement office space as needed on acceptable, commercially reasonable terms.

We purchase and lease land as an integral part of our farming-and-water business. We operate in the combined watershed area of the Huerfano River and Cucharas River in the Arkansas River Basin, an area encompassing 1,860 square miles on the southern Front Range in Colorado.  As of December 31, 2014, we managed a total of 7,538 acres of land that we acquired or leased since 2009, as shown in the following table.  Short-term (year-to-year) leases are not shown in the following table.

	Acres Under Management As of December 31,
	2014			2013
	Owned	Leased	Gross	Owned	Leased	Gross
Irrigable farmland:
Farmed	361	318	679	773	95	868
Developed but not farmed	725	301	1,026	240	301	541
Undeveloped	1,920	-	1,920	1,920	-	1,920
Total irrigable land	3,006	619	3,625	2,933	396	3,329
Non-producing land:
Grazing land	3,316	-	3,316	3,316	-	3,316
Strategic water holdings	410	-	410	410	-	410
Other strategic holdings	806	-	806	806	-	806
Total non-producing land	4,532	-	4,532	4,532	-	4,532
Totals	7,538	619	8,157	7,465	396	7,861

The following table provides a breakdown, by county, of the location of the land we owned and leased as of December 31, 2014:

	Acres Under Management
	As of December 31, 2014
County (Colorado)	Owned	Leased	Gross

El Paso	2,584	-	2,584
Huerfano	1,980	-	1,980
Pueblo	2,974	619	3,593
Totals	7,538	619	8,157

Please see “Item 1.  Business—Our Farming, Greenhouse and Water Operations—Farming” for a description of our principal uses of the properties we manage, including a breakdown, by acres, of the uses and purposes of the land we owned and leased as of December 31, 2014 and 2013.

ITEM 3.  LEGAL PROCEEDINGS

We are not aware of any legal proceedings that name the Parent Company or any subsidiaries as defendants and that we consider material.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Price Range of Common Stock

Common Stock is traded in the over-the-counter market on the OTC Bulletin Board maintained by the Financial Industry Regulatory Authority, or FINRA.  On September 17, 2007, Common Stock began trading on the over-the-counter bulletin board.  On October 13, 2010, Common Stock began trading on the over-the-counter QB market. The current symbol for Common Stock is “TURV.”

The following table sets forth the range of high and low bid quotations for Common Stock during each quarter of 2014 and 2013. The quotations were obtained from information published by FINRA and reflect inter-dealer prices, without retail mark-up, mark-down or commission and do not necessarily represent actual transactions.

	High	Low
2014
Quarter ended December 31	$ 0.86	$ 0.51
Quarter ended September 30	1.20	0.80
Quarter ended June 30	1.39	0.63
Quarter ended March 31	1.19	0.79

2013
Quarter ended December 31	$ 0.90	$ 0.64
Quarter ended September 30	1.04	0.67
Quarter ended June 30	1.35	1.00
Quarter ended March 31	1.50	1.10

The last sale price of Common Stock on March 20, 2015 on the OTCQB market was $0.56per share.  As of February 1, 2013, there were 39 holders of record of Common Stock.  As of December 31, 2014, there were approximately 1,200 holders of record of record. We estimate that there are approximately 800 beneficial shareholders.  In many instances, a registered shareholder is a broker or other entity holding shares in street name for one or more customers who beneficially own the shares.

Our transfer agent is Broadridge, 1717 Arch St., Suite 1300, Philadelphia, Pennsylvania  19103, phone:  (215) 553-5400.

Dividends on Common Stock

We have never declared or paid any cash or stock dividends to holders of Common Stock.  Any future dividends would be declared at the discretion of the board of directors and would depend upon such factors as the board deems relevant, including our ability to generate positive cash flows from operations.

Penny Stock Regulation

Broker-dealer practices in connection with transactions in “penny stocks” are regulated by certain penny stock rules adopted by the SEC.  Penny stocks generally are equity securities with a price of less than $5.00.  Excluded from the penny stock designation are securities listed on certain national securities exchanges or quoted on NASDAQ, provided that current price and volume information with respect to transactions in such securities is provided by the exchange/system or sold to established customers or accredited investors.

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

These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for Common Stock, and investors therefore may find it more difficult to sell their Common Stock.

Recent Sales of Unregistered Securities

In 2014 we issued the following shares of Common Stock in unregistered transactions:

•

In May we issued;

o

30,000 shares to a prior employee under our stock plan; and

o

50,000 shares to a consultant for work performed in 2014.

•

In June we issued:

o

833,334 shares under our stock plan; and

o

142,500 shares to independent members of the board of directors as compensation for director services rendered in 2013.

•

In July we issued:

o

237,440 shares upon conversion of F-2 Preferred Shares;

o

166,667 shares to an employee under an RSU grant; and

o

4,000 shares to a consultant.

•

In August we issued 121,688 shares upon conversion of F-2 Preferred Shares.

•

In September we issued 59,360 shares upon conversion of F-2 Preferred Shares.

All of the sales of unregistered securities were made in reliance upon Regulation D and Section 4(2) of the Securities Act of 1933.

ITEM 6.  SELECTED FINANCIAL INFORMATION

Not applicable.

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

Overview

Our core business converts irrigated farmland from traditional use to grow marginally profitable feed crops to use for growing fruit and vegetable crops that generate higher yield, revenue and operating margins.  In the short-term, our business model is designed to provide us with increased profitability and cash flow that is enabling us to expand our farming operations by acquiring and developing additional irrigated farmland and associated water rights and infrastructure.  In the longer term, we believe our ability and willingness to pay a higher price for water will increase our access to water, as third parties leasing to us additional water rights that can be used not only for profitable farming operations, but also for provision to municipalities to address their supply challenges.  We seek to concentrate our acquisitions on water rights and infrastructure that are, in part, owned by municipalities, which can alleviate and expedite the legal and political processes necessary for municipal consumers to obtain excess water.

Our farm revenues increased from $972,000 in 2012 to $2.0 million in 2013 to $2.4 million in 2014.  We began acquiring and developing irrigated farmland and associated water rights and infrastructure in 2009, and as of December 31, 2014 we owned 7,538 gross acres.  We will seek to expand our holdings by strategically acquiring or leasing irrigable farmland in the Arkansas River Basin.

In 2014, we farmed a total of 799 gross acres, of which 679 gross acres were planted and 120 acres were the subject of federal crop insurance payments attributable to drought conditions. We intend to develop and bring into production more of our currently held gross acres as we acquire additional water rights.  Our crop production consisted of cabbage, pumpkins and squash grown for human consumption, as well as feed crops, such as alfalfa, corn, oats and sorghum, planted as part of our crop rotation practice.  We expect to increase the variety of crops we produce as we continue to expand our farming operations through acreage we manage and through our network of growers.  Our produce marketing operations package and ship produce for our farms and for a network of farmers who grow crops for us, and to date we have sold our fruits and vegetables principally to national accounts.

In 2014 we initiated a corporate restructuring pursuant to which are organizing substantially all of our operations under the control of TR Capital Partners, LLC, or TR Capital.  This restructuring better reflects our emphasis on acquiring and operating irrigated farming and water distribution activities under our integrated business model.  TR Capital issued all of its common units to the Parent Company and, as of March 20, 2015, had issued a total of 30,158,815 preferred units in exchange for aggregate consideration consisting of $6.0 million in cash and $18.9 million of outstanding equity securities of certain of our subsidiaries.  Please see “Our Organizational Structure” below for further information about the corporate restructuring and TR Capital’s outstanding units.

Acquisitions

In 2013, we focused on utilizing our existing farming assets by bringing more of our owned land and additional leased farmland into production.  Strategic land was acquired in El Paso County, east of Colorado Springs, for $1,250,000.  Presently this land is used as grazing land.

In 2014, we purchased an additional 73 acres of irrigated farmland, with associated water rights, in the Bessemer Ditch area.

Financings

We have expanded our operations relying on various funding mechanisms, including debt, convertible debt and equity capital.  Since inception, we have raised and invested over $55 million to acquire, improve and integrate farm/water assets necessary to support our business.

On December 31, 2013, we closed on $1,300,000 of short-term financing.  On February 1, 2014, this financing converted into preferred units of TR Capital.  In addition, TR Capital sold preferred units for $1,700,000 in cash on February 4, 2014 and sold additional preferred units for $3,000,000 in the quarter ending June 30, 2014.

As of December 31, 2014, the current portion of our long-term debt totaled $3,284,000.  The current portion of long-term debt included a short-term bridge loan of $1,870,000 that was converted into preferred units of GCP1 on January 15, 2015.

Results of Operations

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

Our revenues are a result of the activities of our farming business and water business.  Presently, we grow human consumable vegetables and feed crops that include corn and sorghum.  There is an active market for both of our farm products.  We receive water revenues through the lease of water.

During the year ended December 31, 2014, we recognized revenues from operations of $2,436,000 compared to $2,091,000, in revenues from operations during the year ended December 31, 2013.  The increase of $345,000 was a result of our expanded farming operations.

In 2014 we reclassified certain general and administrative expenses that were directly tied to farm production, including the salary and benefits of our farming chief operating officers.  Therefore, for 2013, $368,000 of general and administrative cots were reclassified into direct cost of revenue, which caused the gross profit(loss) to decrease from $377,000 to $9,000.  The gross loss for 2014 was $558,000.  The $567,000 decrease in gross profit, even on higher sales, is mostly due to 54.6 acres of cabbage planted that were not sold.  Tip burn destroyed 4 acres of cabbage production and a lack of customers caused 50.6 acres to be turned under.  Together this represented a $510,000 loss.  Management has taken steps to increase the number of buyers of our cabbage for 2015.

During the year ended December 31, 2014, operating expenses from operations were $2,873,000 compared to $3,112,000 for the year ended December 31, 2013.  The decrease of $239,000 was primarily a result of better expense management.

During the year ended December 31, 2014 other expenses were $1,241,000 compared to $1,931,000 for the year ended December 31, 2013.  The decrease in other expenses of $690,000 was a result of a reduction of loss on debt extinguishment of $782,000 offset by higher interest expense.

These figures produced a loss from operations of $4,666,000 for the year ended December 31, 2014 compared to a loss from operations of $5,050,000 for the year ended December 31, 2013.

Liquidity and Capital Resources

Resources

We believe our existing cash and cash equivalents and our projected cash flows from operating activities will be sufficient to meet our anticipated cash needs for at least the next twelve months.  Our future working capital requirements will depend on many factors, including the rates of our farming growth, expansion of water projects and expansion of our greenhouse development. To the extent our cash and cash equivalents and cash flows from operating activities are insufficient to fund our future activities, we may need to raise additional funds through public or private equity or debt financings. We also may need to raise additional funds in the event we determine in the future to effect one or more acquisitions of businesses, technologies and products. If additional funding is required, we may not be able to effect an equity or debt financing on terms acceptable to us or at all.

We historically have funded our operations primarily from the following sources:

•

equity and debt proceeds through private placements of Parent Company and subsidiaries securities;

•

revenue generated from operations;

•

loans and lines of credit;

•

sales of residential properties acquired through deed-in-lieu of foreclosure actions; and

•

proceeds from exercises of options.

At the present time we have no available line or letters of credit.

Cash flow from operations has not historically been sufficient to sustain our operations without the above additional sources of capital.  As of December 31, 2014, we had cash and cash equivalents of $1,934,000.  Cash flow consumed by our operating activities totaled $4,372,000 for the year ended December 31, 2014 compared to operating activities consuming $2,587,000 for the year ended December 31, 2013.  The increase of $1,785,000 is due payment of preferred distributions of $1,643,000 and to our expanding farming operations.

As of December 31, 2014, we had $2,128,000 in current assets and $4,249,000 in current liabilities, which included $3,284,000 as the current portion of long-term debt.

Subsequent to December 31, 2014, we have further addressed our short-term working capital needs through the conversion of the $1,840,000 short-term bridge financing into 2,065,652 preferred units of GCP1.

Cash produced in financing activities was $5,914,000 for the year ended December 31, 2014 compared to a production of cash of $4,623,000 for the year ended December 31, 2013.

During 2014, we issued the GCP1 bridge loan for $1,870,000, sold TR Capital preferred units for $4,363,000, obtained new financing of $180,000 and received payments on notes payable of $499,000.  In January 2015, $1,840,000 of the $1,870,000 GCP1 bridge loan was converted to GCP1 preferred units.

During 2013, we received $1,300,000 from a bridge loan, $2,601,000 from the issuance of ASF Notes, the McFinney Agri-Finance loan and the Ellicot second mortgage, and $1,600,000 from a DFP private placement.  We repaid $655,000 in principal payments of our various debt arrangements, which included a payment of $335,000 for the extinguishment of certain HCIC Seller Carryback notes.

Requirements

Our farming business is very seasonal.  It requires investment of funds for the farm inputs to grow our food that is harvested in the third and fourth quarter of each year.  We do not anticipate any major change in the cost of our farm inputs.  We estimate that we will invest $750,000 into farm inputs (which includes farm labor) before our farm revenues begin.

Cash flows used by our investing activities for the year ended December 31, 2014, were $1,677,000 compared to $1,307,000 used for the year ended December 31, 2013.  For the year ended December 31, 2014, we purchased $303,000 in farmland and water rights, expended $284,000 for a cooler warehouse expansion and $1,081,000 to begin construction on the first greenhouse.

In the year ended December 31, 2013 we used $1,329,000 to purchase land, water shares and infrastructure, $36,000 to purchase property and equipment offset by sale of equipment of $58,000.

In January 2015 we entered into a new lease with the Colorado Center in Denver, Colorado, for our corporate headquarters.  The space is 1,775 square feet and monthly payments of $3,800, with minor escalations and common area maintenance charges.  The lease terminates on June 30, 2018.  The amounts due at the base rate are as follows:

Period	Amount Due
2015	$ 38,000
2016	$ 45,700
2017	$ 46,600
2018	$ 47,500

We have entered into leases of farmland, which are as follows:

Expiration	County	Acres	Amount per Year
2018	Pueblo	301	$ 187,000
2032	Pueblo	95	$ 14,000

In addition to the above, in 2012 we have entered into a five-year water lease arrangement with Pueblo Board of Water Works that calls for annual payments of $100,000 plus inflationary adjustments.  The annual payments can be escalated based upon the percentage increase, if any, over the previous year of the Board’s water rates for its general customers for treated water.  The lease is for up to 500 acre feet of water per year.  The lease establishes an appropriation of a water right for exchange from the Arkansas River main stream water to certain of our reservoirs and provides supplemental irrigation water for our farming operations through releases from those reservoirs.

As of March 20, 2015, we are planning to complete the 105,000 square foot greenhouse/warehouse complex for GCP1.  We estimate that another $600,000 is required for completion.  We plan to increase farm acreage through purchases with associated debt or through leasing.

	Payments Due by Period
	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Long-Term Debt Obligations	$ 3,284,000	$ 8,089,000	$ 1,514,000	$ 833,000	$ 13,720,000
Capital Lease Obligations	-	-	-	-	-
Operating Lease Obligations	38,000	92,300	47,500	-	177,800
Purchase and Development Obligations	600,000	-	-	-	600,000
Other Long-Term Obligations	-	-	-	-	-

Critical Accounting Policies

We have identified the policies below as critical to our business operations and the understanding of our results from operations.  The impact and any associated risks related to these policies on our business operations is discussed throughout Management’s Discussion and Analysis of Financial Conditions and Results of Operations where such policies affect our reported and expected financial results.  For a detailed discussion on the application of these and other accounting policies, see Note 2 in the Notes to the Consolidated Financial Statements beginning on page F-10 of this document.  Note that our preparation of this document requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period.  There can be no assurance that actual results will not differ from those estimates.

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

Member Assessments

Once per year the HCIC board estimates HCIC’s expenses, less anticipated water revenues, and establishes an annual assessment per ownership share.  One-half of the member assessment is recorded in the first quarter of the calendar year and the other one-half of the member assessment is recorded in the third quarter of the calendar year.  Assessments paid by the Parent Company to HCIC are eliminated in consolidation of the financial statements.

HCIC does not reserve against any unpaid assessments.  Assessments due, but unpaid, are secured by the member’s ownership of HCIC.  The value of this ownership is significantly greater than the annual assessments.

Stock Based Compensation

We account for share-based payments in accordance with FASB Accounting Standards Codification (“ASC”) 710-10-55 (prior authoritative guidance:  FASB Statement 123-R Share-Based Payments).  We use the Black-Scholes option valuation model to estimate the fair value of stock options and warrants issued under ASC 710-10-55.  For the years ended December 31, 2014 and 2013, equity compensation in the form of stock options, warrants and grants of restricted stock that vested totaled  $247,000 and $166,000, respectively.

Accounting for Debt Conversions into Preferred Shares

As of December 31, 2012, we had received from some debt holders their intent to convert debt to convert into preferred stock of the Parent Company and subsidiaries.  In 2014 the majority of holders of preferred stock of the Parent Company and subsidiaries converted into preferred units of TR Capital.  In order to properly record the conversion, we applied the guidance in ASC Topic 470-20 “Debt with Conversion and Other Options” as the conversion into preferred units have a beneficial conversion feature (“BCF”) with detachable warrants.

Impairments

At least once per year, we analyze the recorded value of property, plant and equipment, land, goodwill and water rights and infrastructure to determine if the recorded value is greater than the fair market value, then an impairment will be recorded and will not be reversed in future periods.

Recently Issued Accounting Pronouncements

In July 2013, the FASB issued Accounting Standards Update No. 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” (“ASU No. 2013-11”). ASU No. 2013-11 requires an entity to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, with limited exceptions. ASU No. 2013-11 is effective for interim and annual periods beginning after December 15, 2013 and may be applied retrospectively. The adoption of the provisions of ASU No. 2013-11 is not expected to have a material impact on our financial position or results of operations.

In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern, or ASU 2014-15. ASU 2014-15amends FASB ASC 205-40 Presentation of Financial Statements – Going Concern, by providing guidance on determining when and how reporting entities must disclose going-concern uncertainties in their financial statements, including requiring management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date of issuance of the entity’s financial statements and providing certain disclosures if there is substantial doubt about the entity’s ability to continue as a going concern. ASU 2014-15 will be effective after December 15, 2016, and early adoption is permitted.  We are still evaluating the impact of this ASU on our financial statement disclosures.

Management does not believe that any other recently issued, but not effective, accounting standards if currently adopted would have a material effect on the accompanying consolidated financial statements.

Off Balance Sheet Arrangements

We have no significant off balance sheet transactions, arrangements or obligations.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to the impact of interest rate changes and change in the market values of our real estate properties. Based on our market risk sensitive instruments outstanding as of December 31, 2014, as described below, it was determined that there was no material market risk exposure to our consolidated financial position, results of operations, or cash flows as of such date. We do not enter into derivatives or other financial instruments for trading or speculative purposes.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item is presented beginning at page F-1 appearing immediately after “Signatures” below.

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Management’s Evaluation of Disclosures Controls and Procedures

Our management, comprised of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2014.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives as described above.  Based on this evaluation, our management concluded that as of December 31, 2014, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting.  “Internal control over financial reporting” is defined in Rule 13a-15(f) or 15d-15(f) under the Exchange Act as a process designed by, or under the supervision of, a company’s principal executive and principal financial officers and effected by a company’s board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. generally accepted accounting principles and includes those policies and procedures that:

•

pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of a company;

•

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles and that receipts and expenditures of a company are being made only in accordance with authorizations of management and directors of a company; and

•

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of a company’s assets that could have a material effect on the financial statements.

Our internal control system was designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements.  All internal control systems, no matter how well designed, have inherent limitations which may not prevent or detect misstatements.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.  Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.  Based on this assessment, management concluded that, as of December 31, 2014, our internal control over financial reporting was effective based on those criteria.

Changes in Internal Control over Financial Reporting

For the year ending December 31, 2014 we increased our internal controls over financial reporting by performing increased and more current transaction verification with compliance to our established internal control procedures.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS AND CORPORATE GOVERNANCE, COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

At December 31, 2014, our officers and directors were the individuals listed below:

Name	Age	Position
John R. McKowen	65	Chief Executive Officer and Chairman of the Board of Directors
Wayne Harding	60	Chief Financial Officer and Secretary
John Stroh II	63	Director
Dennis Channer	64	Director
Gregg Campbell	70	Director

Our officers are elected by the board of directors at the first meeting after each annual meeting of our shareholders and they hold office until their successors are duly elected and qualified under our bylaws.

The directors named above will serve until the next annual meeting of our shareholders, which is expected to be held on June 10, 2015.  Officers hold their positions at the pleasure of the board of directors subject to the terms of employment agreements described below in “Item 11.  Executive Compensation” under the heading “Executive Compensation—Employment and Change in Control Agreements.”  There is no arrangement or understanding between our directors and officers and any other person pursuant to which any director or officer was or is to be selected as a director or officer.

There are no family relationships among any of the directors or executive officers.  Neither of the executive officers is related by blood, marriage or adoption to any of our other directors or executive officers.

Biographical Information

John R. McKowen has served as our Chief Executive Officer and Chairman of the Board since our founding in December 2002.  Mr. McKowen also served as President and Chief Executive Officer of Navidec, Inc. from 2003 to 2004.  Mr. McKowen was hired by Navidec, Inc. as a financial consultant in 1996 and was involved in the private, public and secondary financing of Navidec, Inc.  He served as a financial consultant to Navidec, Inc. until March 1999.  Mr. McKowen began his career in the financial services industry in 1978.  In 1984 Mr. McKowen began working as an independent consultant and has worked in that capacity for the last 23 years.  Mr. McKowen received a B.A. in economics from Metropolitan State College.

Wayne Harding has served as our Chief Financial Officer and Secretary since September 2009 and served as our controller from 2008 to September 2009.  He served as vice president business development of Rivet Software from 2004 to 2007.  From 2002 to 2004 Mr. Harding was the owner and President of Wayne Harding & Company PC, and from 2000 until 2002 he was director-business development of CPA2Biz.  Mr. Harding serves on the board of Mr. Harding served on the board of directors of AeroGrow International, a public company that manufactures and markets soil-free indoor garden products.  Mr. Harding holds an active CPA license in Colorado and holds the CGMA (Charter Global Management Accountant) designation.  Mr. Harding also teaches in the University of Denver MBA program on accounting issues and is past-President of the Colorado Society of CPAs.  He received his BS and MBA degrees from the University of Denver.

Dennis Channerhas served as a director, chair of the audit committee, and a member of the compensation, governance and nominating committee since October 2010.  Mr. Channer serves as our financial expert.  Mr. Channer has 36 years of financial and investment management experience.  Since 2001, Mr. Channer has been a Principal at Cornerstone Investment Advisors LLC, a financial planning, portfolio and trust management firm.  During late 1999 through 2000, he served as a Senior Consultant and Vice President of Portfolio Management Consultants, Inc. a provider of wealth management services.  Mr. Channer is also the former co-founder, Managing Director, and Chairman of the Board of Investors Independent Trust Company.  His background includes experience as a Certified Financial Planner, Registered Investment Advisor, Certified Public Accountant and Controller.

Mr. Channer holds an active CFP, AEP (Accredited Estate Planner), and a CPA license in Colorado.  He received his BS from Metropolitan State College of Denver.

Gregg Campbell has served as a director, a member of the audit committee and the chair of the compensation, governance and nominating committee since July, 2011.  Mr. Campbell began his career in water with the Denver Board of Water Commissioners in 1974. Over a span of fourteen years with Denver Water, he served in various engineering capacities, was Chief Planner for the Denver water system, and oversaw the management of Denver’s multi-billion dollar water portfolio as Chief of Water Rights Acquisition, Protection and Development.  In 1988, Mr. Campbell left public service for the private sector, founding Kiowa Resources, Inc., a water investment and development venture. As president and CEO of Kiowa, he directed the acquisition of senior South Platte River water rights and assets and the development of an innovative municipal water supply project concept that has been widely copied. Kiowa Resources ceased operations in 2001.  In 1995, Mr. Campbell founded HydroSource, LLC to provide consulting and water rights brokerage services to buyers and sellers of water, water rights, and water storage reservoirs in both the public and private sectors of the Colorado Front Range. HydroSource specializes in assembling large blocks of water, water rights, and water storage for municipal and commercial customers, but provides equal attention to the needs of individual clients. HydroSource emphasizes customizing water transactions to fit the client’s specific needs. The company has successfully closed in excess of one hundred million dollars in water rights and water storage sales.  Mr. Campbell has testified on multiple occasions as an expert on water rights, and water rights and water storage valuation, in Colorado water court and condemnation proceedings.  Mr. Campbell brings to the Board of Directors an in depth knowledge of water and water rights.  He serves as Chair of our Compensation, Nominating and Governance Committee and also is on the Board’s Audit Committee.

John Stroh II has served as a director since September 2010. Mr. Stroh received his Bachelor of Science in Business Administration from Colorado State University in 1976. In 1991, he passed the Colorado state Certified Appraiser exam. He received his real estate broker license in the State of Colorado in 1976. Mr. Stroh has been a real estate broker since he received his broker license in 1976. He is the owner/managing broker of Southern Colorado Land and Livestock Company, a real estate management, appraisal, consulting, and brokerage firm.  Mr. Stroh is also an instructor for the Trinidad State Junior College. He teaches real estate courses including water law, broker courses, and mandatory fair housing courses.  Mr. Stroh is Secretary of the Lower Cucharas Water Users Association and Secretary of the Holita Ditch and Reservoir Companies and Secretary of the Walsenburg Ditch Company. He is also Chairperson of the Sangre de Cristo Habitat Partnership Program Committee.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers and directors, and persons who own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership with the SEC.  Officers and directors are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.  Based on our review of copies of such reports received, and representations from certain reporting persons, we believe that, during the fiscal year ended December 31, 2014, all of the Section 16(a) filing requirements applicable to our officers and directors were filed in compliance with all applicable requirements.

ITEM 11.

EXECUTIVE COMPENSATION

Executive Compensation

Summary Compensation Table for 2014

The following table sets forth certain information concerning compensation paid to each of the individuals who served as executive officers during 2014:

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary($)	Bonus($)	Stock Awards($)(1)	All Other Compensation($)	Total($)
John R. McKowen	2014	$281,400	-	$245,000	$38,284(2)	$564,684
Chief Executive Officer	2013	246,010	-	-	38,284(2)	284,294
	2012	175,400	$50,000	-	31,284(3)	256,684
Wayne Harding	2014	136,200	-	81,667	4,800(4)	222,667
Chief Financial Officer	2013	123,772	-	83,333	4,800(4)	211,905
	2012	116,630	-	255,833	4,800(4)	377,263

(1)

Stock award compensation is based on RSUs granted, vested and issued during the year.   For payroll tax purposes, and as reported here, valuation of the RSU grants that are vested is recorded through payroll at a 25% fair value discount due to large blocks and limitations on selling.  This is based on outside executive compensation consultant’s opinion.  For financial statement purposes, the full fair value of the grant is recorded, less expected forfeitures.

(2)

Consisted of payment of health insurance benefit ($13,284) and office allowance ($25,000).

(3)

Consisted of payment of health insurance benefit ($13,284) and office allowance ($18,000).

(4)

Consisted of payment of health insurance benefit ($4,800).

Grants and Issuance of Plan-Based Awards for 2014

No plan-based awards were granted to our executive officers during 2014.   For the year ended December 31, 2014, the Company issued through prior RSU grants, 600,000 common shares to John R. McKowen and 166,667 common shares to Wayne Harding, that were vested in prior years.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth certain information as to unexercised restricted stock units held on December 31, 2014 by the named executive officers.

	Stock Awards
Name	Number of RSUs that have vested (#)	Market value of RSUs that have vested ($) (1)	Number of RSUs that have not vested (#)	Market value of RSUs that have not vested ($) (1)
John R. McKowen	1,880,948	$ 1,260,000	-	$ -
Wayne Harding	-	$ -	-	$ -
(1) The closing price of our common stock on OTCQB on December 31, 2014 was $0.67

Option Exercises and Stock Vested in 2014

No shares of Common Stock vested during 2014 under RSUs held by our executive officers.

Employment and Change in Control Agreements

We entered into employment agreements with each of John McKowen and Wayne Harding effective as of January 1, 2011.Each of these employment agreements renews automatically for successive one-year terms until either party delivers notice of termination within 30 days of the expiration of the then-current term.

Under each agreement, annual base salary and other compensation is to be reviewed, and may be adjusted upward, no less frequently than quarterly.  Mr. McKowen’s annual base salary initially was $180,000 and was increased to $250,000 effective January 1, 2013.  Mr. Harding’s annual base salary has been $120,000 per year.

Each agreement provides that executive officer party thereto will be entitled, in the event his employment is terminated during the term by us without cause (as defined) or by him for good reason (as defined), to (a) receive an amount in cash equal to six months’ base salary at the highest base salary in effect during the twelve months prior to termination plus the amount of the annual bonus, if any, paid to him for the preceding fiscal year, prorated to the termination date and (b) immediate vesting of all non-vested stock options.  Both agreements provide for immediate vesting of all non-vested stock options in the event of a change in control, which generally is defined to be a sale or other disposition to a person, entity or group of 50% or more of our consolidated assets.  The following table sets forth estimated compensation that would have been payable to our executive officers upon termination of employment, assuming termination took place on December 31, 2014, whether in connection with a change in control or otherwise. Neither Mr. McKowen nor Mr. Harding held unvested options as of December 31, 2014, and therefore neither would have been entitled to additional compensation had a change in control occurred as of December 31, 2014.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL TABLE

Name	Acceleration of Compensation Upon Termination
John R. McKowen	$125,000
Wayne Harding	60,000

(1)  Additional six month pay, dependent on the Company’s financial status as determined by the CEO or CFO.

Director Compensation

The following table sets forth information concerning compensation paid to our outside directors for services during 2014:

Name	Fees Earned or Paid in Cash($)	Stock Awards($)(3)	Total($)
John Stroh II	$8,000	$27,900	$35,900
Dennis Channer	8,000	36,100	44,100
Gregg Campbell	8,000	36,100	44,100

Since October 1, 2012, each outside director receives $2,000 per calendar quarter and $1,000 for each meeting attended in person.  For the first year of service, an outside director receives 5,000 shares of Common Stock per calendar quarter.  After a full year of service, an outside director receives 7,500 shares of Common Stock per calendar quarter.  The chairs of the audit committee and the compensation, governance and nominating committee receive an additional 2,500 shares of Common Stock per calendar quarter.

In 2014, we expensed stock compensation for the following shares of Common Stock:  Dennis Channer, 40,000 shares; Gregg Campbell, 40,000 shares; John Stroh, 30,000 shares; Brad Walker, 30,000 shares; and Gus Blass, 18,333 shares.  Those shares were issued in the first quarter of 2015 at an average valuation of $0.90 per share.

Corporate Governance

Code of Conduct

We have adopted a written code of ethics that applies to directors, officers and employees, including the principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions.  You can access our code of conduct for our board in the “Investor” section of our website located at www.2riverswater.com/investors.html.  Employees’ (including officers and management) code of conduct is detailed in our employee handbook, which all employees must sign. We post on our website all disclosures required by law concerning any amendments to, or waivers from, any provision of the code.  Our website and its contents are not incorporated into this report.

Board Leadership Structure

The chair of the board of directors is responsible for approving the agenda for each board meeting and for determining, in consultation with the other directors, the frequency and length of board meetings.  The board of directors does not have a policy on whether or not the roles of chief executive officer and board chair should be separate and, if they are to be separate, whether the board chair should be selected from the non-employee directors or be an employee.  The board believes that it is preferable to evaluate the appropriateness of separating these roles from time to time in light of the best interests of our company and our stockholders.  John McKowen, our chief executive officer, currently serves as the board chair.

Director Nomination Process

The process followed by the compensation, governance and nominating committee to identify and evaluate director candidates includes requests to directors and others for recommendations, meetings from time to time to evaluate biographical information and background material relating to potential candidates, and interviews of selected candidates by members of the compensation, governance and nominating committee and the board of directors.

In considering whether to recommend any particular candidate for inclusion in the board’s slate of recommended director nominees, the compensation, governance and nominating committee applies the criteria set forth in our corporate governance guidelines.  These criteria include the candidate’s integrity, business acumen, knowledge of our business and industry, experience, diligence, conflicts of interest and the ability to act in the interests of all stockholders.  The board’s corporate governance guidelines specify that the value of diversity on the board should be considered by the compensation, governance and nominating committee in the director identification and nomination process.  The compensation, governance and nominating committee seeks nominees with a broad diversity of experience, professions, skills, geographic representation and backgrounds.  The compensation, governance and nominating committee does not assign specific weights to particular criteria and no particular criterion is a prerequisite for each prospective nominee.  The board believes that the backgrounds and qualifications of its directors, considered as a group, should provide a composite mix of experience, knowledge and abilities that will allow it to fulfill its responsibilities.  Nominees are not discriminated against on the basis of race, religion, national origin, sexual orientation, disability or any other basis proscribed by law.

Stockholders may recommend individuals to the compensation, governance and nominating committee for consideration as potential director candidates by submitting their names, together with appropriate biographical information and background materials and a statement as to whether the stockholder or group of stockholders making the recommendation has beneficially owned more than five percent of the Common Stock for at least a year as of the date such recommendation is made, to the compensation, governance and nominating committee in care of Two Rivers Water & Farming Company, 2000 South Colorado Boulevard, Tower 1, Suite 3100, Denver, Colorado 80222, Attention: Secretary.  Assuming that appropriate biographical and background material has been provided on a timely basis, the compensation, governance and nominating committee will evaluate stockholder-recommended candidates by following substantially the same process, and applying substantially the same criteria, as it follows for candidates submitted by others.

Communicating with Independent Directors

The board of directors will give appropriate attention to written communications that are submitted by stockholders, and will respond if and as appropriate.  The director serving as chair of the compensation, governance and nominating committee, with the assistance of our chief financial officer, is primarily responsible for monitoring communications from stockholders and for providing copies or summaries to the other directors as such director considers appropriate.

Under procedures approved by a majority of our independent directors, communications are forwarded to all directors if they relate to important substantive matters and include suggestions or comments that the chief financial officer considers to be important for the directors to know.  In general, communications relating to corporate governance and corporate strategy are more likely to be forwarded than communications relating to ordinary business affairs, personal grievances and matters as to which we receive repetitive or duplicative communications.

Stockholders who wish to send communications on any topic to the board should address such communications to the board in care of Two Rivers Water & Farming Company, 2000 South Colorado Boulevard, Tower 1, Suite 3100, Denver, Colorado 80222, Attention: Secretary.

Compensation Committee Interlocks and Insider Participation

The members of the compensation, governance and nominating committee are Gregg Campbell and Dennis Channer.  Neither Mr. Campbell nor Mr. Channer has ever been an officer or employee of our company or any subsidiary of ours or had any relationship with us during 2014 requiring disclosure under Item 404 of Regulation S-K of the SEC.

Neither of the executive officers has served as a director or member of the compensation committee (or other committee serving an equivalent function) of any other entity, one of whose executive officers served as a member of our board of directors or our compensation committee.

Director Attendance at Board and Shareholder Meetings

The board of directors met five times during 2014, either in person or by teleconference. Each incumbent director attended at least 75% of the meetings of the board held in 2014 during the period in which such person was a director.

We do not have a policy regarding director attendance at our annual meetings of shareholders.  Messrs. Channer, Stroh, and Campbell attended our annual meeting of shareholders held on June 11, 2014.

Board Committees

The board of directors has established an audit committee and a compensation, governance and nominating committee.

Audit Committee

Members of the audit committee are Gregg Campbell and Dennis Channer.  Mr. Channer chairs the audit committee.

The committee’s responsibilities include:

•

appointing, approving the compensation of, and assessing the independence of our registered public accounting firm;

•

overseeing the work of the registered public accounting firm, including through the receipt and consideration of certain reports from such firm;

•

reviewing and discussing our annual and quarterly financial statements and related disclosures with management and the registered public accounting firm;

•

monitoring our internal control over financial reporting, disclosure controls and procedures, and code of ethics, and overseeing risk management;

•

establishing policies regarding hiring employees from the registered public accounting firm and procedures for the receipt and retention of accounting related complaints and concerns;

•

meeting independently with our registered public accounting firm and management; and

•

reviewing and approving or ratifying any related-person transactions.

The audit committee met four times during 2014, either in person or by teleconference.  During 2014, each member of the audit committee attended at least 100% of the meetings of the committee held during the period in which such director was a member of the audit committee.

Compensation, Governance and Nominating Committee

Members of the compensation, governance and nominating committee are Gregg Campbell and Dennis Channer.  Mr. Campbell chairs the committee.

The compensation, governance and nominating has the final determination in compensation for our executives.  The compensation, governance and nominating committee is responsible for considering and approving the payment of bonuses to executives.  There is no set schedule for the payment of bonuses.  Bonuses are considered upon achievement of specified benchmarks, which in the past have included capital and debt raises, operational performance, acquisitions of significant assets, and entry into agreements accretive to our business.  The benchmarks and the amount and type of bonuses are determined by the committee.

The compensation, governance and nominating committee also is responsible for approving employment agreements with executives.

Audit Committee Report

The audit committee has reviewed and discussed the audited consolidated financial statements of the Parent Company and its subsidiaries for fiscal 2014, and has discussed these financial statements with the Parent Company’s management and independent registered public accounting firm for fiscal 2014, Eide Bailly LLP.

The audit committee has also received from, and discussed with, Eide Bailly LLP various communications that the independent registered public accounting firm is required to provide to the audit committee, including the matters required to be discussed by Statement on Auditing Standards No. 61, as amended (AICPA, Professional Standards, Vol. 1. AU section 380) as adopted by the Public Company Accounting Oversight Board in Rule 3200T.

Eide Bailly LLP also provided the audit committee with the written communications required under regulations of the Public Company Accounting Oversight Board, including communications regarding the independence of the registered public accounting firm. The audit committee has discussed with Eide Bailly LLP its independence from the Parent Company. The audit committee also considered whether the provision of other, non-audit related services referred to under the heading "Independent Registered Public Accounting Firm Fees and Other Matters" is compatible with maintaining the independence of the registered public accounting firm.

Based on its discussions with management and the independent registered public accounting firm, and its review of the representations and information provided by management and Eide Bailly LLP, the audit committee recommended to the board of directors that the audited consolidated financial statements be included in the Parent Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

AUDIT COMMITTEE

Gregg Campbell

Dennis Channer

The material in this audit committee report is not "soliciting material," is not deemed "filed" with the SEC, and is not to be incorporated by reference in any filing by the Parent Company under the Securities Act or the Securities Exchange Act, whether made before or after the date hereof, and irrespective of any general incorporation language in any such filing.

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of Common Stock as of March 20, 2015, by:

•

each person, or group of affiliated persons, who is known by us to own beneficially more than five percent of the outstanding shares of Common Stock;

•

each of our directors and executive officers; and

•

all of our current directors and executive officers as a group.

The following table lists the percentage of shares beneficially owned based on 26,855,371 shares of Common Stock outstanding as of March 20, 2015, which include shares of Common Stock issuable upon the exercise of options, or upon the vesting of RSUs, by May 22, 2015 (60 days after March 20, 2015).  Except as otherwise indicated, all of the shares reflected in the table are Common Stock and all persons listed below have sole voting and investment power with respect to the shares beneficially owned by them, subject to applicable community property laws.

Shares Beneficially Owned
Name and Address of Beneficial Owner	Number	Percentage
5% Shareholders
I. Wistar Morris Five Radnor Corporate Center c/o PTC 100 Matsonford Road. Suite 450 Radnor PA 19087	1,405,269	5.2%
Directors and Executive Officers
John R. McKowen	4,451,620	15.3%
Wayne Harding	814,756	3.0%
John Stroh II	713,902	2.7%
Dennis Channer	130,000	*
Gregg Campbell	115,000	*
All directors and executive officers as a group (5 persons)	6,325,278	21.9%

*

Less than 1%.

For purposes of the table above, the address of each of our directors and executive officers is in care of Two Rivers Water & Farming Company, 2000 South Colorado Boulevard, Tower 1, Suite 3100, Denver, Colorado 80222.

The shares of Common Stock beneficially owned by Mr. McKowen include 1,880,948 shares subject to RSUs.

The shares of Common Stock beneficially owned by Mr. Harding include 6,666 shares owned by an individual retirement account for the benefit of Mr. Harding's spouse.

Pursuant to an agreement we entered into with Wistar Morris, the number of shares of Common Stock that may be acquired upon future conversions, exercises or exchanges of securities is limited to the extent necessary to ensure that, following such conversion, exercise or exchange, the Common Stock beneficially owned by Mr. Morris and his affiliates, and any other person that might be aggregated with Mr. Morris under Rule 13(d) of the Securities Exchange Act, does not exceed 4.99% of the outstanding Common Stock or, if his current beneficially owned holdings exceed 4.99%, does not increase the number of shares held.  Mr. Morris may, upon 61 days' written notice to us, waive the 4.99% limitation or increase the percent at which such limitation is triggered.  The shares reflected in the above table give effect to the 4.99% limitation.

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The following discussion relates to certain transactions that involve both our company and one of our executive officers, directors or five-percent shareholders, each of whom we refer to as a “related party.”  For purposes of this discussion, a “related-party transaction” is a transaction, arrangement or relationship in which we participate, that involves an amount in excess of $120,000; and in which a related party has a direct or indirect material interest.

Since January 1, 2014 there have been no related-party transactions, except for the compensation arrangements described under “Executive Compensation” and “Director Compensation.”

The board of directors has not adopted written policies and procedures for the review of any related-party transaction.

ITEM 14.

PRINCIPAL ACCOUNTING FEES AND SERVICES

Eide Bailly LLP is the current principal audit accounting firm and has performed the audit beginning with the year ended December 31, 2011.  The board of directors has considered whether the provisions of audit services are compatible with maintaining Eide Bailly LLP’s independence and concluded that Eide Bailly LLP is independent.

Further, the audit committee held a pre-audit conference with Eide Bailly LLP and pre-approved the audit planned process and procedures.  The audit committee has approved all of Eide Bailly LLP’s fees.

The following table represents aggregate fees billed to us by Eide Bailly LLP during 2014 and 2013.

	Year Ended December 31,
	2014	2013
Audit Fees	$73,231	$101,345

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following is a complete list of exhibits filed as part of this Form 10-K. Exhibit number corresponds to the numbers in the Exhibit table of Item 601 of Regulation S-K.

			Incorporated by Reference
Exhibit Number	Description of Exhibit	Filed Herewith	Form	Filing Date with SEC	Exhibit Number
3.1	Restated Articles of Incorporation of Two Rivers Water & Farming Company		10-K	25-Mar-13	3.1
3.2	By-laws of Two Rivers Water & Farming Company	X
10.1	Agreement and Plan of Merger dated as of September 14, 2010 among Two Rivers Water & Farming Company, TRWC, Inc. and Two Rivers Basin, LLC		8-K	22-Sep-10	2.1
10.2	Form of Promissory Note of Two Rivers Water & Farming Company		8-K	3-Apr-12	10.1
	Relating to Purchase Agreement regarding Orlando Reservoir No. 2:
10.3a	Purchase Agreement dated as of September 22, 2010 between The Orlando Reservoir No. 2 Company, LLC and TRWC, Inc.		10-K/A	29-Aug-12	10.2
10.3b	First Amendment dated as of October 14, 2010 between The Orlando Reservoir No. 2 Company, LLC and TRWC, Inc.		10-K/A	29-Aug-12	10.3
10.3c	Second Amendment dated as of November 17, 2010 between The Orlando Reservoir No. 2 Company, LLC and TRWC, Inc.		10-K/A	29-Aug-12	10.4
10.3d	Third Amendment dated as of November 19, 2010 between The Orlando Reservoir No. 2 Company, LLC and TRWC, Inc.		10-K/A	29-Aug-12	10.5
10.3e	Fourth Amendment dated as of January 28, 2011 between The Orlando Reservoir No. 2 Company, LLC and TRWC, Inc.		10-K/A	29-Aug-12	10.6
	Relating to acquisition of Orlando Membership Interest:
10.4a	Second Amendment dated as of September 7, 2011 among Orlando Reservoir No. 2 Company, LLC, Family Ranch Holdings, LLC, Two Rivers Water & Farming Company, TRWC, Inc., TRW Orlando Water Assets, LLC and Two Rivers Farms F-2, LLC		8-K	12-Sep-11	99.1

10.4b	Promissory Note dated as of September 7, 2011 of Orlando Reservoir No. 2 Company, LLC and TRW Orlando Water Assets, LLC issued to Family Ranch Holdings, LLC	8-K	12-Sep-11	99.2
10.5	Purchase and Supply Agreement dated as of September 21, 2011 between Aurora Organic Farms, Inc. and Two Rivers Water & Farming Company	8-K	22-Sep-11	99.1
	Relating to acquisition of assets of Dionisio Produce & Farms:
10.6a	Master Agreement dated as of April 12, 2012 among R&S Dionisio Real Estate and Equipment, LLC, Dionisio Produce & Farms, LLC, Russell L. Dionisio, Two Rivers Farms, LLC and TRWC, Inc.	8-K	16-Jun-12	99.2
10.6b	First Amendment dated as of April 12, 2012 to Master Agreement among R&S Dionisio Real Estate and Equipment, LLC, Dionisio Produce & Farms, LLC, Two Rivers Farms, LLC and TRWC, Inc.	8-K	16-Jun-12	99.3
10.6c	Second Amendment dated as of April 12, 2012 to Master Agreement among R&S Dionisio Real Estate and Equipment, LLC, Dionisio Produce & Farms, LLC, TR Bessemer, LLC and TRWC, Inc.	8-K	16-Jun-12	99.4
10.6d	Third Amendment dated as of April 12, 2012 to Master Agreement among R&S Dionisio Real Estate and Equipment, LLC, Dionisio Produce & Farms, LLC, TR Bessemer, LLC and TRWC, Inc.	8-K	16-Jun-12	99.5
10.6e	Second Closing dated as of November 2, 2012 to Master Agreement among R&S Dionisio Real Estate and Equipment, LLC, Dionisio Produce & Farms, LLC, Russell L. Dionisio, TR Bessemer, LLC and TRWC, Inc.	8-K	16-Jun-12	99.6
10.6f	Assignment of Trademark dated as of November 2, 2012 among R&S Dionisio Real Estate and Equipment, LLC, Dionisio Produce & Farms, LLC and TR Bessemer, LLC	8-K	16-Jun-12	99.7
10.6g	Bill of Sale dated as of November 2, 2012 among R&S Dionisio Real Estate and Equipment, LLC, Dionisio Produce & Farms, LLC, TR Bessemer, LLC and TRWC, Inc.	8-K	16-Jun-12	99.8
10.6h	Promissory Note dated as of November 2, 2012 of RR Bessemer, LLC issued to R&S Dionisio Real Estate and Equipment	8-K	16-Jun-12	99.9

10.6i	Assignment of Produce Contracts among R&S Dionisio Real Estate and Equipment, LLC, Dionisio Produce & Farms, LLC, TR Bessemer, LLC and TRWC, Inc.		8-K	16-Jun-12	99.1
10.6j	Lease Agreement dated as of November 2, 2012 among R&S Dionisio Real Estate and Equipment, LLC, Dionisio Produce & Farms, LLC, TR Bessemer, LLC and TRWC, Inc.		8-K	16-Jun-12	99.12
10.7	Series A Convertible Preferred Stock Purchase Agreement dated as of November 25, 2012 among Dionisio Farms & Produce, Inc., TRWC, Inc. and Investors		10-K	25-Mar-13	4.5
10.8	Conversion Agreement effective as of December 31, 2012 among Two Rivers Farms F-1, LLC, Two Rivers Water & Farming Company and Investors		10-K	25-Mar-13	4.6
10.9	Conversion Agreement effective as of December 31, 2012 among Two Rivers Farms F-2, LLC, Two Rivers Water & Farming Company and Investors		10-K	25-Mar-13	4.7
10.1	Conversion Agreement effective as of December 31, 2012 among Two Rivers Water & Farming Company and Investors		10-K	25-Mar-13	4.8
10.11	Commercial Lease Agreement dated as of August 29, 2014 between GrowCo, Inc. and Cool House Farms, LLC		8-K	4-Sep-14	10.1
10.12	Commercial Lease Agreement dated as of August 29, 2014 between GrowCo, Inc. and Mojo MJ, LLC		8-K	4-Sep-14	10.1
10.13	Real Estate Purchase Agreement dated as of September 16, 2014 between Two Rivers Water & Farming Company and Farmland Partners Inc.		8-K	18-Sep-14	10.1
	Relating to Financing of TR Capital Partners, LLC:
10.14a	Limited Liability Company Agreement dated as of January 31, 2014 among TR Capital Partners, LLC and the Members named therein		8-K	14-May-14	10.1
10.14b	Membership Interest Purchase Agreement dated as of January 31, 2014 among TR Capital Partners, LLC and the Investors named therein		8-K	14-May-14	10.2
10.14c	Exchange Agreement dated as of January 31, 2014 among TR Capital Partners, LLC, Two Rivers Water & Farming Company and the Holders named therein		8-K	14-May-14	10.2
	Relating to 2005 Stock Option Plan:
†10.16	2005 Stock Option Plan	X

Relating to 2011 Long-Term Stock Plan:
†10.17a	2011 Long-Term Stock Plan	X
†10.17b	Form of Restricted Stock Unit Award Agreement for Employees	X
†10.17c	Form of Restricted Stock Unit Award Agreement for Non-Employees	X
†10.19	Employment Agreement dated as of January 1, 2011 between John R. McKowen and Two Rivers Water & Farming Company		10-K	30-Mar-11	10.1
†10.20	Employment Agreement dated as of January 1, 2011 between Wayne Harding and Two Rivers Water & Farming Company		10-K	30-Mar-11	10.3
21.1	List of Subsidiaries of Two Rivers Water & Farming Company	X
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
*32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

†

Management contract or compensatory plan or arrangement.

*

The certification attached as Exhibit 32.1 that accompanies this Annual Report on Form 10-K is not deemed filed with the SEC and is not to be incorporated by reference into any filing of Two Rivers Water & Farming Company under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the filing date of this Form 10-K, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 24, 2015	Two Rivers Water & Farming Company

/s/John R. McKowen
John R. McKowen
Chief Executive Officer (Principal Executive Officer)

/s/ Wayne Harding
Wayne Harding
Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: March 24, 2015	/s/John R. McKowen
John R. McKowen President, Chief Executive Officer and Chairman of the Board
/s/ John Stroh II
John Stroh II Director
/s/Dennis Channer
Dennis Channer Director
/s/ Gregg Campbell
Gregg Campbell Director

FINANCIAL STATEMENTS

Two Rivers Water & Farming Company

2014 Financials

TWO RIVERS WATER & FARMING COMPANY AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Two Rivers Water & Farming Company

Denver, Colorado

We have audited the accompanying consolidated balance sheets of Two Rivers Water & Farming Company (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the years then ended. Two Rivers Water & Farming Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Two Rivers Water & Farming Company as of December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America.

/s/ Eide Bailly LLP

Greenwood Village, Colorado

March 23, 2015

Two Rivers Water & Farming Company

2014 Financials

TWO RIVERS WATER & FARMING COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except for number of shares)

	December 31,
	2014	2013
ASSETS:
Current Assets:
Cash and cash equivalents	$ 1,934	$ 2,069
Accounts receivable, net	112	54
Farm product	21	29
Deposits and other current assets	61	108
Total Current Assets	2,128	2,260
Long Term Assets:
Property, equipment and software, net	2,162	1,892
Land	5,281	4,978
Water assets	31,344	31,507
Construction in progress	1,081	-
Intangible assets, net	957	997
Other long term assets	77	68
Total Long Term Assets	40,902	39,441
TOTAL ASSETS	$ 43,030	$ 41,702

LIABILITIES & STOCKHOLDERS' EQUITY:
Current Liabilities:
Accounts payable	$ 165	$ 47
Preferred dividend payable	513	-
Current portion of notes payable	3,284	2,759
Accrued liabilities	286	317
Total Current Liabilities	4,249	3,123
Notes Payable, net of current portion	10,086	12,961
Total Liabilities	14,335	16,084
Commitments & Contingencies (Note 3)
Stockholders' Equity:
Convertible preferred shares, $0.001 par value, 4,000,000 shares authorized, no shares and 3,794,000 shares outstanding at Dec 31, 2014 and 2013, respectively (liquidation value of $-0- and $4,022,000, respectively), net	-	2,851
Common stock, $0.001 par value, 100,000,000 shares authorized, 26,524,538 and 24,879,549 shares issued and outstanding at Dec 31, 2014 and 2013, respectively	27	25
Additional paid-in capital	73,217	60,220
Accumulated (deficit)	(67,360)	(47,449)
Total Two Rivers Water Company Shareholders' Equity	5,884	15,647
Noncontrolling interest in subsidiary	22,811	9,971
Total Stockholders' Equity	28,695	25,618
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$ 43,030	$ 41,702

The accompanying notes to consolidated financial statements are an integral part of these statements.

Two Rivers Water & Farming Company

2014 Financials

TWO RIVERS WATER & FARMING COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands)

	Year ended December 31,
	2014	2013
Revenue
Farm	$ 2,405	$ 2,002
Water	-	40
Member assessments	16	32
Other	15	17
Total revenue	2,436	2,091
Direct cost of revenue	2,994	2,082
Gross profit (loss)	(558)	9
Operating expenses:
General and administrative	2,364	2,578
Depreciation	509	534
Total operating expenses	2,873	3,112
(Loss) from operations	(3,431)	(3,103)
Other income (expense)
Interest expense	(1,050)	(938)
Loss on debt extinguishment	(108)	(873)
Warrant and options expense	(81)	(96)
Other income (expense)	(2)	(24)
Total other income (expense)	(1,241)	(1,931)
Net (Loss) from operations before taxes	(4,672)	(5,034)
Income tax (provision) benefit	-	-
Net (Loss) before Non-Controlling Interest	(4,672)	(5,034)
Net loss (income) attributable to the noncontrolling interest	6	(16)
Net (Loss)	(4,666)	(5,050)
Preferred shareholder distributions	(1,643)	-
Net (Loss) attributable to Two Rivers Water & Farming Company Common Shareholders	$ (6,309)	$ (5,050)

(Loss) Per Common Share - Basic and Dilutive:	$ (0.24)	$ (0.20)
Weighted Average Shares Outstanding:
Basic and Dilutive	25,966	24,636

The accompanying notes to consolidated financial statements are an integral part of these statements.

Two Rivers Water & Farming Company

2014 Financials

TWO RIVERS WATER & FARMING COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Year ended December 31,
	2014	2013
Cash Flows from Operating Activities:
Net (loss)	$(6,309)	$(5,034)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Depreciation	471	494
Amortization of intangibles	40	40
Assumption of assessments due to purchase of HCIC shares	-	80
Warrant modification expense	50	177
(Gain) on disposal of assets	(3)	-
Loss on debt extinguishment	55	873
Impairment of CIP	34	-
Interest expense forgiveness	38	-
Stock based compensation	146	166
Stock for services	588	883
Accretion of debt discount	23	89
Net change in operating assets and liabilities:
Decrease (increase) in advances & accounts receivable	(58)	49
Decrease in farm product	8	20
Decrease in deposits, prepaid expenses and other assets	47	82
(Decrease) increase in accounts payable	118	(257)
Increase (decrease) in accrued liabilities and other	380	(249)
Net Cash (Used in) Operating Activities	(4,372)	(2,587)

Cash Flows from Investing Activities:
Purchase of property and equipment	(284)	(36)
Purchase of land, water shares, infrastructure	(303)	(1,329)
Proceeds from sale of assets	-	58
Construction in progress	(1,081)	-
Purchase of investments	(9)	-
Net Cash (Used in) Investing Activities	(1,677)	(1,307)

Cash Flows from Financing Activities:
Proceeds from issuance of bridge loan	1,870	1,300
Payment of offering costs	-	(223)
Payment on notes payable	(499)	(655)
Proceeds from sale of convertible preferred shares	4,363	-
Proceeds from sale of convertible preferred shares in DFP	-	1,600
Proceeds from long-term debt	180	2,601
Net Cash Provided by Financing Activities	5,914	4,623
Net (Decrease) in Cash & Cash Equivalents	(135)	729
Beginning Cash & Cash Equivalents	2,069	1,340
Ending Cash & Cash Equivalents	$1,934	$2,069

Continued on next page

Two Rivers Water & Farming Company

2014 Financials

Continued from previous page

	Year ended December 31,
	2014	2013
Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$656	$626
Conversion of debt, preferred shares and warrants into TR Capital	$15,232	-
Equipment purchases financed	-	$120

The accompanying notes to consolidated financial statements are an integral part of these statements

Two Rivers Water & Farming Company

2014 Financials

TWO RIVERS WATER & FARMING COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Years Ended December 31, 2014 and 2013

(In thousands)

	Preferred Shares		Voting Common Stock		Additional Paid-in Capital	Accumulated (Deficit)	Non- Controlling Interest	Stockholders' Equity
	Shares	Amount	Shares	Amount
Balances, December 31, 2012	3,794	$2,851	24,028	$24	$56,703	($41,440)	$9,840	$27,978
Net (loss)	-	-	-	-	-	(5,050)	16	(5,034)
Stock-based compensation expense	-	-	-	-	(188)	-	-	(188)
Common stock retirement	-	-	(103)	-	(3)	-	-	(3)
Restricted stock units issued	-	-	190	-	-	-	-	-
Restricted stock units returned to Plan	-	-	-	-	(25)	-	-	(25)
Options issued for services	-	-	-	-	258	-	-	258
Warrant expense	-	-	-	-	95	-	-	95
Warrants issued	-	-	-	-	277	-	-	277
Purchase of interest in HCIC	-	-	-	-	858	-	(858)	-
Issuance of convertible preferred shares in DFP subsidiary, net of $223 in offering costs	-	-	-	-	1,363	(959)	973	1,377
Stock issued for services	-	-	764	1	882	-	-	883
Balances, December 31, 2013	3,794	$2,851	24,879	$25	$60,220	($47,449)	$9,971	$25,618

Continued on the next page

Two Rivers Water & Farming Company

2014 Financials

Continued from previous page

	Preferred Shares		Voting Common Stock		Additional Paid-in Capital	Accumulated (Deficit)	Non- Controlling Interest	Stockholders' Equity
	Shares	Amount	Shares	Amount
Balances, December 31, 2013	3,794	$2,851	24,879	$25	$60,220	($47,449)	$9,971	$25,618
Net Income (loss)	-	-	-	-	-	(6,309)	-	(6,309)
Non-controlling interest	-	-	-	-	-	-	6	6
Options issued for services	-	-	-	-	173	-	-	173
Warrant expense	-	-	-	-	50	-	-	50
Restricted stock unit grants	-	-	-	-	247	-	-	247
Shares issued via restricted stock unit grants	-	-	1,030	1	(1)	-	-	-
Shares issued to directors	-	-	143	-	146	-	-	146
Shares issued to consultant	-	-	54	-	73	-	-	73
Shares issued for conversion of F-2 Preferred Stock	-	-	418	1	331	(51)	(281)	-
Issuance of F-2 Preferred Shares	-	-	-	-	35	(23)	38	50
Offering costs	-	-	-	-	(337)	-	-	(337)
Cancellation of preferred stock in subsidiaries	(3,794)	(2,851)	-	-	(4,243)	-	(7,681)	(14,775)
Issuance of TR Capital preferred membership units	-	-	-	-	16,523	(12,337)	20,758	24,944
Deemed Dividend - Additional Qualified Assets	-	-	-	-	-	(1,191)	-	(1,191)
Balances, December 31, 2014	-	$ -	26,524	$27	$73,217	($67,360)	$22,811	$28,695

The accompanying notes to consolidated financial statements are an integral part of these statements.

Two Rivers Water & Farming Company

2014 Financials

TWO RIVERS WATER & FARMING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2014 and 2013

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

On January 29, 2014, the board of directors approved a plan to reorganize our subsidiaries in a more integrated manner based on functional operations.  We formed a new company, TR Capital Partners, LLC or TR Capital, which issued all of its common units to Two Rivers Water & Farming Capital.  TR Capital then initiated the transactions described below under “Placement of Preferred Units.”  Following the completion of those transactions in September 2014, TR Capital and our other direct and indirect subsidiaries (excluding HCIC Holdings, LLC and Huerfano-Cucharas Irrigation Company) entered into a series of related transactions as the result of which assets and operations of such other subsidiaries transferred to TR Capital.  As a result of those transactions, TR Capital operates all of the operations formerly conducted by those subsidiaries.  The following chart shows our current corporate organization:

Two Rivers Water & Farming Company

2014 Financials

Overview

In 2009, we began acquiring and developing irrigated farmland and associated water rights and infrastructure.  As of December 31, 2014, we own 7,538 gross acres.  Gross acres owned increased from 7,465 gross acres at December 31, 2013.  We will seek to expand our holdings by strategically acquiring or leasing irrigable farmland in the Arkansas River Basin.  We intend to develop and bring into production more of our currently held gross acres as we acquire additional water rights.  We also expect to increase the variety of crops we produce as we continue to

In May, 2014, we formed GrowCo, Inc., a wholly owned subsidiary of Two Rivers through the issuance of 20,000,000 shares of common stock.  On August 1, 2014 we announced that we were placing 10,000,000 GrowCo shares in a trust to be distributed to Two Rivers’ common shareholders based on four record dates (January 1, 2015; April 1, 2015; July 1, 2015, and October 1, 2015) after an effective registration statement is filed.  Each record date will distribute 2,500,000 GrowCo common shares on a prorata basis of shares owned of Two Rivers’ common shares.

Under GrowCo, a separate Colorado limited liability company will own each greenhouse project.  On January 20, 2015 we announced that we completed the funding  ($4.4 million) for the first greenhouse project consisting of a 90,000 square foot greenhouse and 15,000 square foot processing and warehouse facility on 40 acres of land. This funding and project is referred to GrowCo Partners 1, LLC (GCP 1).  We expect this greenhouse to be completed and occupied by May, 2015.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Two Rivers, Huerfano-Cucharas Irrigation Company and TR Capital and its subsidiaries, Two Rivers Farms, Two Rivers Water and GrowCo.  All significant inter-company balances and transactions have been eliminated in consolidation.

Non-controlling Interest

Non-controlling interest is recorded for the ownership of HCIC not owned by the Company and for preferred shares not owned by the Company in the Company’s subsidiaries.   Below is the detail of non-controlling interest shown on the balance sheet.

	Year ended December 31,
Entity	2014	2013
TR Capital	$ 20,740,000	$ -
HCIC	1,369,000	1,363,000
F-1	28,000	1,494,000
F-2	222,000	3,933,000
DFP	452,000	3,181,000
Totals	$ 22,811,000	$ 9,971,000

During the year ended December 31, 2014, investors in Two Rivers Farms F-1 (convertible notes and preferred shares), Two Rivers Farms F-2 (convertible notes and preferred shares), the Company’s preferred shares, ASF convertible notes, DFP preferred shares, Ellicott second mortgage, and the new cash investments of $6,000,000 were given the opportunity to convert into TR Capital Partners, LLC and were issued 30,159,000 TR Capital Preferred Membership units, with a NCI value of $20,740,000.

Two Rivers Water & Farming Company

2014 Financials

The 30,159,000 TR Capital Preferred Membership units issued during the year ended December 31, 2014 are convertible into 1 common stock share of the Company and one-half warrant to purchase a share of stock of the Company.  In accordance with ASC Topic 470-20, Debt (and other convertible instruments with beneficial convertible features (“BCF”), the Company determined that a BCF amounting to approximately $12,337,000 and a relative fair value attached to the warrants of approximately $3,641,000 were recorded for the year ended December 31, 2014.  On the accompanying balance sheet as of December 31, 2014, these amounts were recorded as retained earnings and as additional paid in capital, respectively, and are representative of preferred share dividends available to non-controlling interest holders in the entity

Below is the breakdown of the non-controlling interest share of gains (losses):

	Year ended December 31,
Entity	2014	2013
TR Capital (1)	-	-
HCIC (2)	$6,000	$16,000
F-1 (3)	-	-
F-2 (3)	-	-
DFP (3)	-	-
Totals	$6,000	$16,000

Notes:
(1)	The Company declared $1,242,000 in distributions and paid $727,000 in 2014.
(2)	The Company owns 95% of HCIC.
(3)	DFP declared and paid $401,000 in distributions.

Reclassification

Certain amounts previously reported have been reclassified to conform to current presentation.  Certain labels of accounts/classifications have been changed.

In 2014, management decided to change the way the Company accounts for farming direct cost of revenue.  In prior years, the farming Chief Operating Officer and his related expenses and certain insurance and repairs and maintenance were accounted for in general and administrative operating expense.   The impact of this reclassification on the Statement of Operations for the year ended December 31, 2013 is as follows:

	As Reported	Reclassification	As Corrected
Total revenue	$2,091	$ -	$2,091
Direct cost of revenue	1,714	368	2,082
Gross Margin	377	(368)	9
Operating Expenses:
General and administrative	2,946	(368)	2,578
Depreciation and amortization	534	-	534
Total operating expenses	3,480	368	3,112
(Loss) from operations	$(3,103)	$ -	$(3,103)

Use of Estimates

Two Rivers Water & Farming Company

2014 Financials

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

The Company’s farming revenue for the year ended December 31, 2014 of $2,405,000 consisted of 18 customers, with one customer representing 31%, another customer representing 24%, and another customer representing 15% of total farming revenue.  All other customers were at or less than 10%.

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

Two Rivers Water & Farming Company

2014 Financials

their fair value.  Marketable investments are valued at Level 1 due to readily available market quotes. The fair value of the Company’s long-term debt, including the current portion approximated its carrying value.  Fair value for long-term debt was estimated based on quoted market prices of the identical debt instruments or values of comparable borrowings.

Accounts Receivable

The Company carries its accounts receivable, net at management’s expectation of collection and past experience.  As of December 31, 2014 and 2103, the Company did not have an allowance for doubtful accounts receivable based on past payment performance.

Inventories

Inventory represents to lower of cost or market of farm input costs, until sold, and packaging, seeds and fertilizers not yet used.  For the years ended December 31, 2014 and 2013, the inventory only consisted of packaging, seeds and fertilizers to be used in the next year for farming operations.

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

Two Rivers Water & Farming Company

2014 Financials

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

Income Taxes

Two Rivers Water & Farming Company

2014 Financials

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

Based on all known facts and circumstances and current tax law, the Company believes that the total amount of unrecognized tax benefits as of December 31, 2014, is not material to its results of operations, financial condition, or cash flows.  The Company also believes that the total amount of unrecognized tax benefits as of December 31, 2014, if recognized, would not have a material effect on its effective tax rate.  The Company further believes that there are no tax positions for which it is reasonably possible, based on current tax law and policy that the unrecognized tax benefits will significantly increase or decrease over the next 12 months producing, individually or in the aggregate, a material effect on the Company’s results of operations, financial condition or cash flows.

The amount of income taxes the Company pays is subject to ongoing examinations by federal and state tax authorities.  To date, there have been no reviews performed by federal or state tax authorities on any of the Company’s previously filed returns.  The Company’s 2011 and later tax returns are still subject to examination.

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

The dilutive effect of the outstanding 2,455,948 RSUs, 2,014,867 options, and 17,802,908 warrants at December 31, 2014, has not been included in the determination of diluted earnings per share since, under ASC 260 they would anti-dilutive.

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps: identify the contract(s) with a customer; identify the performance obligations in the contract; determine the transaction price; allocate the transaction price to the performance obligations in the contract; and recognize revenue when (or as) the entity satisfies a performance obligation. ASU 2014-09 supersedes the revenue recognition requirements in Accounting Standards Codification Topic No. 605, Revenue Recognition, most industry-specific guidance throughout the industry topics of the accounting standards codification, and some cost guidance related to construction-type and production-type contracts. ASU 2014-09 is effective for public entities for annual periods and interim periods within those annual periods beginning after December 15, 2016. Early adoption is not permitted. Companies may use either a full retrospective or a modified retrospective approach

Two Rivers Water & Farming Company

2014 Financials

to adopt ASU 2014-09. We are currently evaluating the potential impact of adopting this guidance on our consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern, or ASU 2014-15. ASU 2014-15 amends FASB ASC 205-40 Presentation of Financial Statements – Going Concern, by providing guidance on determining when and how reporting entities must disclose going-concern uncertainties in their financial statements, including requiring management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date of issuance of the entity’s financial statements and providing certain disclosures if there is substantial doubt about the entity’s ability to continue as a going concern. ASU 2014-15 will be effective after December 15, 2016, and early adoption is permitted.  We are still evaluating the impact of this ASU on our financial statement disclosures.

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

Construction in progress

The Company has commenced construction on GrowCo’s first greenhouse..  During the year ended December 31, 2014, the Company wrote off $34,000 of construction in progress that pertained to dam and water infrastructure that was previously completed and completed $310,000 for a cooling shed expansion.

	Year ended December 31,
	2014	2013
Beginning balance	$34,000	$34,000
Additions	1,391,000	-
Finished - Transferred	344,000)	-
Ending Balance	$1,081,000	$34,000

Two Rivers Water & Farming Company

2014 Financials

Intangible Assets

On November 2, 2012, the Company acquired the Dionisio produce business and related equipment for $1,873,000 plus accrued interest of $30,000.

The purchase price was allocated as follows:

Produce business	$ 1,037,000
Equipment	836,000
Prepaid interest	30,000
Ending Balance	$ 1,903,000

Based on the discounted cash flow analysis and assuming the average life of a customer is 20 years, the produce business has the following values, as of December 31, 2014 and 2013:

	Year ended December 31,
	2014	2013
Customer list	$ 580,000	$ 580,000
Trade name	220,000	220,000
Residual goodwill	237,000	237,000
	1,037,000	1,037,000
Less accumulated amortization	80,000	40,000
Ending Balance	$ 957,000	$ 997,000

The cost of the customer list and the trade name will be amortized on a straight-line basis over 20 years.  The residual goodwill will be tested once per year for impairments, if any.

Based on the 20-year life of the trade name and customer list with no value at the end of the 20 years, the yearly amount of amortization is $40,000 per year.

NOTE 4 – NOTES PAYABLE

HCIC Seller Carry Back Notes

Beginning on September 17, 2009, Two Rivers began acquiring shares in HCIC and related land from a HCIC shareholder.  As part of these acquisitions, many of the sellers financed notes payable with Two Rivers and HCIC.  As of December 31, 2012 these loans totaled $7,364,000.   The notes carry interest at 6% per annum, interest payable monthly, the principal amounts due at various dates from March 31, 2013 through September 30, 2015, and are collateralized by HCIC shares and land.

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

Holders representing $3,181,000 of the notes held conversion rights into the Company’s common shares at $1.00 to $1.25.  These conversions were cancelled and replaced by 5-year warrants at $3.00 per share.  A total of 1,367,000 warrants were issued.   The warrants issued had a fair value of $277,000 using the Black Scholes method of fair value determination.

Two Rivers Water & Farming Company

2014 Financials

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
As of December 31, 2014, the related discount was recorded at $350,000, thereby making $7,222,000 in principal due.

Orlando Seller Carry Back Note

On January 28, 2011, the Company purchased water storage and direct flow from the Orlando Reservoir No. 2 Company, LLC (“Orlando”) for $3,100,000, which consisted of a cash payment of $100,000 and a seller financed note payable of $3,000,000.  The note was due January 28, 2014.

In July 2011, the Company and Orlando renegotiated the purchase of the Orlando LLC for 650,000 of the Company’s, $1,412,500 cash payment and a seller carry back note of $187,500.

In 2014 the Company decided that the land securing the $187,500 is not strategic to its operations.  Therefore, the Company is in the process of exchanging land held as collateral for the Orlando seller carry back note for the cancellation of the $187,500 note.  As of December 31, 2014, the Company has recorded $40,000 of accrued interest.

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

As of December 31, 2012, we received from the Series A debt holders the intent,to convert $1,975,000 of the debt thereby leaving $25,000 of the originally issued Series A convertible debt and accrued interest of $86,000 as outstanding as of December 31, 2012.   In order to properly record the conversion, the Company applied the guidance in ASC Topic 470-20 “Debt with Conversion and Other Options” as the F-1 preferred shares have a beneficial conversion feature (“BCF”) with detachable warrants.  The Company determined the fair value of the associated warrants to be $494,000, after a relative fair value allocation was performed on the $1,989,000 of debt converted (includes $14,000 of accrued interest).  The remaining amount of $1,494,000 was recorded as the original face value of the F-1 preferred shares.  The F-1 preferred shares are recorded as non-controlling interest due to being legally issued in the name of F-1.  The F-1 preferred shares are convertible into the Company’s common shares at a conversion price of $1 per share.  A BCF was determined to exist at the time of issuance, resulting in a deemed preferred share dividend of $882,000.

The Series A preferred share conversion transaction was recorded as of December 31, 2012.

For the year ended December 31, 2014, $1,950,000 plus accrued dividends of  $190,000 converted from Series A preferred shares to 2,137,815 TR Capital preferred membership units.  This left $28,000 in Series A preferred shares outstanding in our F-1 subsidiary.

Two Rivers Water & Farming Company

2014 Financials

As of December 31, 2013, the principal balance due on Series A convertible debt was $110,000.  During the year ended December 31, 2014, $85,000 of the principal was converted into TR Capital Preferred Units and $25,000, including accrued interest, was paid in cash.

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

The Note holders had the right to convert debt into Company common stock at $2.50/share.  The notes were due June 30, 2014.

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

As of December 31, 2012, we received from the Series B debt holders the intent to convert $5,107,000 of the debt thereby leaving $225,000 of the originally issued Series B convertible debt and accrued interest of $194,000 as outstanding as of December 31, 2012.   In order to properly record the conversion, the Company applied the guidance in ASC Topic 470-20 “Debt with Conversion and Other Options” as the F-2 preferred shares have a beneficial conversion feature (“BCF”) with detachable warrants.  The Company determined the fair value of the associated warrants to be $1,301,000, after a relative fair value allocation was performed on the $5,233,000 of debt converted (includes $126,000 of accrued interest).  The remaining amount of $3,933,000 was recorded as the original face value of the F-2 preferred shares.  The F-2 preferred shares are recorded as non-controlling interest due to being legally issued in the name of F-2.  The F-2 preferred shares are convertible into the Company’s common shares at a conversion price of $1 per share.  A BCF was determined to exist at the time of issuance, resulting in a deemed preferred share dividend of $2,347,000.

The Series B conversion transaction was recorded as of December 31, 2012.

For the year ended December 31, 2014, $4,915,000 plus accrued dividend of  $457,000 converted from Series B preferred shares to 6,908,459 TR Capital preferred membership units.  This left $342,000 in Series B F-1 outstanding preferred shares and $25,000 in Series B debt with $4,000 in accrued interest on this debt.  Based on this conversion, the remaining Series B was written off, except for the $25,000 in Series B debt plus accrued interest that never converted to Series B preferred.

Colorado Water Conservation Loan

On March 5, 2012 the Company closed long-term financing with the Colorado Department of Natural Resources, Colorado Water Conservation Board in the amount of $1,185,000 (the “CWCB Loan”).  This loan partially finances the rehabilitation of the Cucharas Reservoir to bring it into safety compliance with the Colorado State Engineers office.  Further, the CWCB Loan assisted with the rehabilitation of the Orlando facilities.  There was a $12,000 service fee due upon closing.  This amount is being amortized over the expected life of the CWCB Loan, which is 20 years with interest fixed at 2.5% per annum.  As of December 31, 2014 and 2013, the amounts outstanding under the CWCB Loan totaled $1,104,000 and $1,151,000, respectively.

FirstOak Bank (formerly First National Bank of Pueblo) – Dionisio Purchase

The cost of the Dionisio land/water acquisition was $1,500,000, of which $900,000 was financed by FirstOak Bank and $600,000 was paid in cash.

Two Rivers Water & Farming Company

2014 Financials

The terms of the FirstOak loan is at 1% above the base rate on corporate loans posted by at least 75% of the nation’s 30 largest banks known as the Wall Street Journal Prime Rate (3.25% as of December 31, 2014 and December 31, 2013), subject to a minimum of 6% per annum.   The FirstOak loan is secured by the Dionisio assets, which include 146 shares of the Bessemer Irrigation Ditch Company (“BIDC”).  There are five annual payments of $76,000 due each December 15 commencing December 15, 2012.  A balloon payment of all accrued interest and outstanding principal is due June 15, 2017.  As of December 31, 2014 and 2013, the amounts outstanding under the FirstOak loan totaled $800,000 and $826,000, respectively.

In May 2014, the Company also borrowed $176,000 to purchase additional farmland.  The loan is at 1.5% above the base rate on corporate loans posted by at least 75% of the nation’s 30 largest banks known as the Wall Street Journal Prime Rate (3.25% as of December 31, 2014), subject to a minimum of 6% per annum.   The FirstOak loan is secured by 9 BIDC shares, well permits and water leases. There are five annual payments of $15,000 due each December 15 commencing December 15, 2014.  A balloon payment of all accrued interest and outstanding principal is due December 5, 2018 of $160,000.  As of December 31, 2014, the amounts outstanding under the FirstOak loan totaled $167,000.

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

FirstOak Bank – Mater Purchase

The cost of the Mater land/water acquisition was $325,000, of which $169,000 was financed by FirstOak, $25,000 seller carry back and $131,000 was paid in cash.  The purchase price has been allocated to land for $106,000 and $219,000 to water rights representing the purchase of BIDC shares.

The terms of the First Oak loan is at 1% above the base rate on corporate loans posted by at least 75% of the nation’s 30 largest banks known as the Wall Street Journal Prime Rate (3.25% as of December 31, 2014 and December 31, 2013), subject to a minimum of 6% per annum.   The FirstOak loan is secured by the Mater assets.  There are four annual payments of $15,000 due each December 5 commencing December 15, 2013.  A balloon payment of all accrued interest and outstanding principal is due December 5, 2017 for $159,000.

As of December 31, 2014 and 2013, the amounts outstanding under the FirstOak loan totaled $165,000 and $166,000, respectively.

McFinney Agri-Finance LLC (McFinney) and Ellicot second mortgage (Ellicot)

On March 15, 2013, the Company purchased unimproved land in El Paso county, Colorado for a purchase price of $1,250,000.  The company paid $620,000 (including closing costs and allocations) and financed $650,000 McFinney and $400,000 Ellicot, through private investors.

The terms of the McFinney financing is for monthly payments of principal and interest of $4,238 per month, a fixed interest rate of 6.8% per annum, with the remaining principal due on April 1, 2018.  The note is secured by a deed of trust on the 2,579 acres of land purchased and a guaranty of payment by the Company.  As of December 31, 2014 and 2013, the amounts outstanding under the McFinney loan totaled $638,000 and $645,000, respectively.

The Company also secured an additional $400,000 in financing.  The financing is for a total of $400,000, secured by a second deed of trust on the 2,579 acres of the land purchased, 12% per annum interest with interest only payments each month.  The Ellicot notes were due February 25, 2015.  The Company, upon sale of the land, will also pay an additional consideration through a 6.25% payment of the sales price less cost of generating the sale and the basis of the land sold.

For the year ended December 31, 2014, the $400,000 plus a bonus payment of $57,000, accounted for as additional interest, was converted into to 489,300 TR Capital preferred membership units.

Two Rivers Water & Farming Company

2014 Financials

ASF Note

In May 2013, ASF began offering, only to accredited investors up to $3,000,000 in 8.0% senior secured notes due 2023 plus pre-paid interest through May 31, 2014.  The Notes were offered to help with funding the further research, engineering, hydrology and permitting for the constructing of gravel pit storage reservoirs just east of the confluence of the Arkansas River and Fountain Creek in Pueblo County, Colorado.  The intention is to collaborate with Colorado Front Range municipal water districts.

Through December 31, 2013, $2,036,000 was outstanding including $67,000 of prepaid interest.

For the year ended December 31, 2014, the $2,036,000 was converted into to 2,686,041 TR Capital preferred membership units.

Bridge Notes

On December 31, 2012, the Company closed a short-term bridge note financing (the “Bridge Notes”) in the total amount of $1,300,000.  The Bridge Notes paid monthly interest at 12% per annum and were due on January 31, 2014.  Participants in the Bridge Notes have the option of converting the principal into preferred membership units of TR Capital Partners, LLC.  On February 1, 2014, the participants converted the entire principal amount into 4,658,571 TR Capital Partners, LLC preferred membership units.

Additional bridge notes were issued in December 2014, with interest at 12% and due on March 31, 2015.  These notes had the option to convert into GrowCo Partners 1, LLC Preferred Units.  In January 2015, $1,840,000 of the $1,870,000 of bridge notes converted into Grow Partners 1, LLC Preferred Units.  In January 2015, remaining $30,000 was paid in full.

Below is a summary of the Company’s long term debt:

	December 31, 2014			December 31, 2013
Note	Principal Balance	Accrued Interest	Principal Balance	Interest rate	Security
HCIC seller carry back	$7,572,000	$ -	$7,896,000	6%	Shares in the Mutual Ditch Company
Orlando seller carry back	188,000	40,000	188,000	7%	188 acres of land
Series A convertible debt	-	-	110,000	6%	F-1 assets
Series B convertible debt	25,000	4,000	405,000	6%	F-2 assets
CWCB	1,104,000	16,000	1,151,000	2.5%	Certain Orlando and Farmland assets
FirstOak Bank - Dionisio Farm	800,000	7,000	826,000	(1)	Dionisio farmland and 146.4 shares of Bessemer Irrigating Ditch Company Stock, well permits
FirstOak Bank - Dionisio Farm	167,000	1,000	-	(2)	Dionisio farmland and 9 shares of Bessemer Irrigating Ditch Company Stock, well permits, water leases
Seller Carry Back - Dionisio	590,000	9,000	590,000	6.0%	Unsecured
FirstOak Bank - Mater	165,000	-	166,000	(1)	Secured by Mater assets purchased
Seller Carry Back - Mater	25,000	-	25,000	6.0%	Land from Mater purchase
McFinney Agri-Finance	638,000	-	645,000	6.8%	2,579 acres of pasture land in Ellicott Colorado
Ellicott second mortgage	-	-	400,000	12.0%	Second lien on above Ellicott land
ASF Notes	-	-	2,036,000	8.0%	ASF assets
Bridge Notes	1,870,000	-	1,300,000	12.0%	Unsecured
Kirby Group	110,000	-	45,000	6.0%	Unsecured
Equipment loans	466,000	12,000	485,000	5 - 8%	Specific equipment

Two Rivers Water & Farming Company

2014 Financials

Total	13,720,000	$89,000	16,268,000
Less: HCIC discount	(350,000)		(548,000)
Less: Current portion	(3,284,000)		(2,759,000)
Long term portion	$10,086,000		$12,961,000
Notes:
(1) Prime rate + 1%, but not less than 6%
(2) Prime rate + 1.5%, but not less than 6%

Current portion long term debt:
HCIC seller carry back	$814,000
Orlando seller carry back	188,000
Series B convertible	25,000
CWCB	48,000
FirstOak Bank - Dionisio Farm	28,000
FirstOak Bank - Dionisio Farm	5,000
FirstOak - Mater	5,000
Seller Carry Back - Mater	25,000
McFinney Agri-Finance	8,000
Bridge Loan	1,870,000
Kirby Group	110,000
Equipment loans	158,000
Total	$3,284,000

Schedule of principal payments due by year:

Year Ending December 31,
2015	$3,284,000
2016	6,998,000
2017	1,091,000
2018	1,436,000
2019	78,000
2020 & Beyond	833,000
Total	$13,720,000

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

Two Rivers Water & Farming Company

2014 Financials

Operating results for each of the segments of the Company are as follows (in thousands):

	For the year ended December 31, 2014				For the year ended December 31, 2013
	Parent	Farms	Water	Total	Parent	Farms	Water	Total
Revenue
Assessments	$ -	$ -	$ 15	$ 16	$ -	$ -	$32	$32
Farm revenue	-	2,405	-	2,405	-	2,002	-	2,002
Water revenue	-	-	-	-	-	-	40	40
Other & misc.	-	15	-	15	-	14	3	17
Total Revenue	-	2,421	15	2,436	-	2,016	75	2,091
Less: direct cost of revenue	-	2,994	-	2,994	-	2,041	41	2,082
Gross Profit (Loss)	-	(574)	15	(558)	-	(25)	34	9
Operating Expenses
General & administrative	2,364	-	-	2,364	(2,108)	(27)	(443)	(2,578)
Depreciation	89	250	170	509	(15)	(349)	(170)	(534)
Income (Loss) from operations	(2,453)	(824)	(154)	(3,431)	(2,123)	(401)	(579)	(3,103)
Other Income (Expenses)
Interest expense	(503)	(108)	(439)	(1,050)	(57)	(170)	(711)	(938)
Loss on debt extinguishment	-	-	(108)	(108)	-	-	(873)	(873)
Warrant and options expense	(81)	-	-	(81)	(96)	-	-	(96)
Other & misc.	(2)	-	-	(2)	148	(22)	(150)	(24)
Total Other Income (Expense)	(586)	(108)	(547)	(1,241)	(5)	(192)	(1,734)	(1,931)
Net (Loss) Income from operations before income taxes	(3,056)	(932)	(684)	(4,672)	(2,128)	(593)	(2,313)	(5,034)
Income Taxes (Expense)/Credit	-	-	-	-	-	-	-	-
Net (Loss) before Non-Controlling Interest	(3,056)	(932)	(684)	(4,672)	(2,128)	(593)	(2,313)	(5,034)
Non-controlling interest	-	-	6	6	-	-	(16)	(16)
Net (Loss)	(3,056)	(932)	(678)	(4,666)	(2,128)	(593)	(2,329)	(5,050)
Preferred shareholder distributions	(1,643)	-	-	(1,643)	-	-	-	-
Net (Loss) attributed to Two Rivers Water & Farming Company Common Shareholders	$(4,699)	$(932)	$(678)	$(6,309)	$(2,128)	$(593)	$(2,329)	$(5,050)
Segment assets	$3,102	$8,616	$31,312	$43,030	$1,567	$12,804	$27,331	$41,702

Two Rivers Water & Farming Company

2014 Financials

NOTE 6 - EQUITY TRANSACTIONS

Common Stock

The Company has authorized 100,000,000 shares of common stock with a par value of $0.001.  The total issued common stock as of December 31, 2014, was 26,524,538 common shares.

During the year ended December 31, 2014 the Company had the following common stock transactions:

•

In May, the Company issued the following common stock:

o

30,000 shares to a prior employee under our stock plan; and

o

50,000 shares to a consultant for work performed in 2014.

•

In June, the Company issued the following common stock:

o

833,334 shares under our stock plan; and

o

142,500 shares to the independent members of the Board of Directors.

•

In July, the Company issued the following common stock:

o

237,440 shares as a conversion from F-2 Preferred Shares;

o

166,667 shares to an employee under an Restricted Stock Units grant; and

o

4,000 shares to a consultant.

•

In August, the Company issued 121,688 shares as a conversion from F-2 Preferred Shares.

•

In September, the Company issued 59,360 shares as a conversion from F-2 Preferred Shares.

During the year ended December 31, 2013 the Company had the following common stock transactions:

•

RSUs to employees:

o

2,850,000 Restricted Stock Units shares were voided, and

o

190,000 Restricted Stock Units shares were exercised.

•

764,348 common stock issued for services as follows:

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

•

Other common stock transactions consisting of 103,002 shares:

o

we returned 3,002 shares from a profit sharing plan that was no longer in effect to our authorized but unissued common stock, and

o

we retired 100,000 shares that we received from a settlement of a legal action.

Convertible Preferred Shares

The Company has authorized 4,000,000 shares of convertible preferred stock with a par value of $0.001.  As of December 31, 2014, no shares were issued and outstanding.  The previously outstanding convertible preferred stock was converted into TR Capital Partners LLC Preferred Membership Units.  As of December 31, 2013, 3,794,000 shares were issued and outstanding.

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

Two Rivers Water & Farming Company

2014 Financials

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

During the year ended December 31, 2013, the Company reissued 366,667 options under the 2005 Plan and pursuant to a prior written agreement with a financial consultant.  The options have a strike of $1.25/share and have fully vested.  In association with these options, the Company recognized stock based compensation expense of $274,000 for the year ended December 2013.  There we no options issued under the 2005 Plan for the year ended December 31, 2014.

A summary of the Two Rivers 2005 Option Plan (“2005 Plan”) is as follows:

	Shares	Weighted Average Exercise Price
Outstanding January 1, 2013	1,643,200	$1.25
Granted	366,667	1.25
Cancelled	(20,000)	3.00
Expired	-	-
Exercised	-	-
Outstanding December 31, 2013	1,989,867	1.25
Granted	-	-
Cancelled	-	-
Expired	-	-
Exercised	-	-
Outstanding December 31, 2014	1,989,867	$1.25
Options Exercisable, December 31, 2014	1,989,867	$1.25

Option Valuation Process

The fair value of each option award is estimated on the date of grant.  To calculate the fair value of options, the Company uses the Black-Scholes model employing the following variables:

	2014	2013
Expected stock price volatility	66%	72%
Risk-free interest rate	1.31%	1.41%
Expected option life (years)	3.63 – 4.58	2.8
Expected annual dividend yield	0%	0%

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

Options issued for services for the year ended December 31, 2014 and 2013, we valued at $173,000 and $258,000, respectively.

Two Rivers Water & Farming Company

2014 Financials

A summary of the Two Rivers 2011 Long-Term Stock Incentive Plan (“2011 Plan”) is as follows:

Shares
Outstanding January 1, 2013	6,329,282
Granted	410,000
Cancelled	(3,016,667)
Expired	-
Exercised	(600,000)
Outstanding December 31, 2013	3,122,615
Granted	559,834
Cancelled	-
Expired	-
Exercised	(1,226,501)
Outstanding December 31, 2014	2,455,948
Exercisable, December 31, 2014	2,455,948

The option expense from both the 2011 and 2005 Plans were $173,000 and $258,000 for the years ended December 31, 2014 and 2013, respectively.

Under the 2011 Plan, we have issued the following Restricted Stock Units (RSUs):

Grantee	Company Relationship	RSUs issued	Date of Grant	Vesting Date	Performance Requirement	Exercised to Date
John R. McKowen	Chairman/CEO	2,480,948	Oct-10	(1)	(2)	500,000
Wayne Harding	CFO	700,000	Oct-10	(1)	(2)	700,000
Jolee Henry	Prior Director	400,000	Oct-10	Jan-11	n/a	-
Employee		50,000	Oct-10	(1)	n/a	-
		3,630,948				1,200,000
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

The stock-based compensation expense from both the 2011 and 2005 Plans were $246,000 and a recapture of $25,000 in expense for the years ended December 31, 2014 and 2013, respectively.

Warrants

During the year ended December 31, 2014, investors in Two Rivers Farms F-1 (convertible notes and preferred shares), Two Rivers Farms F-2 (convertible notes and preferred shares), the Company’s preferred shares, ASF convertible notes, DFP preferred shares, Ellicott second mortgage, and the new cash investments of $6,000,000 were given the opportunity to convert into TR Capital Partners, LLC and were issued 15,079,408 warrants expiring January 31, 2019 with an exercise price of $2.10.

As of December 31, 2014, the Company has outstanding the following warrants to purchase common stock:

Two Rivers Water & Farming Company

2014 Financials

Grantee	Company Relationship	Shares	Date of Grant	Vesting Date	Expiration Date	Exercise Price
Boenning Scattergood	Financial Advisor	250,000	May-11	May-11	May-16	$2.00
Investor Group	Investors	300,000	Feb-12	Mar-12	(1)	$1.00
Wedbush Securities	Financial Advisor	200,000	Jun-12	Jun-12	Jun-17	$1.20
Dionisio Farms & Produce, Inc.	Investors in subsidiary	360,500	Dec-12	Dec-12	Dec-17	$3.00
Two Rivers Farms F-1	Prior creditor in F-1	12,500	Dec-12	Dec-12	Dec-17	$3.00
Two Rivers Farms F-2	Investors in subsidiary	233,500	Dec-12	Dec-12	Dec-17	$3.00
HCIC Note Holders	Creditors	1,367,000	Jun-13	Jun-13	Jun-18	$3.00
TR Capital Partners, LLC	Investors	15,079,408	2014	2014	Jan-19	$2.10
		17,802,908

(1)

These warrants are priced at the same price per share as the expected equity offering and expire one year after the completion of the expected equity offering.

(2)

The stock-based compensation expense from both the 2011 and 2005 Plans were $146,000 and $166,000 for the years ended December 31, 2014 and 2013, respectively.

For the years ended December 31, 2014 and 2013 warrant expense totaled $372,000 and $50,000, respectively.

TR Capital Preferred Membership Units

The 30,159,000 TR Capital Preferred Membership units issued during the year ended December 31, 2014 are convertible into 1 common stock share of the Company and one-half warrant to purchase a share of stock of the Company.  In accordance with ASC Topic 470-20, Debt (and other convertible instruments with beneficial convertible features (“BCF”), the Company determined that a BCF amounting to approximately $12,337,000 and a relative fair value attached to the warrants of approximately $3,641,000 were recorded for the year ended December 31, 2014.  On the accompanying balance sheet as of December 31, 2014, these amounts were recorded as retained earnings and as additional paid in capital, respectively, and are representative of preferred share dividends available to non-controlling interest holders in the entity.

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

The items accounting for the difference between income taxes computed at the federal statutory rate and the provision for income taxes consists of the following:

Effective tax rate
Federal statutory rate	34.00%
Effect of:
State taxes, net of federal benefit	3.06%
Permanent items	-11.10%
Return to Provision Adjustment	-6.05%
Valuation allowance	-19.91%
Effective income tax rate	0.00%

Two Rivers Water & Farming Company

2014 Financials

Book loss reconciliation to estimated taxable income is as follows (in thousands):

	2014	2013
Book loss	$(6,309)	$(5,050)
Tax adjustments:
Stock based Comp	247	(174)
Stock comp exercised	(167)	(83)
Capital Expenses	1,872	-
Entertainment	16	15
Warrant Expense	-	96
Political Contributions	2	-
Donations	-	4
Depreciation	(239)	274
Amortization	(98)	(43)
Estimate of taxable income	$(4,676)	$(4,961)

Income tax provision is summarized below (in thousands):

	2014	2013
Current expense (benefit)
Federal	$ -	$ -
State	-	-
Total current	-	-
Deferred expense (benefit)
Federal	(1,153)	(6,111)
State	(104)	(550)
Total deferred	(1,256)	(6,661)
Less: Valuation allowance	1,256	6,661
Total	$ -	$ -

We will recognize future accrued interest and penalties related to unrecognized tax benefits in income tax expense if incurred.  At December 31, 2014 we had no unrecognized tax benefits in income tax expense, and do not expect any in 2014.  Our income tax returns are no longer subject to Federal tax examinations by tax authorities for years before 2010 and state examinations for years before 2010.

The components of the deferred tax asset are as follows (in thousands):

Cumulative Calculations:	2014	2013
Current deferred tax asset:
Net operating loss carryforwards	$(12,674)	$(11,269)
Capital loss	(27)	(27)
Bargain purchase	644	643
Restricted Stock Units & stock option expense	(2,074)	(2,075)
Fixed Assets and Intangibles	174	35
Charitable Contributions	(5)	(5)
Bad Debt	-	(8)
Total cumulative deferred tax assets	(13,962)	(12,706)
Valuation allowance	13,962	12,706
Effective income tax asset	$ -	$ -

For the year ended December 31, 2014 and December 31, 2013 the deferred tax asset of $13,962,000 and $12,706,000, respectively, since management has determined the tax benefit cannot be reasonably assured of being

Two Rivers Water & Farming Company

2014 Financials

used in the near future.  The net operating loss carryforward, if not used, will expire in various years through 2031, and is severely restricted as per the Internal Revenue Code if there is a change in ownership.  The following is a summary of the combined net operating loss carryforward (in thousands):

	Federal	Colorado
12/31/13	$29,522	$24,590
12/31/14	$4,677	$4,548
Balance	$34,199	$29,138

NOTE 8 - COMMITMENTS AND CONTINGENCIES

Operating Leases

In January 2015, the Company entered into a new lease with the Colorado Center in Denver Colorado for the corporate headquarters.   The space is 1,775 square feet and monthly payments of $3,800, with minor escalations and common area maintenance charges. The lease terminates on June 30, 2018.

The amounts due at the base rate are as follows:

Period	Amount Due
2015	$ 38,000
2016	$ 45,700
2017	$ 46,600
2018	$ 47,500

The Company has entered into leases of farmland, which is as follows:

Expiration	County	Acres	Amount per year
2018	Pueblo	301	$187,000
2032	Pueblo	95	$14,000

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

Employment Agreements

Effective January 1, 2011, the Company entered into an employment agreement with John McKowen, as CEO.  The initial term of the contract was one year, which renews automatically for successive one-year terms unless and until either party delivers notice of termination within 30 days of the expiration of the then current term.

Two Rivers Water & Farming Company

2014 Financials

Effective January 1, 2011, the Company entered into an employment agreement with Wayne Harding, as CFO.  The initial term of the contract was one year, which renews automatically for successive one-year terms unless and until either party delivers notice of termination within 30 days of the expiration of the then current term.

Besides compensation levels, Mr. McKowen’s and Mr. Harding’s employment agreement terms are similar.  The Board determines annual incentive compensation at the Board’s sole discretion.  If there is a change of control, each is entitled to an accelerated option vesting.

Effective January 1, 2013, Mr. McKowen’s pay was increased to $250,000.

NOTE 9 – RELATED PARTY TRANSACTIONS

Pursuant to ASC 850 “Related Party Disclosure”, Management has evaluated related parties and all transactions associated with those and determined that no transactions exist which would require disclosure, except as disclosed below:

•

The seller of DFP assets is now an employee of the Company and is owed $590,000.

•

The Company’s Chief Executive Officer, Chief Financial Officer and two other employees of the Company serve as the only members of the Sunset Metropolitan District (Sunset).  Sunset is a quasi-governmental agency operating under Title 32 of the State of Colorado Constitution.  As of December 31, 2014, the Company has advanced $77,000 to Sunset.

NOTE 10 – SUBSEQUENT EVENTS

Pursuant to FASB ASC 855, Management has evaluated all events and transactions that occurred from December 31, 2014 through the date of issuance of these financial statements.  During this period, we did not have any significant subsequent events, except as disclosed below:

On January 15, 2015, we closed on $4,155,434 of funding for GrowCo Partners 1, LLC.  These funds will be used to develop and construct a 90,000 square foot greenhouse and a 15,000 warehouse, office, and processing facility.

Two Rivers Water & Farming Company

2014 Financials