Form 10-Q
period 2015-03-31
TWO RIVERS WATER & FARMING Co
filed 2015-05-12
CIK 1302946

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or

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

Yes |_| No |X|

As of May 11,2015 there were 25,655,371shares outstanding of the registrant's Common Stock.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Page
Financial Statements (Unaudited):
Condensed Consolidated Balance Sheets – March 31, 2015 and December 31, 2014	4
Condensed Consolidated Statements of Operations – Three months ended March 31, 2015 and 2014	5
Condensed Consolidated Statements of Cash Flows – Threemonths ended March 31, 2015 and 2014	6
Notes to Condensed Consolidated Financial Statements	7

TWO RIVERS WATER & FARMING COMPANY AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In Thousands)

	March 31, 2015	December 31, 2014
	(Unaudited)	Derived from Audit
ASSETS:
Current Assets:
Cash and cash equivalents	$ 1,104	$ 1,934
Accounts receivable, net	10	112
Farm product	511	21
Deposits and other current assets	150	61
Total Current Assets	1,775	2,128
Long Term Assets:
Property, equipment and software, net	2,244	2,194
Land	5,281	5,281
Water assets	31,282	31,312
Construction in progress	2,329	1,081
Intangible assets, net	948	957
Other long term assets	77	77
Total Long Term Assets	42,161	40,902
TOTAL ASSETS	$ 43,936	$ 43,030

LIABILITIES & STOCKHOLDERS' EQUITY:
Current Liabilities:
Accounts payable	$ 306	$ 166
Accrued liabilities	164	286
Current portion of notes payable	813	3,284
Preferred dividend payable	627	513
Total Current Liabilities	1,910	4,249
Notes Payable, net of current portion	11,121	10,086
Total Liabilities	13,031	14,335
Commitments & Contingencies (Note 3)
Stockholders' Equity:
Common stock, $0.001 par value, 100,000,000 shares authorized, 26,655,371 and 26,524,538 shares issued and outstanding at Mar 31, 2015 and Dec 31, 2014, respectively	27	27
Additional paid-in capital	73,217	73,217
Accumulated (deficit)	(68,737)	(67,360)
Total Two Rivers Water Company Shareholders' Equity	4,507	5,884
Noncontrolling interest in subsidiary	26,398	22,811
Total Stockholders' Equity	30,905	28,695
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$ 43,936	$ 43,030

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

TWO RIVERS WATER & FARMING COMPANY AND SUBSIDIARIES

Condensed Consolidated Statements of Operations(In Thousands, except Per Share Data)

(Unaudited)

	For the three months ended March 31,
	2015	2014
Revenue
Farm	$ -	$ -
Water	-	-
Other	-	5
Total Revenue	-	5
Direct cost of revenue	-	-
Gross profit (loss)	-	5
Operating expenses:
General and administrative	362	838
Depreciation & amortization	128	125
Total operating expenses	490	963
(Loss) from operations	(490)	(958)
Other income (expense)
Interest expense	(216)	(335)
Warrant and options expense	(47)	-
Other income (expense)	3	11
Total other income (expense)	(260)	(324)
Net (Loss) from operations before taxes	(750)	(1,282)
Income tax (provision) benefit	-	-
Net (Loss) before Non-Controlling Interest	(750)	(1,282)
Net loss (income) attributable to the noncontrolling interest	-	-
Net (Loss)	(750)	(1,282)
Preferred shareholder distributions	(627)	(470)
Net (Loss) attributable to Two Rivers Water & Farming Company Common Shareholders	$ (1,377)	$ (1,752)

(Loss) Per Share - Basic and Dilutive:	$ (0.05)	$ (0.07)
Weighted Average Shares Outstanding:
Basic and Dilutive	26,590	24,880

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

TWO RIVERS WATER & FARMING COMPANY AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (In Thousands)

(Unaudited)

	For the three months ended March 31,
	2015	2014
Cash Flows from Operating Activities:
Net (Loss)	$ (1,377)	$ (1,752)
Adjustments to reconcile net income or (loss) to net cash (used in) operating activities:
Depreciation and amortization	128	125
Accretion of debt discount	53	47
Warrant expense	47	-
Gain on disposal of assets	-	(3)
Impairment of CIP	-	34
Stock and options for services	-	64
Net change in operating assets and liabilities:
Decrease in accounts receivable	102	44
(Increase) in farm product	(490)	(292)
(Increase) in deposits, prepaid expenses and other assets	(88)	(16)
Increase in accounts payable	141	50
Increase in distribution payable to preferred shareholders	627	470
Increase (decrease) in accrued liabilities and other	(13)	29
Net Cash (Used in) Operating Activities	(870)	(1,200)

Cash Flows from Investing Activities:
Purchase of property and equipment	(149)	(42)
Construction in progress	(1,248)	-
Net Cash (Used in) Investing Activities	(1,397)	(42)

Cash Flows from Financing Activities:
Offering costs	(193)	-
GrowCo Partners 1, LLC preferred membership offering	1,249	-
Payment on notes payable	(183)	(343)
Proceeds from sale of convertible preferred shares	-	1,700
Proceeds from long-term debt	564	-
Net Cash Provided by Financing Activities	1,437	1,357
Net (Decrease) in Cash & Cash Equivalents	(830)	115
Beginning Cash & Cash Equivalents	1,934	2,069
Ending Cash & Cash Equivalents	$ 1,104	$ 2,184

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$ 156	$ 202
Equipment purchases financed	$ 64	$ -
Non-cash payment of preferred distribution	$ 499	$ -
Non-cash conversion of debt to GrowCo Partners 1 membership units	$ 1,840	$ -

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

TWO RIVERS WATER & FARMING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2015 and March 31, 2014

(Unaudited)

NOTE 1 – ORGANIZATION AND BUSINESS

The following is a summary of some of the information contained in this document.  Unless the context requires otherwise, references in this document to “Two Rivers,” or the “Company” is to Two Rivers Water & Farming Company and its subsidiaries.

Corporate Evolution

On January 29, 2014, the board of directors approved a plan to reorganize our subsidiaries in a more integrated manner based on functional operations.  We formed a new company, TR Capital Partners, LLC or TR Capital, which issued all of its common units to Two Rivers Water & Farming Company.  Two Rivers then initiated the transactions whereby our direct and indirect subsidiaries entered into a series of related transactions as the result of which assets and operations of subsidiaries transferred to TR Capital.  As a result of those transactions, TR Capital operates all of the operations formerly conducted by those subsidiaries, and we classify TR Capital as Two Rivers Water & Farming Company.  Two Rivers has divided its operations into our traditional lines of business of farming and water and into our cannabis-focus business under GrowCo, Inc.  The following chart shows our current corporate organization:

Overview

In 2009, we began acquiring and developing irrigated farmland and associated water rights and infrastructure.  As of March 31, 2015, we own 7,538 gross acres. We will seek to expand our holdings by strategically acquiring or leasing irrigable farmland in the Arkansas River Basin.  We intend to develop and bring into production more of our currently held gross acres as we acquire additional water rights.  We also expect to increase the variety of crops we produce as we continue to expand.

In May 2014, we formed GrowCo, Inc., a wholly owned subsidiary of Two Rivers through the issuance of 20,000,000 shares of common stock.  On August 1, 2014 we announced that we were placing 10,000,000 GrowCo shares in a trust to be distributed to Two Rivers’ common shareholders based on four record dates (January 1, 2015; April 1, 2015; July 1, 2015, and October 1, 2015) after an effective registration statement is filed for GrowCo.  Each record date will distribute 2,500,000 GrowCo common shares on a prorata basis of shares owned of Two Rivers’ common shares.

Under GrowCo, a separate Colorado limited liability company will own each greenhouse project.  On January 20, 2015 we announced that we completed the funding  ($4.4 million) for the first greenhouse project consisting of a 91,000 square foot greenhouse and 15,000 square foot processing and warehouse facility on 40 acres of land.  The greenhouse and facility has been pre-leased.  This funding and project is referred to GrowCo Partners 1, LLC (GCP 1).  We expect this greenhouse to be completed and occupied by June 2015.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Two Rivers, along with its farming, water and greenhouse operations.  All significant inter-company balances and transactions have been eliminated in consolidation.

Non-controlling Interest

Non-controlling interest is recorded for the ownership of subsidiaries not owned by the Company which includes TR Capital, the Huerfano Cucharas Irrigation Company (HCIC), Two Rivers Farms F-1, Inc. (F-1), Two Rivers Farms F-2, Inc. (F-2), Dionisio Farms and Produce, Inc. (DFP), and GCP1.  Below is the detail of non-controlling interest shown on the balance sheet.

	Year ended December 31,
Entity	March 31,2015	31-Dec-14
TR Capital	$ 21,239,000	$ 20,740,000
HCIC	1,369,000	1,369,000
F-1	28,000	28,000
F-2	222,000	222,000
DFP	452,000	452,000
GCP 1	3,088,000	-
Totals	$ 26,398,000	$ 22,811,000

During the year ended December 31, 2014, investors in Two Rivers Farms F-1 (F-1), Two Rivers Farms F-2 (F-2), the Company’s preferred shares, ASF convertible notes, DFP preferred shares, Ellicott second mortgage, and the new cash investments of $6,000,000 were given the opportunity to convert into TR Capital Partners, LLC and were issued 30,192,000 TR Capital Preferred Membership units, with a NCI value of $20,740,000.

During the three months ended March 31, 2015, preferred members in TR Capital were granted a non-cash distribution of the Company’s GrowCo Partners 1, LLC preferred membership units of $499,000.  The Company issued GrowCo Partners 1, LLC preferred membership units to outside investors of $3,088,000.

The 30,192,000 TR Capital Preferred Membership units issued during the year ended December 31, 2014 are convertible into one common stock share of the Company and one-half warrant to purchase a share of stock of the Company.  In accordance with ASC Topic 470-20, Debt (and other convertible instruments with beneficial convertible features (“BCF”), the Company determined that a BCF amounting to approximately $12,337,000 and a relative fair value attached to the warrants of approximately $3,641,000 were recorded for the year ended December 31, 2014.  On the accompanying balance sheets as of December 31, 2014, these amounts were recorded as retained earnings and as additional paid in capital, respectively, and are representative of preferred share dividends available to non-controlling interest holders in the entity.

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

Farm product

Farm product represents expenses directly attributed to the planting and cultivation of the crops.  Upon harvesting, the farm product is reduced in proportion of the revenue generated.  The reduction of the farm product is recognized as direct cost of revenue.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation.  Depreciation is computed principally on the straight-line method over the estimated useful life of each type of asset, which ranges from three to twenty seven and a half years.  Maintenance and repairs are charged to expense as incurred; improvements and betterments are capitalized.  Upon retirement or disposition, the related costs and accumulated depreciation are removed from the accounts, and any resulting gains or losses are credited or charged to income.

Below is a summary of premises and equipment:

Asset Type	Life in Years	March 31, 2015	December 31, 2014
Office equipment, furniture	5 – 7	$11,000	$11,000
Computers	3	44,000	42,000
Vehicles	5	45,000	45,000
Farm equipment	7 - 10	1,802,000	1,683,000
Irrigation system	10	995,000	989,000
Buildings	27.5	390,000	390,000
Website	3	7,000	7,000
Subtotal		3,294,000	3,167,000
Less: Accumulated depreciation		(1,050,000)	(973,000)
Net book value		$2,244,000	$2,194,000

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

The dilutive effect of the outstanding 2,455,948 RSUs, 2,014,867 options, and 17,802,908 warrants at March 31, 2015, has not been included in the determination of diluted earnings per share since, under ASC 260 they would anti-dilutive.

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

The Company elected to adopt early FASB ASU 2015-03, Interest – Imputation of Interest (Subtopic 835-30), Simplifying the Presentation of Debt Issuance Costs, whereby debt issuance costs are recorded as a deduction from the carrying value of liability, and not recorded as an asset.  The debt issuance costs are amortized using the effective interest method.

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

GrowCo, GCP1 GreenhouseConstruction in Progress

The Company has commenced the construction of its first greenhouse (91,000 square feet) and related warehouse facilities (15,000 square feet).  In addition the Company is in the process of rehabilitating various outlet gates, pipes and water gates.  These costs are capitalized, and not amortized or depreciated until the dam construction is completed in accordance with ASC 360 and 835.

Construction costs are as follows:

	Three Months ended	Year ended
	March 31, 2015	December 31, 2014
Beginning balance	$ 1,081,000	$ 34,000
Additions	1,248,000	1,391,000
Finished-Transferred	-	(344,000)
Ending Balance	$ 2,329,000	$ 1,081,000

The Company estimates an additional expenditure of $850,000 is required for the completion of the GCP1 greenhouse.

NOTE 4 – NOTES PAYABLE

Below is a summary of the Company’s consolidatedlong term debt:

	March 31, 2015		Dec 31, 2014
Note	Principal Balance	Accrued Interest	Principal Balance	Interest rate	Security
HCIC seller carry back	$7,517,000	$-	$7,572,000	6%	Shares in the Mutual Ditch Company
Orlando seller carry back	188,000	46,000	188,000	7%	188 acres of land
Series B convertible debt	25,000	5,000	25,000	6%	F-2 assets
CWCB	1,055,000	3,000	1,104,000	2.5%	Certain Orlando and Farmland assets
FirstOak Bank - Dionisio Farm	800,000	12,000	800,000	(1)	Dionisio farmland and 146.4 shares of Bessemer Irrigating Ditch Company Stock, well permits
FirstOak Bank - Dionisio Farm	167,000	3,000	167,000	(2)	Dionisio farmland and 9 shares of Bessemer Irrigating Ditch Company Stock, well permits, water leases
Seller Carry Back - Dionisio	590,000	4,000	590,000	6.0%	Unsecured
FirstOak Bank - Mater	160,000	2,000	165,000	(1)	Secured by Mater assets purchased
Seller Carry Back - Mater	25,000	-	25,000	6.0%	Land from Mater purchase
McFinney Agri-Finance	636,000	-	638,000	6.8%	2,579 acres of pasture land in Ellicott Colorado
GrowCo, Inc.	500,000	2,000	-	22.5%	Various land and water assets
Kirby Group	93,000	-	110,000	6.0%	Unsecured
Equipment loans	506,000	8,000	466,000	5 - 8%	Specific equipment
Total	12,262,000	$85,000	13,720,000
Less: HCIC discount	(298,000)		(350,000)
Less: GrowCo discount	(30,000)		-
Less: Current portion	(813,000)		(3,284,000)
Long term portion	$11,121,000		$10,086,000

Notes:

(1)

Prime +1.0%, but not less than 6.0%

(2)

Prime + 1.5%, but not less than 6.0%

The Company elected to adopt early FASB ASU 2015-03, whereby debt issuance costs are recorded as a deduction from the carrying value of liability, and not recorded as an asset.  The debt issuance costs are amortized using the effective interest method.  As of March 31, 2015 and December 31, 2014, the total debt discount was $328,000 and $350,000, respectively.

NOTE 5 – INFORMATION ON BUSINESS SEGMENTS

We organize our business segments based on the nature of the products and services offered.  We focus on farming, greenhouse operations (GrowCo) and water with Two Rivers Water & Farming Company as the Parent company.  Therefore, we report our segments by these lines of businesses: Farms, GrowCo and Water.  Farms contain all of our Farming Business (Farms, F-1, F-2, Dionisio).  GrowCo contains our development and leasing of greenhouses to cannabis growers.  Water contains our Water Business (HCIC and Orlando).  Our Parent category is not a separate reportable operating segment.  Segment allocations may differ from those on the face of the income statement.

In the following tables of financial data, the total of the operating results of these business segments is reconciled, as appropriate, to the corresponding consolidated amount.  There are some corporate expenses that were not allocated to the business segments, and these expenses are contained in the “Total Operating Expenses” under Parent.

Operating results for each of the segments of the Company are as follows (in thousands):

	For the three months ended March 31, 2015					For the three months ended March 31, 2014
	Parent	Farms	GrowCo	Water	Total	Parent	Farms	Water	Total
Revenue	$-	$-	$-	$-	$-	$-	$2	$3	$5
Less: direct cost of revenue	-	-	-	-	-	-	-	-	-
Gross Profit (Loss)	-	-	-	-	-	-	2	3	5
Expenses
Total operating expenses	364	94	-	32	490	860	118	66	1,044
Total other expense	48	44	15	153	260	300	8	15	323
Total Expenses	412	138	15	185	750	1,160	126	81	1,367
Net (Loss) Income from operations before income taxes	(412)	(138)	(15)	(185)	(750)	(1,160)	(124)	(78)	(1,362)
Income Taxes (Expense)/Credit	-	-	-	-	-	-	-	-	-
Net (Loss) before Non-Controlling Interest	(412)	(138)	(15)	(185)	(750)	(1,160)	(124)	(78)	(1,362)
Non-controlling interest	-	-	-	-	-	-	-	-	-
Net (Loss)	(412)	(138)	(15)	(185)	(750)	(1,160)	(124)	(78)	(1,362)
Preferred shareholder distributions	(499)	(49)	(79)	-	(627)	(390)	-	-	(390)
Net (Loss) attributed to Two Rivers Water & Farming Company Common Shareholders	$(911)	$(187)	$(94)	$(185)	$(1,377)	$(1,550)	$(124)	$(78)	$(1,752)
Segment assets	$569	$9,040	$3,038	$31,289	$43,936	$1,763	$12,981	$27,332	$42,076

NOTE 7– EQUITY TRANSACTIONS

Common Stock

The Company has authorized 100,000,000 shares of common stock with a par value of $0.001.  The total issued common stock as of March 31, 2015, was 26,655,371 common shares.

During the three months ended March 31, 2015 the Company issued 130,833 shares to the independent members of the Board of Directors for services performed in 2014.

During the three months ended March 31, 2014, the Company had no common stock transactions.

NOTE 8 – SUBSEQUENT EVENTS

Pursuant to ASC 855, management has evaluated all events and transactions that occurred from March 31, 2015 through the date of issuance of these financial statements.  During this period, we had the following significant subsequent events:

On April 15, 2015, GrowCo closed on $1,225,000(the first round) of its 2020 Secured Debt offering.  There was $565,000 subsequently closedon the offering through the date of issuance, representing a total of $1,790,000.  In conjunction with this offering, 1,790,000 warrants to purchase common stock in GrowCo at a $1 per share were also issued.

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

In 2015 we have planted, or plan to plant, a total of 731 acres with no acres being preventative planted.

In 2014 we farmed a total of 799 gross acres, of which 679 gross acres were planted and 120 acres were the subject of federal crop insurance payments attributable to drought conditions. We intend to develop and bring into production more of our currently held gross acres as we acquire additional water rights.  Our crop production consisted of cabbage, pumpkins and squash grown for human consumption, as well as feed crops, such as alfalfa, corn, oats and sorghum, planted as part of our crop rotation practice.

In 2014 we initiated a corporate restructuring pursuant to which are organizing substantially all of our operations under the control of TR Capital Partners, LLC, or TR Capital.  This restructuring better reflects our emphasis on acquiring and operating irrigated farming and water distribution activities under our integrated business model.  TR Capital issued all of its common units to the Parent Company and, as of March 20, 2015, had issued a total of 30,191,914 preferred units in exchange for aggregate consideration consisting of $6.0 million in cash and $18.9 million of outstanding equity securities of certain of our subsidiaries.

Results of Operations

Our Consolidated Operations

For the Three Months Ended March 31, 2015, Compared to the Three Months Ended March 31, 2014

Due to the nature of our farming business for the three months ended March 31, 2015 and March 31, 2014, we recognized no revenues and for the three months ended March 31, 2014,$5,000 from othersources.

Operating expenses from continuing operations during the three months ended March 31, 2015 and 2014 were $490,000 and $963,000, respectively. The decrease of$473,000 was primarily due toincreasing the amount of farming inputs that we capitalized to farm product and management’s cost containment efforts.   Therefore, for operations, during the three months ended March 31, 2015 and 2014, we recognized a net loss of $490,000 and $958,000, respectively.

Net loss attributed to Two Rivers for the three months ended March 31, 2015 was $1,377,000, compared to a loss of $1,752,000 for the three months ended March 31,2014. The decrease of $375,000 is due primarily to the reasons stated above, offset in part by declared dividends and distributions to Dionisio Farms & Produce, Inc.and TR Capital Partners, LLC, or TR Capital.

Liquidity and Capital Resources

We have funded our operations primarily from the following sources:

•

Equity proceeds through private placements of Two Rivers Water & Farming Company and subsidiaries securities;

•

Revenue generated from operations;

•

Loans and lines of credit;

As of March 31, 2015, we had no available line or letters of credit and do not intend to seek any such financing in the foreseeable future.

Cash flow from operations has not historically been sufficient to sustain our operations without the above additional sources of capital.  As of March 31, 2015, wehad cash and cash equivalents of $1,104,000. Cash flow consumed by our operating activities totaled $870,000 for the three months ended March 31, 2015,compared to operating activities consuming $1,200,000 for the three months ended March 31, 2014. The decrease in the cash consumed by our operating activities islargely due to the reduction of our loss from operations.

As of March 31, 2015, we had $1,775,000 in current assets and $1,910,000 in current liabilities. We expect GrowCo debt offering will receive an additional $1,210,000 before May 31, 2015 and $2,000,000 by June 30, 2015.

Cash used in investing activities was $1,397,000 for the three months ended March 31, 2015 compared to $42,000 for the three months ended March 31, 2014. During the three months ended March 31, 2015, we purchased $149,000 in farming equipment and continued on our construction of our first greenhouse spending $1,248,000.

Cash flows generated by our financing activities for the three months ended March 31, 2015 was $1,437,000 compared to $1,357,000 for the three months endedMarch 31, 2014. During the three months ended March 31, 2015, we complete our GrowCo Partners 1, LLC offering, closed on $500,000 of GrowCo debt, borrowed $64,000 for farm equipment purchased offset by cost of the offerings of $193,000 and principal reductions of $183,000.

We currently expect that our cash expenditures will increase for the foreseeable future, as we seek to further expand our farmland business and to initiate operations of GrowCo.  As a result, our existing cash and cash equivalents and other working capital may not be sufficient to meet all of the projected cash needs contemplated by our business strategies for the remainder of 2015 and for 2016.  To the extent our cash and cash equivalents and other working capital are insufficient to fund our planned activities, we may need to either slow our growth initiatives or raise additional funds through public or private equity or debt financings.  We also may need to raise additional funds in the event we determine in the future to effect one or more acquisitions of businesses, technologies and products.  If additional funding is required, we cannot assure that we will be able to affect an equity or debt financing on terms acceptable to us or at all.

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

Capitalization of Certain Interest Expenses

As part of our GrowCo development operations, which began in July 2014, the Companybegan to incur large construction costs, which are capitalized.  The related interest expenses incurred related to these expenditures can be capitalized as well per ASC 720-15.  This guidance states that interest should be capitalized in relation to the following assets: (i) assets that are constructed or otherwise produced for an entity’s own use, (ii) assets intended for sale or lease that are constructed or otherwise produced as discrete projects, and (iii) investments accounted for by the equity method while the investee has activities in progress necessary to commence its planned principal operations.  As the GrowCo assets classify under the second point, the Company began the process of calculating interest costs to be capitalized each quarter.  Interest capitalization begins when the expenditures begin and interest is being incurred.  Management independently determines the start point for each individual project when it commences.  At the end of each quarter, management will then take the average accumulated expenditures for each project, multiplied by the interest rate on the associated debt (or the weighted average rate on all debt if no debt is specifically associated) to arrive at a capitalized interest amount.  This amount will be booked as an adjustment to interest expense each quarter.  Once the construction process ends and the asset is deemed ready for use, capitalization of interest will cease.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to the impact of interest rate changes and change in the market values of our real estate properties and water assets.  Because we had no market risk sensitive instruments outstanding as of March 31, 2015, it was determined that there was no material market risk exposure to our consolidated financial position, results of operations, or cash flows as of such date.  We do not enter into derivatives or other financial instruments for trading or speculative purposes.

ITEM 4.  CONTROLS AND PROCEDURES

Management’s Evaluation of Disclosures Controls and Procedures

Our management, comprised of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2015.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives as described above.  Based on this evaluation, our management concluded that as of March 31, 2015, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Our internal control system was designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements.  All internal control systems, no matter how well designed, have inherent limitations, which may not prevent or detect misstatements.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.  Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.  Based on this assessment, management concluded that, as of March 31, 2015, our internal control over financial reporting was effective based on those criteria.

Changes in Internal Control over Financial Reporting

Sincethe year ending December 31, 2014 we have had no changes in our internal controls over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1A.  RISK FACTORS

The risks described in Item 1A. Risk Factors, in our Annual Report on Form 10-K for the year ended December  31, 2014, could materially and adversely affect our business, financial condition and results of operations.  Those risk factors do not identify all risks that we face, and operations could also be affected by factors that are not presently known to us or that we currently consider to be immaterial to our operations.

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

TWO RIVERS WATER & FARMING COMPANY
Date: May 12, 2015	By:	/s/ Wayne Harding
Wayne Harding
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Principal Financial Officer pursuant to the Section 302 of the Sarbanes-Oxley Act
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act