Form 10-Q
period 2015-06-30
TWO RIVERS WATER & FARMING Co
filed 2015-08-14
CIK 1302946

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

or

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

Yes |_| No |X|

As of August 12,2015 there were 26,655,371 shares outstanding of the registrant's Common Stock.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Page
Financial Statements (Unaudited):
Condensed Consolidated Balance Sheets – June 30, 2015 and December 31, 2014	4
Condensed Consolidated Statements of Operations – Six months and three months ended June 30, 2015 and 2014	5
Condensed Consolidated Statements of Cash Flows – Six months ended June 30, 2015 and 2014	6
Notes to Condensed Consolidated Financial Statements	7

TWO RIVERS WATER & FARMING COMPANY AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In Thousands)

	June 30, 2015 (Unaudited)	December 31, 2014 Derived from Audit
ASSETS:
Current Assets:
Cash and cash equivalents	$ 1,260	$ 1,934
Accounts receivable, net	32	112
Farm product	1,219	21
Deposits and other current assets	147	61
Total Current Assets	2,658	2,128
Long Term Assets:
Property, equipment and software, net	2,159	2,194
Land	5,149	5,281
Water assets	31,493	31,312
Construction in progress	4,020	1,081
Intangible assets, net	937	957
Other long term assets	77	77
Total Long Term Assets	43,835	40,902
TOTAL ASSETS	$ 46,493	$ 43,030

LIABILITIES & STOCKHOLDERS' EQUITY:
Current Liabilities:
Accounts payable	$ 468	$ 166
Accrued liabilities	283	286
Current portion of notes payable	7,216	3,284
Preferred dividend payable	701	513
Total Current Liabilities	8,668	4,249
Notes Payable, net of current portion	7,743	10,086
Total Liabilities	16,411	14,335
Commitments & Contingencies (Note 3)
Stockholders' Equity:
Common stock, $0.001 par value, 100,000,000 shares authorized, 26,655,371 and 26,524,538 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	27	27
Additional paid-in capital	73,044	73,217
Accumulated (deficit)	(69,915)	(67,360)
Two Rivers Water & Farming Company Shareholders' Equity	3,156	5,884
Noncontrolling interest in subsidiary	26,926	22,811
Total Stockholders' Equity	30,082	28,695
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$ 46,493	$ 43,030

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

TWO RIVERS WATER & FARMING COMPANY AND SUBSIDIARIES

Condensed Consolidated Statements of Operations  (In Thousands, except Per Share Data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenue
Farm revenue	$ 22	$ -	$ 22	$ -
Member assessments	3	10	3	15
Pasture lease and other	17	-	17	-
Total Revenue	42	10	42	15
Direct cost of revenue	(21)	-	(21)	-
Gross Margin	21	10	21	15
Operating Expenses:
General and administrative	373	1,005	735	1,843
Depreciation and amortization	142	124	270	249
Total operating expenses	515	1,129	1,005	2,092
Loss from Operations	(494)	(1119)	(984)	(2077)
Other Income (Expense)
Interest expense	(371)	(308)	(587)	(643)
Warrant expense	(8)	-	(55)	-
Gain on disposal of assets	101	-	101	-
Other income (expense)	15	(71)	17	(60)
Total other income (expense)	(263)	(379)	(524)	(703)
Net Loss from Continuing Operations before Taxes	(757)	(1,498)	(1,508)	(2,780)
Income tax (provision) benefit	-	-	-	-
Net Loss before Preferred Dividends and Non-Controlling Interest	(757)	(1498)	(1508)	(2780)
Preferred distributions	(419)	(177)	(1046)	(647)
Net loss (income) attributable to the non-controlling interest	(2)	(5)	(2)	(5)
Net Loss Attributable to Common Shareholders	($1,178)	($1,680)	($2,556)	($3,432)
Loss Per Common Share - Basic and Dilutive:	($0.04)	($0.07)	($0.10)	($0.14)
Weighted Average Shares Outstanding:
Basic and dilutive	26,655	25,407	26,590	25,144

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

TWO RIVERS WATER & FARMING COMPANY AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (In Thousands)

(Unaudited)

	Six Months Ended June 30,
	2015	2014
Cash Flows from Operating Activities:
Net loss	$ (2,556)	$ (3,432)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	270	253
Accretion of debt discount	118	95
Stock-based compensation and warrant expense	55	296
Non-cash interest expense	45	-
Non-cash preferred distribution accrual	1,046	-
Stock and options for services	-	210
(Gain) loss on sale of investments and assets held	(101)	72
Impairment of asset	-	34
Net change in operating assets and liabilities:
Decrease in advances & accounts receivable	80	50
Increase in farm product	(1,198)	(879)
Increase in deposits, prepaid expenses and other assets	(85)	(2)
Increase (decrease) in accounts payable	303	161
Increase (decrease) in accrued liabilities and other	(4)	204
Net Cash Used in Operating Activities	(2,027)	(2,938)
Cash Flows from Investing Activities:
Purchase of property, equipment and software	(149)	(206)
Purchase of land, water shares, infrastructure	(181)	(300)
Construction in progress	(2,939)	-
Other	-	(7)
Net Cash Used in Investing Activities	(3,269)	(513)
Cash Flows from Financing Activities:
Proceeds from sale of preferred units of TR Capital Partners, LLC	1,249	3,400
Proceeds from GrowCo debt offering	3,785	-
Proceeds from issuance of long-term debt	64	275
Payment of offering costs	(255)	-
Payments on notes payable	(221)	(425)
Net Cash Provided by Financing Activities	4,622	3,250
Net Increase in Cash & Cash Equivalents	(674)	(201)
Beginning Cash & Cash Equivalents	1,934	2,069
Ending Cash & Cash Equivalents	$ 1,260	$ 1,868

Supplemental Disclosure of Cash Flow Information
Cash paid for interest, net of capitalized interest	$ 399	$ 314
Non-cash conversion of debt to GrowCo Partners 1 membership units	$ 1,840	$ -
Non-cash payment of preferred distributions	$ 998	$ -
Equipment purchases financed	$ 64	$ -

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

TWO RIVERS WATER & FARMING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2015 and June 30, 2014

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

Overview

In 2009, we began acquiring and developing irrigated farmland and associated water rights and infrastructure.  As of June 30, 2015, we own 7,350 gross acres. We will seek to expand our holdings by strategically acquiring or leasing irrigable farmland in the Arkansas River Basin.  We intend to develop and bring into production more of our currently held gross acres as we acquire additional water rights.  We also expect to increase the variety of crops we produce as we continue to expand.

In May 2014, we formed GrowCo, Inc., a wholly owned subsidiary of Two Rivers through the issuance of 20,000,000 shares of common stock.  On August 1, 2014 we announced that we were placing 10,000,000 GrowCo shares in a trust to be distributed to Two Rivers’ common shareholders based on four record dates (January 1, 2015; April 1, 2015; July 1, 2015, and October 1, 2015) after an effective registration statement is filed for GrowCo for these specific dividend shares.  On each record date we will compute the amount of GrowCo common shares to distribute base 2,500,000 GrowCo common shares on a prorata basis of shares owned of Two Rivers’ common shares.

Under GrowCo, a separate Colorado limited liability company will own each greenhouse project.  On January 20, 2015 we announced that we completed the funding ($4.4 million) for the first greenhouse project consisting of a 91,000 square foot greenhouse and 15,000 square foot processing and warehouse facility on 40 acres of land.  The greenhouse and facility has been pre-leased.  This funding and project is referred to GrowCo Partners 1, LLC (GCP 1).  We expect this greenhouse to be completed and occupied by September 2015.

On July 20, 2015, we announced and filed a Form D with the United States Securities and Exchange Commission, for the completion of a $4 million GrowCo debt offering, which proceeds will be used to build the second greenhouse and provide working capital.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Two Rivers along with its farming, water and greenhouse operations. All significant inter-company balances and transactions have been eliminated in consolidation.

Non-controlling Interest

Non-controlling interest is recorded for the ownership of subsidiaries not owned by the Company, which includes TR Capital, the Huerfano Cucharas Irrigation Company (HCIC), Two Rivers Farms F-1, Inc. (F-1), Two Rivers Farms F-2, Inc. (F-2), Dionisio Farms and Produce, Inc. (DFP), and GCP1. Below is the detail of non-controlling interest shown on the balance sheet.

Entity
	June 30, 2015	December 31, 2014
TR Capital	$21,765,000	$ 20,740,000
HCIC	1,371,000	1,369,000
F-1	28,000	28,000
F-2	222,000	222,000
DFP	452,000	452,000
GCP 1	3,088,000	-
Totals	$26,926,000	$22,811,000

During the year ended December 31, 2014, investors in F-1, F-2, the Company’s preferred shares, ASF convertible notes, DFP preferred shares, Ellicott second mortgage, and the new cash investments of $6,000,000 were given the opportunity to convert into TR Capital Partners, LLC and were issued 30,192,000 TR Capital Preferred Membership units, with a NCI value of $20,740,000.

During the three months ended March 31, 2015, preferred members in TR Capital were granted a non-cash distribution of the Company’s GrowCo Partners 1, LLC preferred membership units of $499,000.  The Company issued GrowCo Partners 1, LLC preferred membership units to outside investors of $3,088,000.

During the three months ended June 30, 2015, preferred members in TR Capital were granted a non-cash distribution of the Company’s GrowCo Partners 1, LLC preferred membership units of $499,000.  The Company issued GrowCo Partners 1, LLC preferred membership units to outside investors of $3,088,000.

The 30,192,000 TR Capital Preferred Membership units issued during the year ended December 31, 2014 are convertible into one common stock share of the Company and one-half warrant to purchase a share of stock of the Company at $2.10 per share.  In accordance with ASC Topic 470-20, Debt (and other convertible instruments with beneficial convertible features (“BCF”), the Company determined that a BCF amounting to approximately $12,337,000 and a relative fair value attached to the warrants of approximately $3,641,000 were recorded for the year ended December 31, 2014.  On the accompanying balance sheets as of December 31, 2014, these amounts were recorded as retained earnings and as additional paid in capital, respectively, and are representative of preferred share dividends available to non-controlling interest holders in the entity.

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

Below is a summary of premises and equipment:

Asset Type	Life in Years	June 30, 2015	December 31, 2014
Office equipment, furniture	5 – 7	$ 11,000	$ 11,000
Computers	3	46,000	42,000
Vehicles	5	45,000	45,000
Farm equipment	7 - 10	1,807,000	1,683,000
Irrigation system	10	995,000	989,000
Buildings	27.5	393,000	390,000
Website	3	7,000	7,000
Subtotal		3,304,000	3,167,000
Less: Accumulated depreciation		(1,145,000)	(973,000)
Net book value		$ 2,159,000	$ 2,194,000

Capitalization of interest costs and certain labor expenses

Holders of GrowCo Partners 1, LLC preferred membership units receive a 12% per annum preferential return on their investment.  In accordance with ASC 835-20 Interest – Capitalization of Interest, through June 30, 2015 we have capitalized $220,000 representing the 12% preferential return as a cost of the GCP1 greenhouse construction.

Additionally, $937,000 of the $3,785,000 GrowCo Note funds were used for water right purchases and the down payment for the second greenhouse.  Therefore, $20,000 in interest costs were capitalized to construction in progress during the three months ended June 30, 2015.

Further, we have capitalized $16,000 in internal labor costs to the cost of construction of our first greenhouse.  Once the greenhouse receives a certificate of occupancy, expected in September 2015, the capitalization of these costs will terminate.

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

The dilutive effect of the outstanding 2,455,948 RSUs, 2,014,867 options, and 17,802,908 warrants at June 30, 2015, has not been included in the determination of diluted earnings per share since, under ASC 260 they would be anti-dilutive.

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps: identify the contract(s) with a customer; identify the performance obligations in the contract; determine the transaction price; allocate the transaction price to the performance obligations in the contract; and recognize revenue when (or as) the entity satisfies a performance obligation. ASU 2014-09 supersedes the revenue recognition requirements in Accounting Standards Codification Topic No. 605, Revenue Recognition, most industry-specific guidance throughout the industry topics of the accounting standards codification, and some cost guidance related to construction-type and production-type contracts. ASU 2014-09 is effective for public entities for annual periods and interim periods within those annual periods beginning after December 15, 2017. Early adoption is not permitted. Companies may use either a full retrospective or a modified retrospective approach to adopt ASU 2014-09. Management has determined that this pronouncement will not have a material impact on our consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern, or ASU 2014-15. ASU 2014-15 amends FASB ASC 205-40 Presentation of Financial Statements – Going Concern, by providing guidance on determining when and how reporting entities must disclose going-concern uncertainties in their financial statements, including requiring management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date of issuance of the entity’s financial statements and providing certain disclosures if there is substantial doubt about the entity’s ability to continue as a going concern. ASU 2014-15 will be effective after December 15, 2016, and early adoption is permitted.  At least quarterly, management formally assesses the Company’s ability to remain a going concern.

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

GrowCo, GCP1 and Second Greenhouse Construction in Progress

The Company has commenced the construction of its first greenhouse (91,000 square feet) and related warehouse facilities (15,000 square feet) and placed an order with a down payment for the second greenhouse. These costs are capitalized, and not amortized or depreciated until construction is completed in accordance with ASC 360 and 835.

Construction costs are as follows:

	Six Months ended June 30, 2015	Year ended December 31, 2014

Beginning balance	$ 1,081,000	$ 34,000
Additions	2,939000	1,391,000
Finished - Transferred	-	(344,000)
Ending Balance	$ 4,020,000	$ 1,081,000

The Company estimates an additional expenditure of $475,000 is required for the completion of the GCP1 greenhouse.  Construction in progress includes approximately $900,000 for construction of the second greenhouse, including the sharing of infrastructure cost with the first greenhouse.

NOTE 4 – NOTES PAYABLE

Below is a summary of the Company’s consolidated long term debt:
			December 31, 2014
Note	Principal Balance	Accrued Interest	Principal Balance	Interest rate	Security
HCIC seller carry back	$7,465,000	$-	$7,572,000	6%	Shares in the Mutual Ditch Company
Orlando seller carry bank	-	-	188,000	7%	188 acres of land
Series B convertible debt	25,000	5,000	25,000	6%	F-2 assets
CWCB	1,055,000	9,000	1,104,000	2.5%	Certain Orlando and Farmland assets
FirstOak Bank - Dionisio Farm	811,000	12,000	800,000	(1)	Dionisio farmland and 146.4 shares of Bessemer Irrigating Ditch Company Stock, well permits
FirstOak Bank - Dionisio Farm	167,000	3,000	167,000	(2)	Dionisio farmland and 9 shares of Bessemer Irrigating Ditch Company Stock, well permits, water leases
Seller Carry Back - Dionisio	590,000	4,000	590,000	6.0%	Unsecured
FirstOak Bank - Mater	163,000	2,000	165,000	(1)	Secured by Mater assets purchased
Seller Carry Back - Mater	25,000	-	25,000	6.0%	Land from Mater purchase
McFinney Agri-Finance	635,000	-	638,000	6.8%	2,579 acres of pasture land in Ellicott Colorado
GrowCo, Inc.	3,785,000	64,000	-	22.5%	Various land and water assets
Bridge Notes	-	-	1,870,000	12.0%	unsecured
Kirby Group	63,000	-	110,000	6.0%	Unsecured
Equipment loans	506,000	8,000	466,000	5 - 8%	Specific equipment
Total	15,290,000	$107,000	13,720,000
Less: HCIC discount	(242,000)		(350,000)
Less: GrowCo discount	(89,000)		-
Less: Current portion	(7,216,000)		(3,284,000)
Long term portion	$7,743,000		$10,086,000

Notes:

(1)

Prime +1.0%, but not less than 6.0%

(2)

Prime + 1.5%, but not less than 6.0%

The Company elected to adopt early FASB ASU 2015-03, whereby debt issuance costs are recorded as a deduction from the carrying value of liability, and not recorded as an asset.  The debt issuance costs are amortized using the effective interest method.  As of June 30, 2015 and December 31, 2014, the total debt discount was $331,000 and $350,000, respectively.

NOTE 5 – INFORMATION ON BUSINESS SEGMENTS

We organize our business segments based on the nature of the products and services offered.  We focus on farming, greenhouse operations (GrowCo) and water with Two Rivers Water & Farming Company as the Parent company.  Therefore, we report our segments by these lines of businesses: Farms, Greenhouse and Water.  Farms contain all of our Farming Business (Farms, F-1, F-2, Dionisio).  Greenhouse contains our development and leasing of greenhouses to cannabis growers and related business services.  Water contains our Water Business (HCIC and Orlando).  Our Parent category is not a separate reportable operating segment.  Segment allocations may differ from those on the face of the income statement.  In the following tables of financial data, the total of the operating results of these business segments is reconciled, as appropriate, to the corresponding consolidated amount.  There are some corporate expenses that were not allocated to the business segments, and these expenses are contained in the “Total Operating Expenses” under Parent.

Operating results for each of the segments of the Company are as follows (in thousands):

	Six Months Ended June 30, 2015					Six Months Ended June 30, 2014
	Parent	Farms	Green-house	Water	Total	Parent	Farms	Green-house	Water	Total
Revenue	$-	$39	$-	$3	$42	$-	$4	$-	$11	$15
Less: direct cost of revenue	-	21	-	-	21	-	-	-	-	-
Gross Margin	-	18	-	3	21	-	4	-	11	15
Total Operating Expenses	(916)	-	(53)	(36)	(1,005)	(1,473)	(202)	-	(418)	(2,093)
Total Other Income (Expense)	37	(36)	(143)	(364)	(524)	(605)	(90)	-	(7)	(702)
Net Loss from Operations Before Income Taxes	(879)	(54)	(196)	(379)	(1,508)	(2,078)	(288)	-	(414)	(2,780)
Income Taxes (Expense)/Credit	-	-	-	-	-	-	-	-	-	-
Net Loss from Operations	(879)	(36)	(196)	(379)	(1,508)	(2,078)	(288)	-	(414)	(2,780)
Preferred dividends	997	49	-	-	1,046	-	-	-	5	5
Non-controlling interest	-	-	-	2	2	647	-	-	-	647
Net Loss	$(1,876)	$(85)	$(196)	$(399)	$(2,556)	$(2,725)	$(288)	$-	$(419)	$(3,432)
Segment Assets	$1,129	$8,848	$5,465	$31,051	$46,493	$3,730	$12,846	$-	$27,397	$43,973

NOTE 7 – EQUITY TRANSACTIONS

Common Stock

The Company has authorized 100,000,000 shares of common stock with a par value of $0.001.  The total issued common stock as of June 30, 2015, was 26,655,371 common shares.

During the three months ended March 31, 2015 the Company issued 130,833 shares to the independent members of the Board of Directors for services performed in 2014.

During the six months ended June 30, 2014, the Company had other common stock transactions.

NOTE 8 – SUBSEQUENT EVENTS

Pursuant to ASC 855, management has evaluated all events and transactions that occurred from June 30 , 2015 through the date of issuance of these financial statements.  During this period, we had one significant subsequent events.

On July 20, 2015, we announced and filed a Form D with the United States Securities and Exchange Commission, for the completion of a $4 million GrowCo debt offering, which proceeds will be used to build the second greenhouse and provide working capital.

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

In 2015 we have planted, or plan to plant, a total of 809 acres and 159 acres being preventative planted.  We anticipate our first greenhouse (GCP1) will be occupied in September, 2015.  We anticipate our second greenhouse to be occupied in March or April, 2016.  GCP1 has 91,000 square feet of greenhouse and a 15,000 square foot warehouse.  Our second greenhouse will be 90,000 square feet, will share the boiler facilities in the first greenhouse and will share the use of the 15,000 square foot warehouse.

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

Results of Operations

Our Consolidated Operations

For the Three Months Ended June 30, 2015 Compared to the Three Months Ended June 30, 2014

Due to the nature of our farming business for the three months ended June 30, 2015 we recognized diminutive revenuesof $22,000 from farming and $20,000 from other sources, largely from farm and pasture leases.  For the first time in several years, our farming operations began shipping in late June.

For the three months ended June 30, 2014 we had no farming revenues and $10,000 from member assessments.

Operating expenses during the three months ended June 30, 2015 and 2014 were $515,000 and $1,129,000, respectively. The decrease of $614,000 was primarily due toincreasing the amount of farming inputs that we capitalized to farm product and management’s cost containment efforts.   Therefore, during the three months ended June 30, 2015 and 2014, we recognized a loss from operations of $494,000 and $1,119,000, respectively.

Other expenses for the three months ended June 30, 2015 and 2014 were $263,000 and $379,000.  The decrease of $116,000 was largely due to a gain recognized of $101,000 from the transfer of land owned by the Company back to the original seller in exchange for a promissory note and accrued interest forgiveness.

After recognizing the preferred distributions and the income attributed to non-controlling interest, the net loss attributed to Two Rivers’ common shareholders for the three months ended June 30, 2015 was $1,178,000, compared to a loss of $1,680,000 for the three months ended June 30,2014. The decrease of $502,000 is due primarily to the reasons stated above, offset in part by declared distributions to TR Capital.

For the Six Months Ended June 30, 2015 Compared to the Six Months Ended June 30, 2014

As previously mentioned, due to the nature of our farming business for the six months ended June 30, 2015 we recognized diminutive revenuesof $22,000 from farming and $20,000 from other sources, largely from farm and pasture leases.  For the first time in several years, our farming operations began shipping in late June.

For the six months ended June 30, 2014 we had no farming revenues and $15,000 from member assessments.

Operating expenses during the six months ended June 30, 2015 and 2014 were $1,005,000 and $2,092,000, respectively. The decrease of $1,087,000 was primarily due toincreasing the amount of farming inputs that we capitalized to farm product and management’s cost containment efforts.   Therefore, during the six months ended June 30, 2015 and 2014, we recognized a loss from operations of $984,000 and $2,077,000, respectively.

Other expenses for the six months ended June 30, 2015 and 2014 were $524,000 and $703,000.  The decrease of $179,000 was largely due to a gain recognized of $101,000 from the transfer of land owned by the Company back to the original seller in exchange for a promissory note and accrued interest forgiveness.

After recognizing the preferred distributions and the income attributed to non-controlling interest, the net loss attributed to Two Rivers’ common shareholders for the six months ended June 30, 2015 was $2,556,000, compared to a loss of $3,432,000 for the six months ended June 30,2014. The decrease of $876,000 is due primarily to the reasons stated above, offset in part by declared distributions to TR Capital.

Liquidity and Capital Resources

We have funded our operations primarily from the following sources:

•

equity proceeds through private placements of Two Rivers Water & Farming Company and subsidiaries securities;

•

revenue generated from operations, and

•

loans and lines of credit.

As of June 30, 2015, we had no available line or letters of credit and do not intend to seek any such financing in the foreseeable future.

Cash flow from operations has not historically been sufficient to sustain our operations without the above additional sources of capital.  As of June 30, 2015, wehad cash and cash equivalents of $1,260,000. Cash flow consumed by our operating activities totaled $2,027,000 for the six months ended June 30, 2015,compared to operating activities consuming $2,938,000 for the six months ended June 30, 2014. The decrease in the cash consumed by our operating activities islargely due to the reduction of our loss from operations.

As of June 30, 2015, we had $2,658,000 in current assets and $8,668,000 in current liabilities. A large portion of the current liabilities ($6,838,000) is from the HCIC seller carry back notes, that are due June 30, 2016.  It is management’s intension to offering existing note holders the opportunity to extend their notes and for those note holders not wishing to extend, obtain financing to pay the notes.  The seller carry back notes have the HCIC ditch system as collateral, with an appraised value of $24,216,000.

Cash used in investing activities was $3,269,000 for the six months ended June 30, 2015 compared to $513,000 for the six months ended June 30, 2014. During the six months ended June 30, 2015, we continued construction on our first greenhouse and ordered the structure for our second greenhouse for a total investment of $2,939,000.  Additionally, we purchased $149,000 in farming equipment and $181,000 for additional water rights.

Cash flows generated by our financing activities for the six months ended June 30, 2015 was $4,622,000 compared to $3,250,000 for the six months endedJune 30, 2014. During the six months ended June 30, 2015, we complete our GrowCo Partners 1, LLC offering for $1,249,000, closed on $3,785,000 of GrowCo debt offset by cost of the offerings of $255,000 and principal reductions of $221,000.

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

In 2012, we acquired a produce business, which is considered an intangible asset and shown on our balance sheet as “Intangible assets, net”.   Management evaluated the purchase price of $1.0 million and allocated this price to customer list, trade name and goodwill.

Capitalization of Certain Interest Expenses

As part of our GrowCo development operations, which began in July 2014, the Company began to incur large construction costs, which are capitalized.  The related interest expenses incurred related to these expenditures can be capitalized as well per ASC 835-20 Interest – Capitalization of Interest.  This guidance states that interest should be capitalized in relation to the following assets: (i) assets that are constructed or otherwise produced for an entity’s own use, (ii) assets intended for sale or lease that are constructed or otherwise produced as discrete projects, and (iii) investments accounted for by the equity method while the investee has activities in progress necessary to commence its planned principal operations.  As the GrowCo assets classify under the second point, the Company began the process of calculating interest costs to be capitalized each quarter.  Interest capitalization begins when the expenditures begin and interest is being incurred.  Management independently determines the start point for each individual project when it commences.  At the end of each quarter, management will then take the average accumulated expenditures for each project, multiplied by the interest rate on the associated debt (or the weighted average rate on all debt if no debt is specifically associated) to arrive at a capitalized interest amount.  This amount will be booked as an adjustment to interest expense each quarter.  Once the construction process ends and the asset is deemed ready for use, capitalization of interest will cease.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to the impact of interest rate changes and change in the market values of our real estate properties and water assets.  Because we had no market risk sensitive instruments outstanding as of June 30, 2015, it was determined that there was no material market risk exposure to our consolidated financial position, results of operations, or cash flows as of such date.  We do not enter into derivatives or other financial instruments for trading or speculative purposes.

ITEM 4.  CONTROLS AND PROCEDURES

Management’s Evaluation of Disclosures Controls and Procedures

Our management, comprised of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2015.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives as described above.  Based on this evaluation, our management concluded that as of March 31, 2015, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.  Based on this assessment, management concluded that, as of June 30, 2015, our internal control over financial reporting was effective based on those criteria.

Changes in Internal Control over Financial Reporting

Since the year ending December 31, 2014 we have had no changes in our internal controls over financial reporting.

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

TWO RIVERS WATER & FARMING COMPANY
Date: August 13, 2015	By:	/s/ Wayne Harding
Wayne Harding
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Principal Financial Officer pursuant to the Section 302 of the Sarbanes-Oxley Act
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act