Form 10-Q
period 2015-09-30
TWO RIVERS WATER & FARMING Co
filed 2015-11-12
CIK 1302946

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

or

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

Yes |_| No |X|

As of November 11,2015 there were 26,921,451shares outstanding of the registrant's Common Stock.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Page
Financial Statements (Unaudited):
Condensed Consolidated Balance Sheets – September 30, 2015 and December 31, 2014	4
Condensed Consolidated Statements of Operations – Nine months and three months ended September 30, 2015 and 2014	5
Condensed Consolidated Statements of Cash Flows – Nine months ended September 30, 2015 and 2014	6
Notes to Condensed Consolidated Financial Statements	7

TWO RIVERS WATER & FARMING COMPANY AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In Thousands)

	September 30, 2015	December 31, 2014
	(Unaudited)	(Derived from Audit)
ASSETS:
Current Assets:
Cash and cash equivalents	$ 510	$ 1,934
Accounts receivable, net	1,047	112
Farm product	1,082	21
Deposits and other current assets	150	61
Total Current Assets	2,789	2,128
Long Term Assets:
Property, equipment and software, net	2,061	2,194
Land	5,102	5,281
Water assets	31,276	31,312
Construction in progress	5,232	1,081
Intangible assets, net	927	957
Other long term assets	210	77
Total Long Term Assets	44,808	40,902
TOTAL ASSETS	$ 47,597	$ 43,030

LIABILITIES & STOCKHOLDERS' EQUITY:
Current Liabilities:
Accounts payable	$ 718	$ 166
Accrued liabilities	153	286
Current portion of notes payable	7,187	3,284
Preferred dividend payable	1,415	513
Total Current Liabilities	9,473	4,249
Notes Payable, net of current portion	7,964	10,086
Total Liabilities	17,437	14,335
Commitments & Contingencies (Note 3)
Stockholders' Equity:
Common stock, $0.001 par value, 100,000,000 shares authorized, 26,835,451 and 26,524,538 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	27	27
Additional paid-in capital	73,199	73,217
Accumulated (deficit)	(71,058)	(67,360)
Two Rivers Water & Farming Company Shareholders' Equity	2,168	5,884
Noncontrolling interest in subsidiaries	27,992	22,811
Total Stockholders' Equity	30,160	28,695
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$ 47,597	$ 43,030

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

TWO RIVERS WATER & FARMING COMPANY AND SUBSIDIARIES

Condensed Consolidated Statements of Operations  (In Thousands, except Per Share Data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenue
Farm revenue	$ 1,497	$ 1,062	$ 1,519	$ 1,062
Greenhouse leasing and services	175	-	175	-
Member assessments	-	5	3	5
Pasture lease and other	13	5	29	20
Total Revenue	1,685	1,072	1,726	1,087
Direct cost of revenue	(1,175)	(786)	(1,195)	(786)
Gross Margin	510	286	531	301
Operating Expenses
General and administrative	469	702	1,204	2,546
Depreciation and amortization	138	129	408	378
Total operating expenses	607	831	1,612	2,924
Loss from Operations	(97)	(545)	(1,081)	(2,623)
Other Income (Expense)
Interest expense	(340)	(216)	(927)	(859)
Warrant expense	-	-	(55)	-
Gain on disposal of assets	-	-	101	-
Other income (expense)	6	(99)	22	(159)
Total other income (expense)	(334)	(315)	(859)	(1,018)
Net Loss from Continuing Operations before Taxes	(431)	(860)	(1,940)	(3,641)
Income tax (provision) benefit	-	-	-	-
Net Loss before Preferred Dividends and Non-Controlling Interest	(431)	(860)	(1,940)	(3,641)
Preferred distributions	(712)	(483)	(1,758)	(1,130)
Net loss (income) attributable to the non-controlling interest	2	4	-	(1)
Net Loss Attributable to Common Shareholders	$ (1,141)	$ (1,339)	$ (3,698)	$ (4,772)
Loss Per Common Share - Basic and Dilutive:	$ (0.04)	$ (0.05)	$ (0.14)	$ (0.19)
Weighted Average Shares Outstanding:
Basic and dilutive	26,655	26,230	26,590	25,506

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

TWO RIVERS WATER & FARMING COMPANY AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (In Thousands)

(Unaudited)

	Nine Months Ended September 30,
	2015	2014
Cash Flows from Operating Activities:
Net loss	$ (3,698)	$ (4,772)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	408	378
Accretion of debt discount	196	148
Stock-based compensation and warrant expense	55	296
Non-cash interest expense	45	38
Preferred distribution accrual	1,758	1,130
Stock and options for services	2	340
(Gain) on sale of investments and assets held	(101)	-
Loss on sale of investments, assets and debt restructuring	-	92
Impairment of asset	-	34
Net change in operating assets and liabilities:
(Increase) in advances & accounts receivable	(934)	(590)
Increase in farm product	(1,061)	(745)
Increase (decrease) in deposits, prepaid expenses and other assets	(88)	33
Increase in accounts payable	553	202
(Decrease) in accrued liabilities and other	(133)	(96)
Net Cash Used in Operating Activities	(2,998)	(3,512)
Cash Flows from Investing Activities:
Purchase of property, equipment and software	(158)	(1,256)
Purchase of land, water shares, infrastructure	(181)	(300)
Construction in progress	(4,057)	-
Other	-	(8)
Net Cash Used in Investing Activities	(4,396)	(1,564)
Cash Flows from Financing Activities:
Sale of preferred units of TR Capital Partners, LLC	1,249	4,700
Proceeds from GrowCo debt offering	4,000	-
Proceeds from GCP Super Units offering	1,275	-
Proceeds from issuance of long-term debt	64	274
Payment of preferred dividends	-	(636)
Payment of offering costs	(374)	-
Payments on notes payable	(244)	(569)
Net Cash Provided by Financing Activities	5,970	3,769
Net Increase in Cash & Cash Equivalents	(1,424)	(1,307)
Beginning Cash & Cash Equivalents	1,934	2,069
Ending Cash & Cash Equivalents	$ 510	$ 762
Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$ 746	$ 470
Non-cash conversion of debt to GrowCo Partners 1 membership units	$ 1,840	$ -
Non-cash payment of preferred distributions	$ 1,495	$ 494
Equipment purchases financed	$ 64	$ -

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

TWO RIVERS WATER & FARMING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2015 and September 30, 2014

(Unaudited)

NOTE 1 – ORGANIZATION AND BUSINESS

The following is a summary of some of the information contained in this document.  Unless the context requires otherwise, references in this document to “Two Rivers,” or the “Company” is to Two Rivers Water & Farming Company and its subsidiaries.

Corporate Evolution

On January 29, 2014, the board of directors approved a plan to reorganize our subsidiaries in a more integrated manner based on functional operations.  We formed a new company, TR Capital Partners, LLC or TR Capital, which issued all of its common units to Two Rivers Water & Farming Company.  Two Rivers then initiated the transactions whereby our direct and indirect subsidiaries entered into a series of related transactions as the result of which assets and operations of subsidiaries transferred to TR Capital.  As a result of those transactions, TR Capital operates all of the operations formerly conducted by those subsidiaries, and we classify TR Capital as Two Rivers Water & Farming Company.  Two Rivers has divided its operations into our traditional lines of business of farming, water and into our cannabis-focus business under GrowCo, Inc. The following chart shows our current corporate organization:

Two Rivers Water & Farming Company
Two Rivers
Farming
Water
GrowCo
Leasing
Services

Overview

In 2009, we began acquiring and developing irrigated farmland and associated water rights and infrastructure.  As of September 30, 2015, we own 7,350 gross acres. We will seek to expand our holdings by strategically acquiring or leasing irrigable farmland in the Arkansas River Basin.  We intend to develop and bring into production more of our currently held gross acres as we acquire additional water rights.  We also expect to increase the variety of crops we produce as we continue to expand.

In May 2014, we formed GrowCo, Inc., a wholly owned subsidiary of Two Rivers through the issuance of 20,000,000 shares of common stock.  On August 1, 2014 we announced that we were placing 10,000,000 GrowCo shares in a trust to be distributed to Two Rivers’ common shareholders based on four record dates (January 1, 2015; April 1, 2015; July 1, 2015, and October 1, 2015) after an effective registration statement is filed for GrowCo for these specific dividend shares.  On each record date we computed the amount of GrowCo common shares to distribute base 2,500,000 GrowCo common shares on a prorata basis of shares owned of Two Rivers’ common shares.

GrowCo, a separate Colorado limited liability company will own each greenhouse project.  On January 20, 2015 we announced that we completed the funding ($4.4 million) for the first greenhouse project consisting of a 91,000 square foot greenhouse and 15,000 square foot processing and warehouse facility on 40 acres of land.  The greenhouse and facility has been pre-leased.  This funding and project is referred to as GrowCo Partners 1, LLC (GCP 1).  This greenhouse was occupied in October, 2015; however, the tenant agreed to begin lease payments as of September 1, 2015.  Therefore, the cost as of September 30, 2015, is still classified as construction in progress on the balance sheet and depreciation has not begun. As the greenhouse tenant expands its growing operations, the final construction of additional greenhouse bays will be completed.  We anticipate that all of the greenhouse bays will be completed by December 31, 2015.

On July 20, 2015, we announced and filed a Form D with the United States Securities and Exchange Commission, for the completion of a $4 million GrowCo debt offering, which proceeds will be used to build the second greenhouse and provide working capital.

On October 1, 2015, we filed a Form D with the United States Securities and Exchange Commission, for the initiation of a $3.5 million GrowCo equity offering, which proceeds will be used to complete the construction of the first greenhouse, build the second greenhouse and provide working capital.  Subsequently, the Company decided to change this offering to a direct investment in various assets of GrowCo via a Colorado limited liability company, GCP Super Units, LLC.  The September 30, 2015 financial statements show this investment as non-controlling equity in GCP Super Units, LLC.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Two Rivers along with its farming, water and greenhouse operations. All significant inter-company balances and transactions have been eliminated in consolidation.

Non-controlling Interest

Non-controlling interest is recorded for the ownership of subsidiaries not owned by the Company, which includes TR Capital, the Huerfano Cucharas Irrigation Company (HCIC), Two Rivers Farms F-1, Inc. (F-1), Two Rivers Farms F-2, Inc. (F-2), Dionisio Farms and Produce, Inc. (DFP), GCP1, and GCP Super Units. Below is the detail of non-controlling interest shown on the balance sheet.

Entity	September 30, 2015	December 31, 2014
TR Capital	$ 20,639,000	$ 20,740,000
HCIC	1,347,000	1,369,000
F-1	29,000	28,000
F-2	162,000	222,000
DFP	452,000	452,000
GCP 1	4,088,000	-
GCP Super Units	1,275,000	-
Totals	$ 27,992,000	$ 22,811,000

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

During the three months ended September 30, 2015, preferred members in TR Capital were granted a non-cash distribution of the Company’s GrowCo Partners 2, LLC common membership units of 497,000 representing a value of $497,000.  The TR Capital board plans to meet on November 13, 2016 to determine if this in-kind distribution will be substituted with a different asset.

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

Concentration of Risk

ASC 825-10-50-20 requires disclosure of significant concentrations of credit risk regardless of the degree of such risk.  Financial instruments with significant credit risk include cash deposits.  The amount on deposit with one financial institution exceeded the $250,000 federally insured limit as of September 30, 2015.  However, management believes that the financial institution is financially sound and the risk of loss is minimal.

Customers

For the nine months ending September 30, 2015, we have sold farm products to 17 customers.  One customer represents 29% of our sales and two customers combined represent a total of 28% of our sales.

Accounts Receivable

As of September 30, 2015 our farm accounts receivable of $849,000 consisted of one customer representing 45% of the balance, two other customers representing 18% and 10% of the balance, and the remaining customers each having 8% or less of the balance.

As of September 30, 2015 our tenant receivable of $175,000 is from our sole tenant in the first greenhouse.  According to the terms of the lease, this tenant has until the completion and sale of its first cannabis harvest to begin making payments for the lease.  We expect this to occur in March, 2016.  As of September 30, 2015, we have not established a reserve for any non-payment by the tenant.

Farm product

Farm product represents expenses directly attributed to the planting and cultivation of the crops.  Upon harvesting, the farm product is reduced in proportion of the revenue generated.  The reduction of the farm product is recognized as direct cost of revenue.  Management estimates the cost of the revenue based on projections of gross profit margins, which is currently 80% of farm product.  Each calendar quarter, management evaluates farm product to ascertain that it is represented at lower of cost or market.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation.  Depreciation is computed principally on the straight-line method over the estimated useful life of each type of asset, which ranges from 3 to 27.5 years.  Maintenance and repairs are charged to expense as incurred; improvements and betterments are capitalized.  Upon retirement or disposition, the related costs and accumulated depreciation are removed from the accounts, and any resulting gains or losses are credited or charged to income.

Below is a summary of premises and equipment:

Asset Type	Life in Years	September 30, 2015	December 31, 2014
Office equipment, furniture	5 – 7	$ 11,000	$ 11,000
Computers	3	45,000	42,000
Vehicles	5	45,000	45,000
Farm equipment	7 – 10	1,807,000	1,683,000
Irrigation system	10	995,000	989,000
Buildings	27.5	393,000	390,000
Website	3	7,000	7,000
Subtotal		3,303,000	3,167,000
Less: Accumulated depreciation		(1,242,000)	(973,000)
Net book value		$ 2,061,000	$ 2,194,000

Capitalization of interest costs and certain labor expenses

Holders of GrowCo Partners 1, LLC preferred membership units receive a 12% per annum preferential return on their investment.  In accordance with ASC 835-20 Interest – Capitalization of Interest, through September 30, 2015 we have capitalized $320,000 representing the 12% preferential return as a cost of the GCP1 greenhouse construction.

Additionally, $937,000 of the $4,000,000 GrowCo Note funds were used for water right purchases and the down payment for the second greenhouse.  Therefore, $20,000 in interest costs were capitalized to construction in progress during the three months ended June 30, 2015.

Further, we have capitalized $16,000 in internal labor costs to the cost of construction of our first greenhouse.  As of September 2015, the capitalization of these costs terminated.

Land

Land acquired for farming is recorded at cost.  Some of the land acquired has not been farmed for many years, if not decades.  Therefore, additional expenditures are required to make the land ready for efficient farming.  Expenditures for leveling the land are added to the cost of the land.  Irrigation is not capitalized in the cost of Land (see Property and Equipment above). Land is not depreciated.  However, once per year, Management will assess the value of land held, and in their opinion, if the land has become impaired, Management will record a reduction to the fair value.

Water rights and infrastructure

Subsequent to purchase of water rights and water infrastructure, management periodically evaluates the carrying value of its assets, and if the carrying value is in excess of fair market value, the Company will establish an impairment allowance.  Currently, there are no impairments on the Company’s land and water shares.  No amortization or depreciation is taken on the water rights.  Once per year, Management will assess the value of water rights and infrastructure, and in their opinion, if the land has become impaired, Management will record a reduction to the fair value.

Intangibles

Two Rivers recognizes the estimated fair value of water rights acquired by the Company’s purchase of stock in HCIC and Orlando.   These intangible assets will not be amortized because they have an indefinite remaining useful life based on many factors and considerations, including, the historical upward valuation of water rights within Colorado.  Once per year, Management will assess the value of intangibles, and in their opinion, if the land has become impaired, Management will record a reduction to the fair value.

Revenue Recognition

Farm Revenues

Revenues from farming operations are recognized when sold into the market.  All direct expenses related to farming operations are capitalized as farm inventory and recognized as a direct cost of sale upon the sale of the crops.  The Company has reserved, as a reserve for sales returns, $10,000 for any potential load rejection.  Management does not believe a reserve against uncollectable farm revenue is necessary due to the Company’s long standing relationships with its customers.

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

The dilutive effect of the outstanding 2,455,948 RSUs, 2,014,867 options, and 17,802,908 warrants at September 30, 2015, has not been included in the determination of diluted earnings per share since, under ASC 260 they would be anti-dilutive.

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

In July 2015, the FASB issued Accounting Standards Update (“ASU”) 2015-11, “Simplifying the Measurement of Inventory.” Under this ASU, inventory will be measured at the “lower of cost and net realizable value” and options that currently exist for “market value” will be eliminated. The ASU defines net realizable value as the “estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation.” No other changes were made to the current guidance on inventory measurement. ASU 2015-11 is effective for interim and annual periods beginning after December 15, 2016. Early application is permitted and should be applied prospectively. Management does not believe the adoption of ASU 2015-11 will have an impact on the Company's financial position or results of operations.

The Company elected to adopt early FASB ASU 2015-03, Interest – Imputation of Interest (Subtopic 835-30), Simplifying the Presentation of Debt Issuance Costs, whereby debt issuance costs are recorded as a deduction from the carrying value of liability, and not recorded as an asset.  For the HCIC seller carry back notes, the debt issuance (restructuring) costs are amortized using the effective interest method.  The debt issuance costs for the GrowCo note is being amortized on the straight-line method.

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

Subsequent to purchase, management periodically evaluates the carrying value of its assets, and if the carrying value is in excess of fair market value, the Company will record a reduction to the fair value. No amortization or depreciation is taken on the water rights.

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

Construction costs are as follows:

	Nine Months ended	Year ended
	September 30, 2015	December 31, 2014
Beginning balance	$ 1,081,000	$ 34,000
Additions	4,151,000	1,391,000
Finished - Transferred	-	(344,000)
Ending Balance	$ 5,232,000	$ 1,081,000

The Company estimates an additional expenditure of $475,000 is required for the completion of the GCP1 greenhouse. Occupancy occurred in October, 2015, with the tenant paying rent on the entire structure effective September 1, 2015.  Construction continues on various greenhouse bays in advance of the tenant expanding to those bays for its growing operations. Construction in progress includes approximately $900,000 for construction of the second greenhouse, including the sharing of infrastructure cost with the first greenhouse.

NOTE 4 – NOTES PAYABLE

Below is a summary of the Company’s consolidated long term debt:

	September 30, 2015		December 31, 2014
Note	Principal Balance	Accrued Interest	Principal Balance	Interest rate	Security
HCIC seller carry back	$7,423,000	$-	$7,572,000	6%	Shares in the Mutual Ditch Company
Orlando seller carry back	-	-	188,000	7%	188 acres of land
Series B convertible debt	25,000	5,000	25,000	6%	F-2 assets
CWCB	1,055,000	9,000	1,104,000	2.5%	Certain Orlando and Farmland assets
FirstOak Bank-Dionisio Farm	811,000	12,000	800,000	(1)	Dionisio farmland and 146.4 shares of Bessemer Irrigating Ditch Company Stock, well permits
FirstOak Bank-Dionisio Farm	163,000	3,000	167,000	(2)	Dionisio farmland and 9 shares of Bessemer Irrigating Ditch Company Stock, well permits, water leases
Seller Carry Back-Dionisio	590,000	4,000	590,000	6.0%	Unsecured
FirstOak Bank-Mater	166,000	2,000	165,000	(1)	Secured by Mater assets purchased
Seller Carry Back-Mater	25,000	-	25,000	6.0%	Land from Mater purchase
McFinney Agri-Finance	634,000	-	638,000	6.8%	2,579 acres of pasture land in Ellicott Colorado
Bridge Notes	-	-	1,870,000	12.0%	Unsecured
GrowCo, Inc.	4,000,000	64,000	-	22.5%	Various land and water assets
Kirby Group	34,000	-	110,000	6.0%	Unsecured
Equipment loans	499,000	8,000	466,000	5 - 8%	Specific equipment
Total	15,425,000	$107,000	13,720,000
Less: HCIC discount	(186,000)		(350,000)
Less: GrowCo discount	(88,000)		-
Less: Current portion	(7,187,000)		(3,284,000)
Long term portion	$7,964,000		$10,086,000

Notes:

(1)

Prime +1.0%, but not less than 6.0%

(2)

Prime + 1.5%, but not less than 6.0%

The Company elected to adopt early FASB ASU 2015-03, whereby debt issuance costs are recorded as a deduction from the carrying value of liability, and not recorded as an asset.  The debt issuance costs are amortized using the effective interest method.  As of September 30, 2015 and December 31, 2014, the total debt discount was $186,000 and $350,000, respectively. The GrowCo $88,000 note discount as of September 30, 2015 is being amortized using the straight line method over the 5 year life of the note.

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

Operating results for each of the segments of the Company are as follows (in thousands):

	Nine Months Ended September 30, 2015					Nine Months Ended September 30, 2014
	Parent	Farms	Greenhouse	Water	Total	Parent	Farms	Greenhouse	Water	Total
Revenue	$ -	$ 1,549	$ 175	$ 3	$ 1,726	$ 6	$ 1,070	$ -	$ 11	$ 1,087
Less: direct cost of revenue	-	1,196	-	-	1,196	-	786	-	-	786
Gross Margin	-	353	175	3	531	6	284	-	11	301
Total Operating Expenses	(1,496)	-	-	(116)	(1,612)	(2,096)	(304)	-	(524)	(2,924)
Total Other Income (Expense)	(28)	-	(266)	(565)	(859)	(902)	(108)	-	(8)	(1,018)
Net Loss from Operations Before Income Taxes	(1,524)	353	(91)	(678)	(1,940)	(2,992)	(128)	-	(521)	(3,641)
Income Taxes (Expense)/Credit	-	-	-	-	-	-	-	-	-	-
Net Loss from Operations	(1,524)	353	(91)	(678)	(1,940)	(2,992)	(128)	-	(521)	(3,641)
Preferred distributions	(1,494)	(49)	(215)	-	(1,758)	-	-	-	1	1
Non-controlling interest	-	-	-	-	-	1,130	-	-	-	1,130
Net Loss	$ (3,018)	$ 304	$ (306)	$ (678)	$ (3,698)	$ (4,122)	$ (128)	$ -	$ (522)	$ (4,772)
Segment Assets	$ 438	$ 11,518	$ 5,724	$ 29,917	$ 47,597	$ 2,908	$ 12,781	$ -	$ 27,324	$ 43,013

NOTE 7 – EQUITY TRANSACTIONS

Common Stock

The Company has authorized 100,000,000 shares of common stock with a par value of $0.001.  The total issued common stock as of September 30, 2015, was 26,835,451 common shares.

During the nine months ended September 30, 2015, the Company had the following common stock transactions:

•

In February, the Company issued 130,833 shares to its independent board members for 2014 service.

•

For the three months ended September 30, 2015, the Company issued the following common stock:

o

118,720 shares to holders of TR Capital for conversion into the Company shares;

o

59,360 shares to a holder of F-2 Preferred Shares who converted into the Company shares; and

o

2,000 shares to a consultant for work performed in 2014.

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

NOTE 8 – SUBSEQUENT EVENTS

Pursuant to ASC 855, management has evaluated all events and transactions that occurred from June 30 , 2015 through the date of issuance of these financial statements.  During this period, we had one significant subsequent event.

On October 1, 2015, we filed a Form D with the United States Securities and Exchange Commission, for the initiation of a $3.5 million GrowCo equity offering, which proceeds will be used to complete the construction of the first greenhouse, build the second greenhouse and provide working capital.  This offering raised $1,275,000.

Subsequently, the Company decided to change this offering to a direct investment in various assets of GrowCo via a Colorado limited liability company, GCP Super Units, LLC.  The September 30, 2015 financial statements show this investment as non-controlling equity in GCP Super Units, LLC.  As of November 11, 2015, the Company has received written or verbal consent to convert all of the GrowCo equity offering into GCP Super Units along with additional subscriptions of $675,000.

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

In 2015 we have planted a total of 815 acres and 159 acres being preventative planted for a total of 974 acres. Our first greenhouse (GCP1) begin generating rent in September, 2015 and was formally occupied by our tenant on October 28, 2015.  We anticipate our second greenhouse (GCP2) to be occupied in the middle of 2016.  GCP1 has 91,000 square feet of greenhouse and a 15,000 square foot warehouse.  Our second greenhouse will be 90,000 square feet, will share the boiler facilities in the first greenhouse and will potentially share the use of the 15,000 square foot warehouse.

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

In 2014 we initiated a corporate restructuring pursuant to which are organizing substantially all of our operations under the control of TR Capital Partners, LLC, or TR Capital.  This restructuring better reflects our emphasis on acquiring and operating irrigated farming and water distribution activities under our integrated business model.  TR Capital issued all of its common units to the Parent Company and, as of March 20, 2015, had issued a total of 30,192,000 preferred units in exchange for aggregate consideration consisting of $6.0 million in cash and $18.9 million of outstanding equity securities of certain of our subsidiaries.

Results of Operations

Our Consolidated Operations

For the Three Months Ended September 30, 2015 Compared to the Three Months Ended September 30, 2014

During the three months ended September 30, 2015 and 2014 we recognized revenues of $1,685,000 compared to $1,072,000, in the three-month period ended September 30, 2014.  Our primary revenue source is from the sale of agriculture products grown by us.  The sale of these products is highly seasonal and occurs primarily in the third and fourth quarter of the year.  The increase of $613,000 is primarily due to an increase in our farm acreage production increasing farm revenue by $435,000 and the beginning of rent of the first greenhouse of $175,000.

Our direct cost of revenue was $1,174,000 compared to $786,000 for the three months ended September 30, 2015 and 2014, respectively.  This produced a gross margin $510,000 compared to $286,000 for the three months ended September 30, 2015 and 2014, respectively.  The increase in gross margin is due to the increase of farm revenue and the beginning of the greenhouse lease.  Since the lease is a “triple-net” lease, there was no direct costs of the lease revenue.

Operating expenses during the three months ended September 30, 2015 and 2014were $607,000 and $831,000, respectively.  The decrease of $224,000 is primarily due to a management’s continued cost containment efforts and some reclassifications of farming general and administrative into the direct cost of farming revenue. Therefore, for operations, during the three months ended September 30, 2015 and 2014, we recognized a net loss of $97,000 and $545,000, respectively.

Our non-operating expenses increased to $335,000 from $315,000 for the three months ended September 30, 2015 and 2015, respectively.  The increase of $20,000 is primarily due to an increase of interest expense.

For the three months ended September 30, 2015 and 2014, we recognized a net loss of $1,141,000 and $1,339,000, respectively.  The decreased loss of $198,000 is due to the factors mentioned above and partially offset by an increase of preferred dividends of $229,000.

For the Nine Months Ended September 30, 2015 Compared to the Nine Months Ended September 30, 2014

During the nine months ended September 30, 2015, we recognized revenues from continuing operations of $1,726,000, as compared to $1,087,000 in revenues during the nine months ended September 30, 2014.  Our primary revenue source is from the sale of agriculture products grown by us. The sale of these products is highly seasonal and occurs primarily in the third and fourth quarter of the year.  The increase of $639,000 is primarily due to an increase in our farm acreage production increasing farm revenue by $457,000 and the beginning of rent of the first greenhouse of $175,000.

Our direct cost of revenue was $1,195,000 compared to $786,000 for the nine months ended September 30, 2015 and 2014, respectively.  This produced a gross margin of $531,000 compared to $301,000 for the nine months ended September 30, 2015 and 2014, respectively.

Operating expenses from operations during the nine months ended September 30, 2015 and 2014 were $1,612,000 and $2,924,000, respectively.  The decrease of $1,312,000 is primarily due to management’s continued cost containment efforts and some reclassifications of farming general and administrative into the direct cost of farming revenue. Therefore, for operations, during the nine months ended September 30, 2015 and 2014, we recognized a net loss of $1,081,000 and $2,623,000, respectively.

For the nine months ended September 30, 2015 and 2014, we recognized a net loss of $3,698,000 and $4,772,000, respectively.  The decreased loss of $1,074,000 is due to the factors mentioned above and partially offset by an increase of preferred dividends of $628,000.

Liquidity and Capital Resources

We have funded our operations primarily from the following sources:

•

equity proceeds through private placements of Two Rivers Water & Farming Company and subsidiaries securities;

•

revenue generated from operations, and

•

loans and lines of credit.

As of September 30, 2015, we had no available line or letters of credit and do not intend to seek any such financing in the foreseeable future.

Cash flow from operations has not historically been sufficient to sustain our operations without the above additional sources of capital.  As of September 30, 2015, we had cash and cash equivalents of $510,000. Cash flow consumed by our operating activities totaled $2,998,000 for the nine months ended September 30, 2015,compared to operating activities consuming $3,512,000 for the nine months ended September 30, 2014. The decrease in the cash consumed by our operating activities is largely due to the reduction of our loss from operations.

As of September 30, 2015, we had $2,789,000 in current assets and $9,473,000 in current liabilities. A large portion of the current liabilities ($6,838,000) is from the HCIC seller carry back notes, that are due June 30, 2016.  It is management’s intension to offering existing note holders the opportunity to extend their notes and for those note holders not wishing to extend, obtain financing to pay the notes.  The seller carry back notes have the HCIC ditch system as collateral, with an appraised value of $24,216,000.

Cash used in investing activities was $4,396,000 for the nine months ended September 30, 2015 compared to $1,564,000 for the nine months ended September 30, 2014. During the nine months ended September 30, 2015, we continued construction on our first greenhouse and ordered the structure for our second greenhouse for a total investment of $4,057,000.  Additionally, we purchased $158,000 in farming equipment and $181,000 for land and additional water rights.

Cash flows generated by our financing activities for the nine months ended September 30, 2015 was $5,970,000 compared to $3,769,000 for the nine months ended September 30, 2014. During the nine months ended September 30, 2015, we completed our GrowCo Partners 1, LLC offering for $1,249,000, closed on $4,000,000 of GrowCo debt, began our offering of GCP Super Units offering raising $1,275,000,offset by cost of the offerings of $374,000 and principal reductions of $244,000.

We currently expect that our cash expenditures will increase for the foreseeable future, as we seek to further expand our farmland business and operations of GrowCo.  As a result, our existing cash and cash equivalents and other working capital may not be sufficient to meet all of the projected cash needs contemplated by our business strategies for the remainder of 2015 and for 2016.  To the extent our cash and cash equivalents and other working capital are insufficient to fund our planned activities, we may need to either slow our growth initiatives or raise additional funds through public or private equity or debt financings.  We also may need to raise additional funds in the event we determine in the future to effect one or more acquisitions of businesses, technologies and products.  If additional funding is required, we cannot assure that we will be able to affect an equity or debt financing on terms acceptable to us or at all.

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

ITEM 4.  CONTROLS AND PROCEDURES

Management’s Evaluation of Disclosures Controls and Procedures

Our management, comprised of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2015.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives as described above.  Based on this evaluation, our management concluded that as of September 30, 2015, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.  Based on this assessment, management concluded that, as of September 30, 2015, our internal control over financial reporting was effective based on those criteria.

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

TWO RIVERS WATER & FARMING COMPANY
Date: November 12, 2015	By:	/s/ Wayne Harding
Wayne Harding
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Principal Financial Officer pursuant to the Section 302 of the Sarbanes-Oxley Act
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act