Form 10-K
period 2015-12-31
TWO RIVERS WATER & FARMING Co
filed 2016-03-28
CIK 1302946

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

(Mark One)

☒

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐No ☒

As of June 30, 2015, the aggregate market value of common stock held by non-affiliates of the registrant was $21,051,000, based on a total of 22,034,458 shares held by non-affiliates and on a closing price of $0.91 per share.

There were 26,980,811 shares of common stock outstanding as of March 19, 2016.

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

i

PART I

ITEM 1.

BUSINESS

Overview

Our core business acquires farmland with senior water rights and converts this farmland from traditional use of growing marginally profitable feed crops to growing fruit and vegetable crops that generate higher yield, revenue and operating margins.  We also deploy excess land and water to other associated business opportunities.  Currently, this expansion includes the development of 157 acres in Pueblo county Colorado into a greenhouse and processing facility to lease to cannabis growers.

In the short-term, our business model is designed to provide us with increased profitability and cash flow that is enabling us to expand our operations by acquiring and developing additional irrigated farmland and associated water rights and infrastructure.  In the longer term, we believe our ability and willingness to pay a higher price for water will increase our access to water.  Potentially some of our water rights can be provision to municipalities to address their supply challenges.  We seek to concentrate our acquisitions on water rights and infrastructure that are, in part, owned by municipalities, which can alleviate and expedite the legal and political processes necessary for municipal consumers to obtain excess water.

In the semi-arid regions of the southwestern United States, prices for municipal water can be five to ten times the price of irrigation water and that price differential may be amplified in the near future as the result of a predicted water supply shortage for municipalities.  First-generation western water business models attempted to arbitrage the price differential between irrigation water and municipal water by “buying and drying” irrigated farmland in order to sell irrigation water to municipalities.  This practice, under which some of the most productive irrigated farmland would be fallowed, decimated entire agricultural communities and led to political and legal challenges that ultimately made the practice untenable.  In the late nineteenth century, agricultural interests were granted approximately 85% of all water rights in the State of Colorado, and those water rights continue to be held primarily by agriculture interests.  Since the late nineteenth century, populations have increased and people have moved from farms to cities, resulting in a water shortage for municipalities.

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

Our farm revenuesremained essentially the same from 2014 to 2015 at $2.4 million.  We began acquiring and developing irrigated farmland and associated water rights and infrastructure in 2009, and as of December 31, 2015 we owned 7,350 gross acres.  As capital permits, we will seek to expand our holdings by strategically acquiring or leasing irrigable farmland in the Arkansas River Basin.

In 2015, we farmed a total of 973 gross acres, of which 661gross acres were planted and 312 acres were the subject of federal crop insurance payments, preventive planting and planting of sorghum to be plowed under to renourish the soil.We intend to develop and bring into production more of our currently held gross acres as we acquire additional water rights.  Our crop production consisted of cabbage, pumpkins and squash grown for human consumption, as well as feed crops, such as corn and sorghum, planted as part of our crop rotation practice.  We expect to increase the variety of crops we produce as we continue to expand our farming operations through acreage we manage and through our network of growers.  Our produce marketing operations package and ship produce for our farms and for a network of farmers who grow crops for us, and to date we have sold our fruits and vegetables principally to national accounts.

In 2014 we initiated a corporate restructuring pursuant to which are organizing substantially all of our operations under the control of TR Capital Partners, LLC, or TR Capital.  This restructuring better reflects our emphasis on acquiring and operating irrigated farming and water distribution activities under our integrated business model.

TR Capital issued all of its common units to the Parent Company and, as of March 20, 2015, had issued a total of 30,158,815 preferred units in exchange for aggregate consideration consisting of $6.0 million in cash and $18.9 million of certain outstanding equity securities of our subsidiaries.  Please see “Our Organizational Structure” below for further information about the corporate restructuring and TR Capital’s outstanding units.

Our Farming, Greenhouse and Water Operations

Our business model integrates irrigated farming and water distribution in a manner developed specifically for semi-arid regions in the southwestern United States.  By acquiring and converting irrigated farmland from feed crop production to fruit and vegetable production, we can afford to pay a higher price for water than a feed crop farmer.  As a result, we elevate the price of water, thereby creating incentives for feed crop farmers to grow fruits and vegetables for us, when their farm is suitable, or to sell their farms to us.  Additionally, the increased value of water creates incentives for farmers who have marginal farming operations to consider selling their water assets.  By integrating our irrigated farmland with an expanding portfolio of water assets, we are positioning our company to benefit from the continued expansion of regional and global demand for food and water in the years to come.  While a growing world population and rising incomes have been increasing demand for high quality food and fiber, the amount of arable land has been decreasing and water resources are fixed.  By converting irrigated farmland from feed crop production to higher value fruit and vegetable production we elevate the economic productivity of the region within which we operate and make an additional segment of water available for other users.

Our current area of focus is the Arkansas River Basin, on the southern Front Range in Colorado.  The elevations in the area fall from 14,000 feet above sea level at the eastern crest of the Continental Divide to 4,500 feet above sea level in Pueblo, Colorado.  The Arkansas River is a tributary of the Mississippi River.

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

•

HCIC:  From 2009 to 2013 we purchased 96% of the outstanding shares of Huerfano-Cucharas Irrigation Company, or HCIC, in a series of transactions for $24.2 million in cash, promissory notes and Common Stock.  HCIC is a mutual ditch company formed in 1944, and we use its water rights and facilities to supply some of our farmland with irrigation water.

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

•

Additional Farmland:  From 2009 to 2011 we acquired 2,753 acres of farmland served by HCIC’s ditch system for purchase prices totaling $1.4 million in cash and seller carry back financing.  In 2012 we acquired 1,584 acres in Butte Valley for $509,000 in cash and seller carry back financing.  In 2015, we returned 187 acres of Butte Valley land back to the holder of seller carry back financing in exchange of forgiving $187,000 of debt and associated accrued interest.

•

GrowCo:  We formed GrowCo, Inc., or GrowCo, in May 2014 for the purpose of constructing state-of-the-art computer controlled greenhouses for licensed marijuana growers throughout the United States.  GrowCo is not a licensed marijuana grower or retailer.  GrowCo does not “touch the plant” and only provides growing infrastructure as a landlord for licensed marijuana grower tenants along with support and administrative services.

Farming

We focus our farming activities on acquiring high yield irrigated farmland and converting it from feed crop production into growing and marketing high-value fruits and vegetables for human consumption, which generate higher revenues and profits per acre.  We put approximately 20% to 30% of our farming acreage into animal feed crops or preventative planting each year on a rotating basis to reconstitute the soil and to suppress disease and pest problems.  In 2015, our average revenue per harvested acre from fruit and vegetable crops was $3,755, while our average revenue per acre from feed crops was $683.  In 2014 our average revenue per acre from fruit and vegetable crops was $5,306, while our average revenue per acre from feed crops was $723.  The decrease was largely due the crop mix in 2015 going into crops producing lower average revenue per acre.

	Year Ending December 31,
	2015			2014
Crops	Acreage	Invoiced	Avg/Acre	Acreage	Invoiced	Avg/Acre
Pumpkins	148.0	$ 759,000	$ 5,128	149.7	$ 754,000	$ 5,037
Cabbage	135.5	$ 846,000	$ 6,244	152.6	$ 936,000	$ 6,134
Watermelon	25.0	$ 87,000	$ 3,480	15.0	$ 43,000	$ 2,867
Squash	27.0	$ 63,000	$ 2,333	43.4	$ 181,000	$ 4,171
Onions	12.0	$ 7,000	$ 583	-	$ -
Parsnips (1)	11.0	$ 3,000	$ 273	-	$ -
Pinto Beans	122.5	$ 41,000	$ 335	-	$ -
Corn	180.2	$ 123,000	$ 683	183.9	$ 176,000	$ 957
Sorghum (2)	-	$ -		116.0	$ 48,000	$ 414
Alfalfa	-	$ -		18.0	$ 6,000	$ 333
Preventive Planting/Insurance	311.6	$ 77,000	$ 247	120.0	$ 31,000	$ 258
Marketing		$ 407,000			$ 230,000
Totals	972.8	$ 2,413,000		798.6	$ 2,405,000

Notes:
(1) In 2015, approximately 93% (or $40,000) of our expected parsnips harvestwill ship in 2016.
(2) In 2015, sorghum was planted on 147.6 acres as weed prevention and then plowed under for fertilization. Therefore, sorghum was classified as Preventive Planting/Insurance.

Our 2015 crop production consisted of cabbage, pumpkins, watermelons, squash, onions, parsnips and pinto beans raised for human consumption, as well as sorghum and corn as a feed crop.  We intend to annually plant between 60% and 70% of our irrigated farmland in fruit and vegetable crops, leaving between 30% to 40% for feed crops, on a rotating basis.  We expect to increase the variety of high-value crops we produce as we expand our farming operations.  In early 2014, we installed a drip irrigation system on a test portion of our leased farmland to maximize yield and minimize water consumption.  Our produce marketing operations package and ship produce for our farms and for a network of farmers who grow crops for us, and to date we have sold our fruits and vegetables principally to national accounts through our wholly owned subsidiary DFP.

Since 2009 we have sought to increase our irrigated farmland under management through strategic acquisitions and leasing in targeted areas of the Arkansas River Basin.  Our intent is to purchase or lease irrigated farmland that is supported by relatively senior water rights with good soiland farm infrastructure that was currently producing feed crops and convert the farmland into fruit and vegetable production.  We have also acquired irrigated farmland with good soil that has less reliable junior water rights and has not been farmed for some years but is capable of fruit and vegetable production when additional water rights can be acquired and moved to the farmland.  Regardless of the historical use of irrigable land we buy or lease, we actively seek to transition the land from feed crop production to production of high-value fruits and vegetables.

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

As of December 31, 2015, we managed 7,902 gross acres, of which we owned 7,350 acres and leased an additional 552acres.   As of December 31, 2014, we held 8,157gross acres, of which we owned 7,538 acres and leased 619 acres. The following table provides a breakdown, by acres, of the uses and purposes of the land we managed as of December 31, 2015 and 2014:

	Acres Under Management As of December 31,
	2015			2014
	Owned	Leased	Gross	Owned	Leased	Gross
Irrigable farmland:
Farmed	421	552	973	361	318	679
Developed but not farmed	725	-	725	725	301	1,026
Undeveloped	1,920	-	1,920	1,920	-	1,920
Total irrigable land	3,066	552	3,618	3,006	619	3,625
Non-producing land:
Greenhouse development	157	-	157	-	-	-
Grazing land	3,316	-	3,316	3,316	-	3,316
Strategic water holdings	411	-	411	410	-	410
Other strategic holdings	400	-	400	806	-	806
Total non-producing land	4,284	-	4,284	4,532	-	4,532
Totals	7,350	552	7,902	7,538	619	8,157

	Acres By Location as of December 31,
	2015			2014
County (Colorado)	Owned	Leased	Gross	Owned	Leased	Gross
El Paso	2,584	-	2,584	2,584	-	2,584
Huerfano	1,792	-	1,792	1,980	-	1,980
Pueblo	2,974	552	3,526	2,974	619	3,593
Totals	7,350	552	7,902	7,538	619	8,157

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

Greenhouse Development, Leasing and Services

Due to our strategic location of farmland and associated water rights, greenhouses operators have approached us to purchase some of our farmland and water rights.  Since core to our business is the long-term ownership of farmland and water rights, we are not interested in one time sales.  Rather, we want to use our excess farmland and associated water to create a long-term revenue stream.

In Colorado, since the passing of recreational use of marijuana in 2012, the demand of marijuana has increased substantially.  Presently over 90% of Colorado marijuana is grown in converted warehouses.  Sophisticated growers understand that a warehouse production facility is not the most ideal for production.  This has given rise to a strong demand for greenhouse space for marijuana production.  Early estimates show a greenhouse can produce at least twice the amount of product at less than 50% of the cost compared to warehouse production.  However, there are only a limited number of counties that allow for new greenhouse construction.  New construction needs to be tied to water supply.  Pueblo County, where we have the majority of our land and associated water rights, allows for new greenhouse construction for marijuana growing.

Not only is location and water a key to be successful in marijuana production, but also the knowledge of greenhouse operations and how to grow marijuana.  In 2014, we selected a group knowledgeable in greenhouse operations and that have consulted with marijuana growers.  In May, 2014, we formed GrowCo, Inc., or GrowCo, which issued 20,000,000 shares of its common stock to the Parent Company.  On August 1, 2014 we announced that we were reserving 10,000,000 of the GrowCo shares to be distributed to holders of Common Stock as of four record dates (January 1, 2015; April 1, 2015; July 1, 2015 and October 1, 2015) after an effective registration statement is filed, which has not yet occured.  On each record date, we will recording a pending distribution of 2,500,000 GrowCo common shares on a pro rata basis to holders of Common Stock.

Under GrowCo, a separate Colorado limited liability company will own each greenhouse project.  On January 20, 2015, we announced that GrowCo Partners 1, LLC, or GCP1, completed a $4.4 million financing for the first greenhouse project, which consists of a 90,000 square foot greenhouse and 15,000 square foot processing and warehouse facility on 40 acres of land. GCP1’s greenhouse was partially occupied in September with lease revenue beginning September 1, 2015.  It is expected that a permanent certificate for full occupancy wil be granted in early April, 2016.

Our second greenhouse project will also consist of a 90,000 square foot greenhouse and 15,000 square foot processing and warehouse facility on an additional 40 acres of land.  Upon completion, this project will be operated, as a landlord, by GrowCo Partners 2, LLC, or GCP 2.   GCP 2’s greenhouse will share some facilities (e.g., boiler, water, generator) whereby costs might be shared with GCP 1.  GCP 2’s greenhouse structure was ordered in 2015.  Construction on this greenhouse began in early January, 2016 with an expected completion by September 30, 2016.  Recently, GCP 2 greenhouse was expanded from 90,000 square feet to 180,000 square feet with a 30,000 square foot warehouse.

During the third quarter of 2015, GrowCo completed a $4.0 million private placement of GrowCo debt, with proceeds to be used to partially fund the second greenhouse and provide working capital.

In December 2015, GrowCo completed a $[5.5] million private placement of equity interests of GCP Super Units, LLC, which will invest directly in various assets of GrowCo, with proceeds to be used to complete the construction of the first greenhouse, partially fund the second greenhouse and provide working capital.  Our investment in GCP Super Units, LLC is reflected on our balance sheet as a non-controlling equity interest.

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

In 2009, we began acquiring and developing irrigated farmland and associated water rights and infrastructure.  As of December 31, 2015, we owned 7,350 gross acres.  Gross acres owned decreased slightly from 7,538gross acres at December 31, 2014.  We will seek long term to expand our holdings by strategically acquiring or leasing irrigable farmland in the Arkansas River Basin.  We intend to develop and bring into production more of our currently held gross acres as we acquire additional water rights.  We also expect to increase the variety of crops we produce as we continue to expand our farming operations through acreage we manage and through our network of growers.

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

Augmentation Rights

Tributary ground water is any underground water that is hydraulically connected to a stream system and that influences the rate or direction of flow in that stream system.  Any new ground water diversions that are tributary to an over-appropriated stream system require augmentation to offset out-of-priority depletions.  In 2013 many well water users on the Arkansas River and its tributaries were unable to use their wells, as drought conditions made augmentation water unavailable.  In response, an augmentation provider requested that we assist in building a more efficient and plentiful augmentation supply.  We intend to assist with an augmentation supply, but due to capital requirements, we do not plan to begin augmentation supply development in the near future.  The years ended December 31, 2015and 2014 were considered wetter years, so the demand for augmentation supply was reduced.

Surface Rights

The following table presents our holdings of surface, or direct flow, water rights with respect to the Bessemer Irrigation System owned by the Bessemer Irrigation Company:

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

We own the following surface water rights:

Structure	Elevation	Priority No.	Appropriation Date	Consumptive Use (A.F.)	Decreed Amount (cfs)
Butte Valley Ditch		1	05/15/1862		1.2
Butte Valley Ditch		9	05/15/1865		1.8
Butte Valley Ditch	5,909 ft	86	05/15/1886	360	3
Butte Valley Ditch		111	05/15/1886		3
Robert Rice Ditch	5,725 ft	19	03/01/1867	131	3
Huerfano Valley Ditch	4,894 ft	120	02/02/1888	2,891	42
Huerfano Valley Ditch		342	5/1/1905		18

Storage Rights and Infrastructure

The following table presents our holdings of storage water rights:

Structure	Elevation	Priority No.	Appropriation Date	Average Annual Yield (A.F.)	Decreed Amount (A.F.)	Operable Storage (A.F.)
Huerfano Valley Reservoir	4,702 ft	6	02/02/1888	1,424	2,017	1,000
Cucharas Valley Reservoir	5,570 ft	66	3/14/1906	3,055	31,956	10,000
Cucharas Valley Reservoir*	5,705 ft	66c	3/14/1906		34,404
Bradford Reservoir	5,850 ft	64.5	12/15/1905	-	6,000	-
Orlando Reservoir #2	5,911 ft	349	12/14/1905	1,800	3,110	2,400

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

In order to use these rights and structures most efficiently, we have planned and begun to implement a program of renovation and integration.  For example, we began construction of new outlet works for the 1905 Orlando Reservoir in November 2011.  The work was completed and successfully tested in February 2012, approximately a year after we acquired Orlando.  Also in February 2012, we commenced reconstruction of the diversion structure, which takes water from the Huerfano River for storage in the Orlando reservoir, and to irrigate our nearby farmland.  Additional water facility renovation projects are planned on a phased basis as necessary to provide reliable irrigation for our expanding farming operations.  Currently, the renovation and integration activity by us has been put on hold as we concentrate our efforts and resources expanding our greenhouse development, leasing and services activities.

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

In January 2014, the board of directors approved a plan to reorganize our subsidiaries in a more integrated manner based on functional operations.  We formed TR Capital, which issued all of its common units to the Parent Company.  In a series of transactions from January to September 2014, TR Capital entered into Membership Interest Purchase Agreements pursuant to which it issued and sold a total of 30,158,815 preferred units to investors in exchange for consideration comprised of $6.0 million in cash and $18.9 million of outstanding equity and equity-related securities of our subsidiaries other than HCIC Holdings, LLC and Huerfano-Cucharas Irrigation Company.

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

Pursuant to an Exchange Agreement dated as of January 31, 2014 entered into with TR Capital and the Parent Company, any holder may surrender a TR Capital preferred unit to the Parent Company at any time for consideration consisting of (a) accrued but unpaid preferred distributions on the preferred unit through the exchange date, (b) one share of Common Stock and (c) a warrant to purchase an additional one-half share of Common Stock at a price of $2.10 per share.  TR Capital may require (with limited exceptions) each of its outstanding preferred units to be surrendered to the Parent Company in exchange for such consideration at any time after January 31, 2017, at which (1) for a period of 20 trading days, at least 250,000 shares of Common Stock have been traded on a national securities exchange for a closing price of at least $3.00 and (b) a registration statement filed by us with the SEC is effective with respect to the shares of Common Stock, including shares purchasable pursuant to warrants, issuable upon such exchanges.  Each warrant issued upon any such exchange generally will be exercisable at any time on or before January 31, 2019, subject to our right to redeem the warrant at any time after January 31, 2017, at which (A) for a period of 20 trading days, at least 250,000 shares of Common Stock have been traded on a national securities exchange for a closing price of at least $3.00 and (B)  a registration statement has been filed and is effective with respect to the shares of Common Stock issuable pursuant to such warrant.  Under the Exchange Agreement, the Parent Company also granted holders of preferred units one-time demand registration rights under which the Parent Company may be required to file a registration statement covering shares of Common Stock (including shares subject to warrants) issued or issuable upon exchanges of TR Capital preferred units.  As of March 20, 2016, the Parent Company could be required under the Parent Company to issue and deliver to holders of outstanding TR Capital preferred units, upon exchange, up to 30,013,834 shares of Common Stock together with warrants to purchase up to an additional 15,095,957 shares of Common Stock.  If the Parent Company receives any TR Capital pursuant to exchanges under the Exchange Agreement, it would be entitled to receive distributions on those preferred units pro rata with other holders of preferred units.

Following the completion of those transactions in September 2014, TR Capital and the Parent Company’s other direct and indirect subsidiaries (excluding HCIC Holdings, LLC and HCIC) entered into a series of related transactions as the result of which control and operation of those other subsidiaries and their businesses transferred to TR Capital, which is the operational division of Two Rivers.  The following chart shows our corporate organization as of March 20, 2016:

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

Revenue

Produce

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

Leasing

GrowCo’s subsidiary GrowCo Parnters 1, LLC leases a greenhouse and warehouse to Suncanna, LLC pursuant to a lease agreement dated April 1, 2015.  The lease agreement is classified as an operating lease because it does not meet any of the four criteria listed in subsection 25-1 of ASC 840-10-25,“Lease Classification Criteria”.

On February 25, 2016, RH Group, LLC, a newly formed entity of which the Chief Executive Officer of Two Rivers and GrowCo, John McKowen, holds a 60% membership interest, entered into a definitive agreement to purchase all of the equity interests  of Suncanna from the previous owner.  The closing of the proposed acquisition remains subject to certain regulatory filings and hearings in the State of Colorado regarding the transfer of rights to grow marijuana that would be deemed to result from the change in Suncanna’s ownership.  Because of Mr. McKowen's majority ownership and control of a potential acquirer of Suncanna, we determined, as of February 25, 2016, that during and after fiscal year 2015 Suncanna should be regarded as a related party, and transactions with Suncanna should be classified as related party transactions, for financial statement reporting purposes.

As of December 31, 2015, we had advanced $203,000 to our related party tenant, Suncanna, to assist with its working capital.  ASC 605-45-45, “Revenue Recognition, Prinicipal Agent Considerations”, provides eight indicators that may support reporting gross revenue.  While GrowCo does not have any rights to Suncanna’s cannabis inventory, we determined that GrowCo is the primary obligor of Suncanna’s working capital commitments, performs part of the service on behalf of Suncanna, is involved in the determination of services to Suncanna, and has credit risk.  Therefore, the $203,000 advance is recognized as an addition to leasing revenue—related party and is shown as a direct cost of leasing revenue.

Competition

Produce

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

Leasing

There a significant number of providers of facilities to lease to cannabis growers.  Some are better capitalized than our Company.  A significant portion of the facilities offered for lease are enclosed, warehouse space.  Through our development of state-of-the-art greenhouses, we believe that we offer a competitive advantage to lessees of warehouse space in terms of increased production (estimated to be three times the growth) and a significantly reduced cost of production (estimated at one-third the cost).  Therefore, our main competition are other greenhouse structures offered to lease to cannabis growers.   We are aware of only one other similar size greenhouse in the front range of Colorado.  This facility is owned by the same owners of medical and retail outlets.  Therefore, they are only growing product for their consumption.  It is much like a single-tenant office building.  There are numerous other small greenhouses and others that are planned.

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

The interstate compacts (beginning with the Colorado River Compact of 1922) increased Colorado’s need to husband its apportioned water to meet the needs of its growing population along the Front Range.  Trans-basin diversions (primarily tunnels and canals) were developed, under the Prior Appropriation Doctrine, to divert water from one watershed for conveyance to and use in another.  Mainly, water from the Colorado River Basin, west of the Continental Divide, was diverted east to meet the water needs along the earlier developing Front Range by so-called “conservancy districts”.  These projects began in the 1930’s and, although many have been in operation for decades, some remain incomplete.  Increasingly, further trans-basin diversions are limited not only by competing appropriative water rights in the basins of origin but also by increasingly stringent environmental restrictions.

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

Leasing and Providing Services to Cannabis Growers

As of March 20, 2016, 23 states and the District of Columbia allowed their residents to use medical marijuana and voters in the States of Colorado and Washington had approved and implemented regulations to legalize cannabis for adult use.

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

Employees

At March 20, 2016, we had 12full-time and 1 part time employee, of whom 3.5 were employed at our Denver headquarters, 6 were employed in our farming and water operations, and 3 were employed in our GrowCo subsidiary.  We also use approximately 30 seasonalmigrate farm workers under the United Stated Department of Agriculture H2A program.  None of our employees is covered by a collective bargaining agreement.  We consider our relationship with our employees to be good.

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

We have limited operating experience in the farming business in Colorado.  To date we have farmed 482 acres during the 2012 growing season, 820 acres during the 2013 growing season, 799 acres during the 2014 growing season, and 973 acres during the 2015 growing season.  Therefore, our business plan should be considered highly speculative.  This risk factor is somewhat mitigated by the fact that DFP, which we acquired in 2012, has a long operating history.

We were formed in December 2002.  We entered the real estate market in 2007 with a focus on residential mortgages.  In 2009 we began liquidation of its operations and assets in the residential mortgage market and entered into the water and farming businesses.  Because of drought conditions in southeastern Colorado and because our reservoirs and other water infrastructure were undergoing refurbishment, we did not produce significant crops or farm revenue during 2011.  The farmland irrigated by the Bessemer Ditch, which we acquired or leased in 2012, produced significant crops during a drought in 2011 (prior to their acquisition) and 2012 and 2013 (subsequent to acquisition and lease).  The drought conditions lessened in 2014 and 2015.

We may have insufficient funds to develop our farming business.

Without sufficient funds to expand our farming business, we will not be able to meet our general and administration expenses from revenue generated from the farming business.  No assurance can be given that any such expansion funds will be available.

We can give no assurance of success or profitability to investors.

There is no assurance that we will operate profitably.  There is no assurance that we will generate revenues or profits.  We have not been profitable in the past and had an accumulated deficit of almost $74 million as of December 31, 2015.  We incurred a net loss from operations of $3.7 million in 2015 and a net loss of $4.7 million in 2014.

Any default on mortgages or leases relating to our farmland could have a material impact on our farming business.

Our farmland, and related water rights thereon, is owned subject to mortgages.  If we default on a mortgage, we could lose the farmland and the water rights.  Some of our farmland is leased. A breach of a lease could result in the termination of the lease.  Some of our leases of farmland are at year-to-year terms.  Year-to-year terms are common in the farming industry and common in this geographical area.  Our inability to renew these leases would have a material impact on our ability to implement its business plan.

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

Additional Risk Factors Relating to Our Greenhouse Businessand Tenant Support Services

We may be unable to develop the properties that are critical to our proposed greenhouse business.

Our business plan involves the acquisition and development of real estate properties and support services.  These properties will be used for our traditional irrigated farming business and the development of greenhouses, which will be leased to participants in the marijuana industry. The zoning and operational restrictions on marijuana industry participants may limit the availability of properties suitable for greenhouse development. While we have our Colorado property zoned for cannabis greenhouse production, this zoning can be revoked if construction has not began.  Further, we may be unable to find suitable properties once we expand outside of Colorado.

We may be unable to expand successfully into new markets.

We intend to aggressively pursue our greenhouse development to lease to licensed marijuana growers for the foreseeable future.  This expansion into new markets, particularly in states where we do not currently operate, may not succeed.   This expansion may expose us to new operational, regulatory or legal risks.  In addition, expanding into new states may subject us to unfamiliar or uncertain local regulations that may adversely affect our operations, for example, by applying, obtaining and/or maintaining appropriate licenses.  Facilities we open in new markets may also take longer to reach expected revenue and profit levels on a consistent basis and may have higher construction, occupancy or operating costs than facilities we open in existing markets, thereby affecting our overall profitability.  New markets may have competitive conditions, consumer preferences and spending patterns that are more difficult to predict or satisfy than our existing markets.

The leasing market for marijuana lessees could be volatile.

We have signed afive-year lease with growers of marijuana.  There is no guarantee that the lease will be renewed or at what rate.  The current lease rate is $20 per square foot, triple net.  The development and construction cost for a 105,000 square foot greenhouse and facilities are $55per square foot.  Even though we capture all of our costs before the five year lease expires, a new lease rate may be substantially lower, thereby decreasing our returns.

We currently have only one tenant for our greenhouse, including additional new greenhouses.

We are reliant on one tenant for our greenhouse.  It is our plan to lease our additional Colorado greenhouses to the same tenant.  If the tenant cannot make lease payments, for whatever reason, we may not be able to replace the existing tenant in a timely period, or at all.

Our greenhouse lessees may not be able to fund leaseand service payments.

If GrowCo’s tenant incur unforeseen weather, negative crop events, or a major reduction of the price of marijuana, the tenantmay not be able to pay lease and service payments.  This will cause a legal action to the eviction of the tenant and a search for a new tenant, which may not be successful.

Our services offered to our tenant might not be allowed under state cannabis regulations.

While our legal counsel has advised us that we are proper in providing services to our tenant, and the services do not “touch the plant”, regulatory authorities might disagree with our position and not allow some, or all of the services, offered to our tenant.

Our future success depends on our ability to attract new greenhouse lessees.

Our immediate plan is to construct additional greenhouses on a 160-acre plat.  There is no assurance that our existing tenant will lease the additional greenhouses or that we can attract new tenants.

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

As of March 3, 2016, 23 states and the District of Columbia allowed their residents to use medical marijuana.  Voters in the states of Colorado, Oregon, Alaska and Washington approved and implemented regulations to legalize cannabis for adult use.  Voters in Washington D.C. allows for possession of up to two ounces of marijuana.  The state laws are in conflict with the Federal Controlled Substances Act, which makes marijuana use and possession illegal on a national level.  The Obama administration has made numerous statements indicating that it is not an efficient use of resources to direct federal law enforcement agencies to prosecute those lawfully abiding by state-designated laws allowing the use and distribution of medical marijuana.  However, there is no guarantee that the administration will not change its stated policy regarding the low-priority enforcement of federal laws. Additionally, any new administration that follows could change this policy and decide to stringently enforce the federal laws.  Any such change in the federal government’s enforcement of current federal laws could cause the greenhouse leases to be terminated, or even confiscated by the Federal government.  If the greenhouses can no longer be used for marijuana production, we plan to use the greenhouses for production of organic fruit and vegetables.   This potential change of use will significantly reduce the return of the capital invested in the greenhouses.

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

The tenant of GrowCo may have difficulty accessing the service of banks, which may make it difficult for them to operate and remit payments.

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

We have leased our first greenhouse to a related party, which may result in actual or perceived conflicts of interest that could harm our operating results and reduce our stock price.

GrowCo Partners 1, LLC, a subsidiary of GrowCo, leases our only currently operating greenhouse and warehouse to Suncanna, LLC pursuant to a lease agreement dated April 1, 2015.  On February 25, 2016, Suncanna’s owner, who is not affiliated or associated with our company, entered into a definitive agreement to sell all of the outstanding equity interests  of Suncanna to RH Group, LLC, a newly formed entity of which John McKowen, the Chief Executive Officer of Two Rivers and GrowCo, holds a 60% membership interest.  Because the proposed sale of Suncanna’s equity would be deemed to be a transfer of rights to grow marijuana in Colorado, the closing of the sale is subject to state regulatory filings and hearings that currently are in process.

On March 18, 2016, Wayne Harding, the Chief Financial Officer of Two Rivers and GrowCo, was appointed as Chief Executive Officer of Suncanna.  Mr. Harding does not have any ownership in Suncanna.

In light of Mr. McKowen's majority ownership and control of a potential acquirer of Suncanna and Mr. Harding’s position as Chief Executive Officer of Suncanna , we determined, as of February 25, 2016, that during and after fiscal year 2015 Suncanna should be regarded as a related party, and transactions with Suncanna should be classified as related party transactions, for financial statement reporting purposes.

To the extent Messrs. McKowen and Harding continue to have relationships, or be otherwise involved with, the oversight, management and operation of both GrowCo and its affiliated companies, on the one hand, and Suncanna, on the other hand, they will face ongoing conflicts of interests whenever the interests of GrowCo and Suncanna differ for purposes of the existing lease agreement or otherwise.  Each of them may owe fiduciary duties to both our company and Suncanna in connection with transactions or circumstances in which our company and Suncanna have competing interests that may be resolved in a manner relatively unfavorable to our company.  As of the date of filing of the Form 10‑K, our company has not implemented additional controls or procedures targeted at identifying, controlling and minimizing these conflicts, and as a result, our business operations and results may suffer.  Moreover, market perception of actual or perceived conflicts of interest may reduce interest in our company and stock and may result in a less liquid market for our stock, all of which could reduce the value of our stock and make it more difficult for our stockholders to sell our shares.

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

As of March 20, 2016, the Parent Company had 26,980,811shares of Common Stock outstanding.  If holders of TR Capital preferred units convert those preferred units into shares of Common Stock and exercise their warrants to acquire shares of Common Stock, the Parent Company would issue up to an additional 30,013,834 shares of Common Stock and 15,095,957 warrants to acquire the Common Shares at $2.10 per share .  In addition, as of March 20, 2016, there were outstanding warrants to acquire 2,723,500 shares of Common Stock and restricted stock units, or RSUs, covering 2,344,948 shares of Common Stock.  As a result, there may be a substantial dilution to our existing shareholders.

The regulation of penny stocks by SEC and FINRA may discourage the tradability of Common Stock.

We are classified as a “penny stock” company.  The Common Stock currently trades on the OTCQB Market and is subject to an SEC rule that imposes special sales practice requirements upon broker-dealers who sell such securities to persons other than established customers or accredited investors.  For purposes of the rule, the phrase “accredited investors” means, in general terms, institutions with assets in excess of $5,000,000, or individuals having a net worth in excess of $1,000,000 (not including the prinicipal residence) or having an annual income that exceeds $250,000 (or that, when combined with a spouse’s income, exceeds $300,000).  For transactions covered by the rule, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser’s written agreement to the transaction prior to the sale. Effectively, this discourages broker-dealers from executing trades in penny stocks.  Consequently, the rule will affect the ability of purchasers in this offering to sell their securities in any market that may develop therefore because it imposes additional regulatory burdens on penny stock transactions.

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

We purchase and lease land as an integral part of our farming-and-water business. We operate in the combined watershed area of the Huerfano River and Cucharas River in the Arkansas River Basin, an area encompassing 1,860 square miles on the southern Front Range in Colorado.  As of December 31, 2015, we managed a total of 7,350 acres of land that we acquired or leased since 2009, as shown in the following table.  Short-term (year-to-year) leases are not shown in the following table.

	Acres Under Management As of December 31,
	2015			2014
	Owned	Leased	Gross	Owned	Leased	Gross
Irrigable farmland:
Farmed	421	552	973	361	318	679
Developed but not farmed	725	-	725	725	301	1,026
Undeveloped	1,920	-	1,920	1,920	-	1,920
Total irrigable land	3,066	552	3,618	3,006	619	3,625
Non-producing land:
Greenhouse development	157	-	157	-	-	-
Grazing land	3,316	-	3,316	3,316	-	3,316
Strategic water holdings	411	-	411	410	-	410
Other strategic holdings	400	-	400	806	-	806
Total non-producing land	4,284	-	4,284	4,532	-	4,532
Totals	7,350	552	7,902	7,538	619	8,157

	Acres By Location as of December 31,
	2015			2014
County (Colorado)	Owned	Leased	Gross	Owned	Leased	Gross
El Paso	2,584	-	2,584	2,584	-	2,584
Huerfano	1,792	-	1,792	1,980	-	1,980
Pueblo	2,974	552	3,526	2,974	619	3,593
Totals	7,350	552	7,902	7,538	619	8,157

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

The following table sets forth the range of high and low bid quotations for Common Stock during each quarter of 2015 and 2014. The quotations were obtained from information published by FINRA and reflect inter-dealer prices, without retail mark-up, mark-down or commission and do not necessarily represent actual transactions.

	High	Low
2015
Quarter ended December 31	$0.78	$0.48
Quarter ended September 30	0.94	0.69
Quarter ended June 30	1.04	0.45
Quarter ended March 31	0.68	0.50

2014
Quarter ended December 31	$ 0.86	$ 0.51
Quarter ended September 30	1.20	0.80
Quarter ended June 30	1.39	0.63
Quarter ended March 31	1.19	0.79

The last sale price of Common Stock on March 19, 2016 on the OTCQB market was $0.63per share. As of December 31, 2015, there were 235 holders of record. We estimate that there are approximately 900 beneficial shareholders.  In many instances, a registered shareholder is a broker or other entity holding shares in street name for one or more customers who beneficially own the shares.

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

Recent Sales of Unregistered Securities

During the year ended December 31, 2015, the Company had the following common stock transactions:

•

issued 130,833 shares to its independent board members for 2014 service;

•

issued 178,080 shares to holders of TR Capital for conversion into the Company shares;

•

issued 59,360 shares to a holders of F-2 Preferred Shares who converted into the Company shares;

•

issued 2,000 shares to a consultant for work performed in 2015; and

•

issued 86,000 shares to a previous board member from a prior RSU grant.

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

Overview

Our core business converts irrigated farmland from traditional use of growingmarginally profitable feed crops to growing fruit and vegetable crops that generate higher yield, revenue and operating margins.  In the short-term, our business model is designed to provide us with increased profitability and cash flow that is enabling us to expand our farming operations by acquiring and developing additional irrigated farmland and associated water rights and infrastructure.  In the longer term, we believe our ability and willingness to pay a higher price for water will increase our access to water.  Potentially some of our water rights can be provision to municipalities to address their supply challenges.  We seek to concentrate our acquisitions on water rights and infrastructure that are, in part, owned by municipalities, which can alleviate and expedite the legal and political processes necessary for municipal consumers to obtain excess water.

In 2014, we initiated a corporate restructuring pursuant to reorganizing substantially all of our operations under the control of TR Capital Partners, LLC, or TR Capital.  This restructuring better reflects our emphasis on acquiring and operating irrigated farming and water distribution activities under our integrated business model.  TR Capital issued all of its common units to the Parent Company and, as of March 20, 2015, had issued a total of 30,158,815 preferred units in exchange for aggregate consideration consisting of $6.0 million in cash and $18.9 million of outstanding equity securities of certain subsidiaries.  As of December 31, 2015, there were  30,013,834TR Capital preferred units outstanding.Please see “Our Organizational Structure” below for further information about the corporate restructuring and TR Capital’s outstanding units.

In 2014, we formed our wholly owned subsidiary, GrowCo, Inc. (“GrowCo”).  GrowCo’s focus is to become the number one provider of greenhouses, related infrastructure, and services to growers of cannabis, in states where such activity is legal.  At this time, GrowCo does not “touch the plant”.   In 2015, our first greenhouse was constructed and partially finished.  Our related party tenant, Suncanna, began paying rent for the entire first greenhouse and warehouse effective September 1, 2015 and began partial occupancy in October, 2015.

In 2015, we farmed a total of 973 gross acres, of which 809gross acres were planted and 164 acres were the subject of federal crop insurance payments attributable to drought conditions. We intend to develop and bring into production more of our currently held gross acres as we acquire additional water rights.  Our crop production consisted of cabbage, pumpkins and squash grown for human consumption, as well as feed crops, such as alfalfa, corn, oats and sorghum, planted as part of our crop rotation practice.  We expect to increase the variety of crops we produce as we continue to expand our farming operations through acreage we manage and through our network of growers.  Our produce marketing operations package and ship produce for our farms and for a network of farmers who grow crops for us, and to date we have sold our fruits and vegetables principally to national accounts.

Acquisitions

In 2014, we purchased an additional 73 acres of irrigated farmland, with associated water rights, in the Bessemer Ditch area.

In 2015, we returned 187 acres of land in Heurfano County, that was deemed not to be strategic to our efforts, in exchange for a cancellation of a note to the prior seller of $188,000 and accrued interest.  We purchased 41 acres and two St. Charles Mesa water taps for $197,000.

Financings

We have expanded our operations relying on various funding mechanisms, including debt, convertible debt and equity capital.  Since inception, we have raised and invested over $65 million to acquire, improve, integrate farm/water assets and launch and expand our GrowCo greenhouse facilities and support operations.

On December 31, 2013, we closed on $1,300,000 of short-term financing.  On February 1, 2014, this financing converted into preferred units of TR Capital.  In addition, TR Capital sold preferred units for $1,700,000 in cash on February 4, 2014 and sold additional preferred units for $3,000,000 in the quarter ending June 30, 2014.

For the year ending December 31, 2015, we completedthe following financing activities (net of offering costs):

•

$2,919,000 for the GCP1 offering (including the GCP1 bridge loan conversion);

•

$3,850,000 for the GrowCo Note offering; and

•

$3,828,000 for the GCP Super Units offering.

Related Party Transactions

On February 25, 2016, RH Group, LLC entered into a definitive agreement to purchase all of the equity interests  of Suncanna from the previous owner.  The closing of the proposed acquisition remains subject to certain regulatory filings and hearings in the State of Colorado regarding the transfer of rights to grow marijuana that would be deemed to result from the change in Suncanna’s ownership.  If the acquisition is completed, Suncanna would, among  other things, continue to lease a greenhouse and warehouse from GrowCo pursuant to the existing terms of the lease agreement dated as of April 1, 2015; GrowCo has waived any objection under the lease agreement attributable to the change in ownership of Suncanna.

RH Group’s investors include key shareholders of Two Rivers who also hold securities of GrowCo.  John McKowen, the Chief Executive Officer of Two Rivers and GrowCo, owns a 60% membership interest in RH Group.  Two Rivers views RH Group as the new owner as beneficial to GrowCo due to RH Group’s willingness to fully honor the existing lease agreement and enter into a service agreement with GrowCo.  Because of Mr. McKowen's majority ownership and control of a potential acquirer of Suncanna, we determined, as of February 25, 2016, that during and after fiscal year 2015 Suncanna should be regarded as a related party, and transactions with Suncanna should be classified as related party transactions, for financial statement reporting purposes.

On March 18, 2016, the Chief Financial Officer of Two Rivers and GrowCo, Wayne Harding, was appointed as Chief Executive Officer of Suncanna.  Mr. Harding has no ownership interest in Suncanna.

The seller of DFP assets is now an employee of the Company and is owed $590,000 and was paid $35,000 in interest expense for the year ended December 31 2015.

The Chief Executive Officer, Chief Financial Officer and two other employees of Two Rivers serve as the only members of the Sunset Metropolitan District (Sunset).  Sunset is a quasi-governmental agency operating under Title 32 of the State of Colorado Constitution.  As of December 31, 2015, the Company had advanced $78,000 to Sunset.

In March 2016, the Company extended a farming lease with John Stroh, II, a member of the Company’s board of directors.  In 2015, Mr. Stroh, along with a non-affilated party, leased farmland located in the Butte Valley area of the county of Huerfano, Colorado.  The new lease requires a payment of $20,000 per year.

The Chief Executive Officer of Two Rivers, John McKowen, had the following additional transactions with the Company in 2015:

•

As of December 31, 2015, purchased $625,000 of the GCP Super Units offering, at the same terms as other investors, and received a credit for a finder’s fee of $43,750; and

•

Subsequent to year end and as disclosed in Note 11, purchased an additional $200,000 of the GCP Super Units offering, at the same terms as other investors, and received a credit for a finder’s fee of $14,000.

The Chief Financial Officer of Two Rivers, Wayne Harding, invested $25,000 in the GrowCo Partners 1, LLC offering and $100,000 in the GrowCo Note offering at the same terms as other investors.

Results of Operations

Year ended December 31, 2015 compared to year ended December 31, 2014

Our revenues are a result of the activities of our farming business and leasing activities.  Presently, we grow human consumable vegetables and feed crops that include corn and sorghum.  There is an active market for all of our farm products.  Our first greenhouse began to generate revenue on September 1, 2015 and was partially occupied by Suncanna (our related party tenant, as described under “Overview – Related Party Transactions” above) in October, 2015.  Suncanna has agreed to pay the full lease payments effective September 1, 2015.

During the year ended December 31, 2015, we recognized revenues from operations of $3,438,000 compared to $2,436,000, in revenues from operations during the year ended December 31, 2014.  The increase of $1,002,000 was mostly a result of our greenhouse leasing activities through GrowCo.

For our farming operations, for the years ended December 31, 2015 and 2014, we recognized revenue of $2,413,000 compared to $2,405,000 and cost of farm revenue of $2,857,000 and $2,994,000, giving raise to a gross margin loss of $444,000 and $589,000, respectively.

For the year ended December 31, 2015,the gross margin loss of $444,000 loss was mainly caused by having an over allocation of our high value farming of fruits and vegatables to grain and restorative crops.  Corn was planted on 180 acres, sorghum on 148 acres and the other 164 acres for preventive planting/insurance for a total of 492 acres out of 973 of total farming acres, or 51% of acreage.  The sorghum was not sold, but rather plowed back into the soil for additional nutrients.

For the year ended December 31, 2014, the gross margin loss of $558,000 was mostly due to 54.6 acres of cabbage planted that were not sold.  Tip bun destroyed 4 acres of cabbage production.  This caused a total of 60 acres having to be turned under.

During the year ended December 31, 2015, operating expenses from operations were $2,610,000 compared to $2,873,000 for the year ended December 31, 2014.  The decrease of $263,000 was primarily a result of better expense management.

During the year ended December 31, 2015, other expenses were $1,508,000 compared to $1,241,000 for the year ended December 31, 2014.  The increase in other expenses of $267,000 was the result of an increase of $470,000, offset by a gain on disposal of assets of $101,000 and not recording a lost on extinguishment of debt of $109,000 that was recorded in 2014.

These figures produced a net loss of $3,746,000 for the year ended December 31, 2015 compared to a net loss of $4,666,000 for the year ended December 31, 2014.

Liquidity and Capital Resources

Resources

We believe our existing cash, cash equivalents, our projected cash flowsfrom operating activities and anticipated refinancing (or extension) of the HCIC seller carry back debt will be sufficient to meet our anticipated cash needs for at least the next twelve months.  Our future working capital requirements will depend on many factors, including the rates of our farming growth, expansion of water projects and expansion of our greenhouse development. To the extent our cash, cash equivalents and cash flows from operating activities are insufficient to fund our future activities, we may need to raise additional funds through public or private equity or debt financing. We also may need to raise additional funds in the event we determine in the future to affect one or more acquisitions of businesses, technologies and products. If additional funding is required, we may not be able to affect an equity or debt financing on terms acceptable to us or at all.

We historically have funded our operations primarily from the following sources:

•

equity and debt proceeds through private placements of Parent Company and subsidiaries securities;

•

revenue generated from operations; and

•

loans and lines of credit.

At the present time we have no available line or letters of credit.

Cash flow from operations has not historically been sufficient to sustain our operations without the above additional sources of capital.  As of December 31, 2015, we had cash and cash equivalents of $521,000.  Cash flow consumed by our operating activities totaled $3,161,000 for the year ended December 31, 2015 compared to operating activities consuming $4,372,000 for the year ended December 31, 2014.  The decrease of $1,211,000 is due to payment of preferred distributions of $1,458,000 in the form of non-cash in 2015 (compared to $588,000 for the year ended December 31, 2014) off-set by our expansion of GrowCo operations.

As of December 31, 2015, we had $1,673,000 in current assets and $13,135,000 in current liabilities. A large portion of the current liabilities ($6,752,000) is from the HCIC seller carry back notes, that are due June 30, 2016.  It is management’s intension to offering existing note holders the opportunity to extend their notes and for those note holders not wishing to extend, obtain financing to pay the notes.  The seller carry back notes have the HCIC ditch system as collateral, with an appraised value of $24,216,000.

Additionally another $4,000,000 of our GrowCo notes is classified incurrent liabilities.  The notes are due April 1, 2020; however the holders have the right request full payment of the principal balance with a 60 day notice anytime after April 1, 2016.  Management believes that none of the note holders will request the early principal payment option due to the high rate of interest and all note holders are also investors in other of the Company’s securities.

For cash used in investing activities, during the years ended December 31, 2015 and 2014 we used $5,878,000 in 2015 compared to $1,677,000 in 2014.  The increase of $4,201,000 were mostly due to the construction of GrowCo’s first and second greenhouse.

Cash produced in financing activities was $7,626,000 for the year ended December 31, 2015 compared to a production of cash of $5,914,000 for the year ended December 31, 2014.During 2015, we converted $1,840,000 bridge loan financing to GrowCo Partners 1, LLC membership interest, collected an additional $1,227,000 to complete our GrowCo Partners 1, LLC offering and collected $3,828,000net from our GCP Super Unit, LLC offering.  We also generated a net of $3,933,000 net from our GrowCo Note offering.

During 2014, we issued the GCP1 bridge loan for $1,870,000, sold TR Capital preferred units for $4,363,000, obtained new financing of $180,000 and received payments on notes payable of $499,000.  In January 2015, $1,840,000 of the $1,870,000 GCP1 bridge loan was converted to GCP1 preferred units.

Requirements

Our farming business is very seasonal.  It requires investment of funds for the farm inputs to grow our food that is harvested in the third and fourth quarter of each year.  We do not anticipate any major change in the cost of our farm inputs.  We estimate that we will invest approximately $1,200,000 into farm inputs (which includes farm labor) before our farm revenues begin.

In January 2015 we renewed a lease with the Colorado Center in Denver, Colorado, for our corporate headquarters.  The space is 1,775 square feet and monthly payments of $3,900, with minor escalations and common area maintenance charges.  The lease terminates on June 30, 2018.  The amounts due at the base rate are as follows:

Period	Amount Due
2016	$47,000
2017	$47,000
2018	$23,000

We have entered into leases of farmland, which are as follows:

Expiration	County	Acres	Amount per Year
2018	Pueblo	301	$187,000
2032	Pueblo	95	$14,000

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

Below is a table showing our antificpated principal payments due by periods.

	Payments due by period
	Less than 1 year	1-3 years	More than 3 years (1)	Total
Long-Term Debt Obligations	$7,010,000	$3,170,000	$4,754,000	$14,934,000
Capital Lease Obligations	-	-	-	-
Operating Lease Obligations	247,000	487,000	182,000	916,000
Purchase and Development Obligations	-	-	-	-
Other Long-Term Obligations	-	-	-	-
Total	$7,257,000	$3,657,000	$4,936,000	$15,850,000

Note:  (1) includes $4,000,000 of GrowCo notes that can be called anytime after April 1, 2016 with a 60 day notice by holder.

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

Lease Revenues – Related Party

GrowCo’s subsidiary GrowCo Partners 1, LLC leases a greenhouse and warehouse to Suncanna, our related -party lessee, pursuant to a lease agreement dated April, 2015.  The lease agreement is classified as an operating lease because it does not meet any of the four criteria listed in subsection 25-1 of ASC 840-10-25,“Lease Classification Criteria”.  Lease revenue – related party is recognized monthly at the end of each month.  Total lease payments under the 60 month lease agreement, which are $11,151,000, is divided by the lease term.  Therefore, the average lease rate per month is $186,000. This spreads the total amount of the lease payment stream over the life of the lease.

Lease revenue – related party is recognized monthly at the end of each month.  Total lease payments under the 60 month lease agreement, which are $11,151,000, is divided by the lease term.  Therefore, the average lease rate per month is $186,000. This spreads the total amount of the lease payment stream over the life of the lease.  Under ASC 840-10-25-45 “Lease Classification Criteria”, GrowCo’s lease with Suncanna does not meet any of the criteria for a capital lease; therefore the lease is classified as an operating lease.

As of December 31, 2015, we have advanced $203,000 to our related party tenant, Suncanna, to assist with its working capital.  ASC 605-45-45 “Revenue Recognition, Prinicipal Agent Considerations” provides eight indicators that may support reporting gross revenue.  While GrowCo does not have any rights to Suncanna’s cannabis inventory, we determined that GrowCo is the primary obligor of Suncanna’s working capital commitments, performs part of the service on behalf of Suncanna, involved in the determination of services to Suncanna, and has credit risk.  Therefore, the $203,000 advance is recognized as an addition to leasing revenue –related party and is shown as a direct cost of leasing revenue.

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

Stock Based Compensation

We account for share-based payments in accordance with FASB Accounting Standards Codification (“ASC”) 710-10-55 (prior authoritative guidance:  FASB Statement 123-R Share-Based Payments).  We use the Black-Scholes option valuation model to estimate the fair value of stock options and warrants issued under ASC 710-10-55.  For the years ended December 31, 2015 and 2014, equity compensation in the form of stock options, warrants and grants of restricted stock that vested totaled  $204,000 and $247,000, respectively.

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

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps: identify the contract(s) with a customer; identify the performance obligations in the contract; determine the transaction price; allocate the transaction price to the performance obligations in the contract; and recognize revenue when (or as) the entity satisfies a performance obligation. ASU 2014-09 supersedes the revenue recognition requirements in Accounting Standards Codification Topic No. 605, Revenue Recognition, most industry-specific guidance throughout the industry topics of the accounting standards codification, and some cost guidance related to construction-type and production-type contracts. ASU 2014-09 is effective for public entities for annual periods and interim periods within those annual periods beginning after December 15, 2017. Early adoption is not permitted. Companies may use either a full retrospective or a modified retrospective approach to adopt ASU 2014-09.  We are evalutating the impact of this ASU on our financial statement presentation and disclosure.

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

In April 2015, FASB issued ASU 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.  The guidance in the ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is allowed for financial statements that have not been previously issued. Debt issuance costs related to a recognized debt liability will be presented on the balance sheet as a direct deduction from the debt liability, similar to the presentation of debt discounts.  The Company has elected to adopt this ASU early and is presented in these financial statements.

On February 25, 2016, FASB issued a new lease accounting standard, ASU 2016-02, Leases (Topic 842). The new leasing standard presents changes to the balance sheets of lessees.  The guidance in the ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018.  Lessor accounting is updated to align with certain changes in the lessee model and the new revenue recognition standard.  We are evaluating the impact of this ASU on our financial statement disclosures.

Management does not believe that any other recently issued, but not effective, accounting standards if currently adopted would have a material effect on the accompanying consolidated financial statements.

Off Balance Sheet Arrangements

We have no significant off balance sheet transactions, arrangements or obligations.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to the impact of interest rate changes and change in the market values of our real estate properties. Based on our market risk sensitive instruments outstanding as of December 31, 2015, as described below, it was determined that there was no material market risk exposure to our consolidated financial position, results of operations, or cash flows as of such date. We do not enter into derivatives or other financial instruments for trading or speculative purposes.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item is presented beginning at page F-1 appearing immediately after “Signatures” below.

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Management’s Evaluation of Disclosures Controls and Procedures

Our management, comprised of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2015.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives as described above.  Based on this evaluation, our management concluded that as of December 31, 2015, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated 2013 Framework.  Based on this assessment, management concluded that, as of December 31, 2015, our internal control over financial reporting was effective based on those criteria.

Changes in Internal Control over Financial Reporting

None.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS AND CORPORATE GOVERNANCE, COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

At December 31, 2015, our officers and directors were the individuals listed below:

Name	Age	Position
John R. McKowen	66	Chief Executive Officer and Chairman of the Board of Directors
Wayne Harding	61	Chief Financial Officer and Secretary
John Stroh II	64	Director
Dennis Channer	65	Director
Gregg Campbell	71	Director
Rockey Joe Wells	66	Director

Our officers are elected by the board of directors at the first meeting after each annual meeting of our shareholders and they hold office until their successors are duly elected and qualified under our bylaws.

The directors named above will serve until the next annual meeting of our shareholders, which is expected to be held on September 15, 2016.  Officers hold their positions at the pleasure of the board of directors subject to the terms of employment agreements described below in “Item 11.  Executive Compensation” under the heading “Executive Compensation—Employment and Change in Control Agreements.”  There is no arrangement or understanding between our directors and officers and any other person pursuant to which any director or officer was or is to be selected as a director or officer.

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

Wayne Harding has served as our Chief Financial Officer and Secretary since September 2009 and served as our controller from 2008 to September 2009.  He served as vice president business development of Rivet Software from 2004 to 2007.  From 2002 to 2004 Mr. Harding was the owner and President of Wayne Harding & Company PC, and from 2000 until 2002 he was director-business development of CPA2Biz.  Mr. Harding serves on the board of directors and head of the Audit Committee of AeroGrow International, a public company that manufactures and markets soil-free indoor garden products.  Mr. Harding holds an active CPA license in Colorado and holds the CGMA (Charter Global Management Accountant) designation.  Mr. Harding is past-President of the Colorado Society of CPAs.  He received his BS and MBA degrees from the University of Denver.

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

Gregg Campbellhas served as a director, a member of the audit committee and the chair of the compensation, governance and nominating committee since July, 2011.  Mr. Campbell began his career in water with the Denver Board of Water Commissioners in 1974. Over a span of fourteen years with Denver Water, he served in various engineering capacities, was Chief Planner for the Denver water system, and oversaw the management of Denver’s multi-billion dollar water portfolio as Chief of Water Rights Acquisition, Protection and Development.  In 1988, Mr. Campbell left public service for the private sector, founding Kiowa Resources, Inc., a water investment and development venture. As president and CEO of Kiowa, he directed the acquisition of senior South Platte River water rights and assets and the development of an innovative municipal water supply project concept that has been widely copied. Kiowa Resources ceased operations in 2001.  In 1995, Mr. Campbell founded HydroSource, LLC to provide consulting and water rights brokerage services to buyers and sellers of water, water rights, and water storage reservoirs in both the public and private sectors of the Colorado Front Range. HydroSource specializes in assembling large blocks of water, water rights, and water storage for municipal and commercial customers, but provides equal attention to the needs of individual clients. HydroSource emphasizes customizing water transactions to fit the client’s specific needs. The company has successfully closed in excess of one hundred million dollars in water rights and water storage sales.  Mr. Campbell has testified on multiple occasions as an expert on water rights, and water rights and water storage valuation, in Colorado water court and condemnation proceedings.  Mr. Campbell brings to the Board of Directors an in depth knowledge of water and water rights.  He serves as Chair of our Compensation, Nominating and Governance Committee and also is on the Board’s Audit Committee.

John Stroh IIhas served as a director since September 2010.Mr. Stroh received his Bachelor of Science in Business Administration from Colorado State University in 1976. In 1991, he passed the Colorado state Certified Appraiser exam. He received his real estate broker license in the State of Colorado in 1976. Mr. Stroh has been a real estate broker since he received his broker license in 1976. He is the owner/managing broker of Southern Colorado Land and Livestock Company, a real estate management, appraisal, consulting, and brokerage firm.  Mr. Stroh is also an instructor for the Trinidad State Junior College. He teaches real estate courses including water law, broker courses, and mandatory fair housing courses.  Mr. Stroh is Secretary of the Lower Cucharas Water Users Association and Secretary of the Holita Ditch and Reservoir Companies and Secretary of the Walsenburg Ditch Company. He is also Chairperson of the Sangre de Cristo Habitat Partnership Program Committee.

Rockey Wells has a long history of leadership and management experience. Mr. Wells has an educational background in Business, Business Administration, and Public Administration, earning a Bachelor of Arts degree at Western State Colorado University, a Bachelor of Science at Central State University, OK, and a Master of Education at Antioch University, OH. His leadership experience started with the Colorado Department of Corrections as Deputy Director.Mr. Wells was a Chairman of the Governor’s Executive Committee for Building of Prisons in Colorado, and was named Outstanding National Director by the GSA for Federal Property Management. During his time with the DOC, Mr. Wells was named Outstanding Administrator for two consecutive years. Mr. Wells was also an owner and operator of several mortuaries in both Colorado and Wyoming. As the Executive Vice President of Property Management, Mr. Wells managed multi-family housing developments, shopping centers, and office buildings in Oklahoma, Nevada, and Texas, operating on a budget of over 50 million dollars. He currently holds the position of CEO of Shadow Mountain Management, a health care operation consisting of several nursing homes, assisted living housing, and home care operations around the state of Colorado. He has created roughly190 positions within the company, and expects growth of 120 more over the next 15 months. Mr. Wells has more than 40 years of leadership experience, and offers a wealth of knowledge in project management and development.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers and directors, and persons who own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership with the SEC.  Officers and directors are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.  Based on our review of copies of such reports received, and representations from certain reporting persons, we believe that, during the fiscal year ended December 31, 2015, all of the Section 16(a) filing requirements applicable to our officers and directors were filed in compliance with all applicable requirements.

ITEM 11.

EXECUTIVE COMPENSATION

Executive Compensation

Summary Compensation Table for 2015

The following table sets forth certain information concerning compensation paid to each of the individuals who served as executive officers during 2015:

SUMMARY COMPENSATION TABLE

Name & Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) (1)	Option Awards ($)	Non-equity incentive plan comp ($)	Non-qualified deferred comp earnings ($)	All other comp ($)	Total ($)
	2015 (2)	258,050	-	-	-	-	-	38,284	296,334
John McKowen, CEO, Chairman	2014 (2)	281,400	-	245,000	-	-	-	38,284	564,684
	2013 (3)	246,010	-	-	-	-	-	31,284	277,294
	2015 (4)	154,231	-	-	-	-	-	6,800	161,031
Wayne Harding, CFO & Secretary	2014 (3)	136,200	-	81,667	-	-	-	4,800	222,667
	2013 (4)	123,772	-	83,333	-	-	-	4,800	211,905

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

(2)	Other Compensation is the payment of the health insurance benefit by the Company ($13,284) and office allowance ($25,000).
(3)	Other Compensation is the payment of the health insurance benefit by the Company ($13,284) and office allowance ($18,000).
(4)	Other Compensation is the payment of the health insurance benefit by the Company ($6,800).
(5)	Other Compensation is office reimbursement ($10,000) and health insurance benefit ($4,800).

Grants and Issuance of Plan-Based Awards for 2015 and 2014

No plan-based awards were granted to our executive officers during 2015.   For the year ended December 31, 2014, the Company issued through prior RSU grants, 600,000 common shares to John R. McKowen and 166,667 common shares to Wayne Harding, that were vested in prior years.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth certain information as to unexercised restricted stock units held on December 31, 2015 by the named executive officers.

	Stock Awards
Name	Number of RSUs that have vested (#)	Market value of RSUs that have vested ($) (1)	Number of RSUs that have not vested (#)	Market value of RSUs that have not vested ($) (1)
John R. McKowen	1,880,948	$ 1,260,000	-	$ -
Wayne Harding	-	$ -	-	$ -
(1) The closing price of our common stock on OTCQB on December 31, 2015 was $0.66

Option Exercises and Stock Vested in 2015

No shares of Common Stock vested during 2015 under RSUs held by our executive officers.

Employment and Change in Control Agreements

We entered into employment agreements with each of John McKowen and Wayne Harding effective as of January 1, 2011.  Each of these employment agreements renews automatically for successive one-year terms until either party delivers notice of termination within 30 days of the expiration of the then-current term.

Under each agreement, annual base salary and other compensation is to be reviewed, and may be adjusted upward, no less frequently than quarterly.  Mr. McKowen’s annual base salary initially was $180,000 and was increased to $250,000 effective January 1, 2013.  Mr. Harding’s annual base salary has been $120,000 per year.

Each agreement provides that executive officer party thereto will be entitled, in the event his employment is terminated during the term by us without cause (as defined) or by him for good reason (as defined), to (a) receive an amount in cash equal to six months’ base salary at the highest base salary in effect during the twelve months prior to termination plus the amount of the annual bonus, if any, paid to him for the preceding fiscal year, prorated to the termination date and (b) immediate vesting of all non-vested stock options.  Both agreements provide for immediate vesting of all non-vested stock options in the event of a change in control, which generally is defined to be a sale or other disposition to a person, entity or group of 50% or more of our consolidated assets.The following table sets forth estimated compensation that would have been payable to our executive officers upon termination of employment, assuming termination took place on December 31, 2015, whether in connection with a change in control or otherwise.  Neither Mr. McKowen nor Mr. Harding held unvested options as of December 31, 2015, and therefore neither would have been entitled to additional compensation had a change in control occurred as of December 31, 2015.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL TABLE

Name	Acceleration of Compensation Upon Termination
John R. McKowen	$ 125,000
Wayne Harding	$ 60,000

Director Compensation

The following table sets forth information concerning compensation paid to our outside directors for services during 2015:

Name	Fees earned or paid in cash	Stock award	Total
John Stroh	$ 8,000	$ 20,400	$ 28,400
Dennis Channer	$ 8,000	$ 27,200	$ 35,200
Gregg Campbell	$ 8,000	$ 27,200	$ 35,200
Rockey Wells	-	$ 3,513	$ 3,513

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

In 2015, we expensed stock compensation for the following shares of Common Stock:  Dennis Channer, 40,000 shares; Gregg Campbell, 40,000 shares; John Stroh, 30,000 shares; and Rockey Wells, 5,625 shares.

Corporate Governance

Code of Conduct

We have adopted a written code of ethics that applies to directors, officers and employees, including the principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions.  You can access our code of conduct for our board in the “Investor” section of our website located at www.2riverswater.com/investors.  Employees’ (including officers and management) code of conduct is detailed in our employee handbook, which all employees must sign. We post on our website all disclosures required by law concerning any amendments to, or waivers from, any provision of the code.  Our website and its contents are not incorporated into this report.

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

Compensation Committee Interlocks and Insider Participation

The members of the compensation, governance and nominating committee are Gregg Campbell and Dennis Channer.  Neither Mr. Campbell nor Mr. Channer has ever been an officer or employee of our company or any subsidiary of ours or had any relationship with us during 2015 requiring disclosure under Item 404 of Regulation S-K of the SEC.

Neither of the executive officers has served as a director or member of the compensation committee (or other committee serving an equivalent function) of any other entity, one of whose executive officers served as a member of our board of directors or our compensation committee.

Director Attendance at Board and Shareholder Meetings

The board of directors met formally three times during 2015, either in person or by teleconference. Each incumbent director attended at least 75% of the meetings of the board held in 2015 during the period in which such person was a director.

We do not have a policy regarding director attendance at our annual meetings of shareholders.  Messrs. Channer, Stroh, and Campbell attended our annual meeting of shareholders held on September 15, 2015.

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

The audit committee met four times during 2015, either in person or by teleconference.  During 2015, each member of the audit committee attended at least 100% of the meetings of the committee held during the period in which such director was a member of the audit committee.

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

The Compensation, Governance and Nominating Committee met once during 2015.

Audit Committee Report

The audit committee has reviewed and discussed the audited consolidated financial statements of the Parent Company and its subsidiaries for fiscal 2015, and has discussed these financial statements with the Parent Company’s management and independent registered public accounting firm for fiscal 2015, Eide Bailly LLP.

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

Based on its discussions with management and the independent registered public accounting firm, and its review of the representations and information provided by management and Eide Bailly LLP, the audit committee recommended to the board of directors that the audited consolidated financial statements be included in the Parent Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

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

The following table lists the percentage of shares beneficially owned based on 26,980,811shares of Common Stock outstanding as of March 20, 2016, which include shares of Common Stock issuable upon the exercise of options, or upon the vesting of RSUs, by May 19, 2016 (60 days after March 20, 2016).  Except as otherwise indicated, all of the shares reflected in the table are Common Stock and all persons listed below have sole voting and investment power with respect to the shares beneficially owned by them, subject to applicable community property laws.

	Shares Beneficially Owned
Name of Beneficial Owner	Number	Percentage
John McKowen (1)	4,451,620	15.4%
Wayne Harding (2)	708,089	2.5%
John Stroh II	671,402	2.3%
Dennis Channer	170,000	*
Gregg Campbell	155,000	*
Rockey Wells	455,750	1.6%
All directors and executive officers as a group (6 persons)	6,611,861	22.9%

*

Less than 1%.

(1) Includes 1,880,947 shares subject to restricted stock units.
(2) Includes 6,666 shares owned by an individual retirement account for the benefit of Mr. Harding's spouse.

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

ITEM 13.

CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The following discussion relates to certain transactions that involve both our company and one of our executive officers, directors or five-percent shareholders, each of whom we refer to as a “related party.”  For purposes of this discussion, a “related-party transaction” is a transaction, arrangement or relationship in which we participate and in which a related party has a direct or indirect material interest.

Since January 1, 2015 there have been the following related-party transactions, except for the compensation arrangements described under “Executive Compensation” and “Director Compensation”:

•

The seller of DFP assets is now an employee of the Company and is owed $590,000 and was paid $35,000 in interest expense for the year ended December 31 2015.

•

The Company’s Chief Executive Officer, Chief Financial Officer and two other employees of the Company serve as the only members of the Sunset Metropolitan District (Sunset).  Sunset is a quasi-governmental agency operating under Title 32 of the State of Colorado Constitution.  As of December 31, 2015, the Company has advanced $78,000 to Sunset.

•

In March 2016, the Company extended a farming lease with John Stroh, II, a member of the Company’s board of directors.  In 2015, Mr. Stroh, along with a non-affilated party, leased farmland located in the Butte Valley area of the county of Huerfano, Colorado.  The new lease requires a payment of $20,000 per year.

•

The Company’s Chief Executive Officer, John McKowen, had the following transactions with the Company:

o

As of December 31, 2015, purchased $625,000 of the GCP Super Units offering, at the same terms as other investors, and received a credit for a finder’s fee of $43,750;

o

Subsequent to year end and as disclosed in Note 11, purchased an additional $200,000 of the GCP Super Units offering, at the same terms as other investors, and received a credit for a finder’s fee of $14,000; and

o

GrowCo Partners 1, LLC leases a greenhouse and warehouse to Suncanna.  Effective Feburary 25, 2016, RH Group, LLC, of which Mr. McKowen holds a 60% membership interest, entered into a definitive agreement to purchase all of the equity interestsof Suncanna from its previous owner.

o

Because of the events described above that occurred subsequent to year-end, we have classified our relationship with Suncanna as that with a related party.  We generated leasing revenues—related party totaling $947,000, incurred costs of leasing revenues—leasing revenues totaling $203,000, and held accounts receivable totaling $910,000 with our related party tenant Suncanna during and as of the year ended December 31, 2015.

•

The Chief Financial Officer of Two Rivers and GrowCo, Wayne Harding, invested $25,000 in the GrowCo Partners 1, LLC and $100,000 in the GrowCo Note offering at the same terms as other investors.

•

On March 18, 2016, the Company’s Chief Financial Officer, Wayne Harding, was appointed as Chief Executive Officer of Suncanna.  Mr. Harding has no ownership in Suncanna.

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

The following table represents aggregate fees billed to us by Eide Bailly LLP during 2015 and 2014.

	Year Ended December 31,
	2015	2014
Audit Fees	$ 77,698	$ 73,231

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following is a complete list of exhibits filed as part of this Form 10-K. Exhibit number corresponds to the numbers in the Exhibit table of Item 601 of Regulation S-K.

			Incorporated by Reference
Exhibit		Filed		Filing Dated	Exhibit
Number	Description of Exhibit	Herewith	Form	with SEC	Number
3.1	Restated Articles of Incorporation of Two Rivers Water & Farming Company		10-K	March 25, 2013	3.1
3.2	By-laws of Two Rivers Water & Farming Company		10-K	March 25, 2015	3.1
10.1	Agreement and Plan of Merger dated as of September 14, 2010 among Two Rivers Water & Farming Company, TRWC, Inc. and Two Rivers Basin, LLC		8-K	September 22, 2010	2.1
10.2	Form of Promissory Note of Two Rivers Water & Farming Company		8-K	April 3, 2012	10.1
	Relating to Purchase Agreement regarding Orlando Reservoir No. 2:
10.3a	Purchase Agreement dated as of September 22, 2010 between The Orlando Reservoir No. 2 Company, LLC and TRWC, Inc.		10-K/A	August 29, 2012	10.2
10.3b	First Amendment dated as of October 14, 2010 between The Orlando Reservoir No. 2 Company, LLC and TRWC, Inc.		10-K/A	August 29, 2012	10.3
10.3c	Second Amendment dated as of November 17, 2010 between The Orlando Reservoir No. 2 Company, LLC and TRWC, Inc.		10-K/A	August 29, 2012	10.4
10.3d	Third Amendment dated as of November 19, 2010 between The Orlando Reservoir No. 2 Company, LLC and TRWC, Inc.		10-K/A	August 29, 2012	10.5
10.3e	Fourth Amendment dated as of January 28, 2011 between The Orlando Reservoir No. 2 Company, LLC and TRWC, Inc.		10-K/A	August 29, 2012	10.6
	Relating to acquisition of Orlando Membership Interest:
10.4a	Second Amendment dated as of September 7, 2011 among Orlando Reservoir No. 2 Company, LLC, Family Ranch Holdings, LLC, Two Rivers Water & Farming Company, TRWC, Inc., TRW Orlando Water Assets, LLC and Two Rivers Farms F-2, LLC		8-K	September 12, 2011	99.1
10.4b	Promissory Note dated as of September 7, 2011 of Orlando Reservoir No. 2 Company, LLC and TRW Orlando Water Assets, LLC issued to Family Ranch Holdings, LLC		8-K	September 12, 2011	99.2
10.5	Purchase and Supply Agreement dated as of September 21, 2011 between Aurora Organic Farms, Inc. and Two Rivers Water & Farming Company		8-K	September 22, 2011	99.1

Incorporated by Reference
Exhibit		Filed		Filing Dated	Exhibit
Number	Description of Exhibit	Herewith	Form	with SEC	Number

	Relating to acquisition of assets of Dionisio Produce & Farms:
10.6a	Master Agreement dated as of April 12, 2012 among R&S Dionisio Real Estate and Equipment, LLC, Dionisio Produce & Farms, LLC, Russell L. Dionisio, Two Rivers Farms, LLC and TRWC, Inc.	8-K	June 16, 2012	99.2
10.6b	First Amendment dated as of April 12, 2012 to Master Agreement among R&S Dionisio Real Estate and Equipment, LLC, Dionisio Produce & Farms, LLC, Two Rivers Farms, LLC and TRWC, Inc.	8-K	June 16, 2012	99.3
10.6c	Second Amendment dated as of April 12, 2012 to Master Agreement among R&S Dionisio Real Estate and Equipment, LLC, Dionisio Produce & Farms, LLC, TR Bessemer, LLC and TRWC, Inc.	8-K	June 16, 2012	99.4
10.6d	Third Amendment dated as of April 12, 2012 to Master Agreement among R&S Dionisio Real Estate and Equipment, LLC, Dionisio Produce & Farms, LLC, TR Bessemer, LLC and TRWC, Inc.	8-K	June 16, 2012	99.5
10.6e	Second Closing dated as of November 2, 2012 to Master Agreement among R&S Dionisio Real Estate and Equipment, LLC, Dionisio Produce & Farms, LLC, Russell L. Dionisio, TR Bessemer, LLC and TRWC, Inc.	8-K	June 16, 2012	99.6
10.6f	Assignment of Trademark dated as of November 2, 2012 among R&S Dionisio Real Estate and Equipment, LLC, Dionisio Produce & Farms, LLC and TR Bessemer, LLC	8-K	June 16, 2012	99.7
10.6g	Bill of Sale dated as of November 2, 2012 among R&S Dionisio Real Estate and Equipment, LLC, Dionisio Produce & Farms, LLC, TR Bessemer, LLC and TRWC, Inc.	8-K	June 16, 2012	99.8
10.6h	Promissory Note dated as of November 2, 2012 of RR Bessemer, LLC issued to R&S Dionisio Real Estate and Equipment	8-K	June 16, 2012	99.9
10.6i	Assignment of Produce Contracts among R&S Dionisio Real Estate and Equipment, LLC, Dionisio Produce & Farms, LLC, TR Bessemer, LLC and TRWC, Inc.	8-K	June 16, 2012	99.1
10.6j	Lease Agreement dated as of November 2, 2012 among R&S Dionisio Real Estate and Equipment, LLC, Dionisio Produce & Farms, LLC, TR Bessemer, LLC and TRWC, Inc.	8-K	June 16, 2012	99.12

Incorporated by Reference
Exhibit		Filed		Filing Dated	Exhibit
Number	Description of Exhibit	Herewith	Form	with SEC	Number

10.7	Series A Convertible Preferred Stock Purchase Agreement dated as of November 25, 2012 among Dionisio Farms & Produce, Inc., TRWC, Inc. and Investors	10-K	March 25, 2013	4.5
10.8	Conversion Agreement effective as of December 31, 2012 among Two Rivers Farms F-1, LLC, Two Rivers Water & Farming Company and Investors	10-K	March 25, 2013	4.6
10.9	Conversion Agreement effective as of December 31, 2012 among Two Rivers Farms F-2, LLC, Two Rivers Water & Farming Company and Investors	10-K	March 25, 2013	4.7
10.1	Conversion Agreement effective as of December 31, 2012 among Two Rivers Water & Farming Company and Investors	10-K	March 25, 2013	4.8
10.11	Commercial Lease Agreement dated as of August 29, 2014 between GrowCo, Inc. and Cool House Farms, LLC	8-K	September 4, 2014	10.1
10.12	Commercial Lease Agreement dated as of August 29, 2014 between GrowCo, Inc. and Mojo MJ, LLC	8-K	September 4, 2014	10.1
10.13	Real Estate Purchase Agreement dated as of September 16, 2014 between Two Rivers Water & Farming Company and Farmland Partners Inc.	8-K	September 18, 2014	10.1
	Relating to Financing of TR Capital Partners, LLC:
10.14a	Limited Liability Company Agreement dated as of January 31, 2014 among TR Capital Partners, LLC and the Members named therein	8-K	May 14, 2014	10.1
10.14b	Membership Interest Purchase Agreement dated as of January 31, 2014 among TR Capital Partners, LLC and the Investors named therein	8-K	May 14, 2014	10.2
10.14c	Exchange Agreement dated as of January 31, 2014 among TR Capital Partners, LLC, Two Rivers Water & Farming Company and the Holders named therein	8-K	May 14, 2014	10.2
	Relating to 2005 Stock Option Plan:
†10.16	2005 Stock Option Plan	10-K	March 25, 2015	10.16
	Relating to 2011 Long-Term Stock Plan:
†10.17a	2011 Long-Term Stock Plan	10-K	March 25, 2015	10.17
†10.17b	Form of Restricted Stock Unit Award Agreement for Employees	10-K	March 25, 2015	10.17
†10.17c	Form of Restricted Stock Unit Award Agreement for Non-Employees	10-K	March 25, 2015	10.17

Incorporated by Reference
Exhibit		Filed		Filing Dated	Exhibit
Number	Description of Exhibit	Herewith	Form	with SEC	Number

†10.19	Employment Agreement dated as of January 1, 2011 between John R. McKowen and Two Rivers Water & Farming Company		10-K	March 30, 2011	10.1
†10.20	Employment Agreement dated as of January 1, 2011 between Wayne Harding and Two Rivers Water & Farming Company		10-K	March 30, 2011	10.3
10.21	Real estate lease between GrowCo Partners 1, LLC and Suncanna, LLC	X	10-K	30-Mar-11	10.3
21.1	List of Subsidiaries of Two Rivers Water & Farming Company	X
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
*32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

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

Dated: March 25, 2016	TWO RIVERS WATER & FARMING COMPANY
/s/John R. McKowen
John R. McKowen Chief Executive Officer (Principal Executive Officer)
/s/ Wayne Harding
Wayne Harding Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: March 25, 2016	/s/John R. McKowen
John R. McKowen President, Chief Executive Officer and Chairman of the Board
/s/ John Stroh II
John Stroh II Director
/s/Dennis Channer
Dennis Channer Director
/s/ Gregg Campbell
Gregg Campbell Director

FINANCIAL STATEMENTS

Two Rivers Water & Farming Company

2015 Financials

TWO RIVERS WATER & FARMING COMPANY AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Two Rivers Water & Farming Company

Denver, Colorado

We have audited the accompanying consolidated balance sheets of Two Rivers Water & Farming Company (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the years then ended. Two Rivers Water & Farming Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Two Rivers Water & Farming Company as of December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America.

/s/ Eide Bailly LLP
Greenwood Village, Colorado
March 24, 2016

Two Rivers Water & Farming Company

2015 Financials

TWO RIVERS WATER & FARMING COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except for number of shares)

	December 31,
	2015	2014
ASSETS:
Current Assets:
Cash and cash equivalents	$ 521	$ 1,934
Accounts receivable, net	110	112
Accounts receivable, related party	910	-
Farm product	81	21
Deposits and other current assets	51	61
Total Current Assets	1,673	2,128
Long Term Assets:
Property, equipment and software, net	1,949	2,162
Land	5,154	5,281
Water assets	31,550	31,344
Greenhouse and infrastructure	1,827	-
Construction in progress	4,684	1,081
Intangible assets, net	917	957
Other long term assets	135	77
Total Long Term Assets	46,216	40,902
TOTAL ASSETS	$ 47,889	$ 43,030

LIABILITIES & STOCKHOLDERS' EQUITY:
Current Liabilities:
Accounts payable	$ 367	$ 166
Preferred dividend payable	1,341	513
Current portion of notes payable	11,068	3,284
Accrued liabilities	359	286
Total Current Liabilities	13,135	4,249
Notes Payable, net of current portion and unamortized debt issuance costs	3,630	10,086
Total Liabilities	16,765	14,335
Commitments & Contingencies (Note 9)
Stockholders' Equity:
Common stock, $0.001 par value, 100,000,000 shares authorized, 26,980,811 and 26,524,538 shares issued and outstanding at Dec 31, 2015 and 2014, respectively	27	27
Additional paid-in capital	73,702	73,217
Accumulated (deficit)	(73,517)	(67,360)
Total Two Rivers Water Company Shareholders' Equity	212	5,884
Noncontrolling interest in subsidiary	30,912	22,811
Total Stockholders' Equity	31,124	28,695
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$ 47,889	$ 43,030

The accompanying notes to consolidated financial statements are an integral part of these statements.

Two Rivers Water & Farming Company

2015 Financials

TWO RIVERS WATER & FARMING COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except for Loss per Share)

	For the year ended December 31,
	2015	2014
Revenue
Farm	$ 2,413	$ 2,405
Lease –related party	947	-
Leases - other	62	-
Member assessments	10	16
Other	6	15
Total Revenue	3,438	2,436
Direct cost of revenue
Cost of farm revenue	2,857	2,994
Cost of lease revenue – related party	203	-
Total direct cost of revenue	3,060	2,994
Gross profit (loss)	378	(558)
Operating expenses:
General and administrative	2,051	2,364
Depreciation & amortization	559	509
Total operating expenses	2,610	2,873
(Loss) from operations	(2,232)	(3,431)
Other income (expense)
Gain on disposal of assets	101	-
Interest expense	(1,520)	(1,050)
Loss on debt extinguishment	-	(108)
Warrant and options expense	(86)	(81)
Other income (expense)	(3)	(2)
Total other income (expense)	(1,508)	(1,241)
Net (Loss) from operations before taxes	(3,740)	(4,672)
Income tax (provision) benefit	-	-
Net (Loss) before Non-Controlling Interest	(3,740)	(4,672)
Net loss (income) attributable to the noncontrolling interest	(6)	6
Net (Loss)	(3,746)	(4,666)
Preferred shareholder distributions	(2,411)	(1,643)
Net (Loss) attributable to Two Rivers Water & Farming Company Common Shareholders	$ (6,157)	$ (6,309)

(Loss) Per Share - Basic and Dilutive:	$ (0.22)	$ (0.24)
Weighted Average Shares Outstanding:
Basic and Dilutive	26,782	25,966

The accompanying notes to consolidated financial statements are an integral part of these statements.

Two Rivers Water & Farming Company

2015 Financials

TWO RIVERS WATER & FARMING COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the year ended ended December 31,
	2015	2014
Cash Flows from Operating Activities:
Net (Loss)	$ (6,157)	$ (6,309)
Adjustments to reconcile net income or (loss) to net cash (used in) operating activities:
Depreciation	519	471
Amortization of intangibles	40	40
(Loss) income attibutable to noncontrolling interests	6	(6)
Warrant and option modification expense	86	50
Gain on disposal of assets	(101)	(3)
Loss on debt extinguishment	-	55
Impairment of CIP	-	34
Interest expense forgiveness	-	38
Stock based compensation	118	146
In-kind distributions	1,458	588
Accretion of debt discount	245	23
Net change in operating assets and liabilities:
(Increase) in advances & accounts receivable	(907)	(58)
(Increase) decrease in farm product	(59)	8
(Increase) decrease in deposits, prepaid expenses and other assets	(50)	47
Increase in accounts payable	202	118
Increase in accrued liabilities and other	1,439	386
Net Cash (Used in) Operating Activities	(3,161)	(4,372)

Cash Flows from Investing Activities:
Purchase of property and equipment	(96)	(284)
Purchase of land, water shares, infrastructure	(352)	(303)
Transfer of construction in progress to finished greenhouse	(1,827)	-
Construction in progress	(3,603)	(1,081)
Purchase of Investments	-	(9)
Net Cash (Used in) Investing Activities	(5,878)	(1,677)

Cash Flows from Financing Activities:
Proceeds from issuance of bridge loan	-	1,870
Payment on notes payable	(823)	(499)
Proceeds from sale of convertible preferred shares	4,580	4,363
Proceeds from long-term debt	3,869	180
Net Cash Provided by Financing Activities	7,626	5,914
Net (Decrease) in Cash & Cash Equivalents	(1,413)	(135)
Beginning Cash & Cash Equivalents	1,934	2,069
Ending Cash & Cash Equivalents	$ 521	$ 1,934

Continued on next page

Two Rivers Water & Farming Company

2015 Financials

Continued from previous page

For the year ended December 31,
	2015	2014
Supplemental Disclosure of Cash Flow Information
Cash paid for interest, net of amount capitalized	$ 1,177	$ 656
Equipment purchases financed	$ 64	$ -
Conversion of debt, preferred shares, warrants into TR Capital	$ -	$ 15,232
Conversion of debt, preferred shares into Two Rivers common stock	$ 281	$ -
Conversion of bridge loans to GrowCo Partners 1, LLC	$ 1,840	$ -
Conversion of preferred distribution into GrowCo Partners 1, LLC	$ 498	$ -

The accompanying notes to consolidated financial statements are an integral part of these statements

Two Rivers Water & Farming Company

2015 Financials

TWO RIVERS WATER & FARMING COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Years Ended December 31, 2015 and 2014

(In thousands)

					Additional		Non-
	Preferred Shares		Voting Common Stock		Paid-in	Accumulated	Controlling	Stockholders'
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Interest	Equity
Balances, December 31, 2013	3,794	$ 2,851	24,879	$ 25	$ 60,220	($47,449)	$ 9,971	$ 25,618
Net Income (loss)	-	-	-	-	-	(6309)	-	(6309)
Non-controlling interest	-	-	-	-	-	-	6	6
Options issued for services	-	-	-	-	173	-	-	173
Warrant expense	-	-	-	-	50	-	-	50
Restricted stock unit grants	-	-	-	-	247	-	-	247
Shares issued via restricted stock unit grants	-	-	1,030	1	(1)	-	-	-
Shares issued to directors	-	-	143	-	146	-	-	146
Shares issued to consultant	-	-	54	-	73	-	-	73
Shares issued for conversion of F-2 Preferred Stock	-	-	418	1	331	(51)	(281)	-
Issuance of F-2 Preferred Shares	-	-	-	-	35	(23)	38	50
Offering costs	-	-	-	-	(337)	-	-	(337)
Cancellation of preferred stock in subsidiaries	(3794)	(2851)	-	-	(4243)	-	(7681)	(14775)
Issuance of TR Capital preferred membership units	-	-	-	-	16,523	(12337)	20,758	24,944
Deemed Dividend - Additional Qualified Assets	-	-	-	-	-	(1191)	-	(1191)
Balances, December 31, 2014	-	$ -	26,524	$ 27	$ 73,217	($67,360)	$ 22,811	$ 28,695

Continued on the next page

Two Rivers Water & Farming Company

2015 Financials

Continued from previous page

					Additional		Non-
	Preferred Shares		Voting Common Stock		Paid-in	Accumulated	Controlling	Stockholders'
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Interest	Equity
Balances, December 31, 2014	-	$ -	26,524	$ 27	$ 73,217	($67,360)	$ 22,811	$ 28,695
Net Income (loss)	-	-	-	-	-	(6157)	-	(6157)
Minority share of income	-	-	-	-	-	-	6	6
Warrant and option expense	-	-	-	-	86	-	-	86
Shares issued for services	-	-	133	-	118	-	-	118
Shares issued for TR Capital conversions	-	-	179	-	152	-	(152)	-
Shares issued for F-2 conversions	-	-	59	-	129	-	(129)	-
RSU share issuance	-	-	86	-	-	-	-	-
Offering costs	-	-	-	-	-	-	(501)	(501)
GrowCo Partners 1, LLC preferred membership offering	-	-	-	-	-	-	3,067	3,067
Distribution of GrowCo Partners 1, LLC units	-	-	-	-	-	-	998	998
GCP Super Units, LLC preferred membership offering	-	-	-	-	-	-	3,854	3,854
TRCap Distribution in-kind to TR Capital holders	-	-	-	-	-	-	958	958
Balances, December 31, 2015	-	$ -	26,981	$ 27	$ 73,702	($73,517)	$ 30,912	$ 31,124

The accompanying notes to consolidated financial statements are an integral part of these statements.

Two Rivers Water & Farming Company

2015 Financials

TWO RIVERS WATER & FARMING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2015 and 2014

NOTE 1 – ORGANIZATION AND BUSINESS

The following is a summary of some of the information contained in this document.  Unless the context requires otherwise, references in this document to “Two Rivers,” or the “Company” is to Two Rivers Water & Farming Company and its subsidiaries.

Corporate Evolution

Prior to 2009, the Company was named Navidec Financial Services, Inc. (“Navidec”) and had been engaged in mortgage lending and other enterprises unrelated to its current lines of business.  Navidec was incorporated in the state of Colorado on December 20, 2002. On July 28, 2009, Navidec formed a wholly-owned Colorado corporation for the purpose of acquiring farm and water assets in the Colorado Huerfano/Cucharas watershed.  On November 19, 2009, with shareholder approval, Navidec changed its name to Two Rivers Water Company.  On December 11, 2012, with shareholder approval, the Company changed its name to Two Rivers Water & Farming Company.

On January 29, 2014, the board of directors approved a plan to reorganize our subsidiaries in a more integrated manner based on functional operations.  We formed a new company, TR Capital Partners, LLC or TR Capital, which issued all of its common units to Two Rivers Water & Farming Capital.  TR Capital then initiated the transactions described below under “Placement of Preferred Units”.  Following the completion of those transactions in September 2014, TR Capital and our other direct and indirect subsidiaries (excluding HCIC Holdings, LLC and Huerfano-Cucharas Irrigation Company) entered into a series of related transactions as the result of which assets and operations of such other subsidiaries transferred to TR Capital.  As a result of those transactions, TR Capital operates all of the operations formerly conducted by those subsidiaries.  The following chart shows our current corporate organization:

Two Rivers Water & Farming Company
Two Rivers
Farming
Water
GrowCo
Leasing
Services

Two Rivers Water & Farming Company

2015 Financials

Overview

In 2009, we began acquiring and developing irrigated farmland and associated water rights and infrastructure.  As of December 31, 2015, we own 7,350 gross acres.  Gross acres owned decreased from 7,538gross acres at December 31, 2014.  We will seek to expand our holdings by strategically acquiring or leasing irrigable farmland in the Arkansas River Basin.  We intend to develop and bring into production more of our currently held gross acres as we acquire additional water rights.  We also expect to increase the variety of crops we produce as we continue to expand our operations.

In May, 2014, we formed GrowCo, Inc., a wholly owned subsidiary of Two Rivers through the issuance of 20,000,000 shares of common stock.  On August 1, 2014 we announced that we were placing 10,000,000 GrowCo shares in a trust to be distributed to Two Rivers’ common shareholders based on four record dates (January 1, 2015; April 1, 2015; July 1, 2015, and October 1, 2015) after an effective registration statement is filed, which has not yet occured.  Each record date will distribute 2,500,000 GrowCo common shares on a prorata basis of shares owned of Two Rivers’ common shares.

Within GrowCo a separate Colorado limited liability company will own each greenhouse development project.  On January 20, 2015 we announced that we completed the funding ($4.4 million) for the first greenhouse project consisting of a 91,000 square foot greenhouse and 15,000 square foot processing and warehouse facility on 40 acres of land.  The greenhouse and facility has been pre-leased.  This funding and project is referred to as GrowCo Partners 1, LLC (GCP 1), which the owner of the land, water and improvements for the first greenhouse.  This greenhouse was occupied in October, 2015; however, the tenant agreed to begin lease payments as of September 1, 2015.  As the greenhouse tenant expands its growing operations, the final construction of additional greenhouse bays will be completed.  We anticipate that all of the greenhouse bays and the associated warehouse will be completed by April, 2016.

On July 20, 2015, we announced and filed a Form D registration statement with the United States Securities and Exchange Commission, for the completion of a $4 million GrowCo debt offering, which proceeds will be used to fund the completion of the first greenhouse, build the second greenhouse and provide working capital.

On October 1, 2015, we filed a Form D registration statement with the United States Securities and Exchange Commission, for the initiation of a $3.5 million GrowCo equity offering, which proceeds will be used to complete the construction of the first greenhouse, build the second greenhouse and provide working capital.  Subsequently, the Company decided to change this offering to a direct investment in various assets of GrowCo via a Colorado limited liability company, GCP Super Units, LLC in a $5.5 million offering.  The December 31, 2015 financial statements show this investment as non-controlling equity in GCP Super Units, LLC.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Two Rivers, Huerfano-Cucharas Irrigation Company and TR Capital and its subsidiaries, Two Rivers Farms, Two Rivers Water and GrowCo.  All significant inter-company balances and transactions have been eliminated in consolidation.

Non-controlling Interest

Below is the detail of non-controlling interest shown on the balance sheet.

Two Rivers Water & Farming Company

2015 Financials

	Year ended December 31,
Entity	2015	2014
TR Capital	$ 20,588,000	$ 20,740,000
HCIC	1,375,000	1,369,000
F-1	28,000	28,000
F-2	162,000	222,000
DFP	452,000	452,000
GrowCo Partners 1, LLC	3,521,000	-
GCP Super Units, LLC	3,828,000	-
TR Cap 20150630 Distribution, LLC	498,000	-
TR Cap 20150930 Distribution, LLC	460,000	-
Totals	$ 30,912,000	$ 22,811,000

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

During the year ended December 31, 2015, $152,000 of TR Capital Preferred Membership units converted into Two Rivers’ common shares and $60,000 of F-2 membership units converted into Two Rivers’ common shares.  Two Rivers also formed two LLC special entities (TR Cap 20150630 Distribution and  TR Cap 20150930 Distribution) to provide in-kind distributions totaling $958,000 to holders of TR Capital Preferred Membership units.

Below is the breakdown of the non-controlling interest share of gains (losses):

Entity	Year ended December 31,
	2015	2014
HCIC (1)	$ 6,000	$ (6,000)
F-1 (2)	-	-
F-2 (2)	-	-
DFP (2)	-	-
Growco Partners 1, LLC	-	-
GCP Super Units, LLC	-	-
TR Cap 20150630 Distribution, LLC	-	-
TR Cap 20150930 Distribution, LLC	-	-
Totals	$ 6,000	$ (6,000)

Two Rivers Water & Farming Company

2015 Financials

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

Concentration of Credit Risk

Financial instruments that potentially subject Two Rivers to significant concentrations of credit risk include cash equivalents, marketable investments, advances and accounts receivable.  The Company maintains its cash balances in the form of bank demand deposits, money market accounts that management believes to be of high credit quality.  Accounts receivable are typically uncollateralized and are derived from transactions with and from customers primarily located in the United States.

The Company’s farming revenue for the year ended December 31, 2015 of $2,413,000 consisted of 27 customers, with one customer representing 22%, another customer representing 20%, and another customer representing 15% of total farming revenue.  All other customers were less than 10%.

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

Two Rivers Water & Farming Company

2015 Financials

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

Accounts Receivable

The Company carries its accounts receivable, net at management’s expectation of collection and past experience.  As of December 31, 2015, the Company did not have an allowance for doubtful accounts receivable based on past payment performance. As of December 31, 2014, the Company had a $10,000 allowance for doubtful accounts receivable which was used in 2015.

Inventories

Inventory represents to lower of cost or market of farm input costs, until sold, and packaging, seeds and fertilizers not yet used.  For the year ended December 31, 2015 the inventory consisted of parsnips not yet harvested (recorded at lower of cost or market)and packaging, seeds and fertilizers to be used in the next year for farming operations.  For the year ended December 31,2014, the inventory only consisted of packaging, seeds and fertilizers to be used in the next year for farming operations.

Capitalization of Interest

As of December 31, 2015, $438,000 in preferred return has been capitalized in the construction of greenhouse 1 and 2.  This mostly represents the 12% preferred return to holder of GrowCo Partners 1, LLC during the construction phase of greenhouse 1.

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

Two Rivers Water & Farming Company

2015 Financials

Below is a summary of premises and equipment:

		December 31,
Asset Type	Life in Years	2015	2014
Office equipment, furniture, computers	5 – 7	$ 11,000	$ 11,000
Computers	3	45,000	42,000
Vehicles	5	45,000	45,000
Farm equipment	7 - 10	1,807,000	1,648,000
Irrigation system	10	995,000	989,000
Buildings	27.5	393,000	390,000
Website	3	7,000	7,000
Subtotal		3,303,000	3,132,000
Less: Accumulated depreciation		(1,354,000)	970,000
Net book value		$ 1,949,000	$ 2,162,000

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

Water rights and infrastructure

Subsequent to purchase of water rights and water infrastructure, management periodically evaluates the carrying value of its assets, and if the carrying value is in excess of fair market value, the Company will establish an impairment allowance.  Currently, there is a $30,000 impairment on the Company’s land and water shares.  No amortization or depreciation is taken on the water rights.

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

Two Rivers Water & Farming Company

2015 Financials

Water rights and infrastructure

Once per year we assess the value of the water rights held by the Company, comparing our estimated values with recent sales of comparable water rights.  In the event that such assessment indicates that the carrying value is greater than the fair market value of the water rights, an impairment will be recorded.  If impairment is necessary, a loss on value of our water rights will be recorded, and the impairment will not be reversed in future periods.  Currently, there is a $30,000 impairment on the Company’s land and water shares.

Revenue Recognition

Farm Revenues

Revenues from farming operations are recognized when sold into the market.  All direct expenses related to farming operations are capitalized as farm inventory and recognized as a direct cost of sale upon the sale of the crops.

Shipping costs invoiced to customers are shown as farm revenue.  Shipping costs paid by the Company are shown in the direct cost of farm revenue.

Lease Revenues – Related Party

The lease between GrowCo (through its subsidiary, GCP 1) and its related party lessee, Suncanna, is classified as an operating lease.  Under ASC 840-10-25-1(a) “Lease Classification Criteria”, a lease is an operating leases if it does not many any of the four criteria listed in ASC 840-10-25-1.  GrowCo’s lease with Suncanna does not meet any of these criteria.

Lease revenue – related party is recognized monthly at the end of each month.  Total lease payments under the 60 monthlease agreement, which are $11,151,000,is divided by the lease term.  Therefore, the average lease rate per month is $186,000. This spreads the total amount of the lease payment stream over the life of the lease.

As of December 31, 2015, we have advanced $203,000 to our related party tenant, Suncanna, to assist with its working capital.  ASC 605-45-45 “Revenue Recognition, Prinicipal Agent Considerations” provides eight indicators that may support reporting gross revenue.  While GrowCo does not have any rights to Suncanna’s cannabis inventory, Two Rivers has determined that GrowCo is the primary obligor of Suncanna’s working capital commitments, performs part of the service on behalf of Suncanna, involved in the determination of services to Suncanna, and has credit risk.  Therefore, the $203,000 is recognized as an addition to leasing revenue – related party with $203,000 shown as the direct cost of leasing revenue.

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

Two Rivers Water & Farming Company

2015 Financials

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

Based on all known facts and circumstances and current tax law, the Company believes that the total amount of unrecognized tax benefits as of December 31, 2015, is not material to its results of operations, financial condition, or cash flows.  The Company also believes that the total amount of unrecognized tax benefits as of December 31, 2015, if recognized, would not have a material effect on its effective tax rate.  The Company further believes that there are no tax positions for which it is reasonably possible, based on current tax law and policy that the unrecognized tax benefits will significantly increase or decrease over the next 12 months producing, individually or in the aggregate, a material effect on the Company’s results of operations, financial condition or cash flows.

The amount of income taxes the Company pays is subject to ongoing examinations by federal and state tax authorities.  To date, there have been no reviews performed by federal or state tax authorities on any of the Company’s previously filed returns.  The Company’s 2012 and later tax returns are still subject to examination.

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

The dilutive effect of the outstanding 2,369,948 RSUs, 2,014,867 options, and 17,802,908 warrants at December 31, 2015, has not been included in the determination of diluted earnings per share since, under ASC 260 they would anti-dilutive.

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity

Two Rivers Water & Farming Company

2015 Financials

should apply the following steps: identify the contract(s) with a customer; identify the performance obligations in the contract; determine the transaction price; allocate the transaction price to the performance obligations in the contract; and recognize revenue when (or as) the entity satisfies a performance obligation. ASU 2014-09 supersedes the revenue recognition requirements in Accounting Standards Codification Topic No. 605, Revenue Recognition, most industry-specific guidance throughout the industry topics of the accounting standards codification, and some cost guidance related to construction-type and production-type contracts. ASU 2014-09 is effective for public entities for annual periods and interim periods within those annual periods beginning after December 15, 2017. Early adoption is not permitted. Companies may use either a full retrospective or a modified retrospective approach to adopt ASU 2014-09.  We are evalutating the impact of this ASU on our financial statement presentation and disclosure.

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

In April 2015, FASB issued ASU 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.  The guidance in the ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is allowed for financial statements that have not been previously issued. Debt issuance costs related to a recognized debt liability will be presented on the balance sheet as a direct deduction from the debt liability, similar to the presentation of debt discounts.  The Company has elected to adopt this ASU early and is presented in these financial statements.

On February 25, 2016, FASB issued a new lease accounting standard, ASU 2016-02, Leases (Topic 842). The new leasing standard presents changes to the balance sheets of lessees.  The guidance in the ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Lessor accounting is updated to align with certain changes in the lessee model and the new revenue recognition standard.  We are evaluating the impact of this ASU on our financial statement disclosures.

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

Two Rivers Water & Farming Company

2015 Financials

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

Construction in progress

The Company has commenced construction on GrowCo’s first greenhouse.  During the year ended December 31, 2014, the Company wrote off $34,000 of construction in progress that pertained to dam and water infrastructure that was previously completed and completed $310,000 for a cooling shed expansion.  The ending balance of $1,081,000 represented construction in progress of the first greenhouse.

During the year ended December 31, 2015, the Company transferred, as a partial completion, $1,827,000 into the first greenhouse.  The Company expended $5,430,000 on greenhouse 1 and 2.  Management’s current plan is to expand greenhouse 2 to be 180,000 square feet with an associated 30,000 square foot warehouse.

	Year ended December 31,
	2015	2014
Beginning balance	$ 1,081,000	$ 34,000
Additions	5,430,000	1,391,000
Finished - Transferred	(1,827,000)	(344,000)
Ending Balance	$ 4,684,000	$ 1,081,000

Intangible Assets

On November 2, 2012, the Company acquired the Dionisio produce business and related equipment for $1,873,000 plus accrued interest of $30,000.

The purchase price was allocated as follows:

Produce business	$ 1,037,000
Equipment	836,000
Prepaid interest	30,000
Ending Balance	$ 1,903,000

Two Rivers Water & Farming Company

2015 Financials

Based on the discounted cash flow analysis and assuming the average life of a customer is 20 years, the produce business has the following values, as of December 31, 2015 and 2014:

	Year ended December 31,
	2015	2014
Customer list	$ 580,000	$ 580,000
Trade name	220,000	220,000
Residual goodwill	237,000	237,000
	1,037,000	1,037,000
Less accumulated amortization	(120,000)	(80,000)
Ending Balance	$ 917,000	$ 957,000

The cost of the customer list and the trade name is amortized on a straight-line basis over 20 years.  The residual goodwill will betested at least once per year for impairments.  Testing can be performed more frequently if circumstances or events might indicate an impairment.

Based on the 20-year life of the trade name and customer list with no value at the end of the 20 years, the yearly amount of amortization is $40,000 per year.

NOTE 4 – NOTES PAYABLE

HCIC Seller Carry Back Notes

Beginning on September 17, 2009, Two Rivers began acquiring shares in HCIC and related land from a HCIC shareholder.  As part of these acquisitions, many of the sellers financed notes payable with Two Rivers and HCIC.  As of December 31, 2012, these loans totaled $7,364,000.   The notes carry interest at 6% per annum, interest payable monthly, the principal amounts were due at various dates from March 31, 2013 through September 30, 2015, and are collateralized by HCIC shares and land.

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

As of December 31, 2015, the related debt issuance cost, with an effective interest rate of 10%, was recorded at $127,000, thereby making $7,246,000 in principal due.  Of the principal due, $6,752,000 is due June 30, 2016.  The

Two Rivers Water & Farming Company

2015 Financials

Company is attempting to locate new financing alternatives to pay the amounts due on June 30, 2016 and will also offer existing holders an extension.

Orlando Seller Carry Back Note

On January 28, 2011, the Company purchased water storage and direct flow from the Orlando Reservoir No. 2 Company, LLC (“Orlando”) for $3,100,000, which consisted of a cash payment of $100,000 and a seller financed note payable of $3,000,000.  The note was due January 28, 2014.

In July 2011, the Company and Orlando renegotiated the purchase of the Orlando LLC for 650,000 of the Company’s common stock, a $1,412,500 cash payment and a seller carry back note of $187,500.

In 2014 the Company decided that the land securing the $187,500 is not strategic to its operations.  Therefore, for the year ending December 31, 2015, Company exchanged land held as collateral for the Orlando seller carry back note for the cancellation of the $187,500 note.  Due to the waiver of accrued interest, the Company recorded a gain of $101,000 for this exchange.

Series B Convertible Debt

The $25,000 Series B convertible debt was paid by the Company, in full including the accrued interest, in January, 2016.

Colorado Water Conservation Loan (“CWCB”)

On March 5, 2012 the Company closed long-term financing with the Colorado Department of Natural Resources, Colorado Water Conservation Board in the amount of $1,185,000 (the “CWCB Loan”).  This loan partially finances the rehabilitation of the Cucharas Reservoir to bring it into safety compliance with the Colorado State Engineers office.  Further, the CWCB Loan assisted with the rehabilitation of the Orlando facilities.  There was a $12,000 service fee due upon closing.  This amount is being amortized over the expected life of the CWCB Loan, which is 20 years with interest fixed at 2.5% per annum.  During the year ended December 31, 2015, the Company paid an additional $210,000 toward the CWCB Loan principal in order to release CWCB’s lien on 157 acres being used to build GrowCo greenhouses.  As of December 31, 2015 and 2014, the amounts outstanding under the CWCB Loan totaled $845,000 and $1,104,000, respectively.

FirstOak Bank – Dionisio Purchase

The cost of the Dionisio land/water acquisition was $1,500,000, of which $900,000 was financed by FirstOak Bank and $600,000 was paid in cash.

The terms of the FirstOak loan is at 1% above the base rate on corporate loans posted by at least 75% of the nation’s 30 largest banks known as the Wall Street Journal Prime Rate (3.50% as of December 31, 2015 and 3.25% as of December 31, 2014), subject to a minimum of 6% per annum.   The FirstOak loan is secured by the Dionisio assets, which include 146 shares of the Bessemer Irrigation Ditch Company (“BIDC”).  There are five annual payments of $76,000 due each December 15 commencing December 15, 2012.  A balloon payment of all accrued interest and outstanding principal is due June 15, 2017.  As of December 31, 2015 and 2014, the amounts outstanding under the FirstOak loan totaled $771,000 and $800,000, respectively.

In May 2014, the Company also borrowed $176,000 to purchase additional farmland.  The loan is at 1.5% above the base rate on corporate loans posted by at least 75% of the nation’s 30 largest banks known as the Wall Street Journal Prime Rate, subject to a minimum of 6% per annum.   The FirstOak loan is secured by 9 BIDC shares, well permits and water leases. There are five annual payments of $15,000 due each December 15 commencing December 15, 2014.  A balloon payment of all accrued interest and outstanding principal is due December 5, 2018 of $160,000.  As of December 31, 2015 and 2014, the amounts outstanding under the FirstOak loan totaled $162,000 and $167,000, respectively.

Seller Carry Back – Dionisio

Two Rivers Water & Farming Company

2015 Financials

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

The terms of the First Oak loan is at 1% above the base rate on corporate loans posted by at least 75% of the nation’s 30 largest banks known as the Wall Street Journal Prime Rate, subject to a minimum of 6% per annum.   The FirstOak loan is secured by the Mater assets.  There are four annual payments of $15,000 due each December 5 commencing December 15, 2013.  A balloon payment of all accrued interest and outstanding principal is due December 5, 2017 for $159,000.

As of December 31, 2015 and 2014, the amounts outstanding under the FirstOak loan totaled $152,000 and $165,000, respectively.

McFinneyAgri-Finance LLC (McFinney) and Ellicot second mortgage (Ellicot)

On March 15, 2013, the Company purchased unimproved land in El Paso county, Colorado for a purchase price of $1,250,000.  The company paid $620,000 (including closing costs and allocations) and financed $650,000 McFinney and $400,000 Ellicot, through private investors.

The terms of the McFinney financing is for monthly payments of principal and interest of $4,238 per month, a fixed interest rate of 6.8% per annum, with the remaining principal due on April 1, 2018.  The note is secured by a deed of trust on the 2,579 acres of land purchased and a guaranty of payment by the Company.  As of December 31, 2015 and 2014, the amounts outstanding under the McFinney loan totaled $631,000 and $638,000, respectively.

Bridge Notes

Bridge notes were issued in December 2014, with interest at 12% and due on March 31, 2015.  These notes had the option to convert into GrowCo Partners 1, LLC Preferred Units.  In January 2015, $1,840,000 of the $1,870,000 of bridge notes converted into Grow Partners 1, LLC Preferred Units.  In January 2015, the remaining $30,000 was paid in full.

GrowCo Notes

During the ended December 31, 2015, the Company, through its subsidiary GrowCo, issued $4,000,000 in promissory notes to 17 individual investors.   The notes have a security interest in the land, water and improvements to the 157 acres where GrowCo is developing its greenhouses.  The notes pay 22.5% in annual interest, with interested paid monthly, and are due April 1, 2020.  The Company cannot prepay the notes; however, noteholders have the right to call the notes at the first anniversary, or thereafter, of each note with a 60 day notice to the Company.   Due to this call provision, the net amount of the GrowCo note balance of $4,000,000 is presented as a current portion of long term debt on the financials.

During the year ended December 31, 2015, the Company incurred $131,000 indebt issuance costs relatred to its GrowCo note offering and expensed $22,000 to interest expense.  The debtissuance costs are being amortized via the effective interest method, using 22.5%, over the life of the notes.

The GrowCo notes investors also received one GrowCo common stock $1 warrant for each $1 invested.  These warrants expire on April 30, 2020.

Two Rivers Water & Farming Company

2015 Financials

Below is a summary of the Company’s long term debt:

	December 31, 2015		December 31, 2014
Note	Principal Balance	Accrued Interest	Principal Balance	Interest rate	Security
HCIC seller carry back	$ 7,373,000	$ 37,000	$ 7,572,000	6%	Shares in the Mutual Ditch Company
Orlando seller carry back	-	-	188,000	7%	188 acres of land
Series B convertible debt	25,000	1,000	25,000	6%	F-2 assets
CWCB	845,000	24,000	1,104,000	2.5%	Certain Orlando and Farmland assets
FirstOak Bank - Dionisio Farm	771,000	12,000	800,000	(1)	Dionisio farmland and 146.4 shares of Bessemer Irrigating Ditch Company Stock, well permits
FirstOak Bank - Dionisio Farm	162,000	1,000	167,000	(2)	Dionisio farmland and 9 shares of Bessemer Irrigating Ditch Company Stock, well permits, water leases
Seller Carry Back - Dionisio	590,000	4,000	590,000	6.0%	Unsecured
FirstOak Bank - Mater	152,000	2,000	165,000	(1)	Secured by Mater assets purchased
Seller Carry Back - Mater	-	-	25,000	6.0%	Land from Mater Purchase
McFinneyAgri-Finance	631,000	-	638,000	6.8%	2,579 acres of pasture land in Ellicott Colorado
Bridge Notes	-	-	1,870,000	12.0%	Unsecured
GrowCo, Inc.	4,000,000	75,000	-	22.5%	Various land and water assets
Kirby Group	-	-	110,000	6.0%	Unsecured
Equipment loans	385,000	13,000	466,000	5 - 8%	Specific equipment
Total	14,934,000	$ 169,000	13,720,000
Less: HCIC discount	(127,000)		(350,000)
Less: GrowCo unamortized debt issuance cost	(109,000)		-
Less: Current portion	(11,068,000)		(3,284,000)
Long term portion	$ 3,630,000		$ 10,086,000
Notes:
(1) Prime rate + 1.0%, but not less than 6%
(2) Prime rate + 1.5%, but not less than 6%

Current portion long term debt:	December 31, 2015
HCIC seller carry back	$ 6,752,000
Series B convertible	25,000
CWCB	50,000
FirstOak Bank - Dionisio Farm	28,000
FirstOak Bank - Dionisio Farm	5,000
FNB-Mater	5,000
Seller Carry Back - Mater	25,000
McFinneyAgri-Finance	8,000
GrowCo Notes	4,000,000
Equipment loans	170,000
Total	$ 11,068,000

Two Rivers Water & Farming Company

2015 Financials

Schedule of principal payments due by year:

Year Ending December 31,	Total
2016	$ 7,010,000
2017	1,060,000
2018	2,036,000
2019	74,000
2020	4,586,000 (1)
2021 & Beyond	168,000
Total	$ 14,934,000

Note: (1)This amount includes $4,000,000 in GrowCo notes that can be called with a 60 day notice by Noteholders after April 1, 2016.

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

Two Rivers Water & Farming Company

2015 Financials

Operating results for each of the segments of the Company are as follows (in thousands):

	For the year ended December 31, 2015					For the year ended December 31, 2014
	Parent	Farms	Greenhouse Leasing & Services	Water	Total	Parent	Farms	Greenhouse Leasing & Services	Water	Total
Revenue
Farm revenue	$ -	$ 2,413	$ -	$ -	$ 2,413	$ -	$ 2,405	$ -	$ -	$ 2,405
Leasing and services – related party	-	62	947	-	1,009	-	16	-	-	16
Member assessments	-	-	-	10	10	-	-	-	15	15
Other & misc.	-	6	-	-	6	-	-	-	-	-
Total revenue	-	2,481	947	10	3,438	-	2,421	-	15	2,436
Less: direct cost of revenue	-	2,857	203	-	3,060	-	2,994	-	-	2,994
Gross Profit (Loss)	-	(376)	744	10	378	-	(573)	-	15	(558)
Operating Expenses
General & administrative	1,427	180	390	54	2,051	2,364	-	-	-	2,364
Depreciation&amortizatioin	1	386	12	160	559	89	250	-	170	509
Income (Loss) from operations	(1,428)	(942)	342	(204)	(2,232)	(2,453)	(823)	-	(155)	(3,431)
Other Income (Expenses)
Interest expense	-	(195)	(600)	(725)	(1,520)	(503)	(108)	-	(439)	(1,050)
Loss on debt extinguishment	-	-	-	-	-	-	-	-	(108)	(108)
Warrant and options expense	(86)	-	-	-	(86)	(81)	-	-	-	(81)
Other & misc.	98	-	-	-	98	(2)	-	-	-	(2)
Total Other Income (Expense)	12	(195)	(600)	(725)	(1,508)	(586)	(108)	-	(547)	(1,241)
Net (Loss) Income from operations before income taxes	(1,416)	(1,137)	(258)	(929)	(3,740)	(3,039)	(931)	-	(702)	(4,672)
Income Taxes (Expense)/Credit	-	-	-	-	-	-	-	-	-	-
Net (Loss) before Non-Controlling Interest	(1,416)	(1,137)	(258)	(929)	(3,740)	(3,039)	(931)	-	(702)	(4,672)
Non-controlling interest	-	-	-	(6)	(6)	-	-	-	6	6
Net (Loss)	(1,416)	(1,137)	(258)	(935)	(3,746)	(3,039)	(931)	-	(696)	(4,666)
Preferred shareholder distributions	(1,988)	(49)	(374)	-	(2,411)	(1,643)	-	-	-	(1,643)
Net (Loss) attributed to Two Rivers Water & Farming Company Common Shareholders	$ (3,404)	$ (1,186)	$ (632)	$ (935)	$ (6,157)	$ (4,682)	$ (931)	$ -	$ (696)	$ (6,309)
Segment assets	$ 1,979	$ 6,553	$ 7,667	$ 31,690	$ 47,889	$ 3,102	$ 8,616	$ -	$ 31,312	$ 43,030

Two Rivers Water & Farming Company

2015 Financials

NOTE 6 - EQUITY TRANSACTIONS

Common Stock

The Company has authorized 100,000,000 shares of common stock with a par value of $0.001.  The total issued common stock as of December 31, 2015, was 26,980,811 common shares.

During the year ended December 31, 2015, the Company had the following common stock transactions:

•

issued 130,833 shares to its independent board members for 2014 service;

•

issued 178,080 shares to holders of TR Capital for conversion into the Company shares;

•

issued 59,360 shares to holders of F-2 Preferred Shares who converted into the Company shares;

•

issued 2,000 shares to a consultant for work performed in 2015; and

•

issued 86,000 shares to a previous board member from a prior RSU grant.

During the year ended December 31, 2014, the Company had the following common stock transactions:

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

Under the 2005 Plan, we have the following stock options issued and outstanding:

Company Relationship	Options	Date of Grant	Vesting Date	Performance Requirement	Expiration Date	Exercise Price	Exercised to Date
Former Director	1,023,200	Jul-06	Jul-06	Satisfied	Jul-16	$ 1.25	-
Consultants	966,667	Various	Various	Satisfied	Various	$ 1.25	-
Total	1,989,867

If all of the options were exercised, $2,487,000 would be collected by the Company and yield an average share price of $1.25.

There were no options issued under the 2005 Plan for the years ending December 31, 2015 and 2014.

Two Rivers Water & Farming Company

2015 Financials

A summary of the Two Rivers 2005 Option Plan (“2005 Plan”) is as follows:

	Shares	Weighted Average Exercise Price
Outstanding December 21, 2013	1,989,867	$ 1.25
Granted	-	-
Cancelled	-	-
Expired	-	-
Exercised	-	-
Outstanding December 31, 2014	1,989,867	1.25
Granted	-	-
Cancelled	-	-
Expired	-	-
Exercised	-	-
Outstanding December 31, 2015	1,989,867	$ 1.25
Options Exercisable, December 31, 2015	1,989,867	$ 1.25

For the year ended December 31, 2015, the Company extended 366,667 options that were due to expire in November 2015 to an expiration date in November 2017.  This extension resulted in  $31,000 of expense being recorded in 2015.

Option Valuation Process

The fair value of each option award is estimated on the date of grant.  To calculate the fair value of options, the Company uses the Black-Scholes model employing the following variables:

	2015	2014
Expected stock price volatility	72%	66%
Risk-free interest rate	1.45%	1.31%
Expected option life (years)	2.00	3.63-4.58
Expected annual dividend yield	0%	0%

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

A summary of the Two Rivers 2011 Long-Term Stock Incentive Plan (“2011 Plan”) is as follows:

Shares
Outstanding December 31, 2013	3,122,615
Granted	559,834
Cancelled	-
Expired	-
Exercised	(1,226,501)
Outstanding December 31, 2014	2,455,948
Granted	115,625
Cancelled	-
Expired	-
Exercised	(218,833)
Outstanding December 31, 2015	2,352,740
Exercisable, December 31, 2015	2,352,740

The optionexpense from both the 2011 and 2005 Plans were $31,000 and $173,000 for the years ended December 31, 2015 and 2014, respectively.

Under the 2011 Plan, we have issued the following Restricted Stock Units (RSUs):

Grantee	Company Relationship	RSUs issued	Date of Grant	Vesting Date	Performance Requirement	Exercised to Date
John R. McKowen	Chairman/CEO	2,480,948	Oct-10	(1)	(2)	500,000
Wayne Harding	CFO	700,000	Oct-10	(1)	(2)	700,000
Jolee Henry	Prior Director	400,000	Oct-10	Jan-11	n/a	86,000
		3,630,948				1,286,000
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

As of December 31, 2015, the Company has outstanding the following warrants to purchase common stock:

Grantee	Company Relationship	Shares	Date of Grant	Vesting Date	Expiration Date	Exercise Price
Boenning Scattergood	Financial Advisor	250,000	May-11	May-11	May-16	$ 2.00
Investor Group	Investors	300,000	Feb-12	Mar-12	(1)	$ 1.00
Wedbush Securities	Financial Advisor	200,000	Jun-12	Jun-12	Jun-17	$ 1.20
Dionisio Farms & Produce, Inc.	Investors in subsidiary	360,500	Dec-12	Dec-12	Dec-17	$ 3.00
Two Rivers Farms F-1	Prior creditor in F-1	12,500	Dec-12	Dec-12	Dec-17	$ 3.00
Two Rivers Farms F-2	Investors in subsidiary	233,500	Dec-12	Dec-12	Dec-17	$ 3.00
HCIC Note Holders	Creditors	1,367,000	Jun-13	Jun-13	Jun-18	$ 3.00
TR Capital Partners, LLC	Investors	15,079,408	2014	2014	Jan-19	$ 2.10
		17,802,908

(1)

These warrants are priced at the same price per share as the expected equity offering and expire one year after the completion of the expected equity offering.

For the years ended December 31, 2015 and 2014, warrant expense totaled $55,000 and $372,000, respectively.

TR Capital Preferred Membership Units

The 30,159,000 TR Capital Preferred Membership units issued during the year ended December 31, 2014 are convertible into 1 common stock share of the Company and one-half warrant to purchase a share of stock of the

Two Rivers Water & Farming Company

2015 Financials

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

The items accounting for the difference between income taxes computed at the federal statutory rate and the provision for income taxes consists of the following:

Effective tax rate
Federal statutory rate	34.00%
Effect of:
State taxes,net of federal benefit	3.06%
Permanent items	-15.27%
Return to Provision Adjustment	-0.01%
Valuation allowance	-21.77%
Effective income tax rate	0.00%

Book loss reconciliation to estimated taxable income is as follows (in thousands):

	2015	2014
Book loss	$ (6,157)	$ (6,309)
Tax adjustments:
Stock based Comp	-	247
Stock comp exercised	-	(167)
Capital Expenses	2,416	1,872
Meals & Entertainment	16	16
Warrant and Option Expense	86	-
Political Contributions	20	2
Donations	-	-
Depreciation	169	(239)
Amortization	(43)	(98)
Estimate of taxable income	$ (3,493)	$ (4,676)

Two Rivers Water & Farming Company

2015 Financials

Income tax provision is summarized below (in thousands):

	2015	2014
Current expense (benefit)
Federal	$ -	$ -
State	-	-
Total current	-	-
Deferred expense (benefit)
Federal	(1,230)	(1,153)
State	(111)	(104)
Total deferred	(1,341)	(1,256)
Less: Valuation allowance	1,341	1,256
Total	$ -	$ -

We will recognize future accrued interest and penalties related to unrecognized tax benefits in income tax expense if incurred.  At December 31, 2015 we had no unrecognized tax benefits in income tax expense, and do not expect any in 2015.  Our income tax returns are no longer subject to Federal tax examinations by tax authorities for years before 2012 and state examinations for years before 2012.

The components of the deferred tax asset are as follows (in thousands):

Cumulative Calculations:	2015	2014
Current deferred tax asset:
Net operating loss carryforwards	$ (13,996)	$ (12,674)
Capital loss	(27)	(27)
Bargain purchase	643	643
RSU & stock option expense	(1,984)	(2,074)
Fixed Assets and Intangibles	65	174
Charitable Contributions	(5)	(5)
Bad Debt	-	-
Total cumulative deferred tax assets	(15,304)	(13,962)
Valuation allowance	15,304	13,962
Effective income tax asset	$ -	$ -

For the years ended December 31, 2015 and December 31, 2014, the deferred tax asset of $15,304,000 and $13,962,000, respectively, has a valuation allowance of $15,304,000 and $13,962,000, respectively, since management has determined the tax benefit cannot be reasonably assured of being used in the near future.  The net operating loss carryforward, if not used, will begin to expire in 2029 through 2031, and is severely restricted as per the Internal Revenue Code if there is a change in ownership.  The following is a summary of the combined net operating loss carryforward (in thousands):

	Federal	Colorado
12/31/14	$ 34,272	$ 29,340
12/31/15	$ 3,493	$ 3,493
Balance	$ 37,765	$ 32,833

Two Rivers Water & Farming Company

2015 Financials

NOTE 8 – VARIABLE INTEREST ENTITIES

Variable interest entities (“VIEs”) are entities in which equity investors lack the characteristics of a controlling financial interest. VIEs are consolidated by theprimary beneficiary. The primary beneficiary is the party who has both of the following:

(1) the power to direct the activities of a variable interest entity that most significantlyimpact the entity’s economic performance, and

(2) an obligation to absorb losses of the entity or a right to receive benefits from the entity that could potentiallybe significant to the entity.

Suncanna is our only leasing customer of our GrowCo subsidiary.  Therefore, management has evaluated whether a VIE relationship exists with Suncanna.  If a VIE relationship exists, but the reporting company (Two Rivers in this case) is not a primary beneficiary, so the VIE is not consolidated into the reporting company, but rather disclosed in the notes to its financial statements under ASC 810-10-50-4.  It is the opinion of management that Two Rivers is not the primary beneficiary of Suncanna.

For the year ended December 31, 2015, Two Rivers has recorded lease revenue – related party from Suncanna of $947,000, which is represented as an accounts receivable – related party as of December 31, 2015.  Additionally, Two Rivers has advanced $203,000 to Suncanna as a working capital line.  Two Rivers has committeed up to $1,000,000 toward deferring lease payments and up to $1,000,000 towardsSuncanna’s working capital needs.

The following table presents information about the Company’s non-consolidated, non-primary beneficiary relationship with Suncanna.

December 31,
	2015	2014	Maximum Loss
Lease receivable from Suncanna	$ 700,000	-	$ 700,000
Advances to Suncanna	$ 203,000	-	$ 203,000
Total	$ 903,000	-	$ 903,000

NOTE 9 - COMMITMENTS AND CONTINGENCIES

Operating Leases

In January 2015, the Company entered into a new lease with the Colorado Center in Denver Colorado for the corporate headquarters.   The space is 1,775 square feet and monthly payments of $3,900, with minor escalations and common area maintenance charges. The lease terminates on June 30, 2018.

The amounts due at the base rate are as follows:

Period	Amount Due
2016	$ 47,000
2017	$ 47,000
2018	$ 23,000

Two Rivers Water & Farming Company

2015 Financials

The Company, as the lessee, has entered into leases of farmland, which is as follows:

Expiration	County	Acres	Amount per year
2018	Pueblo	301	$ 187,000
2032	Pueblo	95	$ 14,000

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

NOTE 10 – RELATED PARTY TRANSACTIONS

Pursuant to ASC 850 “Related Party Disclosure”, Management has evaluated related parties and all transactions associated with those and determined that no transactions exist which would require disclosure, except as disclosed below:

•

As disclosed in Note 4, the seller of DFP assets is now an employee of the Company and is owed $590,000 and was paid $35,000 in interest expense for the year ended December 31 2015.

•

The Company’s Chief Executive Officer, Chief Financial Officer and two other employees of the Company serve as the only members of the Sunset Metropolitan District (Sunset).  Sunset is a quasi-governmental agency operating under Title 32 of the State of Colorado Constitution.  As of December 31, 2015, the Company has advanced $78,000 to Sunset.

•

In March 2016, the Company extended a farming lease with John Stroh, II, a member of the Company’s board of directors.  In 2015, Mr. Stroh, along with a non-affilated party, leased farmland located in the Butte Valley area of the county of Huerfano, Colorado.  The new lease requires a payment of $20,000 per year.

Two Rivers Water & Farming Company

2015 Financials

•

The Company’s Chief Executive Officer, John McKowen, had the following transactions with the Company:

o

As of December 31, 2015, purchased $625,000 of the GCP Super Units offering, at the same terms as other investors, and received a credit for a finder’s fee of $43,750;

o

Subsequent to year end and as disclosed in Note 11, purchased an additional $200,000 of the GCP Super Units offering, at the same terms as other investors, and received a credit for a finder’s fee of $14,000; and

o

GrowCo Partners 1, LLC leases a greenhouse and warehouse to Suncanna.  Effective Feburary 25, 2016, RH Group, LLC, of which Mr. McKowen holds a 60% membership interest, entered into a definitive agreement to purchase all of the equity interestsof Suncanna from its previous owner.

o

Because of the events described above that occurred subsequent to year-end, we have classified our relationship with Suncanna as that with a related party.  We generated leasing revenues—related party totaling $947,000, incurred costs of leasing revenues—leasing revenues totaling $203,000, and held accounts receivable totaling $910,000 with our related party tenant Suncanna during and as of the year ended December 31, 2015.

•

The Chief Financial Officer of Two Rivers and GrowCo, Wayne Harding, invested $25,000 in the GrowCo Partners 1, LLC offering and $100,000 in the GrowCo Note offering at the same terms as other investors.

•

On March 18, 2016, the Company’s Chief Financial Officer, Wayne Harding, was appointed as Chief Executive Officer of Suncanna.  Mr. Harding has no ownership in Suncanna.

NOTE 11 – SUBSEQUENT EVENTS

Pursuant to FASB ASC 855, Management has evaluated all events and transactions that occurred from December 31, 2015 through the date of issuance of these financial statements.  During this period, we did not have any significant subsequent events, except as disclosed below:

•

As part of its ongoing From D registration statement offering for GrowCo’s offering in GCP Super Units, LLC, the Company has collected an additional $1,272,000 to total $5,100,000; and

•

On February 25, 2016, the RH Group, LLC, which the Company’s Chief Executive Officer is a 60% investor and member, entered into a definitive agreement for the purchase of 100% of the membership interest in Suncanna, LLC.

Two Rivers Water & Farming Company

2015 Financials