Form 10-Q
period 2016-03-31
TWO RIVERS WATER & FARMING Co
filed 2016-05-12
CIK 1302946

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

or

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

Yes |_| No |X|

As of May 11,2016 there were 26,980,811shares outstanding of the registrant's Common Stock.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Page
Financial Statements (Unaudited):
Condensed Consolidated Balance Sheets – March 31, 2016 and December 31, 2015	4
Condensed Consolidated Statements of Operations – Three months ended March 31, 2016 and 2015	5
Condensed Consolidated Statements of Cash Flows – Three months ended March 31, 2016 and 2015	6
Notes to Condensed Consolidated Financial Statements	7

TWO RIVERS WATER & FARMING COMPANY AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In Thousands)

	March 31, 2016 (Unaudited)	Dec 31, 2015 Derived from Audit
ASSETS:
Current Assets:
Cash and cash equivalents	$ 161	$ 521
Accounts receivable, net	108	110
Accounts receivable, related party	-	910
Farm product	707	81
Deposits and other current assets	120	51
Total Current Assets	1,096	1,673
Long Term Assets:
Property, equipment and software, net	1,888	1,949
Land	5,154	5,154
Water assets	31,712	31,550
Greenhouse & infrastructure, net	5,059	1,827
Construction in progress	2,068	4,684
Intangible assets, net	907	917
Other long term assets	87	135
Total Long Term Assets	46,875	46,216
TOTAL ASSETS	$ 47,971	$ 47,889

LIABILITIES & STOCKHOLDERS' EQUITY:
Current Liabilities:
Accounts payable	$ 1,390	$ 367
Accrued liabilities	385	359
Current portion of notes payable	11,018	11,068
Preferred dividend payable	1,097	1,341
Total Current Liabilities	13,890	13,135
Notes Payable, net of current portion	3,923	3,630
Total Liabilities	17,813	16,765
Commitments & Contingencies (Note 3)
Stockholders' Equity:
Common stock, $0.001 par value, 100,000,000 shares authorized, 26,980,811 shares issued and outstanding at March 31, 2016 and December 31, 2015	27	27
Additional paid-in capital	73,702	73,702
Accumulated (deficit)	(76,107)	(73,517)
Total Two Rivers Water Company Shareholders' Equity	(2,378)	212
Noncontrolling interest in subsidiary	32,536	30,912
Total Stockholders' Equity	30,158	31,124
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$ 47,971	$ 47,889

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

TWO RIVERS WATER & FARMING COMPANY AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(In Thousands, except Per Share Data)

(Unaudited)

	For the three months ended March 31,
	2016	2015
Revenue
Farm	$ 103	$ -
Leasing - Greenhouse	-	-
Leasing - Other	17	-
Total Revenue	120	-
Direct cost of revenue	50	-
Gross profit	70	-
Operating expenses:
General and administrative	1,534	362
Depreciation & amortization	174	128
Total operating expenses	1,708	490
(Loss) from operations	(1,638)	(490)
Other income (expense)
Interest expense	(390)	(216)
Warrant and options expense	-	(47)
Other income (expense)	39	3
Total other income (expense)	(351)	(260)
Net (Loss) from operations before taxes	(1,989)	(750)
Income tax (provision) benefit	-	-
Net (Loss) before Non-Controlling Interest	(1,989)	(750)
Net loss (income) attributable to the noncontrolling interest	-	-
Net (Loss)	(1,989)	(750)
Preferred shareholder distributions	(601)	(627)
Net (Loss) attributable to Two Rivers Water & Farming Company Common Shareholders	$ (2,590)	$ (1,377)

(Loss) Per Share - Basic and Dilutive:	$ (0.10)	$ (0.05)
Weighted Average Shares Outstanding:
Basic and Dilutive	26,981	26,590

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

TWO RIVERS WATER & FARMING COMPANY AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In Thousands)

(Unaudited)

	For the three months ended March 31,
	2016	2015
Cash Flows from Operating Activities:
Net (Loss)	$ (2,590)	$ (1,377)
Adjustments to reconcile net income or (loss) to net cash (used in) operating activities:
Depreciation and amortization	173	128
Accretion of debt discount	68	53
Write off of Suncanna receivable and advance	910	-
Warrant expense	-	47
In-kind distributions	495	-
Net change in operating assets and liabilities:
Decrease in accounts receivable	2	102
(Increase) in farm product	(626)	(490)
(Increase) in deposits, prepaid expenses and other assets	(89)	(88)
Increase in accounts payable	1,023	141
(Decrease) increase in distribution payable to preferred shareholders	(246)	627
Increase (decrease) in accrued liabilities and other	27	(13)
Net Cash (Used in) Operating Activities	(853)	(870)

Cash Flows from Investing Activities:
Purchase of property and equipment	(45)	(149)
Investment in water assets	(162)	-
Construction in progress	(604)	(1248)
Net Cash (Used in) Investing Activities	(811)	(1397)

Cash Flows from Financing Activities:
Offering costs	(112)	(193)
GrowCo LLC preferred membership offerings	1,241	1,249
Payment on notes payable	(125)	(183)
Proceeds from long-term debt	300	564
Net Cash Provided by Financing Activities	1,304	1,437
Net (Decrease) in Cash & Cash Equivalents	(360)	(830)
Beginning Cash & Cash Equivalents	521	1,934
Ending Cash & Cash Equivalents	$ 161	$ 1,104

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$ 339	$ 156
Equipment purchases financed	$ -	$ 64
Non-cash payment of preferred distribution	$ -	$ 499
Non-cash conversion of debt to GrowCo Partners 1, LLC membership units	$ -	$ 1,840

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

TWO RIVERS WATER & FARMING COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2016 and March 31, 2015

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

Two Rivers Water & Farming Company
Two Rivers
Farming
Water
GrowCo
Leasing
Services

Overview

In 2009, we began acquiring and developing irrigated farmland and associated water rights and infrastructure.  As of March 31, 2016, we own 7,350 gross acres. We will seek to expand our holdings by strategically acquiring or leasing irrigable farmland in the Arkansas River Basin.  We intend to develop and bring into production more of our currently held gross acres as we acquire additional water rights.  We also expect to increase the variety of crops we produce as we continue to expand.

In May, 2014, we formed GrowCo, Inc., or GrowCo, which issued 20,000,000 shares of its common stock to the Parent Company.  On August 1, 2014 we announced that we were reserving 10,000,000 of the GrowCo shares to be distributed to holders of Common Stock as of four record dates (January 1, 2015; April 1, 2015; July 1, 2015 and October 1, 2015) after an effective registration statement is filed, which has not yet occurred.  On each record date, we recorded a pending distribution of 2,500,000 GrowCo common shares on a pro rata basis to holders of Common Stock.

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

Our second greenhouse project will also consist of a 90,000 square foot greenhouses and a 15,000 square foot processing and warehouse facilities on an additional 80 acres of land.  Upon completion, this project (GCP 2) will be operated, as a landlord, by a separate GrowCo LLC.  Construction on this greenhouse began in early January, 2016 with an expected completion by September 30, 2016.

During the third quarter of 2015, GrowCo completed a $4.0 million private placement of GrowCo debt, with proceeds to be used to partially fund the second greenhouse and provide working capital.

In December 2015, GrowCo completed a $5.1 million private placement of equity interests of GCP Super Units, LLC, which will invest directly in various assets of GrowCo, with proceeds to be used to complete the construction of the first greenhouse, partially fund the second greenhouse and provide working capital.  Our investment in GCP Super Units, LLC is reflected on our balance sheet as a non-controlling equity interest.

In the first quarter of 2016, to raise additional capital, GrowCo began to offer up to $1.5 million in promissory notes.  As of March 31, 2016, GrowCo obtained $300,000 in subscriptions and associated payments.  Subsequent to March 31, 2016, GrowCo changed its $1.5 million promissory notes into a $5.0 million senior note offering, with the notes paying 22.5% per annum interest and due May 31, 2018.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of Two Rivers along with its farming, water and greenhouse operations. All significant inter-company balances and transactions have been eliminated in consolidation.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Item 210 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements, although the Company believes that the disclosures made are adequate to make the information not misleading. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation for the periods presented have been included as required by Regulation S-X, Rule 10-01.  Operating results for the three months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year ended December 31, 2016. It is suggested that these condensed consolidated financial statements be read in conjunction with the Company’s consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

Non-controlling Interest

Below is the detail of non-controlling interest shown on the condensed consolidated balance sheets.

	As of
Entity	March 31, 2016	December 31, 2015
TR Capital	$ 20,588,000	$ 20,588,000
HCIC	1,375,000	1,375,000
F-1	28,000	28,000
F-2	162,000	162,000
DFP	452,000	452,000
GrowCo Partners 1, LLC	3,521,000	3,521,000
GCP Super Units, LLC	4,957,000	3,828,000
TR Cap 20150630 Distribution, LLC	498,000	498,000
TR Cap 20150930 Distribution, LLC	460,000	460,000
TR Cap 20151231 Distribution, LLC	495,000	-
Totals	$ 32,536,000	$ 30,912,000

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

During the quarter ended March 31, 2016, Two Rivers also formed a LLC special entity (TR Cap 20151231 Distribution) to provide in-kind distributions totaling $495,000 to holders of TR Capital Preferred Membership units.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions.  These estimates and assumptions affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reported period.  Actual results could differ materially from those estimates.

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

Farm Product

Farm product represents expenses directly attributed to the planting and cultivation of the crops.  Upon harvesting, the farm product is reduced in proportion to the revenue generated.  The reduction of the farm product is recognized as direct cost of revenue.

Lease Revenues – Related Party

The lease between GrowCo (through its subsidiary, GCP 1) and its related party lessee, Suncanna, is classified as an operating lease.  Under ASC 840-10-25-1(a) “Lease Classification Criteria”, a lease is an operating lease if it does not many any of the four criteria listed in ASC 840-10-25-1.  GrowCo’s lease with Suncanna does not meet any of these criteria.

For the period September 1, 2015 through December 31, 2015, Lease revenue – related party is recognized monthly at the end of each month.  Total lease payments under the 60 month lease agreement, which are $11,151,000, is divided by the lease term.  Therefore, the average lease rate per month is $186,000. This spreads the total amount of the lease payment stream over the life of the lease.

As of December 31, 2016, we have advanced $203,000 to our related party tenant, Suncanna, to assist with its working capital.  ASC 605-45-45 “Revenue Recognition, Principal Agent Considerations” provides eight indicators that may support reporting gross revenue.  While GrowCo does not have any rights to Suncanna’s cannabis inventory, Two Rivers has determined that GrowCo is the primary obligor of Suncanna’s working capital commitments, performs part of the service on behalf of Suncanna, involved in the determination of services to Suncanna, and has credit risk.  Therefore, the $203,000 is recognized as an addition to leasing revenue – related party with $203,000 shown as the direct cost of leasing revenue.

On April 14, 2015, we received notice from the Enforcement Division of the Colorado Department of Revenue that Suncanna received a suspension order.  This caused Suncanna to be in violation of its lease with GCP1.  Therefore, GCP1 began eviction process against Suncanna.  Due the eviction process, during the three months ended March 31, 2016, we wrote off $743,000 in Lease Revenues – Related Party, wrote off $587,000 in advances to Suncanna, and did not recognized any Lease Revenues – Related Party.  The total write off of $1,287,000 is partially off-set by a $350,000 reduction in the amount owed to the GCP1 preferred unit holders.

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

Below is a summary of premises and equipment:

Asset Type	Life in Years	March 31, 2016	December 31, 2015
Office equipment, furniture	5 – 7	$ 11,000	$ 11,000
Computers	3	47,000	45,000
Vehicles	5	45,000	45,000
Farm equipment	7 - 10	1,850,000	1,807,000
Irrigation system	10	995,000	995,000
Buildings	27.5	393,000	393,000
Website	3	7,000	7,000
Subtotal		3,348,000	3,303,000
Less: Accumulated depreciation		(1,460,000)	(1,354,000)
Net book value		$ 1,888,000	$ 1,949,000

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

Water Rights and Infrastructure

Subsequent to purchase of water rights and water infrastructure, management periodically evaluates the carrying value of its assets, and if the carrying value is in excess of fair market value, the Company will establish an impairment allowance.  Currently, there is a $30,000 impairment reserve on the Company’s land and water shares.  No amortization or depreciation is taken on the water rights.

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

Member Assessments

Once per year the HCIC board estimates HCIC’s expenses, less anticipated water revenues, and establishes an annual assessment per ownership share.  One-half of the member assessment is recorded in the first quarter of the calendar year and the other one-half of the member assessment is recorded in the third quarter of the calendar year.  Assessments paid by Two Rivers Water Company to HCIC are eliminated in consolidation of the condensed consolidated financial statements.

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

The dilutive effect of the outstanding 2,369,948 RSUs, 2,014,867 options, and 17,802,908 warrants at March 31, 2016, has not been included in the determination of diluted earnings per share since, under ASC 260 they would anti-dilutive.

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

In April 2015, FASB issued ASU 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.  The guidance in the ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015.  Early adoption is allowed for financial statements that have not been previously issued.  Debt issuance costs related to a recognized debt liability will be presented on the balance sheet as a direct deduction from the debt liability, similar to the presentation of debt discounts.  The Company has elected to adopt this ASU in 2015 and is presented in these financial statements.

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

NOTE 3 – INVESTMENTS AND LONG-LIVED ASSETS

Land

Upon purchasing land, the value is recorded at the purchase price or fair value, whichever is more appropriate.  Costs incurred to prepare the land for the intended purpose, which is efficient irrigated farming, is also capitalized in the recorded cost of the land.  No amortization or depreciation is taken on land.  However the land is reviewed by management at least once per year to ascertain if a further analysis is necessary for any potential impairments.

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

GrowCo, GCP1, GCP 2 Greenhouse Construction in Progress

The Company has completed the construction of its first greenhouse (91,000 square feet) and related warehouse facilities (15,000 square feet).  In addition, the Company is in the process of rehabilitating various outlet gates, pipes and water gates.  These costs are capitalized, and not amortized or depreciated until the dam construction is completed in accordance with ASC 360 and 835.

Construction costs are as follows:

	Three Months ended	Year ended
	March 31, 2016	December 31, 2015
Beginning balance	$ 4,684,000	$ 1,081,000
Additions	604,000	5,430,000
Finished - Transferred	(3,220,000)	(1,827,000)
Ending Balance	$ 2,068,000	$ 4,684,000

The Company estimates an additional expenditure of $150,000 is required for the completion of the GCP1 greenhouse and warehouse and $2.4 million to complete GCP 2.  The remaining balance in construction in progress represents greenhouse 2 costs.

NOTE 4 – NOTES PAYABLE

Below is a summary of the Company’s consolidated long term debt:

	March 31, 2016		December 31, 2015
Note	Principal Balance	Accrued Interest	Principal Balance	Interest rate	Security
HCIC seller carry back	$ 7,319,000	$ 37,000	$ 7,373,000	6%	Shares in the Mutual Ditch Company
Series B convertible debt	-	-	25,000	6%	F-2 assets
CWCB	802,000	24,000	845,000	2.5%	Certain Orlando and Farmland assets
FirstOak Bank - Dionisio Farm	771,000	12,000	771,000	(1)	Dionisio farmland and 146.4 shares of Bessemer Irrigating Ditch Company Stock, well permits
FirstOak Bank - Dionisio Farm	162,000	1,000	162,000	(2)	Dionisio farmland and 9 shares of Bessemer Irrigating Ditch Company Stock, well permits, water leases
Seller Carry Back - Dionisio	590,000	4,000	590,000	6.0%	Unsecured
FirstOak Bank - Mater	152,000	2,000	152,000	(1)	Secured by Mater assets purchased
McFinney Agri-Finance	629,000	-	631,000	6.8%	2,579 acres of pasture land in Ellicott Colorado
GrowCo, Inc.	4,300,000	81,000	4,000,000	22.5%	Various land and water assets
Equipment loans	383,000	13,000	385,000	5 - 8%	Specific equipment
Total	15,108,000	$ 174,000	14,934,000
Less: HCIC discount	(65,000)		(127,000)
Less: GrowCo discount	(102,000)		(109,000)
Less: Current portion	(11,018,000)		(11,068,000)
Long term portion	$ 3,923,000		$ 3,630,000

Notes:
(1) Prime rate + 1%, but not less than 6%
(2) Prime rate + 1.5%, but not less than 6%

The Company elected to adopt early FASB ASU 2015-03, whereby debt issuance costs are recorded as a deduction from the carrying value of liability, and not recorded as an asset.  The debt issuance costs are amortized using the effective interest method.  As of March 31, 2016 and December 31, 2015, the total debt discount was $167,000 and $236,000, respectively.

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

Operating results for each of the segments of the Company are as follows (in thousands):

	For the three months ended March 31, 2016					For the three months ended March 31, 2015
	Parent	Farms	Greenhouse Leasing & Services	Water	Total	Parent	Farms	Greenhouse Leasing & Services	Water	Total
Revenue	$ -	$ 120	$ -	$ -	$ 120	$ -	$ -	$ -	$ -	$ -
Less: direct cost of revenue	-	50	-	-	50	-	-	-	-	-
Gross Profit (Loss)	-	70	-	-	70	-	-	-	-	-
Expenses
Total operating expenses	364	136	1,176	32	1,708	364	94		32	490
Total other expense	-	76	224	51	351	48	44	15	153	260
Total Expenses	364	212	1,400	83	2,059	412	138	15	185	750
Net (Loss) Income from operations before income taxes	(364)	(142)	(1,400)	(83)	(1,989)	(412)	(138)	(15)	(185)	(750)
Income Taxes (Expense)/Credit	-	-	-	-	-	-	-		-	-
Net (Loss) before Non-Controlling Interest	(364)	(142)	(1,400)	(83)	(1,989)	(412)	(138)	(15)	(185)	(750)
Non-controlling interest	-	-	-	-	-	-	-		-	-
Net (Loss)	(364)	(142)	(1,400)	(83)	(1,989)	(412)	(138)	(15)	(185)	(750)
Preferred shareholder distributions	(453)	-	(148)	-	(601)	(499)	(49)	(79)	-	(627)
Net (Loss) attributed to Two Rivers Water & Farming Company Common Shareholders	$ (817)	$ (142)	$ (1,548)	$ (83)	$ (2,590)	$ (911)	$ (187)	$ (94)	$ (185)	$ (1,377)
Segment assets	$ 1,913	$ 7,044	$ 7,214	$ 31,800	$ 47,971	$ 569	$ 9,040	$ 3,038	$ 31,289	$ 43,936

NOTE 7– EQUITY TRANSACTIONS

Common Stock

The Company has authorized 100,000,000 shares of common stock with a par value of $0.001.  The total issued common stock as of March 31, 2016, was 26,980,811common shares.

During the three months ended March 31, 2015 the Company issued 130,833 shares to the independent members of the Board of Directors for services performed in 2014.

During the three months ended March 31, 2016, the Company had no common stock transactions.

NOTE 8 – RELATED PARTY TRANSACTIONS

The Company’s CEO, John McKowen, invested $1.121million into the GCP Super Units, LLC.  For his investment, he was paid a finder’s fee of $73,000, which he netted against his investment.

NOTE 9 – SUBSEQUENT EVENTS

Pursuant to ASC 855, management has evaluated all events and transactions that occurred from March 31, 2016 through the date of issuance of these financial statements.  During this period, we had the following significant subsequent events:

On April 14, 2016, we received notice from the Marianna Enforcement Division of the Colorado Department of Revenue that Suncanna received a suspension order.  This caused Suncanna to be in violation of its lease with GCP1.  Therefore, GCP1 began eviction process against Suncanna.  Due the eviction process, during the three months ended March 31, 2016, we wrote off $743,000 in Lease Revenues – Related Party, wrote off $587,000 in advances to Suncanna, and did not recognized any Lease Revenues – Related Party.  The total write off of $1.287 million is partially off-set by a $350,000 reduction in the amount owed to the GCP1 preferred unit holders.

On May 2, 2016 converted GrowCo’s $1.5 million promissory note offering to a $5.0 million promissory note offering at 22.5% per annum and included a warrant in Two Rivers common shares for each dollar invested at $0.50/share and a warrant in GrowCo common shares for each dollar invested.  Both warrants expire May 21, 2021.  The investors that invested in the $1.5 million note offering were offered an exchange to the $5.0 million note offering, of which $150,000 have converted.  As of May 6, 2016 GrowCo has raised $1.305 million, which includes those that converted from the $1.5 million promissory note offering.

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

Overview

Our core business converts irrigated farmland from traditional use in the area which grew marginally profitable feed crops to growing fruit and vegetable crops that generate higher yield, revenue and operating margins.  In the short-term, our business model is designed to provide us with increased profitability and cash flow that is enabling us to expand our farming operations by acquiring and developing additional irrigated farmland and associated water rights and infrastructure.  In the longer term, we believe our ability and willingness to pay a higher price for water will increase our access to water.  We seek to concentrate our acquisitions on water rights and infrastructure that are, in part, owned by municipalities, which can alleviate and expedite the legal and political processes necessary for municipal consumers to obtain excess water.

In 2016we have planted, or plan to plant, a total of 845 acres with no preventative planted acres.Our planned crop production will consist of cabbage, pumpkins, squash, watermelon, onions, parsnips and pinto beans grown for human consumption, as well as feed/industrial crops, such as hemp and corn, planted as part of our crop rotation practice.

In 2015 we farmed a total of 973 gross acres, of which 661 gross acres were planted and 312 acres were preventive planted.

Due to our strategic location of farmland and associated water rights, greenhouses operators have approached us to purchase some of our farmland and water rights.  Since core to our business is the long-term ownership of farmland and water rights, we are not interested in one time sales.  Rather, we want to use our excess farmland and associated water to create revenue streams.

In Colorado, since the passing of recreational use of marijuana in 2012, the demand of marijuana has increased substantially. To address this demand, in May, 2014, we formed GrowCo, Inc., or GrowCo, which issued 20,000,000 shares of its common stock to the Parent Company.  On August 1, 2014 we announced that we were reserving 10,000,000 of the GrowCo shares to be distributed to holders of Common Stock as of four record dates (January 1, 2015; April 1, 2015; July 1, 2015 and October 1, 2015) after an effective registration statement is filed, which has not yet occurred.  On each record date, we recorded a pending distribution of 2,500,000 GrowCo common shares on a pro rata basis to holders of Common Stock.

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

On April 14, 2016 we were notified that the sole tenant of GCP1 greenhouse (Suncanna LLC) received a notice of suspension from the Marijuana Enforcement Division of the Colorado Department of Revenue.  This suspension remains in place until a hearing is set.   Due to this suspension order, the GCP1 greenhouse tenant (Suncanna, LLC) is in violation of its lease.  Therefore, on April 25, 2016, GCP1 terminated Suncanna’s lease and began an eviction process against Suncanna.  Therefore, the Company did not recognize any lease revenue for the quarter ended March 31, 2016. As of December 31, 2015, the Company recorded a lease receivable of $700,000 and deferred rent of $43,400.  Due to Suncanna’s suspension, during the quarter ending March 31, 2016 the Company wrote off the $700,000 lease receivable and the deferred rent of $43,400.  Further, advances to Suncanna of $587,000 were written off.

Our second greenhouse project will also consist of a 90,000 square foot greenhouse and 15,000 square foot processing and warehouse facility on an additional 40 acres of land.  Upon completion, this project will be operated, as a landlord, by a separate LLC under GrowCo (GCP 2).   GCP 2’s greenhouse will share some facilities (e.g., boiler, water, generator) whereby costs might be shared with GCP 1.  GCP 2’s greenhouse structure was ordered in 2015.  Construction on this greenhouse began in early January, 2016 with an expected completion by November 30, 2016.

During the third quarter of 2015, GrowCo completed a $4.0 million private placement of GrowCo debt, with proceeds to be used to partially fund the second greenhouse and provide working capital.

In December 2015, GrowCo completed a $5.1 million private placement of equity interests of GCP Super Units, LLC, which will invest directly in various assets of GrowCo, with proceeds to be used to complete the construction of the first greenhouse, partially fund the second greenhouse and provide working capital.  Our investment in GCP Super Units, LLC is reflected on our balance sheet as a non-controlling equity interest.

During the quarter ending March 31, 2016, GrowCo initiated a $5.0 million exchange note offering, which was subsequently increased to a $6.0 million offering.  As of March 31, 2016, $300,000 had been subscribed and collected.  As of May 6, 2016, the Company has closed on $1.305 million, which does not include $150,000 from the prior note offering that has not yet exchanged into the current note offering.

Results of Operations

Our Consolidated Operations

For the Three Months Ended March 31, 2016, Compared to the Three Months Ended March 31, 2015

Due to the nature of our farming business for the three months ended March 31, 2016 and March 31, 2015, we have little or no revenues.  The revenue of $103,000for the three months ended March 31, 2016 was from the sale of parsnips. Also during this period, we recognized $17,000 from leasing our land.

Operating expenses from operations during the three months ended March 31, 2016 and 2015 were $1,708,000 and $490,000, respectively. The increase of $1,218,000 was primarily due to the $743,000 write off of the December 31, 2015 lease receivable and deferred rent, the write off of $587,000 in advances paid to Suncanna, partially offset by a reduction of $350,000 of the distributions owed to GrowCo Partners 1, LLC preferred members.  The Company also had increased legal expenses due to the Suncanna issue.   Therefore, for operations, during the three months ended March 31, 2016 and 2015, we recognized a net loss of $1,638,000 and $490,000, respectively.

Net loss attributed to Two Rivers for the three months ended March 31, 2016 was $2,590,000, compared to a loss of $1,377,000 for the three months ended March 31, 2015. The increase of $1,213,000 is due primarily to the reasons stated above and a $175,000 increase in interest expense.

Liquidity and Capital Resources

We have funded our operations primarily from the following sources:

•

Equity proceeds through private placements of Two Rivers Water & Farming Company and subsidiaries securities;

•

Revenue generated from operations;

•

Loans and lines of credit;

As of March 31, 2016, we had no available line or letters of credit and do not intend to seek any such financing in the foreseeable future.

Cash flow from operations has not historically been sufficient to sustain our operations without the above additional sources of capital.  As of March 31, 2016, we had cash and cash equivalents of $161,000. Cash flow consumed by our operating activities totaled $853,000 for the three months ended March 31, 2016, compared to operating activities consuming $870,000 for the three months ended March 31, 2015.

As of March 31, 2016, we had $1,096,000 in current assets and $13,890,000 in current liabilities. Of the current liabilities, $6,752,000 is from the HCIC seller carry back notes that are due June 30, 2016.  Management has been in contact with the various holders about an extension to July 1, 2019.  As of May 9, 2016, management has received a verbal commitment to extend $3,197,000 of these notes to July 1, 2019.The HCIC seller carry back notes have the HCIC ditch system as collateral, with an appraised value of $24,216,000.

Additionally, another $4,000,000 of GrowCo notes are classified as current liabilities.  The notes are due April 1, 2020; however the holders have the right to request full payment of the principal balance with a 60 day notice.  Management believes that none of the note holders will request the early principal payment option due to the high rate of interest and all note holders are also investors in other securities of the Company.

During the quarter ended March 31, 2016, GrowCo began offering $5,000,000 in senior secured exchange  notes due May 31, 2018, paying 22.5% annual interest, and an option at the holder to exchange into certain assets of GrowCo. Subsequent to the three months ended March 31, 2016 and through May 6, 2016, the Company received subscriptions and payment for an additional $1,155,000, net of offering costs, and converted $150,000 from a prior note payable into this offering.

Cash used in investing activities was $811,000 for the three months ended March 31, 2016 compared to $1,397,000 for the three months ended March 31, 2015. During the three months ended March 31, 2016, we purchased $45,000 in farming equipment, invested $162,000 in our water assets and continued on our construction of  GCP1 and GCP23X greenhouse of $604,000.

Cash flows generated by our financing activities for the three months ended March 31, 2016 was $1,304,000 compared to $1,437,000 for the three months ended March 31, 2015. During the three months ended March 31, 2016, we completed our GCP Super Units, LLC offering, closed on $300,000 of GrowCo debt, and reduced $125,000 in principal on our existing debt.

We currently expect that our cash expenditures will increase for the foreseeable future, as we seek to further expand our farming business and to continue expanding GrowCo.  As a result, our existing cash and cash equivalents and other working capital may not be sufficient to meet all of the projected cash needs contemplated by our business strategies for the remainder of 2016 and for 2017.  To the extent our cash and cash equivalents and other working capital are insufficient to fund our planned activities, we may need to either slow our growth initiatives or raise additional funds through public or private equity or debt financings.  We also may need to raise additional funds in the event we determine in the future to affect one or more acquisitions of businesses, technologies and products.  If additional funding is required, we cannot assure that we will be able to affect an equity or debt financing on terms acceptable to us or at all.

Critical Accounting Policies

We have identified the policies below as critical to our business operations and the understanding of our results from operations.  The impact and any associated risks related to these policies on our business operations is discussed throughout Management’s Discussion and Analysis of Financial Conditions and Results of Operations where such policies affect our reported and expected financial results.  For a detailed discussion of the application of these and other accounting policies, see Note 2 of the notes to condensed consolidated financial statements included elsewhere in this Form 10-Q.  Our preparation of such condensed consolidated financial statements and this Form 10-Q requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period.  There can be no assurance that actual results will not differ from those estimates.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to the impact of interest rate changes and change in the market values of our real estate properties and water assets.  Because we had no market risk sensitive instruments outstanding as of March 31, 2016, it was determined that there was no material market risk exposure to our consolidated financial position, results of operations, or cash flows as of such date.  We do not enter into derivatives or other financial instruments for trading or speculative purposes.

ITEM 4.  CONTROLS AND PROCEDURES

Management’s Evaluation of Disclosures Controls and Procedures

Our management, comprised of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2016.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives as described above.  Based on this evaluation, our management concluded that as of March 31, 2016, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.  Based on this assessment, management concluded that, as of March 31, 2016, our internal control over financial reporting was effective based on those criteria.

Changes in Internal Control over Financial Reporting

Since the year ending December 31, 2015 we have had no changes in our internal controls over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1A.  RISK FACTORS

The risks described in Item 1A. Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2015, could materially and adversely affect our business, financial condition and results of operations.  Those risk factors do not identify all risks that we face, and operations could also be affected by factors that are not presently known to us or that we currently consider to be immaterial to our operations.

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

TWO RIVERS WATER & FARMING COMPANY
Date: May 12, 2016	By:	/s/ Wayne Harding
Wayne Harding
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Principal Financial Officer pursuant to the Section 302 of the Sarbanes-Oxley Act
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act