Form 10-Q
period 2016-06-30
TWO RIVERS WATER & FARMING Co
filed 2016-08-12
CIK 1302946

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June, 30 2016

or

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

Registrant’s telephone number, including area code:(303) 222-1000

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

Yes |_| No |X|

As of August 5, 2016 there were 28,946,759 shares outstanding of the registrant's Common Stock.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Page
Financial Statements (Unaudited):
Condensed Consolidated Balance Sheets – June 30, 2016 and December 31, 2015	4
Condensed Consolidated Statements of Operations – Six months and three months ended June 30, 2016 and 2015	5
Condensed Consolidated Statements of Cash Flows – Six months ended June 30, 2016 and 2015	6
Notes to Condensed Consolidated Financial Statements	7

TWO RIVERS WATER & FARMING COMPANY AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In Thousands)

	June 30, 2016 (Unaudited)	December 31, 2015 Derived from Audit
ASSETS:
Current Assets:
Cash and cash equivalents	$ 127	$ 521
Accounts receivable, net	36	110
Accounts receivable, related party	-	910
Farm product	1,575	81
Deposits and other current assets	36	51
Total Current Assets	1,774	1,673
Long Term Assets:
Property, equipment and software, net	1,832	1,949
Land	5,147	5,154
Water assets	31,836	31,550
Greenhouse & infrastructure, net	5,515	1,827
Construction in progress	2,142	4,684
Intangible assets, net	897	917
Other long term assets	124	135
Total Long Term Assets	47,493	46,216
TOTAL ASSETS	$ 49,267	$ 47,889

LIABILITIES & STOCKHOLDERS' EQUITY:
Current Liabilities:
Accounts payable	$ 1,871	$ 367
Accrued liabilities	369	359
Current portion of notes payable	6,433	11,068
Preferred dividend payable	1,740	1,341
Total Current Liabilities	10,413	13,135
Notes Payable, net of current portion	10,697	3,630
Total Liabilities	21,110	16,765
Commitments & Contingencies (Note 3)
Stockholders' Equity:
Common stock, $0.001 par value, 100,000,000 shares authorized, 28,826,759 shares issued and outstanding at June 30, 2016 and 26,980,811 at December 31, 2015	29	27
Additional paid-in capital	73,686	73,702
Accumulated (deficit)	(78,068)	(73,517)
Total Two Rivers Water Company Shareholders' Equity	(4,353)	212
Noncontrolling interest in subsidiaries	32,510	30,912
Total Stockholders' Equity	28,157	31,124
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$ 49,267	$ 47,889

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

TWO RIVERS WATER & FARMING COMPANY AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(In Thousands, except Per Share Data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenue
Farm revenue	$ 24	$ 22	$ 127	$ 22
Leasing - Greenhouse	25	-	25	-
Other	16	20	33	20
Total Revenue	65	42	185	42
Direct cost of revenue	(52)	(21)	(102)	(21)
Gross Margin	13	21	83	21
Operating Expenses:
General and administrative	681	373	2,215	735
Depreciation and amortization	173	142	347	270
Total operating expenses	854	515	2,562	1,005
Loss from Operations	(841)	(494)	(2,479)	(984)
Other Income (Expense)
Interest expense	(469)	(371)	(859)	(587)
Warrant expense	-	(8)		(55)
Gain on disposal of assets	-	101	-	101
Other income (expense)	-	15	39	17
Total other income (expense)	(469)	(263)	(820)	(524)
Net Loss from Continuing Operations before Taxes	(1,310)	(757)	(3,299)	(1,508)
Income tax (provision) benefit	-	-	-	-
Net Loss before Preferred Dividends and Non-Controlling Interest	(1,310)	(757)	(3,299)	(1,508)
Preferred distributions	(642)	(419)	(1,243)	(1,046)
Net (income) attributable to non-controlling interest	(8)	(2)	(8)	(2)
Net Loss Attributable to Common Shareholders	$ (1,960)	$ (1,178)	$ (4,550)	$ (2,556)
Loss Per Common Share - Basic and Dilutive:	$ (0.07)	$ (0.04)	$ (0.16)	$ (0.10)
Weighted Average Shares Outstanding:
Basic and dilutive	28,827	26,655	27,904	26,590

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

TWO RIVERS WATER & FARMING COMPANY AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In Thousands)

(Unaudited)

	Six Months Ended June 30,
	2016	2015
Cash Flows from Operating Activities:
Net loss	$ (4,550)	$ (2,556)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	327	270
Accretion of debt discount	131	118
Write off of Suncanna receivable and advance	910	-
Warrant expense	-	55
Non-cash interest expense	-	45
In-kind distributions	503	1,046
(Return) of common stock	(14)	-
(Gain) loss on sale of investments and assets held	-	(101)
Net change in operating assets and liabilities:
Decrease in accounts receivable	74	80
(Increase) in farm product	(1,494)	(1,198)
(Increase) in deposits, prepaid expenses and other assets	14	(85)
Increase in accounts payable	1,504	303
(Decrease) increase in distribution payable to preferred shareholders	399	-
Increase (decrease) in accrued liabilities and other	10	(4)
Net Cash Used in Operating Activities	(2,186)	(2,027)
Cash Flows from Investing Activities:
Purchase of property and equipment	(117)	(149)
Investment in water assets	(279)	(181)
Construction in progress	(1,208)	(2,939)
Net Cash Used in Investing Activities	(1,604)	(3,269)
Cash Flows from Financing Activities:
Offering costs	(112)	(255)
GrowCo LLC preferred membership offerings	1,207	3,785
Proceeds from sale of TR Capital Partners, LLC preferred units	-	1,249
Proceeds from long-term debt	2,521	64
Payment on notes payable	(220)	(221)
Net Cash Provided by Financing Activities	3,396	4,622
Net Increase in Cash &Cash Equivalents	(394)	(674)
Beginning Cash &Cash Equivalents	521	1,934
Ending Cash &Cash Equivalents	$ 127	$ 1,260

Supplemental Disclosure of Cash Flow Information
Cash paid for interest, net of $114 and $68, respectively, capitalized into CIP	$ 546	$ 399
Equipment purchases financed	$ -	$ 64
Non-cash conversion of debt to GrowCo Partners 1, LLC membership units	$ -	$ 1,840

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

TWO RIVERS WATER & FARMING COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2016 and June 30, 2015

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

Two Rivers Water & Farming Company
Two Rivers
GrowCo
Farming
Water

Overview

In 2009, we began acquiring and developing irrigated farmland and associated water rights and infrastructure.  As of June 30, 2016, we own 7,350 gross acres. As capital becomes available, we will seek to expand our holdings by strategically acquiring or leasing irrigable farmland in the Arkansas River Basin.  We intend to develop and bring into production more of our currently held gross acres as we acquire additional water rights.  We also expect to increase the variety of crops we produce as we continue to expand.

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

Under GrowCo, a separate Colorado limited liability company will own each greenhouse or extraction facility.  On January 20, 2015, we announced that GrowCo Partners 1, LLC, or GCP1, completed a $4.4 million financing for the first greenhouse project, which consists of a 90,000 square foot greenhouse and 15,000 square foot processing and warehouse facility on 40 acres of land.  GCP1’s greenhouse was partially occupied in September with lease revenue beginning September 1, 2015. On April 14, 2016, we received notice from the Marijuana Enforcement Division of the Colorado Department of Revenue that the current tenant, Suncanna, LLC (“Suncanna”) received a suspension order.  This suspension including back due lease payments caused Suncanna to be in violation of its lease with GCP1.  Therefore, GCP1 began eviction process against Suncanna.  Due to the eviction process, during the three months ended March 31, 2016, we wrote off $743,000 in Lease Revenues – Related Party, wrote off $587,000 in advances to Suncanna, and did not recognize any Lease Revenues – Related Party.  During the three months ended June 30, 2016, we recognized $25,000 in greenhouse lease revenue from a payment received from Suncanna in early April, 2016. The total write off of $1.330 million is partially off-set by a $350,000 reduction in the amount owed to the GCP1 preferred unit holders.

On July 22, 2016 the Company’s GrowCo subsidiary, GrowCo Partners 1, LLC received a court ordered Writ of Restitution from the Pueblo County Colorado District Court ordering Suncanna, the Company’s tenant in its marijuana-focused greenhouse, to vacate the greenhouse by September 6, 2016 at 12:00 P.M MDT.  If Suncanna has not vacated the greenhouse by that date and time, the court has ordered the Pueblo County Sheriff, in conjunction with the Colorado Marijuana Enforcement Division, to remove Suncanna from the greenhouse.

Our second greenhouse project will also consist of a 90,000 square foot greenhouses and a 15,000 square foot processing and warehouse facilities on an additional 80 acres of land.  Upon completion, this project (GCP 2) will be operated, as a landlord, by a separate GrowCo LLC. Construction on this greenhouse began in early January, 2016 with an expected completion by December 31, 2016.

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

In the first quarter of 2016, to raise additional capital, GrowCo began to offer up to $1.5 million in promissory notes.  As of March 31, 2016, GrowCo obtained $300,000 in subscriptions and associated payments. On May 2, 2016 GrowCo converted its $1.5 million promissory note offering to a $5.0 million promissory note offering. On June 10, 2016, GrowCo changed the offering to offer investors an investment in either a $6 million or $7 million exchange note, with the total of the notes not exceeding $7 million, and included a warrant in GrowCo common shares for each dollar invested at $0.25/share.  The investors that invested in the $1.5 million note offering were offered an exchange to the $7.0 million note offering, of which $200,000 have converted, leaving $100,000 investment in the $1.5 million promissory note.  The total raise for the $1.5 million, the $6.0 million and the $7.0 million will not be greater than $7.0 million. As of August 5, 2016 GrowCo has raised $2.1 million, which includes those that converted from the $1.5 million promissory note offering.  The majority of investors in the GrowCo notes are with our core investor group.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of Two Rivers along with its farming, water and greenhouse operations. All significant inter-company balances and transactions have been eliminated in consolidation.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Item 210 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements, although the Company believes that the disclosures made are adequate to make the information not misleading. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation for the periods presented have been included as required by Regulation S-X, Rule 10-01.  Operating results for the six months ended June 30, 2016 are not necessarily indicative of the results that may be expected for the year ended December 31, 2016. It is suggested that these condensed consolidated financial statements be read in conjunction with the Company’s consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

Non-controlling Interest

Below is the detail of non-controlling interest shown on the condensed consolidated balance sheets.

	As of
Entity	June 30, 2016	December 31, 2015
TR Capital	$ 20,588,000	$ 20,588,000
HCIC	1,383,000	1,375,000
F-1	29,000	29,000
F-2	162,000	162,000
DFP	452,000	452,000
GrowCo Partners 1, LLC	3,521,000	3,521,000
GCP Super Units, LLC	4,923,000	3,828,000
TR Cap 20150630 Distribution, LLC	497,000	497,000
TR Cap 20150930 Distribution, LLC	460,000	460,000
TR Cap 20151231 Distribution, LLC	495,000	-
Totals	$ 32,510,000	$ 30,912,000

During the year ended December 31, 2015, $152,000 of TR Capital Preferred Membership units converted into Two Rivers’ common shares and $60,000 of F-2 membership units converted into Two Rivers’ common shares.  Two Rivers also formed two LLC special entities (TR Cap 20150630 Distribution and TR Cap 20150930 Distribution) to provide in-kind distributions totaling $957,000 to holders of TR Capital Preferred Membership units.

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

Based on the current year crop plan gross margin is estimated to be 20%.  This gross margin percentage (20%) is used to estimate the direct cost of farm revenue for the interim periods along with the amount of farm product recognized on the balance sheet.  It is management’s estimate that the farm product is recorded at lower of cost or market.

Lease Revenues

The lease between GrowCo (through its subsidiary, GCP 1) and its related party lessee, Suncanna, was classified as an operating lease.  Under ASC 840-10-25-1(a) “Lease Classification Criteria”, a lease is an operating lease if it does not many any of the four criteria listed in ASC 840-10-25-1.  GrowCo’s lease with Suncanna did not meet any of these criteria.

For the period September 1, 2015 through December 31, 2015, Lease revenue – related party is recognized monthly at the end of each month.  Total lease payments under the 60-month lease agreement, which are $11,151,000, is divided by the lease term.  Therefore, the average lease rate per month is $186,000. This spreads the total amount of the lease payment stream over the life of the lease.

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

On April 14, 2016, we received notice from the Marijuana Enforcement Division of the Colorado Department of Revenue that Suncanna received a suspension order.  This caused Suncanna to be in violation of its lease with GCP1.  Therefore, GCP1 began eviction process against Suncanna.  Due the eviction process, during the three months ended March 31, 2016, we wrote off $743,000 in Lease Revenues – Related Party, wrote off $587,000 in advances to Suncanna, and did not recognized any Lease Revenues – Related Party.  The total write off of $1.33 million is partially off-set by a $350,000 reduction in the amount owed to the GCP1 preferred unit holders.

On July 22, 2016 the Company’s GrowCo subsidiary, GrowCo Partners 1, LLC received a court ordered Writ of Restitution from the Pueblo County Colorado District Court ordering Suncanna, the Company’s tenant in its marijuana-focused greenhouse, to vacate the greenhouse by September 6, 2016 at 12:00 P.M MDT.  If Suncanna has not vacated the greenhouse by that date and time, the court has ordered the Pueblo County Sheriff, in conjunction with the Colorado Marijuana Enforcement Division, to remove Suncanna from the greenhouse.

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

Below is a summary of premises and equipment:

Asset Type	Life in Years	June 30, 2016	December 31, 2015
Office equipment, furniture	5 - 7	$ 11,000	$ 11,000
Computers	3	47,000	45,000
Vehicles	5	49,000	45,000
Farm equipment	7 - 10	1,918,000	1,807,000
Irrigation system	10	995,000	995,000
Buildings	27.5	393,000	393,000
Website	3	7,000	7,000
Subtotal		3,420,000	3,303,000
Less: Accumulated depreciation		(1,588,000)	(1,354,000)
Net book value		$ 1,832,000	$ 1,949,000

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

Intangibles

Two Rivers recognizes the estimated fair value of water rights acquired by the Company’s purchase of stock in Huerfano Cucharas Irrigation Company (“HCIC”) and Orlando.   These intangible assets will not be amortized because they have an indefinite remaining useful life based on many factors and considerations, including, the historical upward valuation of water rights within Colorado.

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

Member Assessments

Once per year the HCIC board estimates HCIC’s expenses, less anticipated water revenues, and establishes an annual assessment per ownership share.  One-half of the member assessment is recorded in the first quarter of the calendar year and the other one-half of the member assessment is recorded in the third quarter of the calendar year.  Assessments paid by Two Rivers Water Company to HCIC are eliminated in consolidation of the condensed consolidated financial statements.  The assessments that are not eliminated are included in Other revenue.

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

The dilutive effect of the outstanding 489,000 RSUs, 2,014,867 options, and 17,802,908 warrants at June 30, 2016, has not been included in the determination of diluted earnings per share since, under ASC 260 they would anti-dilutive.

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

In April 2015, FASB issued ASU 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.  The guidance in the ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015.  Early adoption is allowed for financial statements that have not been previously issued.  Debt issuance costs related to a recognized debt liability will be presented on the balance sheet as a direct deduction from the debt liability, similar to the presentation of debt discounts.  The Company has elected to adopt this ASU in 2015 and is presented in these financial statements. The debt issuance costs are amortized using the effective interest method.

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

GrowCo, GCP1, GCP 2 Greenhouse Construction in Progress

The Company has completed the construction of its first greenhouse (90,000 square feet plus a 1,000 square feet boiler/mechanical room) and related warehouse facilities (15,000 square feet). These costs are capitalized, and not amortized or depreciated until the construction is completed in accordance with ASC 360 and 835.

Construction costs are as follows:

	Six Months ended	Year ended
	June 30, 2016	December 31, 2015
Beginning balance	$ 4,684,000	$ 1,081,000
Additions	1,208,000	5,430,000
Finished - Transferred	(3,750,000)	(1,827,000)
Ending Balance	$ 2,142,000	$ 4,684,000

The Company estimates an additional expenditure of$250,000 is required for the completion of the GCP1 greenhouse and warehouse and $3.0 million to complete GCP 2.

NOTE 4 – NOTES PAYABLE

Below is a summary of the Company’s consolidated long term debt:

	June 30, 2016		Dec 31, 2015
Note	Principal Balance	Accrued Interest	Principal Balance	Interest rate	Security
HCIC seller carry back	$ 7,263,000	$ 36,000	$ 7,373,000	6%	Shares in the Mutual Ditch Company
Series B convertible debt	-	-	25,000	6%	F-2 assets
CWCB	796,000	5,000	845,000	2.5%	Certain Orlando and Farmland assets
FirstOak Bank - Dionisio Farm	771,000	12,000	771,000	(1)	Dionisio farmland and 146.4 shares of Bessemer Irrigating Ditch Company Stock, well permits
FirstOak Bank - Dionisio Farm	167,000	6,000	162,000	(2)	Dionisio farmland and 9 shares of Bessemer Irrigating Ditch Company Stock, well permits, water leases
Seller Carry Back - Dionisio	590,000	4,000	590,000	6.0%	Unsecured
FirstOak Bank - Mater	156,000	2,000	152,000	(1)	Secured by Mater assets purchased
McFinneyAgri-Finance	627,000	-	631,000	6.8%	2,579 acres of pasture land in Ellicott Colorado
GrowCo, Inc.
GrowCo $4M notes	4,000,000	75,000	4,000,000	22.5%	Various land and water assets
GrowCo $1.5M exchange note	100,000	2,000	-	22.5%	Various land and water assets
GrowCo $6M exchange note	1,707,000	57,000	-	22.5%	Various land and water assets
GrowCo $7M exchange note	305,000	4,000	-	10.0%-22.5%	Various land and water assets
DFP Crop Loan	400,000	-	-	18.0%	In-ground crops
Equipment loans	353,000	13,000	385,000	5 - 8%	Specific equipment
Total	17,235,000	$ 216,000	14,934,000
Less: HCIC discount	-		(127,000)
Less: GrowCo discount	(105,000)		(109,000)
Less: Current portion	(6,433,000)		(11,068,000)
Long term portion	$ 10,697,000		$ 3,630,000

Notes:
(1) Prime rate + 1%, but not less than 6%
(2) Prime rate + 1.5%, but not less than 6%

The Company elected to adopt early FASB ASU 2015-03, whereby debt issuance costs are recorded as a deduction from the carrying value of liability, and not recorded as an asset.  The debt issuance costs are amortized using the effective interest method.  As of June 30, 2016 and December 31, 2015, the total debt discount was $105,000 and $236,000, respectively.

DFP Crop Loan

For the three months ended June 30, 2016, DFP issued short term notes, due January 31, 2017, to assist with the payment of crop inputs.  These notes are secured by crops in the ground via a UCC1 filing.  On July 22, 2016, Wayne Harding, our Chief Executive Officer, invested $20,000 in the DFP Crop Loan.

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

Operating results for each of the segments of the Company are as follows (in thousands):

	Six Months Ended June 30, 2016					Six Months Ended June 30, 2015
	Parent	Farms	Greenhouse	Water	Total	Parent	Farms	Greenhouse	Water	Total
Revenue	$ -	$ 127	$ 25	$ 33	$ 185	$ -	$ 39	$ -	$ 3	$ 42
Less: direct cost of revenue	-	102	-	-	102	-	21	-	-	21
Gross Margin	-	25	25	33	83	-	18	-	3	21
Total Operating Expenses	(555)	(355)	(1,620)	(32)	(2,562)	(916)	-	(53)	(36)	(1,005)
Total Other Income (Expense)	(1)	(60)	(447)	(312)	(820)	37	(54)	(143)	(364)	(524)
Net (Loss) from Operations Before Income Taxes	(556)	(390)	(2,042)	(311)	(3,299)	(879)	(36)	(196)	(397)	(1,508)
Income Taxes (Expense)/Credit	-	-	-	-	-	-	-	-	-	-
Net Loss from Operations	(556)	(390)	(2,042)	(311)	(3,299)	(879)	(36)	(196)	(397)	(1,508)
Preferred dividends	(948)	-	(295)	-	(1,243)	(997)	(49)	-	-	(1,046)
Non-controlling interest	-	-	-	(8)	(8)	-	-	-	(2)	(2)
Net (Loss)	$ (1,504)	$ (390)	$ (2,337)	$ (319)	$ (4,550)	$ (1,876)	$ (85)	$ (196)	$ (399)	$ (2,556)
Segment Assets	$ 1,925	$ 7,691	$ 7,689	$ 31,962	$ 49,267	$ 1,129	$ 8,848	$ 5,465	$ 31,051	$ 46,493

NOTE 7– EQUITY TRANSACTIONS

Common Stock

The Company has authorized 100,000,000 shares of common stock with a par value of $0.001.  The total issued common stock as of June 30, 2016, was 28,826,759 shares.

During the three months ended June 30, 2016the Company issued 1,880,948 restricted shares to former CEO John McKowen.  These restricted shares were from a prior grant which was fully expensed in prior years.

During the three months ended June 30, 2016 35,000 shares of the Company’s common stock was returned from a shareholder.

NOTE 8 – RELATED PARTY TRANSACTIONS

Subsequent to the period ended June 30, 2016, GrowCo, through subsidiaries, entered into agreements to lease greenhouses to Johnny Cannaseed, LLC, an entity controlled by John McKowen, the Company’s former CEO and significant investor in the Company.

NOTE 9 – SUBSEQUENT EVENTS

Pursuant to ASC 855, management has evaluated all events and transactions that occurred from June 30, 2016 through the date of issuance of these financial statements.  During this period, we had the following significant subsequent event:

On July 22, 2016 the Company’s GrowCo subsidiary, GrowCo Partners 1, LLC received a court ordered Writ of Restitution from the Pueblo County Colorado District Court ordering Suncanna, the Company’s tenant in its marijuana-focused greenhouse, to vacate the greenhouse by September 6, 2016 at 12:00 P.M MDT.  If Suncanna has not vacated the greenhouse by that date and time, the court has ordered the Pueblo County Sheriff, in conjunction with the Colorado Marijuana Enforcement Division, to remove Suncanna from the greenhouse.

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

In 2016we planted a total of 850 acres with no preventative planted acres. Our planned crop production will consist of cabbage, pumpkins, squash, watermelon, onions, parsnips and pinto beans grown for human consumption, as well as feed/industrial crops, such as hemp and corn, planted as part of our crop rotation practice.

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

On April 14, 2016 we were notified that the sole tenant of GCP1 greenhouse (Suncanna LLC) received a notice of suspension from the Marijuana Enforcement Division of the Colorado Department of Revenue.  This suspension remains in place until a hearing is set.   Due to this suspension order, the GCP1 greenhouse tenant (Suncanna, LLC)was in violation of its lease.  Therefore, on April 25, 2016, GCP1 terminated Suncanna’s lease and began an eviction process against Suncanna.  Therefore, the Company did not recognize any lease revenue for the quarter ended March 31, 2016. As of December 31, 2015, the Company recorded a lease receivable of $700,000 and deferred rent of $43,400.  Due to Suncanna’s suspension, during the quarter ending March 31, 2016 the Company wrote off the $700,000 lease receivable and the deferred rent of $43,400.  Further, advances to Suncanna of $587,000 were written off.

On July 22, 2016 the Company’s GrowCo subsidiary, GrowCo Partners 1, LLC received a court ordered Writ of Restitution from the Pueblo County Colorado District Court ordering Suncanna, the Company’s tenant in its marijuana-focused greenhouse, to vacate the greenhouse by September 6, 2016 at 12:00 P.M MDT.  If Suncanna has not vacated the greenhouse by that date and time, the court has ordered the Pueblo County Sheriff, in conjunction with the Colorado Marijuana Enforcement Division, to remove Suncanna from the greenhouse.

Our second greenhouse project will also consist of a 90,000 square foot greenhouse and 15,000 square foot processing and warehouse facility on an additional 40 acres of land.  Upon completion, this project will be operated, as a landlord, by a separate LLC under GrowCo (GCP 2). GCP 2’s greenhouse structure was ordered in 2015.  Construction on this greenhouse began in early January, 2016 with an expected completion by December 31, 2016.

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

In the first quarter of 2016, to raise additional capital, GrowCo began to offer up to $1.5 million in promissory notes.  As of March 31, 2016, GrowCo obtained $300,000 in subscriptions and associated payments. On May 2, 2016 GrowCo converted its $1.5 million promissory note offering to a $5.0 million promissory note offering. On June 10, 2016, GrowCo changed the offering to a combined $6 million and $7 million exchange note, and included a warrant in GrowCo common shares for each dollar invested at $0.25/share.  The investors that invested in the $1.5 million note offering were offered an exchange to the $7.0 million note offering, of which $200,000 have converted.  As of August 5, 2016 GrowCo has raised $2.1 million, which includes those that converted from the $1.5 million promissory note offering.

Results of Operations

Our Consolidated Operations

For the Three Months Ended June 30, 2016, Compared to the Three Months Ended June 30, 2015

Due to the nature of our farming business for the three months ended June30, 2016 and June 30, 2015, we have minimal revenues.  Farm revenue for the three months ended June 30, 2016 was $24,000.  Also during this period, we recognized $16,000 from leasing our land. Greenhouse revenue for the period of $25,000 was due to a payment that was received from Suncanna.

For the three months ended June 30, 2015 we had farm revenues of $22,000 and $20,000 from farm and pasture leases.

Operating expenses during the three months ended June 30, 2016 and 2015 were $854,000 and $515,000, respectively. The increase of $339,000 was primarily due to legal costs.   During the three months ended June 30, 2016 and 2015, we recognized a loss from operations of $1,310,000 and $757,000, respectively.

Other expenses for the three months ended June 30, 2016 and 2015 were $469,000 and $263,000.  The increase of $206,000 was largely due interest expense.

After recognizing the preferred distributions and the income attributed to non-controlling interest, the net loss attributed to Two Rivers’ common shareholders for the three months ended June 30, 2016 was $1,960,000 compared to a loss of $1,178,000 for the three months ended June 30,2015. The increase of $782,000 is due primarily to the reasons stated above.

For the Six Months Ended June 30, 2016, Compared to the Six Months Ended June 30, 2015

For the six months ended June 30, 2016 we had revenues of $185,000,$127,000 of which was from farming, $33,000 from leases and $25,000 from the greenhouse.  For the six months ended June 30, 2015 we had revenues of $42,000, $22,000 of which was from farming and $20,000 from leases.  The increase of $143,000 was largely due to our shipment of parsnips in early 2016, representing $105,000 in revenue.

Operating expenses during the six months ended June 30, 2016 and 2015 were $2,562,000 and $1,005,000, respectively. The increase of $1,557,000 was primarily due to higher G&A resulting from the write-off of Suncanna accounts receivable and advances in the first quarter and higher legal fees.   During the six months ended June 30, 2016 and 2015, we recognized a loss from operations of $2,479,000 and $984,000, respectively.

Other expenses for the six months ended June 30, 2016 and 2015 were $820,000 and $524,000.  The increase of $296,000 was largely due to interest expense.

After recognizing the preferred distributions and the income attributed to non-controlling interest, the net loss attributed to Two Rivers’ common shareholders for the six months ended June 30, 2016 was $4,550,000, compared to a loss of $2,556,000 for the six months ended June 30,2015. The increase of $1,994,000 is due primarily to the reasons stated above.

Liquidity and Capital Resources

We have funded our operations primarily from the following sources:

•

Equity proceeds through private placements of Two Rivers Water & Farming Company and subsidiaries securities;

•

Revenue generated from operations;

•

Loans and lines of credit;

As of June 30, 2016, we had no available line or letters of credit and do not intend to seek any such financing in the foreseeable future.

Cash flow from operations has not historically been sufficient to sustain our operations without the above additional sources of capital. As of June 30, 2016, we had cash and cash equivalents of $127,000. Cash flow consumed by our operating activities totaled $2,186,000 for the six months ended June 30, 2016, compared to operating activities consuming $2,027,000 for the six months ended June 30, 2015.

As of June 30, 2016, we had $1,774,000 in current assets and $10,413,000 in current liabilities. Of the current liabilities, $959,000 is from the HCIC seller carry back notes that are due June 30, 2016, which the Company has yet to make the principal payment. Management has been in contact with the various holders about an extension to July 1, 2019.  As of August 5, 2016, management has received written commitments to extend $5,549,000of these notes to July 1, 2019.The HCIC seller carry back notes have the HCIC ditch system as collateral, with an appraised value of $24,216,000.

Additionally, another $4,000,000 of GrowCo notes are classified as current liabilities.  The notes are due April 1, 2020 however, the holders have the right to request full payment of the principal balance with a 60 day notice.  Management believes that none of the note holders will request the early principal payment option due to the high rate of interest and all noteholders are also investors in other securities of the Company.

In the first quarter of 2016, to raise additional capital, GrowCo began to offer up to $1.5 million in promissory notes.  As of March 31, 2016, GrowCo obtained $300,000 in subscriptions and associated payments. On May 2, 2016 GrowCo converted its $1.5 million promissory note offering to a $5.0 million promissory note offering. On June 10, 2016, GrowCo changed the offering to a combined $6 million and $7 million exchange note, and included a warrant in GrowCo common shares for each dollar invested at $0.25/share.  The investors that invested in the $1.5 million note offering were offered an exchange to the $7.0 million note offering, of which $200,000 have converted.  As of August 5, 2016 GrowCo has raised $2.1 million, which includes those that converted from the $1.5 million promissory note offering.

Cash used in investing activities was $1,604,000 for the six months ended June 30, 2016 compared to $3,269,000 for the six months ended June 30, 2015. During the six months ended June 30, 2016, we purchased $117,000 in farming equipment, invested $279,000 in our water assets and continued on our construction of GCP1 and GCP2 greenhouse of $1,208,000.

Cash flows generated by our financing activities for the six months ended June 30, 2016 was $3.4 million compared to $4.6 million for the six months ended June 30, 2015. During the six months ended June 30, 2016, we completed our GCP Super Units, LLC offering, closed on $2,112,000 of GrowCo debt, and reduced $220,000 in principal on our existing debt.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to the impact of interest rate changes and change in the market values of our real estate properties and water assets. Because we had no market risk sensitive instruments outstanding as of June 30, 2016, it was determined that there was no material market risk exposure to our consolidated financial position, results of operations, or cash flows as of such date.  We do not enter into derivatives or other financial instruments for trading or speculative purposes.

ITEM 4.  CONTROLS AND PROCEDURES

Management’s Evaluation of Disclosures Controls and Procedures

Our management, comprised of the same person acting as our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2016.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives as described above.  Based on this evaluation, our management concluded that as of June 30, 2016, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.  Based on this assessment, management concluded that, as of June 30, 2016, our internal control over financial reporting was effective based on those criteria.

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

TWO RIVERS WATER & FARMING COMPANY
Date: August 11, 2016	By:	/s/ Wayne Harding
Wayne Harding
Chief Executive Officer and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act