Form 10-Q
period 2016-09-30
TWO RIVERS WATER & FARMING Co
filed 2016-11-14
CIK 1302946

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

or

[  ]

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the transition period from _________ to _____________

Commission file number: 000-51139

Two Rivers Water & Farming Company

(Exact Name of Registrant as Specified in Its Charter)

Colorado	13-4228144
(State or Other Jurisdiction or	(I.R.S. Employee
Incorporation or Organization)	Identification No.)

2000 South Colorado Blvd.
Tower 1, Suite 3100
Denver, Colorado	80222
(Address of Principal Executive Offices)	(Zip Code)

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

Yes |_| No |X|

As of November 7, 2016 there were 29,231,759 shares outstanding of the registrant's Common Stock.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Page
Financial Statements (Unaudited):
Condensed Consolidated Balance Sheets – September 30, 2016 and December 31, 2015	4
Condensed Consolidated Statements of Operations – Three Months and Nine Months Ended September 30, 2016 and 2015	5
Condensed Consolidated Statements of Cash Flows – Nine Months Ended September 30, 2016 and 2015	6
Notes to Condensed Consolidated Financial Statements	7

TWO RIVERS WATER & FARMING COMPANY AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In Thousands)

	September 30, 2016 (Unaudited)	December 31, 2015
ASSETS:
Current Assets:
Cash and cash equivalents	$ 603	$ 521
Accounts receivable, net	1,345	110
Accounts receivable, related party	-	910
Farm product	1,216	81
Deposits and other current assets	62	51
Total Current Assets	3,226	1,673
Long Term Assets:
Property, equipment and software, net	1,704	1,949
Land	5,144	5,154
Water rights and infrastructure	32,007	31,550
Greenhouse & infrastructure, net	5,567	1,827
Construction in progress	2,975	4,684
Intangible assets, net	887	917
Other long term assets	124	135
Total Long Term Assets	48,408	46,216
TOTAL ASSETS	$ 51,634	$ 47,889

LIABILITIES & STOCKHOLDERS' EQUITY:
Current Liabilities:
Accounts payable	$ 3,340	$ 367
Accrued liabilities	688	359
Current portion of notes payable	12,314	11,068
Preferred dividend payable	2,434	1,341
Total Current Liabilities	18,776	13,135
Notes Payable, net of current portion	6,405	3,630
Total Liabilities	25,181	16,765
Commitments & Contingencies
Stockholders' Equity:
Common stock, $0.001 par value, 100,000,000 shares authorized, 29,231,759 shares issued and outstanding at September 30, 2016 and 26,980,811 at December 31, 2015	29	27
Additional paid-in capital	73,714	73,702
Accumulated (deficit)	(79,799)	(73,517)
Total Two Rivers Water Company Shareholders' (Deficit) Equity	(6,056)	212
Non-controlling interest in subsidiaries	32,509	30,912
Total Stockholders’ Equity	26,453	31,124
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$ 51,634	$ 47,889

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

TWO RIVERS WATER & FARMING COMPANY AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(In Thousands, except Per Share Data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenue
Farm revenue	$ 2,282	$ 1,497	$ 2,409	$ 1,519
Leasing - Greenhouse	-	175	25	175
Other	7	13	40	32
Total Revenue	2,289	1,685	2,474	1,726
Direct cost of revenue	(1,945)	(1,175)	(2,047)	(1,195)
Gross Margin	344	510	427	531
Operating Expenses:
General and administrative	686	469	2,902	1,204
Depreciation and amortization	195	138	542	408
Total operating expenses	881	607	3,444	1,612
Loss from Operations	(537)	(97)	(3,017)	(1,081)
Other Income (Expense)
Interest expense	(506)	(340)	(1,365)	(927)
Warrant expense	-	-	-	(55)
Gain on disposal of assets	-	-	-	101
Other income (expense)	8	6	47	22
Total other income (expense)	(498)	(334)	(1,318)	(859)
Net Loss from Continuing Operations before Taxes	(1,035)	(431)	(4,335)	(1,940)
Income tax (provision) benefit	-	-	-	-
Net Loss before Preferred Dividends and Non-Controlling Interest	(1,035)	(431)	(4,335)	(1,940)
Preferred distributions	(695)	(712)	(1,938)	(1,758)
Net (income) loss attributable to non-controlling interest	1	2	(7)	-
Net Loss Attributable to Common Shareholders	$ (1,729)	$ (1,141)	$ (6,280)	$ (3,698)
Loss Per Common Share - Basic and Dilutive:	$ (0.06)	$ (0.04)	$ (0.22)	$ (0.14)
Weighted Average Shares Outstanding:
Basic and dilutive	28,064	26,655	27,957	26,590

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

TWO RIVERS WATER & FARMING COMPANY AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In Thousands)

(Unaudited)

	Nine Months Ended September 30,
	2016	2015
Cash Flows from Operating Activities:
Net loss	$ (6,280)	$ (3,698)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	542	408
Accretion of debt discount	177	196
Write off of Suncanna receivable and advance	910	-
Option and Warrant expense	28	55
Non-cash interest expense	-	45
In-kind distributions	495	1,758
(Return) of common stock	(14)	-
(Gain) loss on sale of investments and assets held	-	(101)
Net change in operating assets and liabilities:
(Increase) in accounts receivable	(1,235)	(934)
(Increase) in farm product	(1,135)	(1,061)
(Increase) in deposits, prepaid expenses and other assets	(11)	(88)
Increase in accounts payable	2,978	553
Increase in distribution payable to preferred shareholders	1,093	-
Increase (decrease) in accrued liabilities and other	329	(131)
Net Cash Used in Operating Activities	(2,123)	(2,998)
Cash Flows from Investing Activities:
Purchase of property and equipment	(125)	(158)
Investment in water assets	(446)	(181)
Construction in progress	(2,163)	(4,057)
Net Cash Used in Investing Activities	(2,734)	(4,396)
Cash Flows from Financing Activities:
Offering costs	(112)	(374)
GrowCo LLC preferred membership offerings	1,207	5,275
Proceeds from sale of TR Capital Partners, LLC preferred units	-	1,249
Proceeds from long-term debt	4,199	64
Payment on notes payable	(355)	(244)
Net Cash Provided by Financing Activities	4,939	5,970
Net Increase (Decrease) in Cash & Cash Equivalents	82	(1,424)
Beginning Cash & Cash Equivalents	521	1,934
Ending Cash & Cash Equivalents	$ 603	$ 521

Supplemental Disclosure of Cash Flow Information
Cash paid for interest, net of $222 and $132 respectively, capitalized into CIP	$ 835	$ 746
Equipment purchases financed	$ -	$ 64
Non-cash conversion of debt to GrowCo Partners 1, LLC membership units	$ -	$ 1,840
Non-cash payment of preferred distributions	$ -	$ 1,495

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

TWO RIVERS WATER & FARMING COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2016 and September 30, 2015

(Unaudited)

NOTE 1 – ORGANIZATION AND BUSINESS

Unless the context requires otherwise, references in these notes to “Two Rivers,” the “Company,” “we,” “our,” “us” and similar terms are to Two Rivers Water & Farming Company and its subsidiaries.

Corporate Evolution

In 2014, we formed a new company, TR Capital Partners, LLC or TR Capital, which issued all of its common units to Two Rivers Water & Farming Company, and our direct and indirect subsidiaries entered into a series of related transactions as the result of which assets and operations of those subsidiaries transferred to TR Capital.  As a result of those transactions, TR Capital operates or controls all of the operations formerly conducted by those subsidiaries, and we classify TR Capital as Two Rivers Water & Farming Company for purposes of our financial statements.  Two Rivers has divided its operations into our traditional lines of business of farming and water, which are operated by us, and our cannabis-focused business, which is operated by our subsidiary GrowCo, Inc., or GrowCo.

Overview

In 2009, we began acquiring and developing irrigated farmland and associated water rights and infrastructure.  As of September 30, 2016, we owned 7,350 gross acres.

In May 2014 we formed GrowCo, which issued 20,000,000 shares of its common stock to Two Rivers.  In August 2014 we announced that we were reserving 10,000,000 of the GrowCo shares for distribution to holders of our Common Stock as of four record dates (January 1, 2015; April 1, 2015; July 1, 2015 and October 1, 2015) after a registration statement covering GrowCo common shares has been filed and declared effective, which has not yet occurred.  On each record date, we recorded a pending distribution of 2,500,000 GrowCo common shares on a pro rata basis to holders of Common Stock.

Under GrowCo, a separate Colorado limited liability company will own each greenhouse or extraction facility.  On January 20, 2015, GrowCo Partners 1, LLC, or GCP1, completed a $4.4 million financing for the first greenhouse project, which consists of a 90,000 square foot greenhouse and 15,000 square foot processing and warehouse facility on 40 acres of land.  GCP1’s greenhouse was partially occupied in September with lease revenue beginning September 1, 2015.  On April 14, 2016, we received notice from the Marijuana Enforcement Division of the Colorado Department of Revenue that the then current tenant, Suncanna, LLC (“Suncanna”), had received a suspension order.  This suspension, in addition to non-payment of back due lease payments owed, caused Suncanna to be in violation of its lease with GCP1.  Therefore, GCP1 began the eviction process against Suncanna.  Due to the eviction process, during the three months ended March 31, 2016, we wrote off $743,000 in Lease Revenues – Related Party, wrote off $587,000 in advances to Suncanna, and did not recognize any Lease Revenues – Related Party.  During the nine months ended September 30, 2016, we recognized $25,000 in greenhouse lease revenue from a payment received from Suncanna in early April 2016.  The total write off of $1.330 million was partially offset by a $350,000 reduction in the amount owed to the GCP1 preferred unit holders.  On July 22, 2016 GCP1 received a Writ of Restitution from the Pueblo County Colorado District Court ordering Suncanna to vacate GCP1’s greenhouse by September 6, 2016.  On August 31, 2016 a lawsuit was filed by Aaron Van Wingerden, owner of Suncanna, in Pueblo County Colorado District Court against GrowCo, GrowCo Business Development, LLC., GCP1, GrowCo Funding, LLC., TR Capital, Two Rivers and certain current and former employees, and associates.  The Company believes that the suit has no merit and will have no material impact on the Company’s financial condition.

Our second greenhouse project will also consist of a 90,000 square foot greenhouse and a 15,000 square foot processing and warehouse facility on an additional 40 acres of land.  Upon completion, this project will be operated, as a landlord, by a separate GrowCo subsidiary. Construction on this greenhouse began in early January 2016, with completion expected by the first quarter of 2017.

During the third quarter of 2015, GrowCo completed a $4.0 million private placement of debt securities, with proceeds to be used to partially fund the second greenhouse and provide working capital.

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

In the first quarter of 2016, GrowCo obtained $300,000 in subscriptions and associated payments in a promissory note offering of up to $1.5 million. In September 2016 GrowCo changed the offering to two series of promissory notes with aggregate principal amounts of up to either $6 million or $7 million, in each case together with warrants to purchase, at a price of $0.25 per share, 1.0 GrowCo common shares for each dollar invested in the related promissory notes.  Of the $300,000 principal amount of notes issued earlier, $200,000 were exchanged for the new note and warrant packages and $100,000 remain outstanding.  As of November 7, 2016, GrowCo had raised $4.2 million, including the $200,000 of notes issued in exchange for the earlier offered notes.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of Two Rivers along with its farming, water and greenhouse operations. All significant inter-company balances and transactions have been eliminated in consolidation.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Item 210 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements, although the Company believes that the disclosures made are adequate to make the information not misleading.  In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation for the periods presented have been included as required by Regulation S-X, Rule 10-01.  Operating results for the nine months ended September 30, 2016 are not necessarily indicative of the results that may be expected for the year ended December 31, 2016.  It is suggested that these condensed consolidated financial statements be read in conjunction with the Company’s consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the Securities and Exchange Commission on March 25, 2016.

Non-controlling Interest

Below is the detail of non-controlling interest shown on the condensed consolidated balance sheets.

	September 30, 2016	December 31, 2015
TR Capital	$ 20,588,000	$ 20,588,000
HCIC	1,382,000	1,375,000
Two Rivers Farms F-1, Inc.	29,000	29,000
Two Rivers Farms F-2, Inc.	162,000	162,000
Dionisio Farming and Produce, Inc.	452,000	452,000
GrowCo Partners 1, LLC	3,521,000	3,521,000
GCP Super Units, LLC	4,923,000	3,828,000
TR Cap 20150630 Distribution, LLC	497,000	497,000
TR Cap 20150930 Distribution, LLC	460,000	460,000
TR Cap 20151231 Distribution, LLC	495,000	-
Totals	$ 32,509,000	$ 30,912,000

In 2015, $152,000 of TR Capital  Preferred Membership units were exchanged, pursuant to a pre-existing exchange agreement, for Two Rivers’ common shares and $60,000 of Two Rivers Farms F-2, Inc. (“F-2”) membership units converted into Two Rivers’ common shares.  Two Rivers also formed three LLC special entities (TR Cap 20150630 Distribution, TR Cap 20150930 Distribution, and TR Cap 20151231) to provide in-kind distributions totaling $1,452,000 to holders of TR Capital Preferred Membership units.

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

Based on the current year crop plan gross margin is estimated to be 15%.  This gross margin percentage (15%) is used to estimate the direct cost of farm revenue for the interim periods along with the amount of farm product recognized on the balance sheet. For the nine-month period ending September 30, 2015, management estimated gross margin to be 20%.  It is management’s estimate that the farm product is recorded at lower of cost or market.

Lease Revenues

The lease between GrowCo (through its subsidiary, GCP1) and its related party lessee, Suncanna, was classified as an operating lease.  Under ASC 840-10-25-1(a), “Lease Classification Criteria”, a lease is an operating lease if it does not meet any of the four criteria listed in ASC 840-10-25-1.  GrowCo’s lease with Suncanna did not meet any of these criteria.

For the period September 1, 2015 through December 31, 2015, Lease Revenue – Related Party was recognized monthly at the end of each month.  Total lease payments under the 60-month lease agreement, which are $11,151,000, are divided by the lease term.  Therefore, the average lease rate per month is $186,000.  This spreads the total amount of the lease payment stream over the life of the lease.

As of December 31, 2015, we had advanced $203,000 to our then related party tenant, Suncanna, to assist with its working capital.  ASC 605-45-45, “Revenue Recognition—Principal Agent Considerations,” provides eight indicators that may support reporting gross revenue.  While GrowCo does not have any rights to Suncanna’s cannabis inventory, Two Rivers determined that GrowCo is the primary obligor of Suncanna’s working capital commitments, performed part of the service on behalf of Suncanna, was involved in the determination of services to Suncanna, and had credit risk.  Therefore, the $203,000 was recognized as an addition to Lease revenue – related party, with $203,000 shown as the direct cost of leasing revenue.

On April 14, 2016, we received notice from the Marijuana Enforcement Division of the Colorado Department of Revenue that Suncanna had received a suspension order.  This caused Suncanna to be in violation of its lease with GCP1.  Therefore, GCP1 began an eviction process against Suncanna.  Due to the eviction process, during the three months ended March 31, 2016, we wrote off $743,000 in Lease Revenues – Related Party, wrote off $587,000 in advances to Suncanna, and did not recognize any Lease Revenues – Related Party.  The total write off of $1.330 million is partially off-set by a $350,000 reduction in the amount owed to the GCP1 preferred unit holders.

On July 22, 2016 the Company’s GrowCo subsidiary, GrowCo Partners 1, LLC received a court ordered Writ of Restitution from the Pueblo County Colorado District Court ordering Suncanna, the Company’s then tenant in its marijuana-focused greenhouse, to vacate the greenhouse by September 6, 2016. On September 6, 2016 the Company took possession of the greenhouse and began re-conditioning it for the new tenant who is expected to begin growing operations in November 2016.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation.  Depreciation is computed principally on the straight-line method over the estimated useful life of each type of asset, which ranges from three to twenty-seven and a half years.  Maintenance and repairs are charged to expense as incurred; improvements and betterments are capitalized.  Upon retirement or disposition, the related costs and accumulated depreciation are removed from the accounts, and any resulting gains or losses are credited or charged to income.

Below is a summary of premises and equipment:

Asset Type	Life in Years	September 30, 2016	December 31, 2015
Office equipment, furniture	5 – 7	$ 11,000	$ 11,000
Computers	3	47,000	45,000
Vehicles	5	116,000	45,000
Farm equipment	7 – 10	1,850,000	1,807,000
Irrigation system	10	995,000	995,000
Buildings	27.5	402,000	393,000
Website	3	7,000	7,000
Subtotal		3,428,000	3,303,000
Less: Accumulated depreciation		(1,724,000)	(1,354,000)
Net book value		$ 1,704,000	$ 1,949,000

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

Intangibles

Two Rivers recognizes the estimated fair value of water rights acquired by the Company’s purchase of stock in Huerfano Cucharas Irrigation Company (“HCIC”) and Orlando Reservoir No. 2 Company, LLC (“Orlando”).  These intangible assets will not be amortized because they have an indefinite remaining useful life based on many factors and considerations, including the historical upward valuation of water rights within Colorado.

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

Net (Loss) per Share

Basic net loss per share is computed by dividing net income (loss) attributed to Two Rivers available to common shareholders for the period by the weighted average number of common shares outstanding for the period.  Diluted net income (loss) per share is computed by dividing the net income for the period by the weighted average number of common and potential common shares outstanding during the period.

The dilutive effect of the outstanding 489,000 RSUs, 3,879,867 options, and 17,802,908 warrants at September 30, 2016, has not been included in the determination of diluted earnings per share since, under ASC 260 they would anti-dilutive.

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

In February 2016, FASB issued a new lease accounting standard, ASU 2016-02, Leases (Topic 842). The new leasing standard presents changes to the balance sheets of lessees. The guidance in the ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018.  Lessor accounting is updated to align with certain changes in the lessee model and the new revenue recognition standard.  We are evaluating the impact of this ASU on our financial statement disclosures.

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

GrowCo, GCP1, GCP2 Greenhouse Construction in Progress

Construction costs are capitalized, and not amortized or depreciated until the construction is completed in accordance with ASC 360 and 835.  The Company has completed the construction of its first greenhouse (90,000 square feet plus a 1,000 square feet boiler/mechanical room) and related warehouse facilities (15,000 square feet).

Construction costs are as follows:

	Nine Months Ended	Year Ended
	September 30, 2016	December 31, 2015
Beginning balance	$ 4,684,000	$ 1,081,000
Additions	2,041,000	5,430,000
Finished - Transferred	(3,750,000)	(1,827,000)
Ending Balance	$ 2,975,000	$ 4,684,000

The Company estimates an additional expenditure of $3.5 million is required for the completion of the GCP2 greenhouse and warehouse.

NOTE 4 – NOTES PAYABLE

Below is a summary of the Company’s consolidated long term debt:

Note	September 30, 2016		Dec. 31, 2015	Interest Rate	Security
	Principal Balance	Accrued Interest	Principal Balance
HCIC seller carry back	$7,260,000	$89,000	$7,373,000	6%	Shares in the Mutual Ditch Company
Series B convertible debt	-	-	25,000	6%	F-2 assets
CWCB	799,000	10,000	845,000	2.5%	Certain Orlando and Farmland assets
FirstOak Bank - Dionisio Farm	771,000	12,000	771,000	(1)	Dionisio farmland and 146.4 shares of Bessemer Irrigating Ditch Company Stock, well permits
FirstOak Bank - Dionisio Farm	167,000	8,000	162,000	(2)	Dionisio farmland and 9 shares of Bessemer Irrigating Ditch Company Stock, well permits, water leases
Seller Carry Back - Dionisio	590,000	4,000	590,000	6.0%	Unsecured
FirstOak Bank - Mater	158,000	2,000	152,000	(1)	Secured by Mater assets purchased
McFinneyAgri-Finance	624,000	-	631,000	6.8%	2,579 acres of pasture land in Ellicott Colorado
GrowCo, Inc.
GrowCo $4M notes	4,000,000	75,000	4,000,000	22.5%	Various land and water assets
GrowCo $1.5M exchange note	100,000	2,000	-	22.5%	Various land and water assets
GrowCo $6M exchange notes	1,855,000	153,000	-	22.5%	Various land and water assets
GrowCo $7M exchange notes	1,650,000	15,000	-	10.0%-22.5%	Various land and water assets
GrowCo Short Term Loan	25,000	-	-	22.5%	Unsecured
DFP Crop Loans	528,000	8,000	-	18.0%	In-ground crops
Equipment loans	366,000	13,000	385,000	5 - 8%	Specific equipment
Total	18,893,000	$391,000	14,934,000
Less: HCIC discount	-		(127,000)
Less: GrowCo discount	(174,000)		(109,000)
Less: Current portion	(12,314,000)		(11,068,000)
Long term portion	$6,405,000		$3,630,000
(1) Prime rate + 1%, but not less than 6%.
(2) Prime rate + 1.5%, but not less than 6%.

The Company elected to adopt early FASB ASU 2015-03, whereby debt issuance costs are recorded as a deduction from the carrying value of liability, and not recorded as an asset.  The debt issuance costs are amortized using the effective interest method.  As of September 30, 2016 and December 31, 2015, the total debt discount was $174,000 and $236,000, respectively.

HCIC Carry Back Loan

For the three months ended September 30, 2016, the Company is in technical default on $6,660,000 of the HCIC carry back notes due to non-payment of principle.  Consequently, the entire amount of the notes have been classified as current.  Management has been in contact with the various holders about an extension to July 1, 2019.  As of September 30, 2016, management has received written commitments to extend $5,653,000 of these notes to July 1, 2019.

GrowCo $4M Notes

The $4.0 million of GrowCo notes are classified as current liabilities.  The notes are due April 1, 2020 however, the holders have the right to request full payment of the principal balance with a 60-day notice.  Management believes that none of the note holders will request the early principal payment option due to the high rate of interest and all noteholders are also investors in other securities of the Company.

DFP Crop Loan

For the nine months ended September 30, 2016, our farming subsidiary, Dionisio Farming and Produce, Inc. or DFP, issued short term notes, due January 31, 2017, to assist with the payment of crop inputs.  These notes are secured by crops in the ground via a UCC1 filing.  On July 22, 2016, Wayne Harding, our Chief Executive Officer, invested $20,000 in the DFP Crop Loan.

Hemp Crop Participation Loan

For the three months ended September 30, 2016, DFP issued short term notes, due March 31, 2017, to assist with the payment of crop inputs.  These notes are secured by the Company’s live agriculture products planted during the 2016 calendar year.  On August 10, 2016, Wayne Harding, our Chief Executive Officer, invested $7,000 in the DFP Hemp Crop Participation Loan.

NOTE 5 – INFORMATION ON BUSINESS SEGMENTS

We organize our business segments based on the nature of the products and services offered.  We focus on the Water and Farming Business with Two Rivers as the parent company.  Therefore, we report our segments by these lines of businesses: Farms, Water and Greenhouse.  Farms contain all of our Farming Business subsidiaries:  Two Rivers Farms LLC, Two Rivers Farms F-1, Inc., F-2; Dionisio Produce & Farms, Inc. (“DFP”).  Water contains our Water Business (HCIC and Orlando).  Our Parent category is not a separate reportable operating segment.  Segment allocations may differ from those on the face of the income statement.

In the following tables of financial data, the total of the operating results of these business segments is reconciled, as appropriate, to the corresponding consolidated amount.  There are some corporate expenses that were not allocated to the business segments, and these expenses are contained in the “Total Operating Expenses” under Parent.

Operating results for each of the segments of the Company are as follows (in thousands):

	Nine Months Ended September 30, 2016					Nine Months Ended September 30, 2015
	Parent	Farms	Greenhouse	Water	Total	Parent	Farms	Greenhouse	Water	Total
Revenue	$ -	$ 2,409	$ 25	$ 40	$ 2,474	$ -	$ 1,519	$ 175	$ 32	$ 1,726
Less: direct cost of revenue	-	2,047	-	-	2,047	-	1,195	-	-	1,195
Gross Margin	-	362	25	40	427	-	324	175	32	531
Total Operating Expenses	(582)	(574)	(2,123)	(165)	(3,444)	(1,496)	-	-	(116)	(1,612)
Total Other Income (Expense)	7	(103)	(763)	(459)	(1,318)	(28)	-	(266)	(565)	(859)
Net (Loss) from Operations Before Income Taxes	(575)	(315)	(2,861)	(584)	(4,335)	(1,524)	324	(91)	(649)	(1,940)
Income Taxes (Expense)/Credit	-	-	-	-	-	-	-	-	-	-
Net Loss from Operations	(575)	(315)	(2,861)	(584)	(4,335)	(1,524)	324	(91)	(649)	(1,940)
Preferred dividends	(1,443)	-	(495)	-	(1,938)	(1,494)	(49)	(215)	-	(1,758)
Non-controlling interest	-	-	-	(7)	(7)	-	-	-	-	-
Net (Loss)	$ (2,018)	$ (315)	$ (3,356)	$ (591)	$ (6,280)	$ (3,018)	$ 275	$ (306)	$ (649)	$ (3,698)
Segment Assets	$ 2,075	$ 8,659	$ 8,763	$ 32,137	$ 51,634	$ 438	$ 11,518	$ 5,724	$ 29,917	$ 47,597

NOTE 6 – LEGAL PROCEEDINGS

On August 31, 2016 a lawsuit was filed by Aaron Van Wingerden, owner of Suncanna, in Pueblo County Colorado District Court against GrowCo, Inc., GrowCo Business Development, LLC., GrowCo Partners 1, LLC., GrowCo Funding, LLC., TR Capital Partners, LLC., Two Rivers Water & Farming Company and individuals both employed by the Company, former employees, and associates.  The Company believes that the suit is frivolous and has no merit and therefore, in the opinion of management, will have no material impact of the Company’s financial condition.

NOTE 7 – RELATED PARTY TRANSACTIONS

During the nine months ended September 30, 2016 the following related party transactions occurred:

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

On July 22, 2016 the Company’s GrowCo subsidiary, GrowCo Partners 1, LLC received a court ordered Writ of Restitution from the Pueblo County Colorado District Court ordering Suncanna, the Company’s tenant in its marijuana-focused greenhouse, to vacate the greenhouse by September 6, 2016 at 12:00 P.M MDT.  Suncanna vacated the greenhouse at that date and time.

In the quarter ended September 30, 2016 the Company paid MCG Services LLC $67,000 in fees related to capital raised.  John McKowen, the Company’s former CEO and largest shareholder, is one of the owners of MCG Services.

NOTE 8 – SUBSEQUENT EVENTS

Pursuant to ASC 855, management has evaluated all events and transactions that occurred from September 30, 2016 through the date of issuance of these financial statements.  During this period, we had the following significant subsequent event:

Subsequent to the period ended September 30, 2016, in a contempt of court hearing, a Pueblo County Colorado District Court judge ruled in favor of plaintiff Aaron Van Wingerden and against GCP1 in a matter regarding the prevention of Suncanna’s access to GCP1’s greenhouse prior to the plaintiff vacating the premises on September 6, 2016.  The Company believes that this ruling was in error and is considering an appeal.  Any potential loss from this will be immaterial.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless the context requires otherwise, references in this Form 10-Q to “we,” “our,” “us” and similar terms refer to Two Rivers Water & Farming Company and its subsidiaries.

Note about Forward-Looking Statements

This Form 10-Q contains forward-looking statements, such as statements relating to our financial condition, results of operations, plans, objectives, future performance and business operations.  These statements relate to expectations concerning matters that are not historical facts.  These forward-looking statements reflect our current views and expectations based largely upon the information currently available to us and are subject to inherent risks and uncertainties.  Although we believe our expectations are based on reasonable assumptions, they are not guarantees of future performance and there are a number of important factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements, including the risks described in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2015.  By making these forward-looking statements, we do not undertake to update them in any manner except as may be required by our disclosure obligations in filings we make with the Securities and Exchange Commission under the Federal securities laws.  Our actual results may differ materially from our forward-looking statements.

Overview

We have three core businesses: farming, developing greenhouses to lease to cannabis growers, and water.

Farming

We convert irrigated farmland from traditional use, which grew marginally profitable feed crops, to growing fruit and vegetable crops that generate higher yield, revenue and operating margins.  Our business model is designed to provide us with increased profitability and cash flow that enables us to expand our farming operations by acquiring and developing additional irrigated farmland and associated water rights and infrastructure.

In 2016 we planted a total of 850 acres with no preventative planted acres. Our planned crop production consisted of cabbage, pumpkins, squash, watermelon, onions, parsnips and pinto beans grown for human consumption, as well as feed/industrial crops, such as hemp and corn, planted as part of our crop rotation practice.

In 2015 we farmed a total of 973 gross acres, of which 661 gross acres were planted and 312 acres were preventive planted.

As capital becomes available, we will seek to expand our holdings by strategically acquiring or leasing irrigable farmland in the Arkansas River Basin.  We intend to develop and bring into production more of our currently held gross acres as we acquire additional water rights.  We also expect to increase the variety of crops and rotate to higher revenue producing crops as we continue to expand.

Greenhouse Development and Leasing

We seek to use our farmland and associated water to create revenue streams.  In the past, we had focused on converting, through our Farms operations, farmland and associated water rights to higher-yield, revenue and margin crops.  With the legalization of recreational use of marijuana in Colorado in 2012, we identified the potential use of certain of our farmland for lease to licensed marijuana growers.  In May 2014, we formed GrowCo, Inc., or GrowCo, to focus and lead our efforts to take advantage of the rapidly growing demand for marijuana.  GrowCo initially issued 20,000,000 shares of its common stock to us, and in August 2014 we announced that we were reserving 10,000,000 of those GrowCo shares for distribution to holders of Common Stock as of four record dates (January 1, 2015; April 1, 2015; July 1, 2015 and October 1, 2015) after a registration statement covering GrowCo common shares has been filed and declared effective, which has not yet occurred.

Under GrowCo, a separate Colorado limited liability company will own each greenhouse project.

•

In January 2015 the initial GrowCo greenhouse subsidiary, GrowCo Partners 1, LLC or GCP1, began fund raising and construction planning activities for the first greenhouse project.  The GCP1 greenhouse consists of a 90,000 square foot greenhouse (plus a 1,000 square feet boiler/mechanical room) and a 15,000 square foot processing and warehouse facility on 40 acres of land.  Our construction costs for the GCP1 greenhouse totaled $5.3 million. The GCP1 greenhouse was leased to Suncanna, LLC, or Suncanna, with lease payments scheduled to commence as of September 1, 2015.  As of December 31, 2015, we had recorded lease receivables of $700,000 and deferred rent of $43,400 in connection with the Suncanna lease arrangements.  In 2016, the Suncanna lease arrangement has been the subject of administrative and judicial proceedings:

–

On April 14, 2016 we were notified that Suncanna LLC had received a notice of suspension from the Marijuana Enforcement Division of the Colorado Department of Revenue.  This suspension remains in place until a hearing, which is currently set for November 14, 2016.

–

Due to the suspension order, Suncanna was in violation of its lease agreement with us.  On April 25, 2016, GCP1 terminated Suncanna’s lease and began an eviction process against Suncanna.  Consequently, during the quarter ended March 31, 2016, we stopped recognizing lease revenue and wrote off the $700,000 lease receivable and $43,400 deferred rent that had been recorded as of December 31, 2015.  We also wrote off advances to Suncanna of $587,000.

–

On July 22, 2016 GCP1 received a Writ of Restitution from the Pueblo County Colorado District Court ordering Suncanna to vacate the greenhouse by September 6, 2016.

–

On August 31, 2016 a lawsuit was filed by Aaron Van Wingerden, owner of Suncanna, in Pueblo County Colorado District Court against GrowCo, GrowCo Business Development, LLC, GCP1, GrowCo Funding, LLC., TR Capital, Two Rivers and certain current and former employees, and associates.  We believe that the suit has no merit and will have no material impact on our financial condition.

–

On September 6, 2016, in accordance with the Writ of Restitution, Suncanna vacated the greenhouse and GCP1 took possession and began re-conditioning its greenhouse for a new tenant, who is expected to begin growing operations in the fourth quarter of2016.

–

On October 27, 2016, in a contempt of court hearing, a Pueblo County Colorado District Court judge ruled in favor of plaintiff Aaron Van Wingerden and against GCP1 in a matter regarding the prevention of Suncanna’s access to GCP1’s greenhouse prior to Suncanna vacating the premises on September 6, 2016.  We believe that this ruling was in error and are considering an appeal.

•

Our second greenhouse project will be operated by GrowCo Partners 2, LLC, or GCP2, a subsidiary of GrowCo.  This project will consist of a 90,000 square foot greenhouse and a 15,000 square foot processing and warehouse facility on 40 acres of land.  The GCP2 greenhouse structure was ordered in 2015, construction began in January 2016, and completion is projected for the first quarter of 2017.  Our construction costs for the GCP2 greenhouse totaled $2.5 million through September 30, 2016, and we estimate that an additional expenditure of $3.5 million will be required to complete construction.  For a summary of financing activities in connection with the GCP2 greenhouse, please see “—Liquidity and Capital Resources” below.

Water

Current Rights Holdings

In Colorado it is important to have both surface and storage rights, which we do.  To date, we have acquired, managed and used our water assets principally for use in irrigation, to increase the value and yield of our farmland.  While the majority of our assets relate to water, our efforts have focused on our farmland and, more recently, our marijuana greenhouse projects.

Outside of our ownership of shares of the Bessemer Irrigation Company, we owned the following surface water rights as of November 7, 2016:

Structure	Elevation (feet)	Priority No.	Appropriation Date	Consumptive Use (A.F.*)	Decreed Amount (cfs**)
Butte Valley Ditch	5,909	1	05/15/1862	360	1.2
		9	05/15/1865		1.8
		86	05/15/1886		3.0
		111	05/15/1886		3.0
Robert Rice Ditch	5,725	19	03/01/1867	131	3.0
Huerfano Valley Ditch	4,894	120	02/02/1888	2,891	42.0
		342	05/01/1905		18.0

*

A.F.  = Acre Feet

**

cfs = cubic feet per second

The following table presents our holdings of storage water rights as of November 7, 2016:

Structure	Elevation (feet)	Priority No.	Appropriation Date	Average Annual Yield (A.F.)	Decreed Amount (A.F.)	Operable Storage (A.F.)
Huerfano Valley Reservoir	4,702	6*	02/02/1888	1,424	2,017	1,000
Cucharas Valley Reservoir	5,570	66	03/14/1906	3,055	31,956	-
	5,705	66c**	03/14/1906		34,404
Bradford Reservoir	5,850	64.5	12/15/1905	-	6,000	-
Orlando Reservoir #2	5,911	349	12/14/1905	1,800	3,110	2,400

*

This storage right is only one of three reservoirs included in the Reed Decree.  This Decree allows for multiple fillings per year.  Other storage rights only allow for a single storage per year.

**

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

New Strategic Initiative

With our initial marijuana greenhouse projects gaining traction, in the third quarter of 2016 we determined to investigate whether our water assets might have revenue potential of their own, separate from use in irrigating our farmland, that could benefit our stakeholders, including our shareholders and the communities near where our water assets are located.  On September 30, 2016, our board of directors established a board-level water committee to identify opportunities for our existing water assets, and perhaps acquired water assets. As a result of the success of that investigation, water is a new top-priority for our Company.

Based on findings from our water committee, we believe we have several opportunities to capitalize on water assets that we currently own or can acquire, in order to address serious storage and supply challenges faced by municipalities, ranches, farmlands and other commercial enterprises in the Arkansas River Basin.  In order to address these opportunities, we have identified the following:

•

We will seek to address the need for municipal water storage.

•

We believe there are a variety of opportunities to lease, both short term and long term, our water assets.

•

We have identified underutilized land and water that we own that could be used to expand our irrigated farming operations.

•

In January 2011, we entered into a water supply agreement to supply water resources for real estate development in Huerfano County, Colorado.

Results of Operations

For the Three Months Ended September 30, 2016, Compared to the Three Months Ended September 30, 2015

During the three months ended September 30, 2016, we recorded revenues of $2,289,000, of which $2,282,000 was farming revenue, compared to $1,685,000 in the three-month period ended September 30, 2015, of which $1,497,000 was farming revenue.  The sale of agriculture products is highly seasonal and occurs primarily in the third and fourth quarter of the year.  The increase of $785,000 in farming revenue was primarily due to better yields per acre and rotation to higher revenue crops.  In the quarter ended September 30, 2015, we recorded revenue from our GCP1 greenhouse of $175,000, which was subsequently written off in 2016 due to the default of the tenant.  In the quarter ended September 30, 2016, other revenues were de minimis.

Operating expenses during the three months ended September 30, 2016 and 2015 were $686,000 and $469,000, respectively. The increase of $217,000 was primarily due to legal costs.  During the three months ended September 30, 2016 and 2015, we recognized a loss from operations of $537,000 and $97,000, respectively.

Other expenses for the three months ended September 30, 2016 and 2015 were $498,000 and $334,000.  The increase of $164,000 was largely due to interest expense.

As the result of the foregoing, the net loss attributed to our common shareholders, after recognizing preferred distributions and income attributed to non-controlling interest, for the three months ended September 30, 2016 was $1,729,000, compared to a loss of $1,141,000 for the three months ended September 30, 2015.  The increase of $588,000 is due primarily to the reasons stated above.

For the Nine Months Ended September 30, 2016, Compared to the Nine Months Ended September 30, 2015

For the nine months ended September 30, 2016 we had revenues of $2,474,000, $2,409,000 of which was from farming, $40,000 from leases (classified as other) and $25,000 from the greenhouse.  For the nine months ended September 30, 2015 we had revenues of $1,726,000, $1,519,000 of which was from farming, $32,000 from leases, and $175,000 from the greenhouse.  The increase of $890,000 in farming revenue was due to better yields per acre and rotation to higher revenue crops.

Operating expenses during the nine months ended September 30, 2016 and 2015 were $2,902,000 and $1,204,000, respectively. The increase of $1,698,000 was primarily due to higher general and administrative expense resulting from the write-off of Suncanna accounts receivable and advances in the first quarter and higher legal fees.  During the nine months ended September 30, 2016 and 2015, we recognized a loss from operations of $3,017,000 and $1,081,000, respectively.

Other expenses for the nine months ended September 30, 2016 and 2015 were $1,318,000 and $859,000 respectively.  The increase of $459,000 was largely due to interest expense.

After recognizing the preferred distributions and the income attributed to non-controlling interest in GCP Super Units, LLC, the net loss attributed to our common shareholders for the nine months ended September 30, 2016 was $6,280,000, compared to a net loss of $3,698,000 for the nine months ended September 30, 2015.

Liquidity and Capital Resources

We historically have funded our operations primarily from the following sources:

•

proceeds of private placements of equity, equity-related and debt securities of Two Rivers Water & Farming Company and subsidiaries;

•

cash flow generated from operations; and

•

loans and lines of credit.

As of September 30, 2016, we had cash and cash equivalents of $603,000.  As of September 30, 2016, we had no available line or letters of credit and do not intend to seek any such financing in the foreseeable future.

We currently expect that our cash expenditures will increase for the foreseeable future, as we seek to further expand our farming business, monetize our water assets, and continue expanding marijuana greenhouse projects.  As a result, our existing cash and cash equivalents and other working capital may not be sufficient to meet all of the projected cash needs contemplated by our business strategies for the remainder of 2016 and for 2017.  To the extent our cash and cash equivalents and other working capital are insufficient to fund our planned activities, we may need to either slow our growth initiatives or raise additional funds through public or private equity or debt financings.  We also may need to raise additional funds in the event we determine in the future to affect one or more acquisitions of businesses, technologies and products.  If additional funding is required, we cannot assure that we will be able to affect an equity or debt financing on terms acceptable to us or at all.

Sources of Funds

Cash flows generated by our financing activities for the nine months ended September 30, 2016 was $4.9 million compared to $6.0 million for the nine months ended September 30, 2015.  During the nine months ended September 30, 2016, we completed our GCP Super Units, LLC offering, closed on $3.5 million of GrowCo debt, and reduced $355,000 in principal on our existing debt.

In the first quarter of 2016, GrowCo obtained $300,000 in subscriptions and associated payments in a promissory note offering of up to $1.5 million. In September 2016 GrowCo changed the offering to two series of promissory notes with aggregate principal amounts of up to either $6 million or $7 million, in each case together with warrants to purchase, at a price of $0.25 per share, 0.25 GrowCo common shares for each dollar invested in the related promissory notes.  Of the $300,000 principal amount of notes issued earlier, $200,000 were exchanged for the new note and warrant packages and $100,000 remain outstanding.  As of November 7, 2016, GrowCo had raised $4.2 million, including the $200,000 of notes issued in exchange for the earlier offered notes.

Cash flow from operations has not historically been sufficient to sustain our operations.  Cash flow consumed by our operating activities totaled $2,123,000 for the nine months ended September 30, 2016 and $2,998,000 for the nine months ended September 30, 2015.

Uses of Funds

As of September 30, 2016, we had $3,226,000 in current assets and $18,776,000 in current liabilities. Of the current liabilities, $6,660,000 is from seller carry back notes of our subsidiary Huerfano Cucharas Irrigation Company, or HCIC, that were due September 30, 2016, but have not been paid.  As of September 30, 2016, we are in default on the HCIC note payments.  As a result, the entire amount of the notes has been classified as current.  Management has been in contact with the various holders about an extension to July 1, 2019.  As of September 30, 2016, management had received written commitments to extend $5,653,000 of these notes to July 1, 2019. The HCIC seller carry back notes have the HCIC ditch system as collateral, with an appraised value of $24,216,000.

Additionally, another $4.0 million of GrowCo notes are classified as current liabilities.  The notes are due April 1, 2020; however, the holders have the right to request full payment of the principal balance with a 60-day notice.  While do not expect that noteholders will request the early principal payment option, we cannot assure you of that result, which would require us to raise additional funds for early payment.

Cash used in investing activities was $2.7 million for the nine months ended September 30, 2016 compared to $4.4 million for the nine months ended September 30, 2015.  During the nine months ended September 30, 2016, we purchased $125,000 in farming equipment, invested $446,000 in our water assets and continued on our construction of GCP1 and GCP2 greenhouse of $2.2 million.  We estimate that our capital expenditures in the fourth quarter of 2016 will total approximately $3.5 million.

Critical Accounting Policies

We have identified the policies below as critical to our business operations and the understanding of our results from operations.  The impact and any associated risks related to these policies on our business operations is discussed throughout “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” where such policies affect our reported and expected financial results.  For a detailed discussion of the application of these and other accounting policies, see Note 2 of the notes to condensed consolidated financial statements included elsewhere in this Form 10-Q.  Our preparation of such condensed consolidated financial statements and this Form 10-Q requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period.  There can be no assurance that actual results will not differ from those estimates.

Revenue Recognition

We follow specific and detailed guidelines in measuring revenue; however, certain judgments may affect the application of our revenue policy.  Revenue results are difficult to predict, and any shortfall in revenue or delay in recognizing revenue could cause our operating results to vary significantly from quarter to quarter and could result in future operating losses.

Goodwill and Intangible Assets

We have acquired water shares in Huerfano-Cucharas Irrigation Company, which is considered an intangible asset and shown on our balance sheet as part of “Water assets.”  Currently, these shares are recorded at purchase price less our pro rata share of the negative net worth in HCIC Holdings, LLC.  Management evaluates the carrying value, and if necessary, will establish an impairment of value to reflect current fair market value.  Currently, there are no impairments on the water shares.

In 2012, we acquired a produce business, which is considered an intangible asset and shown on our balance sheet as “Intangible assets, net.”  Management evaluated the purchase price of $1.0 million and allocated this price to customer list, trade name and goodwill.

Capitalization of Certain Interest Expenses

As part of our GrowCo development operations, which began in July 2014, we incur large construction costs, which are capitalized.  The related interest expenses incurred related to these expenditures can be capitalized per ASC 720-15.  This guidance states that interest should be capitalized in relation to the following assets:  (i) assets that are constructed or otherwise produced for an entity’s own use, (ii) assets intended for sale or lease that are constructed or otherwise produced as discrete projects, and (iii) investments accounted for by the equity method while the investee has activities in progress necessary to commence its planned principal operations.  As the GrowCo assets classify under the second point, we began the process of calculating interest costs to be capitalized each quarter.  Interest capitalization begins when the expenditures begin and interest is being incurred.  Management independently determines the start point for each individual project when it commences.  At the end of each quarter, management will then take the average accumulated expenditures for each project, multiplied by the interest rate on the associated debt (or the weighted average rate on all debt if no debt is specifically associated) to arrive at a capitalized interest amount.  This amount will be booked as an adjustment to interest expense each quarter.  Once the construction process ends and the asset is deemed ready for use, capitalization of interest will cease.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to the impact of interest rate changes and change in the market values of our real estate properties and water assets.  Because we had no market risk sensitive instruments outstanding as of September 30, 2016, it was determined that there was no material market risk exposure to our consolidated financial position, results of operations, or cash flows as of such date.  We do not enter into derivatives or other financial instruments for trading or speculative purposes.

ITEM 4.  CONTROLS AND PROCEDURES

Management’s Evaluation of Disclosures Controls and Procedures

Our management, comprised of the same person acting as our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2016.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives as described above.  Based on this evaluation, our management concluded that as of September 30, 2016, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Changes in Internal Control over Financial Reporting

Since the year ending December 31, 2015 we have had no changes in our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On August 31, 2016 a lawsuit was filed by Aaron Van Wingerden, owner of Suncanna, in Pueblo County Colorado District Court against GrowCo, GrowCo Business Development, LLC, GCP1, GrowCo Funding, LLC., TR Capital, Two Rivers and certain current and former employees, and associates.  We believe that the suit has no merit and will have no material impact on our financial condition.

On October 27, 2016, in a contempt of court hearing, a Pueblo County Colorado District Court judge ruled in favor of plaintiff Aaron Van Wingerden and against GCP1 in a matter regarding the prevention of Suncanna’s access to GCP1’s greenhouse prior to Suncanna vacating the premises on September 6, 2016.  We believe that this ruling was in error and are considering an appeal.

For additional background regarding these actions, please see “ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—Overview—Greenhouse Development and Leasing” above.

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

ITEM 6.  EXHIBITS

The following exhibits are being filed as part of this Form 10-Q:

Exhibit Number	Description
10.1	Orlando Water Service Agreement
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TWO RIVERS WATER & FARMING COMPANY
Date: November 10, 2016	By:	/s/ Wayne Harding
Wayne Harding
Chief Executive Officer and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
10.1	Orlando Water Service Agreement
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act