Form 10-K
period 2016-12-31
TWO RIVERS WATER & FARMING Co
filed 2017-03-30
CIK 1302946

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

(Mark One)

☒

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐No ☒

As of June 30, 2016, the aggregate market value of common stock held by non-affiliates of the registrant was $9,252,052, based on a total of 27,292,190 shares held by non-affiliates and on a closing price of $0.34 per share.

There were 31,455,709 shares of common stock outstanding as of March 21, 2017.

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

i

PART I

ITEM 1.

BUSINESS

Overview

“As water becomes ever more scant the world needs to conserve it, use it more efficiently and establish clear rights over who owns the stuff.” – Liquidity Crisis, The Economist, Nov 5, 2016

The management of water is our core business.

We are focused on water assets we have acquired and will acquire in the future.  Since 2009, we have acquired strategic water assets and land in the Huerfano and Cucharas river basins in southeastern Colorado, thus the name Two Rivers.  Our water asset area spans over 1,900 square miles and drops in elevation from over 14,000 feet down to the confluence of the Arkansas River, just east of Pueblo, Colorado at 4,500 feet.  We operate in a natural, gravity fed water alluvial.   This basin is the last undeveloped basin along the front range of Colorado.  As our first water-focused project, we plan to fully develop this basin to properly manage the water contained therein and serve the community while providing returns to our investors.

Since October 2016 we have refocused on monetizing our assets.  Monetization occurs in two different ways: sell or additionally invest.  We have and will sell assets that we have determined will not yield significant future returns to our shareholders and invest strategically in the assets that will.  Specifically, during the first quarter ending March 31, 2017 we have sold  our irrigated farmland currently used for the production of produce, the associated Dionisio produce business along with land that no longer serves our strategic vision of water management.

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

In May 2014 we formed GrowCo to construct state of the art greenhouses and related infrastructure to be leased to licensed cannabis growers, and issued 20 million shares of its common stock to Two Rivers.  In August 2014 we announced that we were reserving 10 million of the GrowCo shares for distribution to holders of our Common Stock as of four record dates (January 1, 2015; April 1, 2015; July 1, 2015 and October 1, 2015) after a registration statement for GrowCo common shares has been filed and declared effective, which has not yet occurred.  On each record date, we recorded a pending distribution of 2,500,000 GrowCo common shares on a pro rata basis to holders of Common Stock after a registration statement covering GrowCo common shares has been filed and declared effective, which has not yet occurred.  Currently, GrowCo has 30 million common shares outstanding, of which 6.7 million shares are subject to performance unvesting, which has yet to occur.

In June 2016 the Company began a restructuring process.  We appointed a new CEO, Wayne Harding, who previously served as our CFO since 2009.  At our annual shareholder meeting on September 30, 2016 a new board was elected.  Our board now contains six people, of which all are classified as independent members, except for Wayne Harding.  All board members are also investors in the Company.  Please see Corporate Governance for more information about our board.

Since commencing operations in 2009, we have invested in acquiring and developing irrigated farmland and associated water rights and infrastructure.  Our principal investments to date have been the following:

•

DFP (discontinued operations):  In 2012 we acquired Dionisio Farms & Produce, Inc., or DFP, for $3.4 million in cash and promissory notes.  DFP, which has operated for more than 60 years, produces high-value fruits and vegetables as well as fodder crops.  Through this acquisition, we obtained 146 acres of irrigable farmland, 146 shares of the Bessemer Ditch Irrigation Company, a senior water right holder on the main stem of the Arkansas River and 2 supplemental ground water wells.  As part of the acquisition, we entered into leases for an additional 279 irrigable acres.  In late 2016, based on three years of operational losses, we decided to sell DFP assets and wind down our produce growing and distribution business.

•

HCIC:  From 2009 to 2010 we purchased 96% of the outstanding shares of Huerfano-Cucharas Irrigation Company, or HCIC, in a series of transactions for $24.2 million in cash, promissory notes and Common Stock.  HCIC is a mutual ditch company formed in 1944, and we have used its water rights and facilities to supply some of our farmland with irrigation water. In the future, we will use these water rights to supply water to farmland we lease to others and to implement our new water strategy.

•

Orlando:  In 2011 we acquired Orlando Reservoir No. 2 Company, LLC, or Orlando, for $3.45 million in cash, promissory notes and Common Stock.  Our ownership of Orlando increases the reliability of water supplies for our farmland in Huerfano and Pueblo Counties.  We undertook a program to refurbish and restore Orlando’s diversion structure, storage reservoirs and conveyance system.  During the period from November 2011 to February 2012, we constructed new outlet works, and in 2012, we reconstructed the diversion structure, which takes water from the Huerfano River for storage in the Orlando reservoir and then conveyance to irrigate our nearby leased farmland.  Additional renovation projects will be completed as necessary to provide reliable water supplies for farmland we lease to others and community use.

•

Additional Farmland:  From 2009 to 2011 we acquired 2,753 acres of farmland served by HCIC’s ditch system for purchase prices totaling $1.4 million in cash and seller carry back financing.  In 2012 we acquired 1,584 acres in Butte Valley for $509,000 in cash and seller carry back financing.  In 2016, we returned 187 acres of Butte Valley land back to the holder of seller carry back financing in exchange forforgiveness on $187,000 of debt and associated accrued interest.

•

GrowCo:  We formed GrowCo, Inc., or GrowCo, in May 2014 for the purpose of constructing state-of-the-art computer controlled greenhouses to be leased tolicensed marijuana growers throughout the United States.  GrowCo is not a licensed marijuana grower or retailer.  GrowCo does not “touch the plant” and only provides growing infrastructure as a landlord for licensed marijuana grower tenants along with support and administrative services.

•

Water Redevelopment Company:  We formed Water Redevelopment Company (“Water Redev”) in February2017 for the purpose of separating our water assets from the rest of our business and to enable additional raising of capital for the purpose of investing in our water assets.  Water Redevelopment Company is a subsidiary of Two Rivers and focuses on development and redevelopment of infrastructure for water management and delivery.  Water is one of the most basic, core assets.  Water Redevelopment’s first area of focus is in the Huerfano-Cucharas river basin in southeastern Colorado.

Our Water Operations

We own a portfolio of water rights in the Arkansas River Basin that we have obtained in connection with our purchases of irrigated farmland.  Colorado allocates water based on the Prior Appropriation Doctrine, whereby water rights are unconnected to land ownership.  The first person to use a quantity of water from a water source for a beneficial use has the right to continue to use that quantity of water for that purpose.  Subsequent users can use the remaining water for their own beneficial purposes provided that they do not impinge on the rights of previous users.  Water rights can be developed, managed, purchased and sold much like real property, and the seniority of water rights are a significant consideration when we acquire additional irrigated farmland.  Water rights include the ability to divert stream flow, build a storage reservoir, pump ground water and create augmentation water supplies to offset depletions of water taken out of priority.  Water rights can be developed, managed, purchased and sold much like real property, and the seniority of water rights werea significant consideration when we acquire additional irrigated farmland.

With our initial marijuana greenhouse projects gaining traction, in the third quarter of 2016 we determined to investigate whether our water assets might have revenue potential of their own, separate from use in irrigating our farmland, that could benefit our stakeholders, including our shareholders and the communities near where our water assets are located.  On September 30, 2016, our board of directors established a board-level task force to identify opportunities to monetize our existing water assets. As a result of that investigation and resulting report, water has become the top-priority for our Company.

Based on findings from the water task force, we believe there are several opportunities to capitalize on water assets that we currently own or can acquire, in order to address serious storage and supply challenges faced by municipalities, ranches, farmlands and other commercial enterprises in the Arkansas River Basin.  In order to address these opportunities, we have identified the following within the local communities we serve:

•

We will seek to address the need for municipal water storage.

•

We believe there are a variety of opportunities to lease, both short term and long term, our water assets.

•

We have identified underutilized land that along with the water we own that can be leased for agriculture activities.

•

In January 2011, we entered into a water supply agreement to supply water resources for a real estate development company in Huerfano County, Colorado.   We plan to execute on this agreement and begin to supply the raw water for water taps.

Our principal water rights include the following:

•

As noted above, we acquired control of HCIC in order to use its water rights and facilities to supply some of our farmland with irrigation water.  The HCIC farmland became fallow in the mid-twentieth century when coal mines in Huerfano County, Colorado, were shut down.  The coal mines had continuously pumped water from the Vermejo/Trinidad Formation, which contained a renewable underground aquifer that is fed by Sangre de Cristo Mountains snowmelt.  The U.S. Geological Service estimates that the Raton Vermejo Basin, where we have water rights, contains an estimated 12 trillion gallons or 36 million acre-feet of relatively untapped, clean and renewable water(Adam Bedard, 2010).  HCIC owns the Cucharas and Huerfano Valley Reservoirs and two ditch systems located in Pueblo County, Colorado.  The HCIC ditch systems have the right to distribute water over approximately 30,000 acres in Pueblo County, Colorado.

•

The Orlando water rights include the senior-most direct flow water right on the Huerfano River, or #1 priority, along with the #9 priority and miscellaneous junior water rights.  The seniority of those water rights allowed the production of crops during most of the recent drought years.  The Orlando assets also include the Orlando reservoir, which is situated on the Huerfano branch of the Huerfano River and has a storage capacity of 3,100 acre-feet.

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

Surface Water Rights

Tributary ground water is any underground water that is hydraulically connected to a stream system and that influences the rate or direction of flow in that stream system.  Any new ground water diversions that are tributary to an over-appropriated stream system require augmentation to offset out-of-priority depletions.  In 2013, many well water users on the Arkansas River and its tributaries were unable to use their wells, as drought conditions made augmentation water unavailable.  In response, an augmentation provider requested that we assist in building a more efficient and plentiful augmentation supply.  We had intended to assist with an augmentation supply, but due to capital requirements, we terminated those plans.  Also, the years ended December 31, 2015and 2014 were considered wetter years, so the demand for augmentation supply was reduced.

We own the following surface water rights:

Structure	Elevation	Priority No.	Appropriation Date	Consumptive Use (A.F.)	Decreed Amount (cfs)
Butte Valley Ditch	5,909 ft	1	05/15/1862	360	1.2
Butte Valley Ditch		9	05/15/1865		1.8
Butte Valley Ditch		86	05/15/1886		3.0
Butte Valley Ditch		111	05/15/1886		3.0
Robert Rice Ditch	5,725 ft	19	03/01/1867	131	3.0
Huerfano Valley Ditch	4,894 ft	120	02/02/1888	2,891	42.0
Huerfano Valley Ditch		342	05/01/1905		18.0

Storage Rights and Infrastructure

The following table presents our holdings of storage water rights:

Structure	Elevation	Priority No.	Appropriation Date	Average Annual Yield (A.F.)	Decreed Amount (A.F.)	Operable Storage (A.F.)
Huerfano Valley Reservoir	4,702 ft	6	02/02/1888	1,424	2,017	1,000
Cucharas Valley Reservoir*	5,570 ft	66	03/14/1906	3,055	31,956	10,000
Cucharas Valley Reservoir**	5,705 ft	66c	03/14/1906		37,083
Bradford Reservoir	5,850 ft	64.5	12/15/1905	-	6,000	-
Orlando Reservoir #2	5,911 ft	349	12/14/1905	1,800	3,110	2,400

*

In the quarter ending March 31, 2016, the Company entered into a stipulation agreement with the State of Colorado, Office of the State Engineer, whereby the Company agreed to take the Cucharas Valley Reservoir down to the sediment level.  This is anticipated to occur in later 2017.  The Company also intends to work with the Colorado State Engineer to construct a new dam close to the prior dam structure, pending financing. See also below.

**

This is a conditional right while the engineering and construction of structures are completed to perfect a water right, in this case to physically store the water.  The conditional right establishes a seniority date but allows time for completion of the project.  Conditional rights are reviewed every six years by the water court to confirm that progress is being made on the effort to perfect the right.  When a conditional water right is perfected, which can be done incrementally in the case of storage, the water right becomes absolute.  In addition, the Cucharas Valley Reservoir has Conditional rights to 34,404 A.F. of additional storage.

The Company, the State of Colorado (Office of the State Engineer and the local Division Engineer), and neighboring water rights holders have been involved in litigation concerning water rights and claims by the State concerning an existing dam in Huerfano County, Colorado, and a demand by the State to breach the dam structure. (Two Rivers Water and Farming Co. vs. Welton Land and Water Co., (Pueblo Water Court)).  As part of the litigation, Two Rivers has sought to have certain water rights demands by the neighboring water rights holders deemed wasteful.  In the quarter ending March 31, 2016, the Company entered into a stipulation agreement with the State, settling the State's claims, whereby the Company agreed to take the existing dam structure down to the sediment level.  This is anticipated to occur in later 2017.  The Company also intends to work with the Colorado State Engineer to construct a new dam close to the prior dam structure, pending financing.  The remainder of the litigation between Company and the neighboring water rights holders awaits a trial setting.

As part of our comprehensive water system we utilize storage reservoirs and ditches.  Reservoirs allow water owners to store their water and plan the water’s distribution throughout the growing season.  We currently own reservoirs associated with HCIC and Orlando.  The development and improvement of storage reservoirs in the area will allow us to offer storage to other water users in the area for a storage leasing fee.  Through water exchanges and other water-related transactions, the reservoirs can potentially increase and strengthen our existing water rights.

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

In order to use these rights and structures most efficiently, we have planned and begun to implement a program of renovation and integration.  For example, we began construction of new outlet works for the 1905 Orlando Reservoir in November 2011.  The work was completed and successfully tested in February 2012, approximately a year after we acquired Orlando.  Also in February 2012, we commenced reconstruction of the diversion structure, which takes water from the Huerfano River for storage in the Orlando reservoir, and to irrigate our nearby farmland.  Additional water facility renovation projects are planned on a phased basis as necessary to provide reliable irrigation for agricultural operations and eventually commercial use.

We currently have the operable right to store 5,000 acre-feet of water within the Huerfano and Cucharas Rivers watershed in three separate reservoirs, subject to repair, or removal and rebuilding, limitations.  When our reservoirs on the Huerfano and Cucharas Rivers have been fully restored, we will have the operable capacity and legal right to store in excess of 70,000 acre-feet of water.  Similarly, based on our portfolio of water rights, we have the right to divert from the natural flows of the two rivers in excess of 90 cubic feet per second.  Seasonal variability in the natural flow of the rivers, as well as the priorities of other water users in the system, limits our ability to divert the decreed amounts of water on a continuous basis.  Our current water rights produce a long-term average annual diversion of 15,000 acre-feet of water.

The 15,000 acre-feet average is based on a record period of more than 50 years and also relies on historic studies of these rights by a variety of engineers at various times.  It is common practice within the water industry in Colorado to use long periods of time to create reliable averages of water flow.  We believe that using averages relating to only recent years can be misleading because an average could be skewed if only one of those years was particularly dry or wet.  For example, in three out of the last ten years, there has been an extreme drought in our area of operations.  Due to this drought condition, our flow averages for the most recent ten, five and three years are 8,200 acre-feet, 10,500 acre-feet and 10,400 acre-feet, respectfully.  A similar request for the same averages for the decade beginning in 1980 would result in averages of 5,900 acre-feet, 18,500 acre-feet and 17,200 acre-feet.  During 2016 an estimated 22,000 acre-feet flowed through the Cucharas dam site.

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

New Strategic Initiative

With our initial marijuana greenhouse projects gaining traction, in the third quarter of 2016 we determined to investigate whether our water assets might have revenue potential of their own, separate from use in irrigating farmland, that could benefit our stakeholders, including our shareholders and the communities near where our water assets are located.  On September 30, 2016, our board of directors established a board-level task force to identify opportunities for our existing water assets, and perhaps acquired water assets. As a result of that investigation, water is a new top-priority for our Company.

Based on findings from our water task force, we believe we have several opportunities to capitalize on water assets that we currently own or can acquire, in order to address serious storage and supply challenges faced by municipalities, ranches, farmlands and other commercial enterprises in the Arkansas River Basin.  In order to address these opportunities, we have identified the following:

•

We will seek to address the need for both agricultural and municipal water storage.  As discussed in the 2015 Colorado Water Plan and its Executive Summary Colorado has set a goal of attaining and additional 400,000 acre feet of storage by 2050. (Board)

•

We believe there are a variety of opportunities to lease, both short term and long term, our water assets.

•

We have identified underutilized land and water that we own that could be used to lease to agricultural operators including growers of marijuana and hemp.

•

In January 2011, we entered into a water supply agreement to supply water resources for real estate development in Huerfano County, Colorado.  In late 2017 we intend to begin the development and legal process to begin to deliver raw water to this development.

Our Greenhouse Operations

We seek to use our land and associated water to create revenue streams.  With the legalization of recreational marijuana usage in Colorado in 2012, we identified the potential use of certain of our farmland for lease to licensed marijuana growers.  In May 2014, we formed GrowCo, Inc., or GrowCo, to focus and lead our efforts to take advantage of the rapidly growing demand for marijuana, both medical and recreational, within the state of Colorado.

GrowCo Partners 1 and GrowCo Partners 2, separate Colorado limited liability companies, will own the first two greenhouse projects.

Greenhouse Development and Leasing

Due to our strategic location of farmland and associated water rights, greenhouses operators have approached us to purchase some of our farmland and water rights.  Since core to our business is the long-term ownership of farmland and water rights, we will only do one time sales if we believe that will provide a better return than investing in  the property to monetize its value.  Our fundamental strategy is to  use our excess land and associated water to create a long-term revenue stream.

In Colorado, since the passing of recreational use of marijuana in 2012, the demand of marijuana has increased substantially.  Presently over 80% of Colorado marijuana is grown in converted warehouses.  Sophisticated growers understand that a warehouse production facility is not the most ideal for production.  This has given rise to a strong demand for greenhouse space for marijuana production.  Early estimates show a greenhouse can produce at least twice the amount of product at less than 50% of the cost compared to warehouse production.  However, there are only a limited number of counties in Colorado that allow for new greenhouse construction.  New construction needs to be tied to water supply.  Pueblo County, where we have the majority of our land and associated water rights, allows for new greenhouse construction for lease to marijuana growers.

Not only is location and water a key to be successful in marijuana production, but also the knowledge of greenhouse operations so as to design and construct the most efficient greenhouse.  In 2014, we selected a group knowledgeable in greenhouse operations and have consulted with marijuana growers in order to provide a greenhouse with optimal features that are incorporated into the greenhouse design.  In May 2014, we formed GrowCo, Inc., or GrowCo, which issued 20,000,000 shares of its common stock to the Parent Company.  On August 1, 2014 we announced that we were reserving 10,000,000 of the GrowCo shares to be distributed to holders of Common Stock as of four record dates (January 1, 2015; April 1, 2015; July 1, 2015 and October 1, 2015) after an effective registration statement is filed, which has not yet occurred.  On each record date, we recorded a pending distribution of 2,500,000 GrowCo common shares on a pro rata basis to holders of Common Stock.

GrowCo Partners 1, LLC – First Greenhouse

On January 20, 2015, GrowCo Partners 1, LLC, or GCP1, completed a $4.4 million financing for the first greenhouse project, which consists of a 90,000 square foot greenhouse and 15,000 square foot processing and warehouse facility on 40 acres of land.  These facilities were leased to Suncanna, LLC (“Suncanna”) and were occupied in September 2015 with lease revenue accrued beginning September 1, 2015.

In 2016, the Suncanna lease arrangement was the subject of administrative and judicial proceedings:

–

On April 14, 2016 we were notified that Suncanna had received a notice of suspension from the Marijuana Enforcement Division of the Colorado Department of Revenue.  This suspension remains in place until a hearing.

–

This suspension, in addition to non-payment of back due lease payments owed, caused Suncanna to be in violation of its lease with GCP1.  On April 25, 2016, GCP1 terminated  Suncanna’ s lease and began an eviction process against Suncanna,.  Due to the eviction process, during the three months ended March 31, 2016, we wrote off $743,000 in Lease Revenues – Related Party, wrote off $587,000 in advances to Suncanna, and did not recognize any Lease Revenues – Related Party.  During the nine months ended September 30, 2016, we recognized $25,000 in greenhouse lease revenue from a payment received from Suncanna in early April 2016.  The total write off of $1.330 million was partially offset by a $350,000 reduction in the amount owed to the GCP1 preferred unit holders.On July 22, 2016 GCP1 received a Writ of Restitution from the Pueblo County Colorado District Court ordering Suncanna to vacate the greenhouse by September 6, 2016.

–

On August 31, 2016 a lawsuit was filed by Aaron Van Wingerden, owner of Suncanna, in Pueblo County Colorado District Court against GrowCo, GrowCo Business Development, LLC, GCP1, GrowCo Funding, LLC, TR Capital, Two Rivers and certain current and former employees, and associates.  We believe that the suit has no merit and will have no material impact on our financial condition.

–

On September 6, 2016, in accordance with the Writ of Restitution, Suncanna vacated the greenhouse and GCP1 took possession and began re-conditioning its greenhouse for a new tenant, which began growing operations in December, 2016.

–

On October 27, 2016, in a contempt of court hearing, a Pueblo County Colorado District Court judge ruled in favor of plaintiff Aaron Van Wingerden and against GCP1 in a matter regarding the prevention of Suncanna’s access to GCP1’s greenhouse prior to Suncanna vacating the premises on September 6, 2016.  We believe that this ruling was in error and are appealing this decision.

Pending the eviction of Suncanna, on August 4, 2016 GCP1 entered into a lease agreement with a related party Johnny Cannaseed, LLC, a related party (“Johnny Cannaseed”) which is owned predominantly by our former CEO John McKowen who is the majority shareholder in the Company.  Under the terms of the lease, one half of the GCP1 greenhouse was sublet to a licensed marijuana grower on December 1, 2016.  The second half of the greenhouse was leased to a second licensed marijuana grower on March 1, 2017.  At December 31, 2016 we had recorded lease receivables of $240,000 fromJohnny Cannaseed.

GrowCo Partners 2, LLC – Second Greenhouse

Our second greenhouse project will be developed by GrowCo Partners 2, LLC, or GCP2, a subsidiary of Two Rivers, with the intention of leasing to licensed marijuana growers.  This project will consist of another 90,000 square foot greenhouse, a 15,000 square foot processing and warehouse facility and an extraction facility on 40 acres of land within our Pueblo grow complex.  The GCP2 greenhouse structure was ordered in 2015, construction began in January 2016, and completion is projected for mid-2017.  Our construction costs for the GCP2 greenhouse totaled $2.9 million through December 31, 2016, and we estimate that an additional expenditure of $3.0 million will be required to complete construction.  For a summary of financing activities in connection with the GCP2 greenhouse, please see “—Liquidity and Capital Resources”.

On August 4, 2016 GCP2 entered into a lease agreement with Johnny Cannaseed.  Under the terms of that agreement rent will begin when the greenhouse is completed and ready for occupancy.  Johnny Cannaseed has signed a lease for half of the second greenhouse with a licensed marijuana grower.

Extraction Facility

Our third facility will be an oil extraction facility which is expected to be approximately 26,000 square feet. Our first tenant has achieved initial approval from Planning and Zoning to have a Marijuana Infused Products (MIPs) extraction license on the GCP1 premises.

GrowCo Funding

During the third quarter of 2015, GrowCo completed a $4.0 million private placement of GrowCo debt, with proceeds to be used to partially fund the second greenhouse and provide working capital.

In March 2016, GrowCo completed a $5.5 million private placement of equity interests of GCP Super Units, LLC, which will invest directly in various assets of GrowCo, with proceeds to be used to complete the construction of the first greenhouse, partially fund the second greenhouse and provide GrowCo working capital.  The outside investment in GCP Super Units, LLC is reflected on our balance sheet as a non-controlling equity interest.

In the first quarter of 2016, GrowCo obtained $300,000 in subscriptions and associated payments in a promissory note offering of up to $1.5 million. In September 2016 GrowCo changed the offering to two series of promissory notes with aggregate principal amounts of up to either $6 million or $7 million, in each case together with warrants to purchase, at a price of $0.25 per share, 0.25 GrowCo common shares for each dollar invested in the related promissory notes.  The initial four investors in the $6 million version of the notes received warrants to purchase one TURV share for each $1.00 invested at a price of $0.50 per share.  Of the $300,000 principal amount of notes issued earlier, $200,000 were exchanged for the new note and warrant packages and $100,000 remain outstanding.  As of March7, 2017, GrowCo had raised $5.0 million, including the $200,000 of notes issued in exchange for the earlier offered notes, at which time the offering was closed.  A new $2M offering was subsequently initiated in March of 2017 with substantially the same terms for the purposes of finishing the second greenhouse.

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

The TR Capital Partners Limited Liability Company Agreement dated as of January 31, 2014 provides that holders of preferred units generally will be entitled to receive distributions each fiscal year in an amount equal to the lesser of (a) 12% of the preferred unit holders’ aggregate capital contributions and (b) TR Capital’s Adjusted Gross Margin (as defined) for such fiscal year.  Regardless of TR Capital’s operating results, however, preferred unit holders are entitled to a minimum distribution for each full fiscal year equal to 8% of their aggregate capital contributions, payable in equal quarterly installments.  If TR Capital’s Adjusted Gross Margin for a fiscal year is less than 12% of the preferred unit holders’ aggregate capital contributions, the shortfall will not be payable in any subsequent fiscal year.  Distributions for fiscal year 2014 for each preferred unit were prorated for the portion of the year that the preferred unit was outstanding.

Pursuant to an Exchange Agreement dated as of January 31, 2014 entered into with TR Capital and the Parent Company, any holder may surrender a TR Capital preferred unit to the Parent Company at any time for consideration consisting of (a) accrued but unpaid preferred distributions on the preferred unit through the exchange date, (b) one share of Common Stock and (c) a warrant to purchase an additional one-half share of Common Stock at a price of $2.10 per share.  TR Capital may require (with limited exceptions) each of its outstanding preferred units to be surrendered to the Parent Company in exchange for such consideration at any time after January 31, 2017, at which (1) for a period of 20 trading days, at least 250,000 shares of Common Stock have been traded on a national securities exchange for a closing price of at least $3.00 and (b) a registration statement filed by us with the SEC is effective with respect to the shares of Common Stock, including shares purchasable pursuant to warrants, issuable upon such exchanges.  Each warrant issued upon any such exchange generally will be exercisable at any time on or before January 31, 2019, subject to our right to redeem the warrant at any time after January 31, 2017, at which (A) for a period of 20 trading days, at least 250,000 shares of Common Stock have been traded on a national securities exchange for a closing price of at least $3.00 and (B)  a registration statement has been filed and is effective with respect to the shares of Common Stock issuable pursuant to such warrant.  Under the Exchange Agreement, the Parent Company also granted holders of preferred units one-time demand registration rights under which the Parent Company may be required to file a registration statement covering shares of Common Stock (including shares subject to warrants) issued or issuable upon exchanges of TR Capital preferred units.  As of March 21, 2017, the Parent Company could be required under the Parent Company to issue and deliver to holders of outstanding TR Capital preferred units, upon exchange, up to 29,963,378 shares of Common Stock together with warrants to purchase up to an additional 14,168,944 shares of Common Stock.  If the Parent Company receives any TR Capital pursuant to exchanges under the Exchange Agreement, it would be entitled to receive distributions on those preferred units pro rata with other holders of preferred units.

Following the completion of those transactions in September 2014, TR Capital and the Parent Company’s other direct and indirect subsidiaries (excluding HCIC Holdings, LLC and HCIC) entered into a series of related transactions as the result of which control and operation of those other subsidiaries and their businesses transferred to TR Capital, which is the operational division of Two Rivers.  On February 16, 2017, Two Rivers’ formed Water Redevelopment Company, a Delaware Corporation.  The following chart shows a high level view of ourcorporate organization as of March 21, 2017.  For a more detailed description of ownership structure please refer to exhibit 21.1 filed herewith.

Two Rivers Water & Farming Company
Water Redevelopment Company
Huerfano Cucharas Irrigation Company
Orlando Reservoir No. 2, LLC
GrowCo, Inc.
GrowCo Partners 1, LLC
GrowCo Partners 2, LLC
GCP Super Units, LLC

Corporate Information

The Parent Company is a Colorado corporation with principal executive offices at 2000 South Colorado Boulevard, Tower 1, Suite 3100, Denver, Colorado, and our telephone number at that address is (303) 222-1000. We plan to move on April 1, 2017 to 3025 S Parker Road, Suite 140, Aurora CO 80014. Our website address is www.2riverswater.com. The information on our website is not part of this report.

Revenue

Water

During fiscal year 2016 we had negligible revenues from our water business as our new initiatives have not yet gained traction. We also anticipate negligible water revenues in 2017 as we begin our reinvestment into our water assets. In 2018, we expect that revenue will be generated from the leasing of water from our storage facilities, the selling of water taps, and the leasing of land and water to agricultural users including marijuana and hemp growers.

Greenhouse Leasing

TR Capital Partners, LLC’ssubsidiary, GrowCo Partners 1, LLC leases our first greenhouse and warehouse to a related party Johnny Cannaseed pursuant to a lease agreement dated August4, 2016.  The lease agreement is classified as an operating lease because it does not meet any of the four criteria listed in ASC 840-10-25,“Lease Classification Criteria”. Johnny Cannaseed subleases the greenhouse and warehouse to two licensed marijuana growers.  Revenue from the first half of the greenhouse began accruing on December 1, 2016.  The second half of the greenhouse began accruing revenue in mid-2017.

Two Rivers subsidiary, GrowCo Partners 2, leases our second greenhouse and warehouse to a related party Johnny Cannaseed pursuant to a lease agreement dated August4, 2016 and will begin accruing revenue in mid- 2017.

Competition

Water

The rights to use water in Colorado have been fully appropriated to beneficial uses (such as agriculture irrigation and municipal and industrial applications) under court decrees and state regulation according to the prevailing Prior Appropriation Doctrine in which more senior (older) water rights take precedence in times of shortage over junior (newer) water rights. Notwithstanding significant conservation, growth in Colorado with related incremental demands for water has made the rights to divert, convey, store and use water relatively scarce and valuable.  There is significant competition for the acquisition and beneficial use of historic water rights.  Many competitors for the acquisition of such rights have significantly greater financial resources, technical expertise and managerial capabilities than we do and, consequently, we could be at a competitive disadvantage in assembling, developing and deploying water assets required to support our businesses.  Competitors’ resources could overwhelm our efforts and cause adverse consequences to our operational performance.  To mitigate such competitive risks, we concentrate our efforts in the Huerfano and Cucharas Rivers watershed where our local knowledge and control of a portfolio of water rights, storage facilities, distribution canals and productive farmland creates a somewhat protected geographic niche.  To further mitigate competitive risk, we strive to actively engage with both the farming and municipalities in southeastern Colorado to explore strategies for cooperatively addressing challenges and opportunities faced by those communities—particularly to address the 130,000 acre-foot shortfall in water supplies on the Front Range, without taking valuable farmland out of production.

Leasing

There a significant number of providers of facilities to lease to cannabis growers.  Some are better capitalized than our Company.  A significant portion of the facilities offered for lease are enclosed, warehouse space.  Through our development of state-of-the-art greenhouses, we believe that we offer a competitive advantage to lessees of warehouse space in terms of increased production (estimated to be three times the growth) and a significantly reduced cost of production (estimated at one-third the cost).  Therefore, our main leasing competition are other greenhouse structures offered to lease to cannabis growers.   We are aware of only one other similar size greenhouse in the front range of Colorado.  This facility is owned by the same owners of medical and retail outlets.  Therefore, they are only growing product for their consumption.  It is much like a single-tenant office building.  There are numerous other small greenhouses and others that are planned.

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

The interstate compacts (beginning with the Colorado River Compact of 1922) increased Colorado’s need to manage its apportioned water to meet the needs of its growing population along the Front Range.  Trans-basin diversions (primarily tunnels and canals) were developed, under the Prior Appropriation Doctrine, to divert water from one watershed for conveyance to and use in another.  Mainly, water from the Colorado River Basin, west of the Continental Divide, was diverted east to meet the water needs along the earlier developing Front Range by so-called “conservancy districts”.  These projects began in the 1930’s and, although many have been in operation for decades, some remain incomplete.  Increasingly, further trans-basin diversions are limited not only by competing appropriative water rights in the basins of origin but also by increasingly stringent environmental restrictions.

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

Leasing toCannabis Growers

As of March 21, 2017, 28 states and the District of Columbia allowed their residents to use medical marijuana and voters in the States of Colorado, Washington, Oregon, Alaska, California, Nevada, Maine, Massachusetts and the District of Colombia have approved and implemented regulations to legalize cannabis for recreation adult use.

These state laws are in conflict with the Federal Controlled Substances Act, which classifies marijuana as a Schedule I controlled substance and makes marijuana use and possession illegal on a national level.  The U.S. Supreme Court has ruled that the federal government has the right to regulate and criminalize marijuana, even for medical purposes, and thus federal law criminalizing the use of marijuana preempts state laws that legalize its use.  The Trump administration has made numerous statements indicating that it is not an efficient use of resources to direct federal law enforcement agencies to prosecute those lawfully abiding by state-designated laws allowing the use and distribution of medical marijuana.  However, the Trump administration could change its policy regarding the low-priority enforcement of federal laws and the succeeding administration could decide to enforce the federal laws more stringently.

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

Employees

At March 21, 2017, we had 4 full-time and 1 part time employee, of whom all were employed at our Denver headquarters. None of our employees are covered by a collective bargaining agreement.  We consider our relationship with our employees to be good.

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

ITEM 1A.  RISK FACTORS

Risk Factors Relating to Our Business

We were formed in December 2002.  We entered the real estate market in 2007 with a focus on residential mortgages.  In 2009 we began liquidation of residential mortgagesand entered into the water and farming businesses.

We can give no assurance of success or profitability to investors.

There is no assurance that we will operate profitably.  There is no assurance that we will generate revenues or profits.  We have not been profitable in the past and had an accumulated deficit of over $84 million as of December 31, 2016.  We incurred a net loss from operations of $10.7 million in 2016 and a net loss of $6.2 million in 2015.

Any default on mortgages relating to our water and greenhouse development could have a material impact on our farming business.

Our water rights and GrowCo facilities are owned subject to mortgages.  If we default on a mortgage, we could lose the underlying asset(s).

The adequacy of our water supplies depends upon a variety of uncontrollable factors.

The adequacy of our water supplies for farmland leased to others and municipalities varies from year to year depending upon a variety of factors, including:

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

We obtain our water supply from the Cucharas and Huerfano Rivers.  Our water supply and storage may be subject to interruption or reduction if there is an interruption or reduction in water supplies available to us.  Our supply and storage business is dependent upon our ability to meet the requirements of the Colorado Water Engineer’s office regarding our water rights priorities.

Water shortages may:

•

adversely affect our supply thereby limiting our revenue, or

•

adversely affect our operating costs, for instance, by increasing the cost to purchase or lease required water if we are obligated to supply water under a lease agreement.

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

We may be subject to periodic litigation and other regulatory proceedings. These proceedings may be affected by changes in laws and governmentregulations or changes in the enforcement thereof.

From time to time, we may be involved in lawsuits and regulatory actions relating to our business, certain of which may be in jurisdictions with reputations for aggressive application of laws and procedures against corporate defendants. Some of these actions have the potential for significant statutory penalties, and compensatory, treble or punitive damages. Our greenhouse business in particularis subject to numerous federal laws that are in conflict with the state of Colorado and local regulations, and a significant change in enforcement of federal laws could have a material adverse effect on our ability of our tenants to operate the greenhouses and litigation costs and results of operations. Due to the inherent uncertainties of litigation and regulatory proceedings, we cannot accurately predict the ultimate outcome of any such proceedings. An unfavorable outcome could have a material adverse impact on our business, financial condition, and results of operations. In addition, regardless of the outcome of any litigation or regulatory proceedings, these proceedings could result in substantial costs and may require that we devote substantial resources to defend our Company. Further, changes in governmental regulations where we operate could have adverse effects on our business and subject us to additional regulatory actions. For a detailed description of Legal Proceedings, see Item 3.

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

The water business is heavily regulated and, as a result, decisions by regulatory agencies and changes in laws and regulations could significantly affect our business.

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

Most of our competitors in the water resource management business have significantly greater financial resources, technical expertise and managerial capabilities than us and, consequently, we may be at a competitive disadvantage in identifying and developing or exploring suitable business opportunities and/or acquisitions.  Competitors’ resources could overwhelm our restricted efforts and adversely impact our operational performance.

The inability to attract and retain qualified employees could significantly harm our business.

The market for skilled executive officers and employees knowledgeable in water rights is highly competitive and historically has experienced a high rate of turnover. Competition for quality officers and employees may lead to increased hiring and retention costs.

Our success will depend, to a large degree, on the expertise and experience of the members of our management team.

Our success in identifying investment opportunities and pursuing and managing such investments is, to a large degree, dependent upon the expertise and experience of the management team and their ability to attract and retain quality personnel.

Additional Risk Factors Relating to Our Greenhouse Business

We may be unable to develop the properties that are critical to our greenhouse business.

Our business plan involves the acquisition and development of real estate properties and support services.  These properties will be used for our traditional irrigated farming business and the development of greenhouses, which will be leased to participants in the marijuana industry. The zoning and operational restrictions on marijuana industry participants may limit the availability of properties suitable for greenhouse development. While we have our Colorado property zoned for cannabis greenhouse production, this zoning can be revoked if construction has not begun.  Further, we may be unable to find suitable properties once we expand outside of Colorado.

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

We have signed ten year leases with Johnny Cannaseed a related party.  There is no guarantee that these leases will be renewed or at what rate.  The current lease rates are $30 per square foot, triple net.  The development and construction cost for a 105,000 square foot greenhouse and facilities are approximately $65 per square foot.  Even though we capture all of our costs before the ten year leases expire,  new lease rates may be substantially lower, thereby decreasing our returns.

We currently have only one tenant for our greenhouse, including additional new greenhouses.

We are reliant on one tenant for our greenhouses who subsequently has sub-leased space to licensed growers.  It is our plan to lease our additional Colorado greenhouses to the same tenant.  If the tenant cannot make lease payments, for whatever reason, we may not be able to replace the existing tenant in a timely period, or at all.

Our greenhouse lessees may not be able to fund leaseand service payments.

If GrowCo’s tenants incur unforeseen weather, negative crop events, or a major reduction of the price of marijuana, the tenant may not be able to pay lease and service payments.  This will cause a legal action to the eviction of the tenant and a search for a new tenant, which may not be successful.

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

Our proposed greenhouse leasing business is dependent on state laws pertaining to the marijuana industry.

Continued marijuana industry operations are dependent upon continued legislative authorization of marijuana at the state level.  Any number of factors could slow or halt progress in this area.  Further, progress, while encouraging, is not assured.  While there is public support for legislative support of marijuana laws, numerous factors could impact the legislative process.

As of March 21, 2017, 28 states and the District of Columbia allowed their residents to use medical marijuana and voters in the States of Colorado, Washington, Oregon, Alaska, California, Nevada, Maine, Massachusetts and the District of Colombia have approved and implemented regulations to legalize cannabis for recreation adult use.  The state laws are in conflict with the Federal Controlled Substances Act, which makes marijuana use and possession illegal on a national level.  The Obama administration made numerous statements indicating that it was not an efficient use of resources to direct federal law enforcement agencies to prosecute those lawfully abiding by state-designated laws allowing the use and distribution of medical marijuana.  However, there is no guarantee that the current administration will not change the stated policy regarding the low-priority enforcement of federal laws. Additionally, any new administration that follows could change this policy and decide to stringently enforce the federal laws.  Any such change in the federal government’s enforcement of current federal laws could cause the greenhouse leases to be terminated, or even confiscated by the Federal government.  If the greenhouses can no longer be used for marijuana production, we plan to use the greenhouses for production of organic fruit and vegetables.   This potential change of use will significantly reduce the return of the capital invested in the greenhouses.

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

Tenants of GrowCo may have difficulty accessing the service of banks, which may make it difficult for them to operate and remit payments.

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

GCP 1, LLC, a subsidiary of TR Capital Partners, LLC, leases our only currently operating greenhouse and warehouse to Johnny Cannaseed, LLC pursuant to a lease agreement dated August 4, 2016.  Johnny Cannaseed is owned predominantly by John McKowen our former CEO.  In light of Mr. McKowen’s significant stock holding in both Two Rivers and GrowCo we determined that he should be regarded as a related party and that transactions with Johnny Cannaseed and his new services company McGrow should be classified as related party transactions for financial statement reporting purposes.

Risk Factors Related to Ownership of Common Stock

We may in the future issue more shares of capital stock, which could cause a loss of control by present management and current shareholders and/or dilution to investors.

There may be substantial dilution to our shareholders as a result of future decisions of our Board to issue shares without shareholder approval for cash, services, or acquisitions at prices solely determined by our Board.  Additionally, upon issuance, such shares could represent a majority of the voting power and equity of our company. The result of such an issuance would be those new shareholders and management would control our company, and persons unknown could replace existing management at such time.

Our common shareholders could face substantial potential dilution from outstanding preferred units, warrants and unvested restricted stock units.

As of March 21, 2017, the Parent Company had 31,455,709 shares of Common Stock outstanding.  If holders of TR Capital preferred units convert their preferred units into shares of Common Stock, the Parent Company would issue up to an additional 29,933,788 shares of Common Stock and 14,106,667 warrants to acquire the Common Stock at $2.10 per share .  In addition, as of March 21, 2017, there were outstanding optionsto acquire 6,163,315 shares of Common Stock and restricted stock units, or RSUs, covering 244,000 shares of Common Stock.  As a result, there may be a substantial dilution to our existing shareholders.

The regulation of penny stocks by SEC and FINRA may discourage the tradability of Common Stock.

We are classified as a “penny stock” company.  The Common Stock currently trades on the OTCQB Market and is subject to an SEC rule that imposes special sales practice requirements upon broker-dealers who sell such securities to persons other than established customers or accredited investors.  For purposes of the rule, the phrase “accredited investors” means, in general terms, institutions with assets in excess of $5,000,000, or individuals having a net worth in excess of $1,000,000 (not including the principal residence) or having an annual income that exceeds $250,000 (or that, when combined with a spouse’s income, exceeds $300,000).  For transactions covered by the rule, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser’s written agreement to the transaction prior to the sale. Effectively, this discourages broker-dealers from executing trades in penny stocks.  Consequently, the rule will affect the ability of purchasers in this offering to sell their securities in any market that may develop therefore because it imposes additional regulatory burdens on penny stock transactions.

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

Some of the outstanding shares of Common Stock held by our officers, directors and affiliated shareholders are “restricted securities” within the meaning of Rule 144 under the Securities Act of 1933.  As restricted shares, these shares may be resold only pursuant to an effective registration statement or under the requirements of Rule 144 or other applicable exemptions from registration under the Act and as required under applicable state securities laws. Rule 144 provides in essence that a person who has held restricted securities for six months may sell without restriction, except for affiliates which, under certain conditions, may sell every three months, in brokerage transactions, a number of shares that does not exceed the greater of 1.0% of a company’s outstanding common stock or the average weekly trading volume during the four calendar weeks prior to the sale.  There is no limit on the amount of restricted securities that may be sold by a non-affiliate after the owner has held the restricted securities for a period of six months.  A sale under Rule 144 or under any other exemption from the Securities Act, if available, or pursuant to subsequent registration of shares of Common Stock of current shareholders, may have a depressive effect upon the price of Common Stock in any market that may develop.  There may be substantial dilution to our shareholders as a result of future decisions of the board of directors to issue shares without shareholder approval for cash, services or acquisitions at prices determined solely by the board.

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

ITEM 1B.   UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  DESCRIPTION OF PROPERTIES

Our corporate headquarters are located in Denver, Colorado, where we lease 1,775 square feet of office space pursuant to a lease agreement that will expire in June 2018.  We believe that our current office facilities will be sufficient to meet our operational needs for the remainder of the existing lease term and that, upon the expiration of our current lease term, we will be able to extend our lease or lease suitable replacement office space as needed on acceptable, commercially reasonable terms. Effective April 1, 2017, we have subleased our former office space to McGrow, LLC, a related party, and will relocate our offices to a smaller, more affordable location.

We operate in the combined watershed area of the Huerfano River and Cucharas River in the Arkansas River Basin, an area encompassing 1,860 square miles on the southern Front Range in Colorado.  As of December 31, 2016, we managed a total of 7,342 acres of land that we acquired since 2009, as shown in the following table. Short-term (year-to-year) leases are not shown in the following table.

	Acres Under Management As of December 31,
	2016			2015
	Owned	Leased	Gross	Owned	Leased	Gross
Irrigable farmland:
Farmed	421	-	421	421	552	973
Developed but not farmed	725	-	725	725	-	725
Undeveloped	1,920	-	1,920	1,920	-	1,920
Total irrigable land	3,066	-	3,066	3,066	552	3,618
Non-producing land:
Greenhouse development	157	-	157	157	-	157
Grazing land	3,342	-	3,342	4,512	-	4,512
Strategic water holdings	411	-	411	411	-	411
Other strategic holdings	400	-	400	400	-	400
Total non-producing land	4,310	-	4,310	5,480	-	5,480
Totals	7,376	-	7,376	8,546	552	9,098
	Acres By Location as of December 31,
	2016			2015
County (Colorado)	Owned	Leased	Gross	Owned	Leased	Gross
El Paso	2,584	-	2,584	2,584	-	2,584
Huerfano	2,488	-	2,488	2,488	-	2,488
Pueblo	2,304	-	2,304	3,474	552	4,026
Totals	7,376	-	7,376	8,546	552	9,098

ITEM 3.  LEGAL PROCEEDINGS

In 2016, the Suncanna lease arrangement has been the subject of administrative and judicial proceedings:

•

On April 14, 2016 we were notified that Suncanna LLC had received a notice of suspension from the Marijuana Enforcement Division of the Colorado Department of Revenue.  This suspension remains in place until a hearing.

•

This caused Suncanna to be in violation of its lease with GCP1.  On April 25, 2016, GCP1 terminated  Suncanna’ s lease and began an eviction process against Suncanna.  Due to the eviction process, during the three months ended March 31, 2016, we wrote off $743,000 in Lease Revenues – Related Party, wrote off $587,000 in advances to Suncanna, and did not recognize any Lease Revenues – Related Party.

•

On July 22, 2016 GCP1 received a Writ of Restitution from the Pueblo County Colorado District Court ordering Suncanna to vacate the greenhouse by September 6, 2016.

•

On August 31, 2016 a lawsuit was filed by Aaron Van Wingerden, owner of Suncanna, in Pueblo County Colorado District Court against GrowCo, GrowCo Business Development, LLC, GCP1, GrowCo Funding, LLC., TR Capital, Two Rivers and certain current and former employees, and associates.  We believe that the suit has no merit and will have no material impact on our financial condition.

•

On September 6, 2016, in accordance with the Writ of Restitution, Suncanna vacated the greenhouse and GCP1 took possession and began re-conditioning its greenhouse for a new tenant, who began growing operations in the fourth quarter of 2016.

•

On October 27, 2016, in a contempt of court hearing, a Pueblo County Colorado District Court judge ruled in favor of plaintiff Aaron Van Wingerden and against GCP1 in a matter regarding the prevention of Suncanna’s access to GCP1’s greenhouse prior to Suncanna vacating the premises on September 6, 2016.  We believe that this ruling was in error and are appealing this decision.

Management believes that this case is without merit and has filed a cross-complaint to recover amounts owed by Suncanna under the Suncanna lease agreement.

The Company, the State of Colorado (Office of the State Engineer and the local Division Engineer), and neighboring water rights holders have been involved in litigation concerning water rights and claims by the State concerning an existing dam in Huerfano County, Colorado, and a demand by the State to breach the dam structure. (Two Rivers Water and Farming Co. vs. Welton Land and Water Co., (Pueblo Water Court)).  As part of the litigation, Two Rivers has sought to have certain water rights demands by the neighboring water rights holders deemed wasteful.  In the quarter ending March 31, 2016, the Company entered into a stipulation agreement with the State, settling the State's claims, whereby the Company agreed to take the existing dam structure down to the sediment level.  This is anticipated to occur in late 2017.  The Company also intends to work with the Colorado State Engineer to construct a new dam close to the prior dam structure, pending financing.  The remainder of the litigation between the Company and the neighboring water rights holders awaits a trial setting.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Price Range of Common Stock

Common Stock is traded in the over-the-counter market on the OTC Bulletin Board maintained by the Financial Industry Regulatory Authority, or FINRA.  On September 17, 2007, Common Stock began trading on the over-the-counter bulletin board as Navidec Financial Services, under the symbol “NVDF”.   On October 13, 2010, due to a name change the Common Stock began trading on the over-the-counter QB market under the symbol “TURV”.

The following table sets forth the range of high and low bid quotations for Common Stock during each quarter of 2016 and 2014. The quotations were obtained from information published by FINRA and reflect inter-dealer prices, without retail mark-up, mark-down or commission and do not necessarily represent actual transactions.

	High	Low
2016
Quarter ended December 31	$1.02	$0.32
Quarter ended September 30	0.53	0.15
Quarter ended June 30	0.56	0.26
Quarter ended March 31	0.73	0.38

2015
Quarter ended December 31	$ 0.78	$ 0.48
Quarter ended September 30	0.94	0.69
Quarter ended June 30	1.04	0.45
Quarter ended March 31	0.68	0.50

The last sale price of Common Stock on March 21, 2017 on the OTCQB market was $0.55 per share. As of December 31, 2016, there were 235 holders of record. We estimate that there are approximately 1,300 beneficial shareholders.  In many instances, a registered shareholder is a broker or other entity holding shares in street name for one or more customers who beneficially own the shares.

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

Recent Sales of Unregistered Securities

During the year ended December 31, 2016, the Company had the following common stock transactions:

•

issued 727,500 shares in return for debt reduction;

•

issued 649,700 shares for warrant exercises;

•

issued 127,500 shares to its independent board members for 2015 service;

•

issued 85,000 shares to a former director for RSU’s previously awarded;

•

issued 35,616 shares to holders of TR Capital for conversion into the Company shares;

•

issued 1,880,948 shares to former CEO John McKowen for RSU’s granted; and

•

35,000 shares were returned from a former board member.

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

Overview

In the short-term, our business model is designed to provide us with increased profitability and cash flow that will enable us to acquire and develop additional water rights and infrastructure. We seek to concentrate our acquisitions on water rights and infrastructure that are, in part, owned by municipalities, which can alleviate and expedite the legal and political processes necessary for municipal consumers to obtain excess water.

We are focused on water assets we have acquired and will acquire in the future.  Since 2009, we have acquired strategic water assets and land in the Huerfano and Cucharas river basins in southeastern Colorado, thus the name Two Rivers.  Our water asset area spans over 2,500 square miles and drops in elevation from over 14,000 feet down to the confluence of the Arkansas River, just east of Pueblo Colorado at 4,500 feet.  We operate in a natural, gravity fed water alluvial.   This basin is the last undeveloped basin along the front range of Colorado.  As our first water-focused project, we plan to fully develop this basin to properly manage the water contained therein and serve the community while providing returns to our investors.

During the year ended December 31, 2016 we have focused on monetizing our assets.  Monetization occurs in two different ways: sell or additionally invest.  We decided to sell assets that we determined will not yield significant future returns to our shareholders and invest strategically in the assets that will.  Specifically, we are selling our irrigated farmland currently used for the production of produce, the associated Dionisio produce business along with land that no longer serves our strategic vision of water management.  We will take net proceeds, if any, from these sales and continue to invest in our water and water infrastructure.

In 2014, we initiated and completed a corporate restructuring pursuant to reorganizing substantially all of our operations under the control of TR Capital Partners, LLC, or TR Capital.  This restructuring better reflects our emphasis on acquiring and operating irrigated farming and water distribution activities under our integrated business model.  TR Capital issued all of its common units to the Parent Company and, as of March 21, 2016, had issued a total of 30,158,815 preferred units in exchange for aggregate consideration consisting of $6.0 million in cash and $18.9 million of outstanding equity securities of certain subsidiaries.  As of December 31, 2016, there were  29,933,698TR Capital preferred units outstanding.  Please see “Our Organizational Structure” for further information about the corporate restructuring and TR Capital’s outstanding units.

In 2014, we formed our subsidiary, GrowCo, Inc. (“GrowCo”).  GrowCo’s focus is to become the number one provider of greenhouses, related infrastructure, and services to growers of cannabis, in states where such activity is legal.  At this time, GrowCo does not “touch the plant”.   In 2015, our first greenhouse was constructed and partially finished.  Our initialtenant, Suncanna, began paying rent for the entire first greenhouse and warehouse effective September 1, 2015 and began partial occupancy in October2015.  Subsequently, in 2016 Suncanna was evicted and all accrued rent was written off.  In 2016 we entered into lease agreements with a related party,Johnny Cannaseed, for our first two greenhouses.  The first greenhouse was 50% occupied on December 1, 2016 and rent began to accrue as of that date.  The second half of the greenhouse began to accrue rent on March 2, 2017.  We expect the second greenhouse to be completed by mid-2017 and be occupied and accrue rent at that time.

Acquisitions, Exchanges and Sale of Land and Water

In 2015, we returned 187 acres of land in Heurfano County that was deemed not to be strategic to our efforts, in exchange for a cancellation of a note to the prior seller of $188,000 and accrued interest.  We purchased 41 acres and two St. Charles Mesa water taps for $197,000.

In 2016 we exchanged 1,170 acres of land in Pueblo County in exchange for a $383,000 reduction in debt.

Financings

We have expanded our operations relying on various funding mechanisms, including debt, convertible debt and equity capital.  Since inception, we have raised and invested over $80 million to acquire, improve, integrate farm/water assets and launch and expand our GrowCo greenhouse facilities and support operations.

For the year ending December 31, 2016, we completed a $4.6 million GrowCo Exchange Note offering.

Related Party Transactions

The former Chief Executive Officer and largest shareholder of Two Rivers, John McKowen, had the following transactions with the Company in 2016:

•

In August 2016 TR Capital Partners, LLC’s subsidiary GCP1 signed a lease agreement for greenhouse 1 with Johnny Cannaseed, a company formed and operated by John McKowen.

•

In August 2016 the Company’s subsidiary GCP2 signed a lease agreement for greenhouse 2 with Johnny Cannaseed.

•

In July 2016 the Company’s subsidiary GrowCosigned a series of agreements with McGrow, LLC, a Colorado limited liability company that is headed  and partially owned by John McKowen.  The agreements included a Master Agreement, and Advisory Services agreement, a Construction Services agreement, a Financing Services agreement, a Non-Compete and Exclusivity agreement, and a Stock Purchase Agreement.  Collectively these are known as the “McGrow Agreements”. As a result of these agreements GrowCo paid McGrow for services provided primarily for the construction of greenhouses and fees associated with the raising of capital.

The following is a list of all related party transactions during the year ended 12/31/16:

•

Johnny Cannaseed, LLC

o

Advance of $33,599 for expenses incurred for greenhouse supplies.

o

Revenue recorded of $178,609 for greenhouse lease.

•

McGrow, LLC

o

Advance of $8,295 for services rendered.

o

Advance of $5,000 for services rendered.

o

Expense payment of $374,526 for services rendered.

o

Fees paid of $107,250 for financing services.

o

Advance of $12,548 for services rendered.

o

The Company entered into a subleasing agreement whereby McGrow will pay $47,000 per year for office space currently leased by the Company.

•

John McKowen (former CEO and largest shareholder of Two Rivers)

o

Interest expense of $85,630 on investment into GCP Super Units.

o

Payment of office space of $ 29,458 while CEO of Two Rivers.

o

Equity investment of $496,000 in GCP Super Units.

o

Equity compensation in the form of GrowCo common shares valued at $100,000 for services provided.

o

Fees of $71,864 for GrowCo capital raised.

•

Wayne Harding CEO

o

Short-term loan to the Company of $5,000 .

o

Short-term loan to the Company of $27,000.

o

Invested $25,000 in GCP1 preferred units.

o

Invested $100,000 in the GrowCo $4M Note.

•

Board Members

o

Samuel Morris $5,000 short-term loan to the Company.

o

Michael Harnish invested $35,000 in the GrowCo $6M Exchange Note prior to becoming a board member.

Results of Operations

Year ended December 31, 2016 compared to year ended December 31, 2015

For the years ended December 31, 2016 and 2015 our revenues have been predominantly derived from the activities of our farming business and greenhouse leasing activities.  Near the end of 2016 we decided to discontinue our farming operations.  Consequently we have classified our farming financial results on  our income and balance sheet statements as Discontinued Operations.

Our first greenhouse began to generate revenue on September 1, 2015 and was partially occupied by Suncanna (ourformer related party tenant, as described under “Overview”).  Suncanna had agreed to pay the full lease payments effective September 1, 2016.  At December 31, 2015, we had recorded lease receivables of $904,000 and deferred rent of $43,400 in connection with the Suncanna lease arrangements.  On April 14, 2016 we were notified that Suncanna LLC had received a notice of suspension from the Marijuana Enforcement Division of the Colorado Department of Revenue.

Due to the suspension order and Suncanna’s non-payment, Suncanna was in violation of its lease agreement with us.  On April 25, 2016, GCP1 terminated Suncanna’s lease and began an eviction process against Suncanna.  Consequently, during the quarter ended March 31, 2016, we stopped recognizing lease revenue and wrote off the $700,000 lease receivable and $43,000 deferred rent that had been recorded as of December 31, 2015.  We also wrote off advances to Suncanna totaling $587,000.

During the year ended December 31, 2016, we recognized revenues from greenhouse leasing operations of $204,000 compared to $947,000, in revenues from greenhouse leasing operations during the year ended December 31, 2015 which as mentioned previously was subsequently written off in 2016.  Other revenues during the year ended December 31, 2016 was $68,000 compared to $78,000 for the year ending December 31, 1015.

For the year ended December 31, 2016,the gross margin of $272,000 was due to the margin on greenhouse leasing operations.

For the year ended December 31, 2015 the gross margin was $822,000 also primarily due to greenhouse leasing operations margin that was subsequently written off in 2016.

During the year ended December 31, 2016, expenses from operations were $3,877,000 compared to $2,224,000 for the year ended December 31, 2015.  The increase of $1,653,000 was primarily due to higher general and administrative expense resulting from the write-off of Suncanna accounts receivable and advances in the first quarter and higher legal fees.

During the year ended December 31, 2016, other expenses were $2,090,000 compared to $1,313,000 for the year ended December 31, 2015.  The increase in other expenses of $777,000 was the result of an increase in GrowCo interest expense of $543,000, and a $241,000 increase in warrant and stock option expense.

These figures produced a net loss from continuing operations of $5,695,000 for the year ended December 31, 2016 compared to a net loss of $2,715,000 for the year ended December 31, 2015.

Loss due to discontinued operations was $2,624,000 for the year ended December 31, 2015 compared to a loss of $1,025,000 for the year ended December 31, 2015.  The increase was due to a loss from disposal of intangibles of $887,000, a loss from disposal of assets of $359,000, and a $90,000 decrease in gross margin from farming operations.

Liquidity and Capital Resources

Resources

With the discontinuance of our farming operations we no longer require the large capital outlay for crop inputs.  We believe our existing cash, cash equivalents, our projected cash flowsfrom greenhouse leasing operating activities and anticipated influx of capital from financing activities will be sufficient to meet our anticipated cash needs for at least the next twelve months.  On March 24, 2017 the Company signed a term sheet with an investor for a PIPE (private investment in public entity) that will provide $3,000,000 of funding once definitive agreements are signed.  The proceeds will be used to pay off some of our debt, working capital, and water infrastructure projects.  This funding will provide ample capital for the following twelve months and beyond.  Our future working capital requirements will depend on many factors, including the, expansion of water projects and expansion of our greenhouse development. To the extent our cash, cash equivalents and cash flows from operating activities are insufficient to fund our future activities, we may need to raise additional funds through public or private equity or debt financing. We also may need to raise additional funds in the event we determine in the future to affect one or more acquisitions of businesses, technologies and products. If additional funding is required, we may not be able to affect an equity or debt financing on terms acceptable to us or at all.

We historically have funded our operations primarily from the following sources:

•

equity and debt proceeds through private placements of Parent Company and subsidiaries securities;

•

revenue generated from operations; and

•

loans and lines of credit.

At the present time we have no available line or letters of credit.

Cash flow from operations has not historically been sufficient to sustain our operations without the above additional sources of capital.  As of December 31, 2016, we had cash and cash equivalents of $150,000.  Cash flow consumed by our operating activities totaled $2,729,000 for the year ended December 31, 2016 compared to operating activities consuming $3,161,000 for the year ended December 31, 2015.  The decrease of $432,000 is due tothe combination of anincrease in preferred distributions payables of $1,764,000, a $1,703,000 increase in accounts payable, a $910,000 write off of accounts receivable andthe loss due to the write down of intangible assets of $887,000which was offset by a net loss increase of $4,776,000.

As of December 31, 2016, we had $3,180,000 in current assets and $19,714,000 in current liabilities. A large portion of the current liabilities ($6,645,000) is from the HCIC seller carry back notes, some of which were due June 30, 2016 As of December 31, 2016, we are in default on the HCIC note payments.  As a result, the entire amount of the notes has been classified as current.  Management has been in contact with the various holders about an extension to July 1, 2019.  As of December 31, 2016, management had received written commitments to extend $5,653,000 of these notes to July 1, 2019. The HCIC seller carry back notes have the HCIC ditch system as collateral, with an appraised value of $24,216,000.

Additionally another $4,000,000 of our GrowCo notes is classified incurrent liabilities.  The notes are due April 1, 2020; however the holders have the right to request full payment of the principal balance with a 60 day notice anytime after April 1, 2016.  Management believes that none of the note holders will request the early principal payment option due to the high rate of interest.  Also,all note holders are investors in other of Company’s securities.

Cash used in investing activities, during the years ended December 31, 2016 and 2015was $3,480,000 in 2016 compared to $5,878,000 in 2015.  Thedecrease of $2,398,000 was mostly due to reduced capital outlay in greenhouses construction.

Cash produced in financing activities was $5,838,000 for the year ended December 31, 2016 compared to a production of cash of $7,626,000 for the year ended December 31, 2015.The decrease was due to the $4,580,000  proceeds from the sale of convertible preferred shares in 2015 that was reduced to zero in 2016.  This was offset by the issuance of GCP Super Units of $1,095,000, an increase of $1,368,000 in proceeds from long term debt, and a $456,000 increase in proceeds from warrant exercises.

Requirements

In January 2015 we renewed a lease with the Colorado Center in Denver, Colorado, for our corporate headquarters.  The space is 1,775 square feet and monthly payments of $3,900, with minor escalations and common area maintenance charges.  The lease terminates on June 30, 2018.  On March1, 2017 the Company entered into a sub-lease agreement with a related party McGrow for these office facilities.  The sub-lease begins April 1, 2017.  The amounts due at the base rate are as follows:

Period	Amount Due
2017	$47,000
2018	$23,000

In February 2017 we entered into a new lease with Parker Road Campus, LLC in Aurora, Colorado, for our corporate headquarters.  This space is 1,554 square feet and monthly payments of $2,201 which will begin April 1, 2017.  The lease terminates on March 31, 2020.  The Company’s previous corporate headquarters has been sub-leased to a related party McGrow, LLC for the remainder of that lease term.  The amounts due at the base rate for our new offices are as follows:

Period	Amount Due
2017	$24,000
2018	$28,000
2019	$28,000

Below is a table showing our anticipated principal payments due by periods.

	Payments due by period
	Less than 1 year	1-3 years	More than 3 years (1)	Total
Long-Term Debt Obligations	$12,590,000	$4,358,000	$1,938,000	$18,886,000
Capital Lease Obligations	-	-	-	-
Operating Lease Obligations	71,000	51,000	28,000	150,000
Purchase and Development Obligations	-	-	-	-
Other Long-Term Obligations	-	-	-	-
Total	$12,661,000	$4,409,000	$1,966,000	$19,036,000

Note(1): Includes $4,000,000 of GrowCo notes that can be called anytime after April 1, 2016 with a 60 day notice by holder.

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

Revenue Recognition

Lease Revenues – Related Party

GrowCo Partners 1, LLC, a subsidiary of TR Capital Partners, LLC, leases our only currently operating greenhouse and warehouse to a related party Johnny Cannaseed, LLC pursuant to a lease agreement dated August 4, 2016.  Johnny Cannaseed is owned predominantly by John McKowen our former CEO and largest shareholder.  In light of Mr. McKowen’s significant stock holding in both Two Rivers and GrowCo we determined that he should be regarded as a related party and that transactions with Johnny Cannaseed and his new services company McGrow should be classified as related party transactions for financial statement reporting purposes.

TR Capital Partners, LLC subsidiary GrowCo Partners 1, LLC leases a greenhouse and warehouse to a related party Johnny Cannaseed, LLC pursuant to a lease agreement dated August 4, 2016.  The lease agreement is classified as an operating lease because it does not meet any of the four criteria listed in ASC 840-10-25,“Lease Classification Criteria”.  Johnny Cannaseed subleases the warehouse to two licensed marijuana growers.  Revenue from the first half of the greenhouse began on December 1, 2016.  The second half of the greenhouse will begin accruing revenue on March 1, 2017.

Two Rivers’ subsidiary GrowCo Partners 2, LLC leases our second greenhouse and warehouse to a related party Johnny Cannaseed, LLC pursuant to a lease agreement dated June 22, 2016 and will begin accruing revenue in mid-2017.

Lease revenue is recognized monthly at the end of each month.  Total lease payments under the 120-month lease agreement for 50% of the GCP1 greenhouse, which are $21,433,000, is divided by the lease term.  Therefore, the average lease rate per month is $179,000 for one half of the total greenhouse. This spreads the total amount of the lease payment stream over the life of the lease.

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

Debt and Equity

The Company accounts for warrants issued with debt in accordance with Accounting Standards Codification (“ASC”) 470, Debt, and allocates proceeds received to the warrants based on relative fair values.

The Company also evaluates whether the issuance of the convertible instruments generates a beneficial conversion feature (“BCF”), which arises when a debt or equity security is issued with an embedded conversion option that is beneficial to the investor or in the money at inception because the conversion option has an effective strike price that is less than the market price of the underlying stock at the commitment date. The Company would recognize the BCF by allocating the intrinsic value of the conversion option, which is the number of ordinary shares available upon conversion multiplied by the difference between the effective conversion price per share and the fair value of each ordinary share on the commitment date, to additional paid-in capital, resulting in a discount on the convertible preferred shares or debt instruments. No BCF has been recognized in the periods presented.

Stock Based Compensation

We account for share-based payments in accordance with FASB Accounting Standards Codification (“ASC”) 710-10-55.  We use the Black-Scholes option valuation model to estimate the fair value of stock options and warrants issued under ASC 710-10-55.  For the years ended December 31, 2016 and 2015, equity compensation in the form of stock options, warrants and grants of restricted stock that vested totaled $477,000 and $204,000, respectively.

Impairments

At least once per year, we analyze the recorded value of property, plant and equipment, land, goodwill and water rights and infrastructure to determine if the recorded value is greater than the fair market value, then an impairment will be recorded and will not be reversed in future periods.

Recently Issued Accounting Pronouncements

In April 2015, FASB issued ASU 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.  The guidance in the ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is allowed for financial statements that have not been previously issued. Debt issuance costs related to a recognized debt liability will be presented on the balance sheet as a direct deduction from the debt liability, similar to the presentation of debt discounts.  The Company has elected to adopt this ASU early and is presented in these financial statements.

In February 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-02, “Leases”. The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement.  The new standard is effective for fiscal years beginning after December 15, 2018 which includes interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The adoption of this ASU is expected to result in all operating leases being capitalized in the Company’s financial statements.  Due to the GrowCo leases, management believes that this ASU will have an impact on its financials and is in the process of analyzing its impact.

In November 2015, the FASB issued ASU 2015-17, “Balance Sheet Classification of Deferred Taxes”, which requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position to simplify the presentation of deferred income taxes. The standard is effective prospectively for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted. The Company does not expect the adoption of this update to have a material impact on its financial statements.

In August 2015, the FASB issued ASU 2015-14 which updated (to defer the effective date by one year) previously issued ASU 2014-09, "Revenue from Contracts with Customers", which amended revenue recognition guidance to clarify the principles for recognizing revenue from contracts with customers.  The guidance requires an entity to recognize revenue to record the transfer of goods or services to customers in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services.  Expanded additional disclosures are required relating to the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. Additionally, qualitative and quantitative disclosures are required about customer contracts, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract.   This accounting guidance is effective for the Company beginning in the first quarter of fiscal year 2018 using one of two prescribed retrospective methods.  Early adoption is not permitted. At this point, due to the Company having no revenue contracts with customers, except for leasing agreements, Management believes that there will be no material impact on its financial statements.

In July 2015, the FASB issued ASU 2015-11, “Simplifying the Measurement of Inventory”.  Under this ASU, inventory will be measured at the “lower of cost and net realizable value” and options that currently exist for “market value” will be eliminated. The ASU defines net realizable value as the “estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation.” No other changes were made to the current guidance on inventory measurement. ASU 2015-11 is effective for interim and annual periods beginning after December 15, 2016. Early application is permitted and should be applied prospectively. Management has early adopted ASU 2015-11 and notes no material impact on the Company's financial position or results of operations.

In August 2014, the FASB issued ASU No. 2014-15, “Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern, or ASU 2014-15. ASU 2014-15 amends FASB ASC 205-40 Presentation of Financial Statements – Going Concern”, by providing guidance on determining when and how reporting entities must disclose going-concern uncertainties in their financial statements, including requiring management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date of issuance of the entity’s financial statements and providing certain disclosures if there is substantial doubt about the entity’s ability to continue as a going concern.  ASU 2014-15 will be effective after December 15, 2016, and early adoption is permitted.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Management’s Evaluation of Disclosures Controls and Procedures

We have adopted and maintain disclosure controls and procedures (as such term is defined in Rules 13a-13e and 15d-15f under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act, is recorded, processed, summarized and reported within the time periods required under the ‘SEC’s rules and forms and that the information is gathered and communicated to our management, including our Chief Executive Officer (Principal Executive Officer) who is also our Chief Financial Officer (Principal Financial Officer), as appropriate, to allow for timely decisions regarding required disclosure.

Pursuant to Rule 13a-15b under the Exchange Act, the Company carried out an evaluation, with the participation of the Company’s staff, including the Company’s Chief Executive Officer (“CEO”) who is also our Chief Financial Officer (“CFO” who is also the Company’s principal financial and accounting officer) and our VP of Finance and Accounting, of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15e under the Exchange Act) as of the end of the period covered by this report.  Based on that evaluation, and taking the matters described below into account, the Company’s CEO/CFO and VP of Finance and Accounting have concluded that our disclosure controls and procedures over financial reporting were not effective during reporting period ended December 31, 2016, as discussed below.

Eide Bailly LLP, our registered independent public accounting firm, was not required to and has not issued a report concerning the effectiveness of our internal control over financial reporting as of December 31, 2016.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company in accordance with as defined in Rules 13a-13e and 15d-15f under the Exchange Act.  Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  Our internal control over financial reporting includes those policies and procedures that:

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated 2013 Framework.  Based on this assessment and testing, management concluded that, as of December 31, 2016, our internal control over financial reporting was not effective based on those criteria.

Management’s assessment and testing of the effectiveness of the smallerreportingcompany’s internal control over financial reporting as of the year ended December 31, 2016 the Company did not maintain effective internal control over financial reporting because of the following control deficiencies that constitute a material weakness:

Based upon our evaluation of internal controls, the Company’s management determined that the Company’s controls over financial reporting were not adequate to ensure these calculations were performed correctly.  As such, the Company’s Chief Executive Officer/Chief Financial Officer and Vice President of Finance and Accounting have concluded that the Company’s disclosure controls and procedures contain a material weakness as of the end of the period covered by this Report. Because of the material weaknesses identified, a reasonable possibility exists that a material misstatement in our consolidated financial statements will not be prevented or detected on a timely basis.  While our internal controls are established and followed, it is clear by the identified weaknesses that they were not operating as they should be.  Management believes that this was the case due to our limited staff along with time constraints and staff turnover.  However, our Chief Executive Officer, who is also our Principal Accounting Officer, believes that the financial statements included in this annual report on Form 10-K present, in all material respects, our financial position, results of operations and cash flows for the periods presented, in conformity with U.S. GAAP.

Plan for Remediation of Material Weaknesses

The remediation effort outlined below is intended to address the identified material weaknesses in internal control over financial reporting.

We plan to do a formal assessment of our internal controls before the end of our quarter ending June 30, 2017; thereby allowing for internal corrective action before our year ending December 31, 2017.

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

Changes in Internal Control over Financial Reporting

We will continue to monitor the effectiveness of our internal control over financial reporting in the areas affected by the facts described above and employ any additional tools and resources deemed necessary to ensure that our financial statements are fairly stated in all material respects.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS AND CORPORATE GOVERNANCE, COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

At December 31, 2016, our officers and directors were the individuals listed below:

Name	Age	Position
Wayne Harding	62	Chief Executive Officer, Chief Financial Officer and Chairman of the Board of Directors
Samuel Morris	73	Director, Chairman of Compensation Committee
Michael Harnish	66	Director, Chairman of Audit Committee
James Cochran	56	Director
T. Keith Wiggins	76	Director
Christopher Bragg	33	Director

Our officers are elected by the board of directors at the first meeting after each annual meeting of our shareholders and they hold office until their successors are duly elected and qualified under our bylaws.

The directors named above will serve until the next annual meeting of our shareholders, which is expected to be held on June 15, 2017.  Officers hold their positions at the pleasure of the board of directors subject to the terms of employment agreements described below in “Item 11.  Executive Compensation” under the heading “Executive Compensation—Employment and Change in Control Agreements.”  There is no arrangement or understanding between our directors and officers and any other person pursuant to which any director or officer was or is to be selected as a director or officer.

There are no family relationships among any of the directors or executive officers.  Neither of the executive officers is related by blood, marriage or adoption to any of our other directors or executive officers.

Biographical Information

Wayne E. Harding III serves as our Chief Executive Officer and our Chief Financial Officer.  Mr. Harding has served as ourChief Financial Officer and Secretary since September 2009 and served as our controller from 2008 to September 2009.  In June 2016 the Board appointed Mr. Harding as the Company’s CEO and he maintained his role as CFO.  He served as vice president business development of Rivet Software from 2004 to 2007.  From 2002 to 2004 Mr. Harding was the owner and President of Wayne Harding & Company PC, and from 2000 until 2002 he was director-business development of CPA2Biz.  Mr. Harding serves on the board of directors and head of the Audit Committee of AeroGrow International (OTCQB: AERO), a public company that manufactures and markets soil-free indoor garden products.  Mr. Harding holds an active CPA license in Colorado and holds the CGMA (Charter Global Management Accountant) designation.  Mr. Harding is past-President of the Colorado Society of CPAs.  He received his BS and MBA degrees from the University of Denver.

Samuel Morris has served as one of our directors on an interim basis since July 2016 and was elected to the board at the annual meeting of shareholders in September of 2016.  Mr. Morris is the principal of Morris Law Associates which he formed in 2006 after serving as general counsel to several companies. Through Morris Law, he has provided counsel on a variety of legal matters, such as acquisitions, management buyouts, restructurings and personnel matters. From 2006 until 2010, he also was General Counsel for Gichner Shelter Systems, Inc. Prior to Morris Law Associates, Mr. Morris was General Counsel of Wire One Communications, Inc. (formerly V-SPAN), a full-service video conferencing company, as well as to a number of smaller companies, handling customer and vendor contracts, employment matters, acquisitions and litigation from 2002 to 2005. In 2000-2001, he was Senior Vice President, General Counsel and Secretary of Digital Access, LLC, a telecommunications broadband start-up. From 1993 to 2000, Mr. Morris was Vice President/General Counsel/Secretary for Lenfest Communications, Inc., a public diversified cable television and entertainment company. From 1985 to 1993, Mr. Morris was a Senior Partner of Hoyle, Morris & Kerr, a law firm that he co-founded. Prior to that Mr. Morris was in private practice, primarily as a partner in the law firm of Dilworth, Paxson, Kalish and Kaufman. Mr. Morris received his B.A. degree, cum laude, from Harvard College and his J.D. degree from the National Law Center of the George Washington University in Washington, D.C.

Michael Harnish has served as one of our directors on an interim basis since July 2016 and was elected to the board at the annual meeting of shareholders in September of 2016. Officially retired, Mr. Harnish continues to serve as technology consultant to the Examination Review Board responsible for the administration and content of the CPA exam since 1999. He is also currently serving on the Board of Directors of Alliance Sports Group where he is chairman of the compensation committee as well as a member of the audit and special committees. Mr. Harnish previously served on the Board of Directors of DeltaHawk Engines where he was chairman of the audit committee. Prior to retirement, Mr. Harnish held the offices of COO/CIO of EthicsPoint, Inc.,Fios, Inc., CPA2BIZ, and the law firm of Dickinson Wright PLLC. He has also served as President and CEO of Technology Consulting Partners LLC and was a former Associate, Technology Consulting Solutions at Plante& Moran. Mr. Harnish is a former Partner of Crowe, Chizek and Company CPAs (now Crowe Horwath LLP). Additionally, Mr. Harnish previously held the office of Director of Consulting Services, Lotus Development Corp. and has been a member of Various AICPA Committees including the Computerization Implementation Committee (CIC) and the first Chairman of the Information Technology Executive Committee and Membership Division. Mr. Harnish is a former member of the Illinois CPA Society Board of Directors and recipient of the AICPA Innovative User of Technology and the AICPA Sustained Contribution Awards. Mr. Harnish received his B.S. in Industrial Management with a Computer Science Technical Option from Purdue University and has received the certifications of: Certified Public Accountant (CPA); Certified Information Technology Professional (CITP); Certified in Financial Forensics (CFF); Certified Information Systems Auditor (CISA); EnCase Certified Examiner (EnCE); and the Certificate in Data Processing (CDP).

James D. Cochran has served on our board since September 2016.  Mr. Cochran is founder and Managing Principal of Aspen Capital Partners, LLC, a privately held real estate investment, development, and asset management organization that focuses on all major real estate asset classes across the investment risk spectrum. Mr. Cochran has over 32 years of leadership, investments, operations, and capital markets experience with real estate firms in both the public and private sectors. He has had hands on operations, leasing, acquisitions, and development roles with local, national, and international responsibilities and has also been instrumental in successfully completing two IPO’s and raising private equity from national and foreign investors. He has served as President and Chief Investment Officer for DCT Industrial Trust (NYSE: DCT), Board Member and member of the Executive Committee of Macquarie ProLogis Trust, an Australian Listed Property Trust (ASX:MPR), and Senior Vice President and member of the Investment Committee for ProLogis Trust (NYSE:PLD). Before joining ProLogis, Mr. Cochran worked at TCW Realty Advisors and Economics Research Associates. He is the former Chairman of the Board of the Denver Street School, a non-profit high school in Denver. Mr. Cochran has a B.A. degree from the University of California, Davis and an MBA from the Anderson School at UCLA. Mr. Cochran is 55 years old.

T. Keith Wiggins has served on our board since September 2016.  Mr. Wiggins is one of the early investors in Two Rivers. He resides in southern Colorado and operates a large cattle ranch. In 1995, Mr. Wiggins retired from Union Texas Petroleum Holdings, a Fortune 500 company, as vice president of human resources and environmental services. Prior to his tenure at Union Texas, Mr. Wiggins was employed by Allied Chemical Corporation and held positions with increasing management responsibility in manufacturing, engineering, human resources and labor relations. Mr. Wiggins has board experience with Lake Forrest Utility district and various community entities. On February 2, 2006, Colorado governor, Bill Owens, appointed Mr. Wiggins to the 3rd Judicial Nominating Commission of the State of Colorado Supreme Court. Mr. Wiggins received his B.S. degree from Auburn University and his Master of Agriculture from Colorado State University, Fort Collins. He is a veteran of the U.S. Army and the National Guard.

Christopher Bragg has served on our board since September 2016.  He has nearly fifteen years of experience in the financial industry. After spending the first two years of his career in the private banking business, Mr. Bragg joined Western Asset Management as a Portfolio Controller. He quickly transitioned over to the mutual fund operations group, where he supported the rollout and growth of the newly formed Legg Mason and Western Asset managed mutual funds; the company had over $400 billion in assets under management at the time. In 2007, Mr. Bragg transitioned over to the public equities side of the business and joined Camden Asset Management as a Controller and Trade Support Specialist. He worked directly with the trading desk in the development and support of their Convertible Arbitrage strategic side of the business. During his 5+ years with the company, Mr. Bragg played a crucial role in a restructure of the operational/back office division, the buildout of a proprietary in-house trading system, and assisted in the maintenance of the ever-changing compliance requirements for the $2 billion under management. He then spent just over a year with Empire Capital Management; a technology focused hedge fund with $800 million under management across several funds. In his time as a trading specialist and west coast operations manager, he assisted in the growth of the newly built west coast office and implemented a multi-faceted trading platform that allowed traders on both coasts to input, execute and allocate orders across the several fund accounts. In mid-2014, Mr. Bragg left Empire Capital Management to join the McGrain Financial group as a partner in the overseeing of over $70 million in assets under management. He assists in the management of the day to day activities of the investment portfolio, and is active in the local Pasadena community as well.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers and directors, and persons who own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership with the SEC.  Officers and directors are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.  Based on our review of copies of such reports received, and representations from certain reporting persons, we believe that, during the fiscal year ended December 31, 2016, all of the Section 16(a) filing requirements applicable to our officers and directors were filed in compliance with all applicable requirements.

ITEM 11.

EXECUTIVE COMPENSATION

Executive Compensation

Summary Compensation Table for 2016

The following table sets forth certain information concerning compensation paid to each of the individuals who served as executive officers during 2016:

SUMMARY COMPENSATION TABLE

Name & Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) (1)	Option Awards ($)	Non-equity incentive plan comp ($)	Non-qualified deferred comp earnings ($)	All other comp ($)	Total ($)
John McKowen, Former CEO& Chairman	2016 (7,2)	192,164	-	-	-	-	-	12,361	204,525
	2015 (3)	258,050	-	-	-	-	-	38,284	296,334
	2014 (3)	281,400	-	245,000	-	-	-	38,284	557,684
Wayne Harding, CFO & Secretary	2016(8,4)	131,379	-	33,093	-	-	-	6,050	170,522
	2015 (5)	154,231	-	-	-	-	-	6,800	161,031
	2014 (6)	136,200	-	81,667	-	-	-	4,800	222,667
(1)

Stock award compensation is based on stock options or RSUs granted, vested and issued during the year.   For payroll tax purposes, and as reported here, valuation of the RSU grants that are vested is recorded through payroll at a 25% fair value discount due to large blocks and limitations on selling.  This is based on outside executive compensation consultant’s opinion.  For financial statement purposes, the full fair value of the grant is recorded, less expected forfeitures.

(2)	Other Compensation is the payment of the health insurance benefit by the Company ($2,361) and office allowance ($10,000).
(3)	Other Compensation is the payment of the health insurance benefit by the Company ($13,284) and office allowance ($25,000).
(4)	Other Compensation is the payment of the health insurance benefit by the Company ($6,050).
(5)	Other Compensation is office reimbursement ($10,000) and health insurance benefit ($6,800).
(6)	Other Compensation is office reimbursement ($10,00) and health insurance benefit ($4,800).
(7)	Mr. McKowen resigned in May 2016.
(8)	Mr. Harding was named CEO in June 2016 and became Chairman in September 2016

Grants and Issuance of Plan-Based Awards for 2016 and 2015

For the year ended December 31, 2016, the Company issued600,000 options for common shares to Wayne Harding, 200,000 with immediate vesting, 400,000 with vesting in future years.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth certain information as to unexercised restricted stock units held on December 31, 2016 by the named executive officers.

	Stock Awards
Name	Number of Options that have vested (#)	Market value of Options that have vested ($) (1)	Options that have not vested (#)	Market value of stock options that have not vested ($) (1)

Wayne Harding	200,000	$ 80,000	400,000	$ 160,000
(1) The closing price of our common stock on OTCQB on December 31, 2016 was $0.59

Option Exercises and Stock Vested in 2016

Our executive officer has no RSU holdings.  In 2016 he was granted 600,000 stock options, 200,000 of which vested immediately with the remainder vesting in future years.

Employment and Change in Control Agreements

We entered into an employment agreement with Wayne Harding effective as of January 1, 2011.  This employment agreement renews automatically for successive one-year terms until either party delivers notice of termination within 30 days of the expiration of the then-current term.

Under each agreement, annual base salary and other compensation is to be reviewed, and may be adjusted upward, no less frequently than quarterly. Mr. Harding’s annual base salary has been $120,000 per year until November 2016, when his salary was increased to $150,000 per year.

The employment agreement provides that executive officer party thereto will be entitled, in the event his employment is terminated during the term by us without cause (as defined) or by him for good reason (as defined), to (a) receive an amount in cash equal to six months’ base salary at the highest base salary in effect during the twelve months prior to termination plus the amount of the annual bonus, if any, paid to him for the preceding fiscal year, prorated to the termination date and (b) immediate vesting of all non-vested stock options.  The agreement provides for immediate vesting of all non-vested stock options in the event of a change in control, which generally is defined to be a sale or other disposition to a person, entity or group of 50% or more of our consolidated assets.The following table sets forth estimated compensation that would have been payable to our executive officers upon termination of employment, assuming termination took place on December 31, 2016, whether in connection with a change in control or otherwise. Mr. Harding held unvested options as of December 31, 2016, and therefore would have been entitled to additional compensation had a change in control occurred as of December 31, 2016.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL TABLE

Name	Acceleration of Compensation Upon Termination
Wayne Harding	$75,000

Director Compensation

The following table sets forth information concerning compensation paid to our outside directors for services during 2016:

Name	Fees earned or paid in cash	Stock award	Total
John Stroh (former director)	-	$ 8,303	$ 8,303
Dennis Channer (former director)	-	$ 11,071	$ 11,071
Gregg Campbell (former director)	-	$ 7,300	$ 7,300
Rockey Wells (former director)	-	$ 4,907	$ 4,907
Samuel Morris	$ 5,000	$ 6,227	$ 11,227
Michael Harnish	$ 5,000	$ 1,954	$ 6,954
James Cochran	$ 5,000	-	$ 5,000
T. Keith Wiggins	$ 5,000	-	$ 5,000
Christopher Bragg	$ 5,000	-	$ 5,000

Since September 30, 2016, each outside director receives $1,000 for each meeting attended in person.  Directors are also paid $4,000 per calendar quarter.  For each year of service, an outside director receives 100,000 options for shares of Common Stock. Director stock option shares vest equally over eight quarters.  The chair of the audit committee receives an additional 10,000 stock options per year.   The chair of the compensation committee receives

an additional 5,000 shares of Common Stock per year.  Committee chair options vest half immediately, half in six months.

In 2016, we expensed RSU stock compensation for the following shares of Common Stock:  Dennis Channer, 20,000 shares; Gregg Campbell, 10,000 shares; John Stroh, 15,000 shares; Rockey Wells, 8,333 shares; Samuel Morris 7,500 shares; Michael Harnish 7,500 shares.

In 2016, we expensed stock option compensation for the following shares of Common Stock: Samuel Morris 150,000 shares; Michael Harnish 150,000 shares; James Cochran 100,000 shares; T. Keith Wiggins 100,000 shares; Christopher Bragg 100,000 shares.  These shares vest over two years and are expensed over that period.

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

Board Leadership Structure

The chair of the board of directors is responsible for approving the agenda for each board meeting and for determining, in consultation with the other directors, the frequency and length of board meetings.  The board of directors does not have a policy on whether or not the roles of chief executive officer and board chair should be separate and, if they are to be separate, whether the board chair should be selected from the non-employee directors or be an employee.  The board believes that it is preferable to evaluate the appropriateness of separating these roles from time to time in light of the best interests of our company and our stockholders.  Wayne Harding, our chief executive officer, currently serves as the board chair.

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

Compensation Committee Interlocks and Insider Participation

The members of the compensation committee are Samuel Morris, James Cochran and Michael Harnish.  Neither Mr. Morris, Mr. Cochran nor Mr. Harnish has ever been an officer or employee of our company or any subsidiary of ours or had any relationship with us during 2016 requiring disclosure under Item 404 of Regulation S-K of the SEC.

Our executive officer has not served as a director or member of the compensation committee (or other committee serving an equivalent function) of any other entity, one of whose executive officers served as a member of our board of directors or our compensation committee.

Director Attendance at Board and Shareholder Meetings

The board of directors met formally multiple times during 2016, either in person or by teleconference. The board conducted numerous special board meetings during 2016.   Each director attended at least 90% of the meetings of the board held in 2016 during the period in which such person was a director.

We do not have a policy regarding director attendance at our annual meetings of shareholders.  Messrs. Morris, Harnish, Cochran, Wiggins and Bragg all attended our annual meeting of shareholders held on September 30, 2016.

Board Committees

The board of directors has established an audit committee, a compensation, and a governance and nominating committee.

Audit Committee

Members of the audit committee are Michael Harnish, Chris Bragg, and Samuel Morris.  Mr. Harnish chairs the audit committee.

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

The audit committee met four times during 2016, either in person or by teleconference.  During 2016, each member of the audit committee attended at least 100% of the meetings of the committee held during the period in which such director was a member of the audit committee.

Compensation Committee

Members of the compensation nominating committee are Michael Harnish, James Cochran and Samuel Morris.  A compensation committee chair has not been named.

The compensationhas the final determination in compensation for our executives.  The compensation committee is responsible for considering and approving the payment of bonuses to executives.  There is no set schedule for the payment of bonuses.  Bonuses are considered upon achievement of specified benchmarks, which in the past have included capital and debt raises, operational performance, acquisitions of significant assets, and entry into agreements accretive to our business.  The benchmarks and the amount and type of bonuses are determined by the committee.

The compensation committee also is responsible for approving employment agreements with executives.

The Compensation Committee met once during 2016.

Nominating and Governance Committee

Members of the governance and nominating committee are Samuel Morrisand Keith Wiggins.  Mr. Morris chairs the committee.

The governance and nominating committee is responsible for identifying individuals whom the Committee believes are qualified to become Board members in accordance with the nominating criteria set forth below (the "Nominating Criteria"), and recommend that the Board select such individuals as nominees to stand for election at each Annual Meeting of Shareholders.  In addition, the committee will annually evaluate the qualifications and performance of incumbent directors and determine whether to recommend them for re-election to the Board.  In the case of a Board vacancy (including a vacancy created by an increase in the size of the Board), the committee is responsible for recommending to the Board in accordance with the nominating criteria an individual to fill such vacancy either through election by the Board or through election by shareholders.  The Governance and Nominating Committee met once during 2016.

Summary of Committee Service

The following is a table showing board members involvement in each committee:

Name	Audit	Compensation	Nominating/Governance
Wayne Harding	-	-	-
Samuel Morris	M	M	C
Michael Harnish	C	M	-
James Cochran	-	M	-
T. Keith Wiggins	-	-	M
Christopher Bragg	M	-	-

M = Member   C = Chair

Audit Committee Report

The audit committee has reviewed and discussed the audited consolidated financial statements of the Parent Company and its subsidiaries for fiscal 2016, and has discussed these financial statements with the Parent Company’s management and independent registered public accounting firm for fiscal 2016, Eide Bailly LLP.

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

Based on its discussions with management and the independent registered public accounting firm, and its review of the representations and information provided by management and Eide Bailly LLP, the audit committee recommended to the board of directors that the audited consolidated financial statements be included in the Parent Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

AUDIT COMMITTEE:
Michael Harnish
Christopher Bragg
Samuel Morris

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

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of Common Stock as of March 21, 2017, by:

•

each person, or group of affiliated persons, who is known by us to own beneficially more than five percent of the outstanding shares of Common Stock;

•

each of our directors and executive officers; and

•

all of our current directors and executive officers as a group.

The following table lists the percentage of shares beneficially owned based on 31,455,709 shares of Common Stock outstanding as of March 21, 2017, which include shares of Common Stock issuable upon the exercise of options, or upon the vesting of RSUs, by May 21, 2017 (60 days after March 21, 2017).  Except as otherwise indicated, all of the shares reflected in the table are Common Stock and all persons listed below have sole voting and investment power with respect to the shares beneficially owned by them, subject to applicable community property laws.

	Shares Beneficially Owned
Name of Beneficial Owner	Number	Percentage
Wayne Harding (1)	708,089	2.3%
Samuel Morris	264,649	0.8%
Michael Harnish	7,500	0.0%
James Cochran	265,715	0.8%
T. Keith Wiggins	288,616	0.9%
Christopher Bragg	-	0.0%
All directors and executive officers as a group (6 persons)	1,534,569	4.9%

(1) Includes 6,666 shares owned by an individual retirement account for the benefit of Mr. Harding's spouse.

For purposes of the table above, the address of each of our directors and executive officers is in care of Two Rivers Water & Farming Company, 2000 South Colorado Boulevard, Tower 1, Suite 3100, Denver, Colorado 80222.  After April 1, 2017, this address changes to 3025 S Parker Rd, Suite 140, Aurora CO  80014.

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

Since January 1, 2016 there have been the following related-party transactions, except for the compensation arrangements described under “Executive Compensation” and “Director Compensation”:

•

Wayne Harding CEO

o

Short-term loan to the Company of $5,000.

o

Short-term loan to the Company of $27,000.

•

Board Members

o

Samuel Morris $5,000 short-term loan to the Company.

o

Michael Harnish invested $35,000 in the GrowCo $6M Exchange Note prior to becoming a board member.

•

Thomas Prasil greater than five percent shareholder had the following transactions with the Company:

o

Invested $400,000 in the GrowCo $6M Exchange Note.

The following related party transactions have taken place with John McKowen our CEO until June of 2016:

•

In August 2016 TR Capital Partners, LLC’s subsidiary GCP1 signed a lease agreement for greenhouse 1 with Johnny Cannaseed, a company formed and operated by John McKowen.

•

In August 2016, the Company’s subsidiary GCP2 signed a lease agreement for greenhouse 2 with Johnny Cannaseed.

•

In July 2016 the Company’s subsidiary GrowCo signed a series of agreements with McGrow, LLC, a Colorado limited liability company that is headed  and partially owned by John McKowen.  The agreements included a Master Agreement, and Advisory Services agreement, a Construction Services agreement, a Financing Services agreement, a Non-Compete and Exclusivity agreement, and a Stock Purchase Agreement.  Collectively these are known as the “McGrow Agreements”.  As a result of these agreements GrowCo paid McGrow for services provided primarily for the construction of greenhouses and fees associated with the raising of capital.

The following is a list of all related party transactions with John McKowen during the year ended 12/31/16:

•

Johnny Cannaseed, LLC

o

Advance of $33,599 for expenses incurred for greenhouse supplies.  Recorded as a related party receivable on balance sheet.

o

Revenue recorded of $178,609 for greenhouse lease.  Recorded as a related party receivable on balance sheet.

•

McGrow, LLC

o

Advance of $8,295 for services rendered.

o

Advance of $5,000 for services rendered.

o

Expense payment of $374,526 for services rendered.

o

Fees paid of $107,250 for financing services.

o

Advance of $12,548 for services rendered.

o

The Company entered into a subleasing agreement whereby McGrow will pay $47K per year for office space leased by the Company.

•

John McKowen (former CEO of Two Rivers)

o

Interest expense of $85,630 on investment into GCP Super Units.

o

Payment of office space of $ 29,458 while CEO of Two Rivers.

o

Equity investment of $496,000 in GCP Super Units.

o

Equity compensation in the form of GrowCo common shares valued at $10,000 for services provided.

o

Fees of $71,864 for GrowCo capital raised.

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

The following table represents aggregate fees billed to us by Eide Bailly LLP during 2016 and 2015.

	Year Ended December 31,
	2016	2015
Audit Fees	$ 103,348	$ 77,698

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following is a complete list of exhibits filed as part of this Form 10-K. Exhibit number corresponds to the numbers in the Exhibit table of Item 601 of Regulation S-K.

Exhibit Number	Description of Exhibit	Filed Herewith	Incorporated by Reference
			Form	Filing Date with SEC	Exhibit Number
3.1	Restated Articles of Incorporation of Two Rivers Water & Farming Company		10-K	March 25, 2013	3.1
3.2	By-laws of Two Rivers Water & Farming Company		10-K	March 25, 2016	3.1
10.1	Agreement and Plan of Merger dated as of September 14, 2010 among Two Rivers Water & Farming Company, TRWC, Inc. and Two Rivers Basin, LLC		8-K	September 22, 2010	2.1
10.2	Form of Promissory Note of Two Rivers Water & Farming Company		8-K	April 3, 2012	10.1
	Relating to Purchase Agreement regarding Orlando Reservoir No. 2:
10.3a	Purchase Agreement dated as of September 22, 2010 between The Orlando Reservoir No. 2 Company, LLC and TRWC, Inc.		10-K/A	August 29, 2012	10.2
10.3b	First Amendment dated as of October 14, 2010 between The Orlando Reservoir No. 2 Company, LLC and TRWC, Inc.		10-K/A	August 29, 2012	10.3
10.3c	Second Amendment dated as of November 17, 2010 between The Orlando Reservoir No. 2 Company, LLC and TRWC, Inc.		10-K/A	August 29, 2012	10.4
10.3d	Third Amendment dated as of November 19, 2010 between The Orlando Reservoir No. 2 Company, LLC and TRWC, Inc.		10-K/A	August 29, 2012	10.5
10.3e	Fourth Amendment dated as of January 28, 2011 between The Orlando Reservoir No. 2 Company, LLC and TRWC, Inc.		10-K/A	August 29, 2012	10.6
	Relating to acquisition of Orlando Membership Interest:
10.4a	Second Amendment dated as of September 7, 2011 among Orlando Reservoir No. 2 Company, LLC, Family Ranch Holdings, LLC, Two Rivers Water & Farming Company, TRWC, Inc., TRW Orlando Water Assets, LLC and Two Rivers Farms F-2, LLC		8-K	September 12, 2011	99.1
10.4b	Promissory Note dated as of September 7, 2011 of Orlando Reservoir No. 2 Company, LLC and TRW Orlando Water Assets, LLC issued to Family Ranch Holdings, LLC		8-K	September 12, 2011	99.2
10.5	Purchase and Supply Agreement dated as of September 21, 2011 between Aurora Organic Farms, Inc. and Two Rivers Water & Farming Company		8-K	September 22, 2011	99.1
	Relating to acquisition of assets of Dionisio Produce & Farms:
10.6a	Master Agreement dated as of April 12, 2012 among R&S Dionisio Real Estate and Equipment, LLC, Dionisio Produce & Farms, LLC, Russell L. Dionisio, Two Rivers Farms, LLC and TRWC, Inc.		8-K	June 16, 2012	99.2
10.6b	First Amendment dated as of April 12, 2012 to Master Agreement among R&S Dionisio Real Estate and Equipment, LLC, Dionisio Produce & Farms, LLC, Two Rivers Farms, LLC and TRWC, Inc.		8-K	June 16, 2012	99.3
10.6c	Second Amendment dated as of April 12, 2012 to Master Agreement among R&S Dionisio Real Estate and Equipment, LLC, Dionisio Produce & Farms, LLC, TR Bessemer, LLC and TRWC, Inc.		8-K	June 16, 2012	99.4
10.6d	Third Amendment dated as of April 12, 2012 to Master Agreement among R&S Dionisio Real Estate and Equipment, LLC, Dionisio Produce & Farms, LLC, TR Bessemer, LLC and TRWC, Inc.		8-K	June 16, 2012	99.5
10.6e	Second Closing dated as of November 2, 2012 to Master Agreement among R&S Dionisio Real Estate and Equipment, LLC, Dionisio Produce & Farms, LLC, Russell L. Dionisio, TR Bessemer, LLC and TRWC, Inc.		8-K	June 16, 2012	99.6
10.6f	Assignment of Trademark dated as of November 2, 2012 among R&S Dionisio Real Estate and Equipment, LLC, Dionisio Produce & Farms, LLC and TR Bessemer, LLC		8-K	June 16, 2012	99.7
10.6g	Bill of Sale dated as of November 2, 2012 among R&S Dionisio Real Estate and Equipment, LLC, Dionisio Produce & Farms, LLC, TR Bessemer, LLC and TRWC, Inc.		8-K	June 16, 2012	99.8
10.6h	Promissory Note dated as of November 2, 2012 of RR Bessemer, LLC issued to R&S Dionisio Real Estate and Equipment		8-K	June 16, 2012	99.9
10.6i	Assignment of Produce Contracts among R&S Dionisio Real Estate and Equipment, LLC, Dionisio Produce & Farms, LLC, TR Bessemer, LLC and TRWC, Inc.		8-K	June 16, 2012	99.10
10.6j	Lease Agreement dated as of November 2, 2012 among R&S Dionisio Real Estate and Equipment, LLC, Dionisio Produce & Farms, LLC, TR Bessemer, LLC and TRWC, Inc.		8-K	June 16, 2012	99.12
10.7	Series A Convertible Preferred Stock Purchase Agreement dated as of November 25, 2012 among Dionisio Farms & Produce, Inc., TRWC, Inc. and Investors		10-K	March 25, 2013	4.5
10.8	Conversion Agreement effective as of December 31, 2012 among Two Rivers Farms F-1, LLC, Two Rivers Water & Farming Company and Investors		10-K	March 25, 2013	4.6
10.9	Conversion Agreement effective as of December 31, 2012 among Two Rivers Farms F-2, LLC, Two Rivers Water & Farming Company and Investors		10-K	March 25, 2013	4.7
10.10	Conversion Agreement effective as of December 31, 2012 among Two Rivers Water & Farming Company and Investors		10-K	March 25, 2013	4.8
10.11	Commercial Lease Agreement dated as of August 29, 2014 between GrowCo, Inc. and Cool House Farms, LLC		8-K	September 4, 2014	10.1
10.12	Commercial Lease Agreement dated as of August 29, 2014 between GrowCo, Inc. and Mojo MJ, LLC		8-K	September 4, 2014	10.1
10.13	Real Estate Purchase Agreement dated as of September 16, 2014 between Two Rivers Water & Farming Company and Farmland Partners Inc.		8-K	September 18, 2014	10.1
	Relating to Financing of TR Capital Partners, LLC:
10.14a	Limited Liability Company Agreement dated as of January 31, 2014 among TR Capital Partners, LLC and the Members named therein		8-K	May 14, 2014	10.1
10.14b	Membership Interest Purchase Agreement dated as of January 31, 2014 among TR Capital Partners, LLC and the Investors named therein		8-K	May 14, 2014	10.2
10.14c	Exchange Agreement dated as of January 31, 2014 among TR Capital Partners, LLC, Two Rivers Water & Farming Company and the Holders named therein		8-K	May 14, 2014	10.2
	Relating to 2005 Stock Option Plan:
†10.16	2005 Stock Option Plan		10-K	March 25, 2016	10.16
	Relating to 2011 Long-Term Stock Plan:
†10.17a	2011 Long-Term Stock Plan		10-K	March 25, 2016	10.17
†10.17b	Form of Restricted Stock Unit Award Agreement for Employees		10-K	March 25, 2016	10.17
†10.17c	Form of Restricted Stock Unit Award Agreement for Non-Employees		10-K	March 25, 2016	10.17
†10.19	Employment Agreement dated as of January 1, 2011 between John R. McKowen and Two Rivers Water & Farming Company		10-K	March 30, 2011	10.1
†10.20	Employment Agreement dated as of January 1, 2011 between Wayne Harding and Two Rivers Water & Farming Company		10-K	March 30, 2011	10.3
†10.21	Real estate lease between GrowCo Partners 1, LLC and Suncanna, LLC		10-K	March 30, 2016	10.3
21.1	List of Subsidiaries of Two Rivers Water & Farming Company	X
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
*32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

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

Dated: March 27, 2017	TWO RIVERS WATER & FARMING COMPANY

/s/ Wayne Harding
Chief Executive Officer (Principal Executive Officer)& Chief Financial Officer (Principle Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: March 27, 2017
/s/ Wayne Harding
Wayne Harding
President, Chief Executive Officer and Chairman of the Board

/s/ Samuel Morris
Samuel Morris
Director

/s/ Michael Harnish
Michael Harnish
Director

/s/ T. Keith Wiggins
T. Keith Wiggins
Director

/s/ Christopher Bragg
Christopher Bragg
Director

FINANCIAL STATEMENTS

Two Rivers Water & Farming Company

2016 Financials

TWO RIVERS WATER & FARMING COMPANY AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Two Rivers Water & Farming Company

Denver, Colorado

We have audited the accompanying consolidated balance sheets of Two Rivers Water & Farming Company (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the years then ended. Two Rivers Water & Farming Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Two Rivers Water & Farming Company as of December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 3 to the consolidated financial statements, the Company has made plans to discontinue its farming operations as of December 31, 2016. Our opinion is not modified with respect to this matter.

/s/ Eide Bailly LLP

Denver, Colorado

March 29, 2017

Two Rivers Water & Farming Company

2016 Financials

TWO RIVERS WATER & FARMING COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except for number of shares)

	December 31,
	2016	2015
ASSETS:
Current Assets:
Cash and cash equivalents	$ 150	$ 490
Accounts receivable related party, net	240	910
Farm product	-	-
Deposits and other current assets	5	-
Assets of discontinued operations held for sale	2,785	5,158
Total Current Assets	3,180	6,558
Long Term Assets:
Property, equipment and software, net	599	283
Land	2,851	2,852
Water assets	32,135	31,550
Greenhouse and infrastructure	5,402	1,827
Construction in progress	3,520	4,684
Intangible assets, net	-	-
Other long term assets	80	135
Total Long Term Assets	44,587	41,331
TOTAL ASSETS	$ 47,767	$ 47,889

LIABILITIES & STOCKHOLDERS' EQUITY:
Current Liabilities:
Accounts payable	$ 1,495	$ 327
Accrued liabilities	695	357
Current portion of notes payable	10,780	10,785
Preferred dividend payable	3,105	1,341
Liabilities of discontinued operations held for sale	3,639	2,947
Total Current Liabilities	19,714	15,757
Notes Payable, net of current portion and unamortized debt issuance costs	4,758	1,008
Total Liabilities	24,472	16,765
Commitments & Contingencies (Note 10)
Stockholders' Equity:
Common stock, $0.001 par value, 100,000,000 shares authorized, 30,452,075 and 26,980,811 shares issued and outstanding at Dec 31, 2016 and 2015, respectively	31	27
Additional paid-in capital	75,142	73,702
Accumulated (deficit)	(84,244)	(73,517)
Total Two Rivers Water Company Shareholders' Equity	(9,071)	212
Noncontrolling interest in subsidiary	32,366	30,912
Total Stockholders' Equity	23,295	31,124
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$ 47,767	$ 47,889

The accompanying notes to consolidated financial statements are an integral part of these statements.

Two Rivers Water & Farming Company

2016 Financials

TWO RIVERS WATER & FARMING COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except for Loss per Share)

	For the year ended December 31,
	2016	2015
Revenue
Leasing–Greenhouse (related party)	204	947
Other	68	78
Total Revenue	272	1,025
Direct cost of revenue
Cost of lease revenue	-	203
Total direct cost of revenue	-	203
Gross profit (loss)	272	822
Operating expenses:
General and administrative	3,711	2,051
Depreciation & amortization	166	173
Total operating expenses	3,877	2,224
(Loss) from operations	(3,605)	(1,402)
Other income (expense)
Interest expense	(1,780)	(1,325)
Warrant and options expense	(327)	(86)
Other income (expense)	17	98
Total other income (expense)	(2,090)	(1,313)
Net (Loss) from continuing operations before taxes	(5,695)	(2,715)
Income tax (provision) benefit	-	-
Net (Loss) from discontinued operations	(2,624)	(1,025)
Net (Loss)	(8,319)	(3,740)
Net loss (income) attributable to the noncontrolling interest	200	(6)
Net (Loss)	(8,119)	(3,746)
Preferred shareholder distributions	(2,608)	(2,411)
Net (Loss) attributable to Two Rivers Water & Farming Company Common Shareholders	$ (10,727)	$ (6,157)

(Loss) Per Share - Basic and Dilutive:	$ (0.38)	$ (0.22)
Weighted Average Shares Outstanding:
Basic and Dilutive	28,147	26,782

The accompanying notes to consolidated financial statements are an integral part of these statements.

Two Rivers Water & Farming Company

2016 Financials

TWO RIVERS WATER & FARMING COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

For the year ended ended December 31,
2016	2015
Cash Flows from Operating Activities:
Net (Loss)	$ (10,927)	$ (6,151)
Adjustments to reconcile net income or (loss) to net cash (used in) operating activities:
Depreciation and amortization	839	559
Accretion of debt discount	199	245
Loss from debt extinguishment	62	-
Write off of Suncanna receivable and advance	910	-
Stock Option and Warrant expense	477	204
In-kind distributions	495	1,458
Loss (gain) on write down of intangible assets related to farming ops.	887	-
Loss (gain) on write down of intangible assets related to property and equipment	343	-
(Gain) loss on sale of investments and assets held	-	(101)
Net change in operating assets and liabilities:
Decrease (increase) in accounts receivable	73	(207)
(Increase) in accounts receivable, related party	(240)	(700)
(Increase) decrease in farm product	81	(59)
(Increase) decrease in deposits, prepaid expenses and other assets	29	(50)
Increase in accounts payable	1,905	202
Increase in distribution payable to preferred shareholders	1,764	-
Increase in accrued liabilities and other	374	1,439
Net Cash (Used in) Operating Activities	(2,729)	(3,161)

Cash Flows from Investing Activities:
Purchase of property and equipment	(192)	(96)
Purchase of land, water shares, infrastructure	(691)	(352)
Construction in progress	(2,597)	(5,430)
Net Cash (Used in) Investing Activities	(3,480)	(5,878)

Cash Flows from Financing Activities:
Issuance of GCP Super Units	1,095	-
Proceeds from sale of convertible preferred shares	-	4,580
Proceeds from warrant exercises	456	-
Proceeds from long-term debt	5,237	3,869
Payment on notes payable	(950)	(823)
Net Cash Provided by Financing Activities	5,838	7,626
Net (Decrease) in Cash & Cash Equivalents	(371)	(1,413)
Beginning Cash & Cash Equivalents	521	1,934
Ending Cash & Cash Equivalents	$ 150	$ 521

Continued on next page

Two Rivers Water & Farming Company

2016 Financials

Continued from previous page

For the year ended December 31,
	2016	2015
Supplemental Disclosure of Cash Flow Information
Cash paid for interest, net of $288 and $438 respectively capitalized into CIP	$ 1,460	$ 1,177
Equipment purchases financed	$ 67	$ 64
Conversion of debt, preferred shares into Two Rivers common stock	$ 261	$ 281
Conversion of bridge loans to GrowCo Partners 1, LLC	$ -	$ 1,840
Conversion of preferred distribution into GrowCo Partners 1, LLC	$ -	$ 498
Land exchanged for debt	$ 381	$ -

The accompanying notes to consolidated financial statements are an integral part of these statements

Two Rivers Water & Farming Company

2016 Financials

TWO RIVERS WATER & FARMING COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Years Ended December 31, 2016 and 2015

(In thousands)

	Voting Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated (Deficit)	Non-Controlling Interest	Stockholders’ Equity
Balances, December 31, 2014	26,524	$ 27	$ 73,217	$ (67,360)	$ 22,811	$ 28,695
Net Income (loss)	-	-	-	(6,157)	-	(6,157)
Minority share of income	-	-	-	-	6	6
Warrant and option expense	-	-	86	-	-	86
Shares issued for services	133	-	118	-	-	118
Shares issued for TR Capital conversions	179	-	152	-	(152)	-
Shares issued for F-2 conversions	59	-	129	-	(129)	-
RSU share issuance	86	-	-	-	-	-
Offering costs	-	-	-	-	(501)	(501)
GrowCo Partners 1, LLC preferred membership offering	-	-	-	-	3,067	3,067
Distribution of GrowCo Partners 1, LLC units	-	-	-	-	998	998
GCP Super Units, LLC preferred membership offering	-	-	-	-	3,854	3,854
TRCap Distribution in-kind to TR Capital holders	-	-	-	-	958	958
Balances, December 31, 2015	26,981	$ 27	$ 73,702	$ (73,517)	$ 30,912	$ 31,124

Continued on the next page

Two Rivers Water & Farming Company

2016 Financials

Continued from previous page

	Voting Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated (Deficit)	Non- Controlling Interest	Stockholders' Equity
Balances, December 31, 2015	26,981	$ 27	$ 73,702	$ (73,517)	$ 30,912	$ 31,124
Net Income (loss)	-	-	-	(10,727)	-	(10,727)
Non-controlling interest	-	-	-	-	(200)	(200)
TR Cap 20151231 Distribution – in-kind to TR Capital holders	-	-	-	-	495	495
Shares issued for TR Capital conversions	36	-	36	-	(36)	-
Warrant repricing		-	327	-	-	327
GrowCo unvesting release	-	-	-	-	100	100
Warrants exercised	649	1	455	-	-	456
Debt exchanged for shares of common stock	728	1	286	-	-	287
TURV warrants issued with GrowCo debt	-	-	288	-	-	288
GCP Super Units, LLC preferred membership offering	-	-	-	-	1,095	1,095
Stock based compensation	2,058	2	48	-	-	50
Balances, December 31, 2016	30,452	$ 31	$ 75,142	$ (84,244)	$ 32,366	$ 23,295

The accompanying notes to consolidated financial statements are an integral part of these statements.

Two Rivers Water & Farming Company

2016 Financials

TWO RIVERS WATER & FARMING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2016 and 2015

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

On January 29, 2014, the board of directors approved a plan to reorganize our subsidiaries in a more integrated manner based on functional operations.  We formed a new company, TR Capital Partners, LLC or TR Capital, which issued all of its common units to Two Rivers Water & Farming Capital.  TR Capital then initiated the transactions described below under “Placement of Preferred Units”.  Following the completion of those transactions in September 2014, TR Capital and our other direct and indirect subsidiaries (excluding HCIC Holdings, LLC and Huerfano-Cucharas Irrigation Company) entered into a series of related transactions as the result of which assets and operations of such other subsidiaries transferred to TR Capital.  As a result of those transactions, TR Capital operates all of the operations formerly conducted by those subsidiaries.  The following chart shows a high-level view of our corporate organization as of March 21, 2017.  For a more detailed accounting of ownership structure please refer to exhibit 21.1 filed herewith.

Two Rivers Water & Farming Company

2016 Financials

Overview

In 2009, we began acquiring and developing irrigated farmland and associated water rights and infrastructure.  As of December 31, 2016, we own 7,376 gross acres.  Gross acres owned decreased from 8,546 gross acres at December 31, 2015 due to the sale of 1,170 acres.  We will seek to expand our holdings by strategically acquiring or leasing irrigable farmland in the Arkansas River Basin.  We intend to develop and bring into production more of our currently held gross acres as we acquire additional water rights.

We are focused on water assets we have acquired and will acquire in the future.  Since 2009, we have acquired strategic water assets and land in the Huerfano and Cucharas river basins in southeastern Colorado, thus the name Two Rivers.  Our water asset area spans over 1,900 square miles and drops in elevation from over 14,000 feet down to the confluence of the Arkansas River, just east of Pueblo Colorado at 4,500 feet.  We operate in a natural, gravity fed water alluvial.   This basin is the last undeveloped basin along the front range of Colorado.  As our first water-focused project, we plan to fully develop this basin to properly manage the water contained therein and serve the community while providing returns to our investors.

Since October 2016 we have refocused on monetizing our assets.  Monetization occurs in two different ways: sell or additionally invest.  We have determined to sell assets that we have determined will not yield significant future returns to our shareholders and invest strategically in the assets that will.  Specifically, we are selling our irrigated farmland currently used for the production of produce, the associated Dionisio produce business along with land that no longer serves our strategic vision of water management.  We will take net proceeds, if any, from these sales and continue to invest in our water and water infrastructure.

In May 2014, we formed GrowCo, Inc., a wholly owned subsidiary of Two Rivers through the issuance of 20,000,000 shares of common stock.  On August 1, 2014, we announced that we were placing 10,000,000 GrowCo shares in a trust to be distributed to Two Rivers’ common shareholders based on four record dates (January 1, 2015; April 1, 2015; July 1, 2015, and October 1, 2015) after an effective registration statement is filed, which has not yet occurred.  Each record date will distribute 2,500,000 GrowCo common shares on a prorata basis of shares owned of Two Rivers’ common shares.

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

In March 2016, GrowCo completed a $5.5 million private placement of equity interests of GCP Super Units, LLC, which will invest directly in various assets of GCP1 and GCP2, with proceeds to be used to complete the construction of the first greenhouse, partially fund the second greenhouse and provide working capital.  The outside investment in GCP Super Units, LLC is reflected on our balance sheet as a non-controlling equity interest.

GCP1’s greenhouse was partially occupied in September with lease revenue beginning September 1, 2015.  On April 14, 2016, we received notice from the Marijuana Enforcement Division of the Colorado Department of Revenue that the then current tenant, Suncanna, LLC (“Suncanna”), had received a suspension order.  This suspension, in addition to non-payment of back due lease payments owed, caused Suncanna to be in violation of its lease with GCP1.  Therefore, GCP1 began the eviction process against Suncanna.  Due to the eviction process, during the three months ended March 31, 2016, we wrote off $743,000 in Lease Revenues – Related Party, wrote off $587,000 in advances to Suncanna, and did not recognize any Lease Revenues – Related Party.  During the nine months ended September 30, 2016, we recognized $25,000 in greenhouse lease revenue from a payment received from Suncanna in early April 2016.  The total write off of $1.330 million was partially offset by a $350,000 reduction in the amount owed to the GCP1 preferred unit holders.  On July 22, 2016 GCP1 received a Writ of Restitution from the Pueblo County Colorado District Court ordering Suncanna to vacate GCP1’s greenhouse by September 6, 2016.  On August 31, 2016, a lawsuit was filed by Aaron Van Wingerden, owner of Suncanna, in Pueblo County Colorado District Court against GrowCo, GrowCo Business Development, LLC., GCP1, GrowCo Funding, LLC., TR Capital, Two Rivers and certain current and former employees, and associates.  The Company believes that the suit has no merit and will have no material impact on the Company’s financial condition.

Two Rivers Water & Farming Company

2016 Financials

Our second greenhouse project will also consist of a 90,000 square foot greenhouse and 15,000 square foot processing and warehouse facility on an additional 40 acres of land.  Upon completion, this project will be operated, as a landlord, by GrowCo Partners 2, LLC, or GCP 2.   GCP 2’s greenhouse will share some facilities (e.g., boiler, water, generator) whereby costs might be shared with GCP 1.  GCP 2’s greenhouse structure was ordered in 2016.  Construction on this greenhouse began in early January 2016 with an expected completion in mid 2017.  Our third facility will be an oil Extraction Facility which is expected to be approximately 26,000 square feet.

In the first quarter of 2016, GrowCo obtained $300,000 in subscriptions and associated payments in a promissory note offering of up to $1.5 million. In September 2016 GrowCo changed the offering to two series of promissory notes with aggregate principal amounts of up to either $6 million or $7 million, in each case together with warrants to purchase, at a price of $0.25 per share, .25 GrowCo common shares for each dollar invested in the related promissory notes.  The initial four investors in the $6 million version of the notes received warrants to purchase one TURV share for each $1.00 invested at a price of $0.50 per share.  Of the $300,000 principal amount of notes issued earlier, $200,000 were exchanged for the new note and warrant packages and $100,000 remain outstanding.  As of March7, 2017, GrowCo had raised $5.0 million, including the $200,000 of notes issued in exchange for the earlier offered notes, at which time the offering was closed.  A new $2M offering was subsequently initiated in March 2017 with substantially the same terms for the purposes of finishing the second greenhouse.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Two Rivers, Huerfano-Cucharas Irrigation Company and TR Capital and its subsidiaries, Two Rivers Farms, Two Rivers Water and GrowCo.  All significant inter-company balances and transactions have been eliminated in consolidation.

Non-controlling Interest

Below is the detail of non-controlling interest shown on the balance sheet.

Entity	Year ended December 31,
	2016	2015
TR Capital	$20,552,000	$20,588,000
HCIC	1,381,000	1,375,000
F-1	29,000	29,000
F-2	162,000	162,000
DFP	452,000	452,000
GrowCo	(106,000)	-
GrowCo Partners 1, LLC	3,521,000	3,521,000
GCP Super Units, LLC	4,923,000	3,828,000
TR Cap 20150630 Distribution, LLC	497,000	497,000
TR Cap 20150930 Distribution, LLC	460,000	460,000
TR Cap 20151231 Distribution, LLC	495,000	-
Totals	$32,366,000	$30,912,000

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

The 30,159,000 TR Capital Preferred Membership units issued during the year ended December 31, 2014 are convertible into 1 common stock share of the Company and one-half warrant to purchase a share of stock of the

Two Rivers Water & Farming Company

2016 Financials

Company.  In accordance with ASC Topic 470-20, Debt (and other convertible instruments with beneficial convertible features (“BCF”), the Company determined that a BCF amounting to approximately $12,337,000 and a relative fair value attached to the warrants of approximately $3,641,000 were recorded for the year ended December 31, 2014.  On the accompanying balance sheet as of December 31, 2015, these amounts were recorded as retained earnings and as additional paid in capital, respectively, and are representative of preferred share dividends available to non-controlling interest holders in the entity.

Two Rivers also formed three LLC special entities (TR Cap 20150630, Distribution, TR Cap 20150930 Distribution and TR Cap 20151231) to provide in-kind distributions totaling $1,452,000 to holders of TR Capital Preferred Membership units.

Below is the breakdown of the non-controlling interest share of gains (losses):

Entity	Year ended December 31,
	2016	2015
HCIC (1)	$ 6,000	$ 6,000
F-1 (2)	-	-
F-2 (2)	-	-
DFP (2)	-	-
GrowCo	(206,000)	-
GrowCo Partners 1, LLC	-	-
GCP Super Units, LLC	-	-
TR Cap 20150630 Distribution, LLC	-	-
TR Cap 20150930 Distribution, LLC	-	-
Totals	$ (200,000)	$ 6,000
Notes:
(1)		The Company owns 95% of HCIC.
(2)

The terms of the preferred shares in each subsidiary allows for a participatory additional preferred share dividend of 25% of the profits derived from the assets held by the subsidiary.  This participatory dividend, if any, will be recorded as a non-controlling share of the income.

Two Rivers Water & Farming Company

2016 Financials

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

2016 Financials

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

Accounts Receivable, Related Party

The Company carries its accounts receivable, net at management’s expectation of collection and past experience.  As of December 31, 2016, and 2015, the Company did not have an allowance for doubtful accounts receivable based on past payment performance.  See Note 11 for transactions with this related party.

Capitalization of Interest

As of December 31, 2016, $725,000 in notes payable interest has been capitalized in the construction of greenhouse 1 and 2.  As of December 31, 2015, $438,000 in preferred return has been capitalized in the construction of greenhouse 1 and 2. This mostly represents the 12% preferred return to holder of GrowCo Partners 1, LLC during the constructionphase of greenhouse 1.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation.  Depreciation is computed principally on the straight-line method over the estimated useful life of each type of asset which ranges from three to twenty-seven and a half years.  Maintenance and repairs are charged to expense as incurred; improvements and betterments are capitalized.  Upon retirement or disposition, the related costs and accumulated depreciation are removed from the accounts, and any resulting gains or losses are credited or charged to income.

Below is a summary of premises and equipment:

		December 31,
Asset Type	Life in Years	2016	2015
Office equipment, furniture, computers	5 – 7	$ 11,000	$ 11,000
Computers	3	47,000	45,000
Vehicles	5	116,000	45,000
Farm equipment	7 - 10	1,632,000	1,807,000
Irrigation system	10	995,000	995,000
Buildings	27.5	393,000	393,000
Website	3	7,000	7,000
Subtotal		3,201,000	3,303,000
Less: Accumulated depreciation		(1,842,000)	(1,354,000)
Net book value		$ 1,359,000	$ 1,949,000

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

Two Rivers Water & Farming Company

2016 Financials

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

Impairment of DFP Intangibles

In 2016, due to the discontinuance of DFP operations,we wrote off the full value of DFP intangibles (see Note 4).

Revenue Recognition

Lease Revenues – Related Party

The lease between GrowCo Partners 1, LLC and its lessee is classified as an operating lease under ASC 840.

Lease revenue is recognized monthly at the end of each month.  Total lease payments under the 120-monthlease agreement for 50% of GCP1, which are $21,433,000,is divided by the lease term.  Therefore, the average lease rate per month is $179,000. This spreads the total amount of the lease payment stream over the life of the lease.

Two Rivers Water & Farming Company

2016 Financials

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

Debt and Equity

The Company accounts for warrants issued with debt in accordance with Accounting Standards Codification (“ASC”) 470, Debt, and allocates proceeds received to the warrants based on relative fair values.

The Company also evaluates whether the issuance of the convertible instruments generates a beneficial conversion feature (“BCF”), which arises when a debt or equity security is issued with an embedded conversion option that is beneficial to the investor or in the money at inception because the conversion option has an effective strike price that is less than the market price of the underlying stock at the commitment date. The Company would recognize the BCF by allocating the intrinsic value of the conversion option, which is the number of ordinary shares available upon conversion multiplied by the difference between the effective conversion price per share and the fair value of each ordinary share on the commitment date, to additional paid-in capital, resulting in a discount on the convertible preferred shares or debt instruments. No BCF has been recognized in the periods presented.

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

Two Rivers Water & Farming Company

2016 Financials

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

Based on all known facts and circumstances and current tax law, the Company believes that the total amount of unrecognized tax benefits as of December 31, 2016, is not material to its results of operations, financial condition, or cash flows.  The Company also believes that the total amount of unrecognized tax benefits as of December 31, 2016, if recognized, would not have a material effect on its effective tax rate.  The Company further believes that there are no tax positions for which it is reasonably possible, based on current tax law and policy that the unrecognized tax benefits will significantly increase or decrease over the next 12 months producing, individually or in the aggregate, a material effect on the Company’s results of operations, financial condition or cash flows.

The amount of income taxes the Company pays is subject to ongoing examinations by federal and state tax authorities.  To date, there have been no reviews performed by federal or state tax authorities on any of the Company’s previously filed returns.  The Company’s 2013 and later tax returns are still subject to examination.

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

The dilutive effect of the outstanding 244,00 RSUs, 6,163,315 options, and 16,461,663 warrants at December 31, 2016, has not been included in the determination of diluted earnings per share since, under ASC 260 they would anti-dilutive.

Recently Issued Accounting Pronouncements

In April 2015, FASB issued ASU 2015-03, “Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs”.  The guidance in the ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is allowed for financial statements that have not been previously issued. Debt issuance costs related to a recognized debt liability will be presented on the balance sheet as a direct deduction from the debt liability, similar to the presentation of debt discounts.  The Company has elected to adopt this ASU early and is presented in these financial statements.

In February 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-02, “Leases”. The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement.  The new standard is effective for fiscal years beginning after December 15, 2018 which includes interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The adoption of this ASU is expected to result in all operating leases being capitalized in the Company’s financial statements.  Due to the GrowCo leases, management believes that this ASU will have an impact on its financials and is in the process of analyzing its impact.

In November 2015, the FASB issued ASU 2015-17, “Balance Sheet Classification of Deferred Taxes”, which requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position to simplify the presentation of deferred income taxes. The standard is effective prospectively for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted. The Company does not expect the adoption of this update to have a material impact on its financial statements.

Two Rivers Water & Farming Company

2016 Financials

In August 2015, the FASB issued ASU 2015-14 which updated (to defer the effective date by one year) previously issued ASU 2014-09, "Revenue from Contracts with Customers", which amended revenue recognition guidance to clarify the principles for recognizing revenue from contracts with customers.  The guidance requires an entity to recognize revenue to record the transfer of goods or services to customers in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services.  Expanded additional disclosures are required relating to the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. Additionally, qualitative and quantitative disclosures are required about customer contracts, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract.   This accounting guidance is effective for the Company beginning in the first quarter of fiscal year 2018 using one of two prescribed retrospective methods.  Early adoption is not permitted.   At this point, due to the Company having no revenue contracts with customers, except for leasing agreements, Management believes that there will be no material impact on its financial statements.

In July 2015, the FASB issued ASU 2015-11, “Simplifying the Measurement of Inventory”. Under this ASU, inventory will be measured at the “lower of cost and net realizable value” and options that currently exist for “market value” will be eliminated. The ASU defines net realizable value as the “estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation.” No other changes were made to the current guidance on inventory measurement. ASU 2015-11 is effective for interim and annual periods beginning after December 15, 2016. Early application is permitted and should be applied prospectively. Management has early adopted ASU 2015-11 and notes no material impact on the Company's financial position or results of operations.

In August 2014, the FASB issued ASU No. 2014-15, “Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern, or ASU 2014-15. ASU 2014-15 amends FASB ASC 205-40 Presentation of Financial Statements – Going Concern”, by providing guidance on determining when and how reporting entities must disclose going-concern uncertainties in their financial statements, including requiring management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date of issuance of the entity’s financial statements and providing certain disclosures if there is substantial doubt about the entity’s ability to continue as a going concern.  ASU 2014-15 will be effective after December 15, 2016, and early adoption is permitted.

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

NOTE 3 – DISCONTINUED OPERATIONS

During the fourth quarter of 2016, we decided to discontinue operations of our Dionisio Farms and Produce (DFP) subsidiary.  We decided to sell all assets associated with this business due to the sustained losses incurred.

The assets and liabilities of the discontinued operations are presented separately under the captions “Assets of discontinued operations held for sale” and Liabilities of discontinued operations held for sale,” respectively, in the accompanying Consolidated Balance Sheets at December 31, 2016 and December 31, 2015 consist of the following:

Two Rivers Water & Farming Company

2016 Financials

Assets of discontinued operations held for sale:	2016	2017
Cash	$ 6,000	$ 31,000
Accounts receivable	37,000	110,000
Farm product	-	81,000
Deposits and other current assets	57,000	51,000
Intangible assets	-	917,000
Land and equipment	2,685,000	3,968,000
Total assets	$ 2,785,000	$ 5,158,000
Liabilities of discontinued operations held for sale:
Accounts payable	$ 777,000	$ 40,000
Accrued liabilities	42,000	2,000
Notes payable	2,820,000	2,905,000
Total liabilities	$ 3,639,000	$ 2,947,000
The income from discontinued operations presented in the statements of operations consist of the following for the year ended December 31, 2016 and December 31, 2015:
Revenues	$ 3,774,000	$ 2,413,000
Cost of goods sold	4,308,000	2,857,000
General and administrative expenses	-	-
Depreciation and amortization	560,000	386,000
Interest	284,000	195,000
Other (loss on disposal of assets and intangibles)	1,246,000	-
Total	$ (2,624,000)	$ 1,025,000

On March 3, 2017, the Company’s land and water assets associated with farming operations were auctioned off.  Gross proceeds from the auction were $1,740,000 with net proceeds estimated to be $1,583,000.  Proceeds will be used to pay off secured debt first with any residual proceeds used to pay unsecured debt.  The loss on sale of land was not material.

NOTE 4 – INVESTMENTS AND LONG-LIVED ASSETS

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

2016 Financials

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

Construction in progress

During the year ended December 31, 2016, the Company transferred, as a partial completion, $3,315,000 into the first greenhouse.  The Company has expended $8,922,000 on greenhouses 1 and 2.  Management’s current plan is to complete greenhouse 2 to be 90,000 square feet with an associated 15,000 square foot warehouse.

	Year ended December 31,
	2016	2015
Beginning balance	$ 4,684,000	$ 1,081,000
Additions	2,495,000	5,430,000
Finished - Transferred	(3,659,000)	(1,827,000)
Ending Balance	$ 3,520,000	$ 4,684,000

Intangible Assets

On November 2, 2012, the Company acquired the Dionisio produce business and related equipment for $1,873,000 plus accrued interest of $30,000.

The purchase price was allocated as follows:

Produce business	$ 1,037,000
Equipment	836,000
Prepaid interest	30,000
Ending Balance	$ 1,903,000

Due to the discontinuance of the DFP farming operations, all of these assets have been written off as of December 31, 2016.

	Year ended December 31,
	2016	2015
Customer list	$ -	$ 580,000
Trade name	-	220,000
Residual goodwill	-	237,000
	-	1,037,000
Less accumulated amortization	-	(120,000)
Ending Balance	$ -	$ 917,000

Two Rivers Water & Farming Company

2016 Financials

NOTE 5 – NOTES PAYABLE

HCIC Seller Carry Back Notes

Beginning on September 17, 2009, Two Rivers began acquiring shares in HCIC and related land from a HCIC shareholder.  As part of these acquisitions, many of the sellers financed notes payable with Two Rivers and HCIC.  As of December 31, 2012, these loans totaled $7,364,000.   The notes carry interest at 6% per annum, interest payable monthly, the principal amounts were due at various dates from March 31, 2013 through September 30, 2016, and are collateralized by HCIC shares and land.

In June 2013, the Company negotiated an extension on holders representing $6,164,000 of the seller carry back notes.  Previously these amounts were due either August or September 2013.  The holders of the notes agreed to extend the due date to June 30, 2016.  In exchange for this extension, the Company increased the principal balance by 20% from $6,164,000 to $7,397,000, paid 5.43% against the principal and agreed to begin paying monthly interest and principal at a 20-year amortization rate.

For the year ending December 31, 2016 the Company is in technical default on $6,660,000 of the HCIC carry back notes due to non-payment of principle.  Consequently, the entire amount of the notes has been classified as current.  Management has been in contact with the various holders about an extension to July 1, 2019.  As of December 31, 2016, management has received written commitments to extend $5,653,000 of these notes to July 1, 2019.

Holders representing $3,181,000 of the notes held conversion rights into the Company’s common shares at $1.00 to $1.25.  These conversions were cancelled and replaced by 5-year warrants at $3.00 per share.  A total of 1,367,000 warrants were issued.   The warrants issued had a fair value of $277,000 using the Black Scholes method of fair value determination.

Colorado Water Conservation Loan (“CWCB”)

On March 5, 2012, the Company closed long-term financing with the Colorado Department of Natural Resources, Colorado Water Conservation Board in the amount of $1,185,000 (the “CWCB Loan”).  This loan partially finances the rehabilitation of the Cucharas Reservoir to bring it into safety compliance with the Colorado State Engineers office.  Further, the CWCB Loan assisted with the rehabilitation of the Orlando facilities.  There was a $12,000 service fee due upon closing.  This amount is being amortized over the expected life of the CWCB Loan, which is 20 years with interest fixed at 2.5% per annum.  During the year ended December 31, 2016, the Company paid an additional $210,000 toward the CWCB Loan principal in order to release CWCB’s lien on 157 acres being used to build GrowCo greenhouses.  As of December 31, 2016, and 2015, the amounts outstanding under the CWCB Loan totaled $798,000 and $845,000, respectively.

FirstOak Bank – Dionisio Purchase

The cost of the Dionisio land/water acquisition was $1,500,000, of which $900,000 was financed by FirstOak Bank and $600,000 was paid in cash.

The terms of the FirstOak loan is at 1% above the base rate on corporate loans posted by at least 75% of the nation’s 30 largest banks known as the Wall Street Journal Prime Rate (3.50% as of December 31, 2016 and 3.25% as of December 31, 2015), subject to a minimum of 6% per annum.   The FirstOak loan is secured by the Dionisio assets, which include 146 shares of the Bessemer Irrigation Ditch Company (“BIDC”).  There are five annual payments of $76,000 due each December 15 commencing December 15, 2012.  A balloon payment of all accrued interest and outstanding principal is due June 15, 2017.  As of December 31, 2016 and 2015, the amounts outstanding under the FirstOak loan totaled $771,000 for both years.

Two Rivers Water & Farming Company

2016 Financials

In May 2014, the Company also borrowed $176,000 to purchase additional farmland.  The loan is at 1.5% above the base rate on corporate loans posted by at least 75% of the nation’s 30 largest banks known as the Wall Street Journal Prime Rate, subject to a minimum of 6% per annum.   The FirstOak loan is secured by 9 BIDC shares, well permits and water leases. There are five annual payments of $15,000 due each December 15 commencing December 15, 2014.  A balloon payment of all accrued interest and outstanding principal is due December 5, 2018 of $160,000.  As of December 31, 2016 and 2015, the amounts outstanding under the FirstOak loan totaled $118,000 and $162,000, respectively.We plan to settle this debt with the dissolution of farming operations.

Seller Carry Back – Dionisio

On November 2, 2012, the Company acquired the Dionisio produce business and related equipment for $1,500,000.  The seller carried back $600,000 (which was subsequently reduced to $590,000 due to the Company assuming additional debt owed by seller) of this purchase price.  The note is paid quarterly, interest only at 6% per annum.  The note is due November 2, 2017.  Certain assets of Dionisio secure the note.  The Company is in default on this debt due to non-payment of interest.  We plan to settle this debt with the dissolution of farming operations.

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

As of December 31, 2016 and 2015, the amounts outstanding under the FirstOak loan totaled $156,000 and $152,000, respectively.We plan to settle this debt with the dissolution of farming operations.

McFinney Agri-Finance LLC (McFinney) and Ellicot second mortgage (Ellicot)

On March 15, 2013, the Company purchased unimproved land in El Paso county, Colorado for a purchase price of $1,250,000.  The company paid $620,000 (including closing costs and allocations) and financed $650,000 McFinney and $400,000 Ellicot, through private investors.

The terms of the McFinney financing is for monthly payments of principal and interest of $4,238 per month, a fixed interest rate of 6.8% per annum, with the remaining principal due on April 1, 2018.  The note is secured by a deed of trust on the 2,579 acres of land purchased and a guaranty of payment by the Company.  As of December 31, 2016 and 2015, the amounts outstanding under the McFinney loan totaled $625,000 and $631,000, respectively.

GrowCo$4M Notes

During the ended December 31, 2015, the Company, through its subsidiary GrowCo, issued $4,000,000 in promissory notes to 17 individual investors.   The notes have a security interest in the land, water and improvements to the 157 acres where GrowCo Partners 1 and GrowCo Partners 2 are developing the greenhouses.  The notes pay 22.5% in annual interest, with interested paid monthly, and are due April 1, 2020.  The Company cannot prepay the notes; however, noteholders have the right to call the notes at the first anniversary, or thereafter, of each note with a 60-day notice to the Company.   Due to this call provision, the net amount of the GrowCo note balance of $4,000,000 is presented as a current portion of long term debt on the financials.

The GrowCo notes investors also received one GrowCo common stock $1 warrant for each $1 invested.  These warrants expire on April 30, 2020.

Two Rivers Water & Farming Company

2016 Financials

GrowCo Exchange Notes

In the first quarter of 2016, GrowCo obtained $300,000 in subscriptions and associated payments in a promissory note offering of up to $1.5 million. In September 2016 GrowCo changed the offering to two series of promissory notes with aggregate principal amounts of up to either $6 million or $7 million, in each case together with warrants to purchase, at a price of $0.25 per share, .25 GrowCo common shares for each dollar invested in the related promissory notes.  The initial four investors in the $6 million version of the notes received warrants to purchase one TURV share for each $1.00 invested at a price of $0.50 per share.  Of the $300,000 principal amount of notes issued earlier, $200,000 were exchanged for the new note and warrant packages and $100,000 remain outstanding.  As of March 3, 2017, GrowCo had raised $5.0 million, including the $200,000 of notes issued in exchange for the earlier offered notes.  At that time the financing was closed.

During the year ended December 31, 2016, the Company incurred  $493,000 in debt issuance costs related to its GrowCo Exchange Notes offering and expensed $73,000 to interest expense.  The debt issuance costs are being amortized via the effective interest method, using 22.5%, over the life of the notes.

Hemp Crop Participation Loan

For the twelve months ended December 31, 2016, DFP issued short term notes, due March 31, 2017, to assist with the payment of crop inputs.  These notes are secured by the Company’s live agriculture products planted during the 2016 calendar year.  On August 10, 2016, Wayne Harding, our Chief Executive Officer, invested $7,000 in the DFP Hemp Crop Participation Loan (see Note 11).

Two Rivers Water & Farming Company

2016 Financials

Below is a summary of the Company’s long term debt

	December 31, 2016		December 31, 2015
Note	Principal Balance	Accrued Interest	Principal Balance	Interest rate	Security
HCIC seller carry back	$6,645,000	$147,000	$7,373,000	6%	Shares in the Mutual Ditch Company
Series B convertible debt	-	-	25,000	6%	F-2 assets
CWCB	798,000	23,000	845,000	2.5%	Certain Orlando and Farmland assets
FirstOak Bank - Dionisio Farm	771,000	12,000	771,000	(1)	Dionisio farmland and 146.4 shares of Bessemer Irrigating Ditch Company Stock, well permits
FirstOak Bank - Dionisio Farm	118,000	1,000	162,000	(2)	Dionisio farmland and 9 shares of Bessemer Irrigating Ditch Company Stock, well permits, water leases
Seller Carry Back - Dionisio	590,000	4,000	590,000	6.0%	Unsecured
FirstOak Bank - Mater	156,000	2,000	152,000	(1)	Secured by Mater assets purchased

McFinney Agri-Finance	625,000	-	631,000	6.8%	2,579 acres of pasture land in Ellicott Colorado
GrowCo, Inc.
GrowCo $4M notes	4,000,000	159,000	4,000,000	22.5%	GCP1 land, water taps, Butte Valley water and land
GrowCo $1.5M exchange note	100,000	6,000	-	22.5%
GrowCo $6M exchange note	2,010,000	118,000	-	22.5%
GrowCo $5M exchange note	2,677,000	75,000	-	10-22.5%
Hemp loan	71,000	3,000	-	18%	Unsecured
GCP1 Short Term NP	25,000	-	-	22.5	Unsecured
Equipment loans	300,000	-	385,000	5 - 8%	Specific equipment
Total	18,886,000	$550,000	14,934,000
Less: HCIC discount	-		(127,000)
Less: GrowCo discount	(530,000)		(109,000)
Less: Current portion	(12,590,000)		(11,068,000)
Long term portion	$5,766,000		$3,630,000
Notes:
(1) Prime rate + 1.0%, but not less than 6%
(2) Prime rate + 1.5%, but not less than 6%

Two Rivers Water & Farming Company

2016 Financials

Current portion long term debt:	December 31, 2016
HCIC seller carry back	$ 6,645,000
CWCB	51,000
FirstOak Bank – Dionisio Farm	771,000
FirstOak Bank - Dionisio Farm	5,000
FirstOak Bank - Mater	156,000
FNB-Mater	590,000
McFinney Agri-Finance	8,000
GrowCo note	4,000,000
GrowCo $1.5M exchange note	100,000
Hemp loan	71,000
GCP1 Short Term NP	25,000
Equipment loans	168,000
Total	$ 12,590,000

Schedule of principal payment due by year:

Year Ending December 31,	Total
2017	$8,590,000
2018	53,000
2019	674,000
2020	4,537,000
2021& Beyond	5,032,000	(1)
Total	$18,886,000

Note: (1)This amount includes $4,000,000 in GrowCo notes that can be called with a 60-day notice by Noteholders after April 1, 2016.

NOTE 6 – INFORMATION ON BUSINESS SEGMENTS

We organize our business segments based on the nature of the products and services offered.  We focus on the Water and Greenhousebusiness with Two Rivers Water & Farming Company as the Parent company.  Therefore, we report our segments by these lines of businesses: Greenhouse and Water.  Greenhouse contains our leasing of state of the art greenhouses to cannabis growers.  Water contains our Water Business (HCIC and Orlando).  Our Parent category is not a separate reportable operating segment.  Segment allocations may differ from those on the face of the income statement.  The Farming Business has been discontinued and therefore the operating losses and assets have been summarized.

In the following tables of financial data, the total of the operating results of these business segments is reconciled, as appropriate, to the corresponding consolidated amount.  There are some corporate expenses that were not allocated to the business segments, and these expenses are contained in the “Total Operating Expenses” under Parent.

Two Rivers Water & Farming Company

2016 Financials

Operating results for each of the segments of the Company are as follows (in thousands):

	Twelve Months Ended December 31, 2016					Twelve Months Ended December 31, 2015
	Parent (Two Rivers)	Farms (DFP)	Greenhouse (GrowCo., GCP1, GCP2)	Water (TR Cap)	Total	Parent	Farms	Greenhouse	Water	Total
Revenue	$ -	$ -	$ 204	$ 68	$ 272	$ -	$ -	$ 947	$ 10	$ 957
Less: direct cost of revenue	-	-	-	-	-	-	-	203	-	203
Gross Margin	-	-	204	68	272	-	-	744	10	754
Total Operating Expenses	(1,208)	-	(2,457)	(212)	(3,877)	(1,428)	-	(402)	(214)	(2,044)
Total Other Income (Expense)	(24)	-	(1,463)	(603)	(2,090)	(100)	-	(600)	(725)	(1,425)
Net (Loss) from Operations Before Income Taxes	(1,232)	-	(3,716)	(747)	(5,695)	(1,528)	-	(258)	(929)	(2,715)
Income Taxes (Expense)/Credit	-	-	-	-	-	-	-	-	-	-
Net (Loss) from discontinued operations	-	(2,624)	-	-	(2,624)	-	(1,025)	-	-	(1,025)
Net Loss from Operations	(1,232)	(2,624)	(3,716)	(747)	(8,319)	(1,528)	(1,025)	(258)	(929)	(3,740)
Preferred dividends	(1,937)	-	(671)	-	(2,608)	(1,988)	(49)	(374)	-	(2,411)
Non-controlling interest	-	-	206	(6)	200	-	-	-	(6)	(6)
Net (Loss)	$ (3,169)	$ (2,624)	$ (4,181)	$ (753)	$ (10,727)	$ (3,516)	$ (1,074)	$ (632)	$ (935)	$ (6,157)
Segment Assets	$ 726	$ 2,785	$ 9,179	$ 35,077	$ 47,767	$ 1,775	$ 5,158	$ 7,667	$ 33,289	$ 47,889

Two Rivers Water & Farming Company

2016 Financials

NOTE 7 - EQUITY TRANSACTIONS

Common Stock

The Company has authorized 100,000,000 shares of common stock with a par value of $0.001.  The total issued common stock as of December 31, 2016, was 30,452,075 common shares.

During the year ended December 31, 2016, the Company had the following common stock transactions:

•

issued 1,880,948 shares to its former CEO for RSU’s previously awarded

•

returned 35,000 from a former independent board member;

•

issued 127,500 shares to its independent board members for 2015 service;

•

issued 85,000 shares to a former director for RSU’s previously awarded;

•

issued 727,500 shares to an HCIC debt holders in return for reduction in debt;

•

issued 649,700 shares for warrant exercises; and

•

issued 35,616 shares to holders of TR Capital for conversion into the Company’s shares.

During the year ended December 31, 2015, the Company had the following common stock transactions:

•

issued 130,833 shares to its independent board members for 2014 service;

•

issued 178,080 shares to holders of TR Capital for conversion into the Company shares;

•

issued 59,360 shares to holders of F-2 Preferred Shares who converted into the Company shares;

•

issued 2,000 shares to a consultant for work performed in 2016; and

•

issued 86,000 shares to a previous board member from a prior RSU grant.

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

There were no options issued under the 2005 Plan for the years ending December 31, 2016 and 2015.

Two Rivers Water & Farming Company

2016 Financials

A summary of the Two Rivers 2005 Option Plan (“2005 Plan”) is as follows:

	Shares	Weighted Average Exercise Price
Outstanding December 21, 2014	1,989,867	$ 1.25
Granted	-	-
Cancelled	-	-
Expired	-	-
Exercised	-	-
Outstanding December 31, 2015	1,989,867	1.25
Granted	-	-
Cancelled	-	-
Expired	-	-
Exercised	-	-
Outstanding December 31, 2016	1,989,867	$ 1.25
Options Exercisable, December 31, 2016	1,989,867	$ 1.25

For the year ended December 31, 2016, the Company extended 600,000 options that were due to expire in 2016and 2017 to an expiration dates in 2018 and 2019.  This extension resulted in  $52,000 of expense being recorded in 2016.

Under the 2011 Plan, we have the following stock options issued and outstanding:

Company Relationship	Options	Date of Grant	Vesting Date	Performance Requirement	Expiration Date	Exercise Price	Exercised to Date
CEO	600,000	Aug ‘16	Various	Ongoing	Aug-‘26	Variable	-
Directors	600,000	Various	Various	Satisfied	Various	$0.53	-
Employees	610,000	June ‘16	Various	Ongoing	Jun-‘26	$0.30	-
Others	2,363,448	Various	Various	Satisfied	Various	Variable	-

Total	4,173,448

Option Valuation Process

The fair value of each option award is estimated on the date of grant.  To calculate the fair value of options, the Company uses the Black-Scholes model employing the following variables:

	2016	2015
Expected stock price volatility	142%	72%
Risk-free interest rate	0.83%	1.45%
Expected option life (years)	5.00	3.63-4.58
Expected annual dividend yield	0%	0%

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

Two Rivers Water & Farming Company

2016 Financials

A summary of the Two Rivers 2011 Long-Term Stock Incentive Plan (“2011 Plan”) is as follows:

Shares
Outstanding December 31, 2014	2,445,948
Granted	-
Cancelled	-
Expired	-
Exercised	-
Outstanding December 31, 2015	2,445,448
Granted	1,810,000
Cancelled	-
Expired	-
Exercised	-
Outstanding December 31, 2016	4,173,448
Exercisable, December 31, 2016	2,725,948

The optionexpense from both the 2011 and 2005 Plans were $180,000 and $31,000 for the years ended December 31, 2016 and 2015, respectively.

Under the 2011 Plan, we have issued the following Restricted Stock Units (RSUs):

Grantee	Company Relationship	RSUs issued	Date of Grant	Vesting Date	Performance Requirement	Exercised to Date
Jolee Henry	Prior Director	400,000	Oct-10	Jan-11	n/a	171,000
		400,000				171,000

The Company can issue stock awards and options for nonemployee services.  If stock is granted, the Company values the stock using an average of the closing price of the Company’s stock over the period that the service was rendered.  If options are granted, the Company uses the Black-Scholes model for determining fair value (see above).

Warrants

As of December 31, 2016, the Company has outstanding the following warrants to purchase common stock:

Grantee	Company Relationship	Shares	Date of Grant	Vesting Date	Expiration Date	Exercise Price
Investor Group	Investors	300,000	Feb-12	Mar-12	(1)	$1.00
Wedbush Securities	Financial Advisor	200,000	Jun-12	Jun-12	Jun-17	$1.20
Dionisio Farms & Produce, Inc.	Investors in subsidiary	95,500	Dec-12	Dec-12	Dec-17	$3.00
Two Rivers Farms F-1	Prior creditor in F1	12,500	Dec-12	Dec-12	Dec-17	$3.00
Two Rivers Farms F-2	Investors in subsidiary	233,500	Dec-12	Dec-12	Dec-17	$3.00
HCIC Note Holders	Creditors	839,500	Jun-13	Jun-13	Jun-18	$3.00
TR Capital Partners, LLC	Investors	14,168,944	2014	2014	Jan-19	$2.10
GrowCo Exchange Note	Creditors	700,000	Apr-16	Apr-16	May-21	$0.50
		16,549,944

(1)

These warrants are priced at the same price per share as the expected equity offering and expire one year after the completion of the expected equity offering.

For the years ended December 31, 2016 and 2015, warrant expense totaled $327,000 and $55,000, respectively.

Two Rivers Water & Farming Company

2016 Financials

TR Capital Preferred Membership Units

The 30,159,000 TR Capital Preferred Membership units issued during the year ended December 31, 2014 are convertible into 1 common stock share of the Company and one-half warrant to purchase a share of stock of the Company.  In accordance with ASC Topic 470-20, Debt (and other convertible instruments with beneficial convertible features (“BCF”), the Company determined that a BCF amounting to approximately $12,337,000 and a relative fair value attached to the warrants of approximately $3,641,000 were recorded for the year ended December 31, 2014.  On the balance sheet as of December 31, 2014, these amounts were recorded as retained earnings and as additional paid in capital, respectively, and are representative of preferred share dividends available to non-controlling interest holders in the entity.

Note 8 – INCOME TAXES

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

The items accounting for the difference between income taxes computed at the federal statutory rate and the provision for income taxes consists of the following:

Effective tax rate
Federal statutory rate	34.00%
Effect of:
State taxes, net of federal benefit	3.06%
Permanent items	-10.09%
Return to Provision Adjustment	-1.58%
Other Adjustment	-1.64%
Valuation allowance	-23.74%
Effective income tax rate	0.00%

Book loss reconciliation to estimated taxable income is as follows (in thousands):

	2016	2015
Book loss	$ (10,933)	$ (6,157)
Tax adjustments:
Stock Based Comp	61	-
Stock Comp Exercised	(33)	-
Capital Expenses	2,629	2,416
Meals & Entertainment	6	16
Warrant Expense	327	86
Political Contributions	16	20
Donations	-	-
Depreciation	514	169
Amortization	834	(43)
Estimate of taxable income	$ (6,579)	$ (3,493)

Two Rivers Water & Farming Company

2016 Financials

Income tax provision is summarized below (in thousands):

	2016	2015
Current expense (benefit)
Federal	$ -	$ -
State	-	-
Total current	-	-
Deferred expense (benefit)
Federal	(2382)	(1230)
State	(214)	(111)
Total deferred	(2596)	(1341)
Less: Valuation allowance	2,596	1,341
Total	$ -	$ -

We will recognize future accrued interest and penalties related to unrecognized tax benefits in income tax expense if incurred.  At December 31, 2016 we had no unrecognized tax benefits in income tax expense, and do not expect any in 2016.  Our income tax returns are no longer subject to Federal tax examinations by tax authorities for years before 2013 and state examinations for years before 2013.

The components of the deferred tax asset are as follows (in thousands):

Cumulative Calculations:	2016	2015
Current deferred tax asset:
Net operating loss carryforwards	$ (16,319)	$ (13,996)
Capital loss	(10)	(27)
Bargain purchase	643	643
RSU & stock option expense	(1,995)	(1,984)
Fixed Assets and Intangibles	(214)	65
Charitable Contributions	(5)	(5)
Bad Debt	-	-
Total cumulative deferred tax assets	(17,899)	(15,303)
Valuation allowance	17,899	15,303
Effective income tax asset	$ -	$ -

For the years ended December 31, 2016 and December 31, 2015, the deferred tax asset of $17,889,000 and $15,303,000, respectively, has a valuation allowance of $17,899,000 and $15,303,000, respectively, since management has determined the tax benefit cannot be reasonably assured of being used in the near future.  The net operating loss carryforward, if not used, will begin to expire in 2029, and is severely restricted as per the Internal Revenue Code if there is a change in ownership.  The following is a summary of the combined net operating loss carryforward (in thousands):

	Federal	Colorado
12/31/15	$ 37,456	$ 37,456
12/31/16	6,579	6,579
Balance	$ 44,035	$ 44,035

Two Rivers Water & Farming Company

2016 Financials

NOTE 9 – GOING CONCERN

The consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has not generated significant revenues and has incurred net losses (including significant non-cash expenses) of approximately $10,700,000 and $6,157,000 during the years ended December 31, 2016 and 2015, respectively. At December 31, 2016, the Company has a working capital deficit and a stockholders’ deficit of approximately $16,534,000 and $84,000,000, respectively. The HCIC seller carry back debt is in technical default.

These factors raise doubt about the Company’s ability to continue as a going concern.  The accompanying consolidated financial statements do not include any adjustments relating to the recoverability or classification of assets or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern. The following paragraphs describe management’s plans to mitigate.

The $4M GrowCo Note is classified as current due to the holders’ right to call the note upon 60-day’s notice.  We do not believe that these holders will exercise their call option.  The HCIC debt of $6.6 million is secured by water and land assets that are valued at approximately $24 million.  Should the holders of the HCIC debt demand payment, the value of these assets make the debt re-financeable.

Since December 31, 2016 to March 21, 2017 the Company has collected $600,000 under its GrowCo Exchange Note offerings.  Beginning the second quarter of 2016, GrowCo will begin receiving rent payments on the first greenhouse. The first use of these funds will be to pay GCP1 accounts payable.  In addition, the Company has received $257,000 in preferred investment into its Water Redevelopment subsidiary.  Another $500,000 is expected to be raised in a second Water Redevelopment offering.On March 24, 2017, we have signed a term sheet for a $3,000,000 PIPE (private investment in public entity) financingwhich will provide additional capital to satisfy our working capital and capital expenditures during the coming twelve months. The proceeds will also be used to retire some of our debt.  The entire amount will be provided to the Company after signing of the definitive documents which we expect in April or May of 2017.

Additionally, we have substantially reduced by general and administrative and cash required for our operations as we have sold our irrigating farming business and reduced staff.

Management Plans

The Company has implemented a new strategy involving focusing on its water assets along with associated capital raises.  On March 13, 2017, we have raised $257,000 as the first round of funding of our new water initiative.  We plan to continue capital raises to fund our water initiatives.

We believe that the actions discussed above are probable of occurring and mitigating the substantial doubt raised by our historical operating results and satisfying our estimated liquidity needs 12 months from the issuance of the financial statements.  However, we cannot predict, with certainty, the outcome of our actions to generate liquidity, including the availability of additional financing, or whether such actions would generate the expected liquidity as currently planned.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

Operating Leases

In January 2016, the Company entered into a new lease with the Colorado Center in Denver Colorado for the corporate headquarters.   The space is 1,775 square feet and monthly payments of $3,900, with minor escalations and common area maintenance charges. The lease terminates on June 30, 2018.  On March 1, 2017 the Company entered into a sub-lease agreement with our related party McGrow for these office facilities.

Two Rivers Water & Farming Company

2016 Financials

The amounts due at the base rate are as follows:

Period	Amount Due
2017	$ 47,000
2018	$ 23,000

In February 2017 we entered into a new lease with Parker Road Campus, LLC in Aurora, Colorado, for our corporate headquarters.  This space is 1,554 square feet and monthly payments of $2,201 which will begin April 1, 2017.  The lease terminates on March 31, 2020. The amounts due at the base rate are as follows:

Period	Amount Due
2017	$24,000
2018	$28,000
2019	$28,000

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

GCP 2 Construction

The GCP 2 greenhouse is partially completed.  We estimate that the cost to complete the second greenhouse is approximately $3,000,000.

Suncanna Litigation

In 2016, the Suncanna lease arrangement has been the subject of administrative and judicial proceedings:

•

On April 14, 2016, we were notified that Suncanna LLC had received a notice of suspension from the Marijuana Enforcement Division of the Colorado Department of Revenue.  This suspension remains in place until a hearing.

•

Due to the suspension order, Suncanna was in violation of its lease agreement with us.  On April 25, 2016, GCP1 terminated Suncanna’s lease and began an eviction process against Suncanna.  Consequently, during the quarter ended March 31, 2016, we stopped recognizing lease revenue and wrote off the $700,000 lease receivable and $43,000 deferred rent that had been recorded as of December 31, 2015.  We also wrote off advances to Suncanna totaling $587,000.

•

On July 22, 2016 GCP1 received a Writ of Restitution from the Pueblo County Colorado District Court ordering Suncanna to vacate the greenhouse by September 6, 2016.

Two Rivers Water & Farming Company

2016 Financials

•

On August 31, 2016, a lawsuit was filed by Aaron Van Wingerden, owner of Suncanna, in Pueblo County Colorado District Court against GrowCo, GrowCo Business Development, LLC, GCP1, GrowCo Funding, LLC., TR Capital, Two Rivers and certain current and former employees, and associates.  We believe that the suit has no merit and will have no material impact on our financial condition.

•

On September 6, 2016, in accordance with the Writ of Restitution, Suncanna vacated the greenhouse and GCP1 took possession and began re-conditioning its greenhouse for a new tenant, who began growing operations in the fourth quarter of 2016.

•

On October 27, 2016, in a contempt of court hearing, a Pueblo County Colorado District Court judge ruled in favor of plaintiff Aaron Van Wingerden and against GCP1 in a matter regarding the prevention of Suncanna’s access to GCP1’s greenhouse prior to Suncanna vacating the premises on September 6, 2016.  We believe that this ruling was in error and are appealing this decision.

Management believes that this case is without merit and has filed a cross-complaint to recover amounts owed by Suncanna under the Suncanna lease agreement.

NOTE 11 – RELATED PARTY TRANSACTIONS

Pursuant to ASC 850 “Related Party Disclosure”, Management has evaluated related parties and all transactions associated with those and determined that no transactions exist which would require disclosure, except as disclosed below:

•

In August 2016 TR Capital Partners, LLC’s subsidiary GCP1 signed a lease agreement for greenhouse 1 with Johnny Cannaseed, a company formed and operated by John McKowen.

•

In August 2016 the Company’s subsidiary GCP2 signed a lease agreement for greenhouse 2 with Johnny Cannaseed.

•

In July 2016 the Company’s subsidiary GrowCo signed a series of agreements with McGrow, LLC, a Colorado limited liability company that is headed  and partially owned by John McKowen.  The agreements included a Master Agreement, and Advisory Services agreement, a Construction Services agreement, a Financing Services agreement, a Non-Compete and Exclusivity agreement, and a Stock Purchase Agreement.  Collectively these are known as the “McGrow Agreements”.  As a result of these agreements GrowCo paid McGrow for services provided primarily for the construction of greenhouses and fees associated with the raising of capital.

The following is a list of all related party transactions during the year ended 12/31/16:

•

Johnny Cannaseed, LLC

o

Advance of $33,599 for expenses incurred for greenhouse supplies.

o

Revenue recorded of $178,609 for greenhouse lease.

•

McGrow, LLC

o

Advance of $8,295 for services rendered.

o

Advance of $5,000 for services rendered.

o

Expense payment of $374,526 for services rendered.

o

Fees paid of $107,250 for financing services.

o

Advance of $12,548 for services rendered.

o

The Company entered into a subleasing agreement whereby McGrow will pay $47K per year for office space leased by the Company.

•

John McKowen (former CEO of Two Rivers)

o

Interest expense of $85,630 on investment into GCP Super Units.

o

Payment of office space of $ 29,458 while CEO of Two Rivers.

o

Equity investment of $496,000 in GCP Super Units.

o

Equity compensation in the form of GrowCo common shares valued at $100,000 for services provided.

o

Fees of $71,864 for GrowCo capital raised.

Two Rivers Water & Farming Company

2016 Financials

•

Wayne Harding CEO

o

Short-term loan to the Company of $5,000 .

o

Short-term loan to the Company of $7,000.

o

Invested $100,000 in the GrowCo $4M Note.

•

Russ Dionisio, our former employee and operator of DFP Farming holds a seller carry-back note for which the Company owes $590,000.

•

Existing investors, including the Thomas Prasil Trust who is a greater than 5% investor, have invested approximately $8.5 M in GrowCo securities and DFP short term loans.

•

Board Members

o

Samuel Morris $5,000 short-term loan to the Company.

o

Michael Harnish invested $35,000 in the GrowCo $6M Exchange Note prior to becoming a board member.

NOTE 12 – SUBSEQUENT EVENTS

Pursuant to FASB ASC 855, Management has evaluated all events and transactions that occurred from December 31, 2016 through the date of issuance of these financial statements.  During this period, we did not have any significant subsequent events, except as disclosed below:

•

The Company formed Water Redevelopment Company (“Water Redevelopment”), a Delaware corporation, to focus on its water development. Presently the Company owns 99% of Water Redevelopment.  All of the Company’s water related assets and related debt and accounts payable were transferred into Water Redevelopment.

•

As part of its ongoing From D registration statement offering for GrowCo’s offering in GrowCo Exchange Notes, the Company has collected an additional $300,000 to total $5,037,000.

•

The Company, through its subsidiary GrowCo, began offering a  $2,000,000GrowCo Exchange note.  This note accrues interest at 22.5%, with interest deferred until GrowCo becomes operationally cash flow positive.  The Company has collected $300,000 total on this Exchange Note.

•

On March 3, 2017 the Company sold all of its land and associated water rights for a gross sales price of $1,740,000.  Proceeds will be used to first pay secured creditors and then unsecured creditors.

•

On March 1, 2017 the Company entered into a sub-lease agreement effective April 1, 2017 with a related party McGrow for theentirety of the office facilities at the Colorado Center (see Note 11).

•

On March 13, 2017 the Company raised $257,000 from private investors in a Preferred A financing round for its Water Redevelopment subsidiary.

•

On March 24, 2017 the Company and an investor signed a term sheet for a PIPE (private investment in public entity) financing transaction that will provide $3,000,000 to the company once definitive documents are signed.

Two Rivers Water & Farming Company

2016 Financials