Form 10-Q
period 2017-03-31
TWO RIVERS WATER & FARMING Co
filed 2017-05-15
CIK 1302946

UNIted States

SeCURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _____________

Commission file number: 000-51139

Two Rivers Water & Farming Company

(Exact Name of Registrant as Specified in Its Charter)

Colorado	13-4228144
(State or Other Jurisdiction or Incorporation or Organization)	(I.R.S. Employee Identification No.)

3025 S Parker Rd. Ste 140 Aurora, Colorado	80014
(Address of Principal Executive Offices)	(Zip Code)

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

                                            Yes ☐ No ☒

As of May 12, 2017 there were 31,675,110 shares outstanding of the registrant’s Common Stock.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TWO RIVERS WATER & FARMING COMPANY AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except for number of shares)

	March 31, 2017 (unaudited)	December 31, 2016 (as restated)
ASSETS:
Current Assets:
Cash and cash equivalents	$406	$150
Accounts receivable related party, net	839	240
Deposits and other current assets	72	5
Assets of discontinued operations held for sale	699	2,785
Total Current Assets	2,016	3,180
Long Term Assets:
Property, equipment and software, net	578	599
Land	3,792	3,803
Water assets	31,240	31,183
Greenhouse and infrastructure	5,392	5,402
Construction in progress	3,897	3,520
Other long term assets	85	80
Total Long Term Assets	44,984	44,587
TOTAL ASSETS	$47,000	$47,767

LIABILITIES & STOCKHOLDERS’ EQUITY:
Current Liabilities:
Accounts payable	$1,714	$1,495
Accrued liabilities	856	695
Current portion of notes payable	10,773	10,780
Preferred dividend payable	3,782	3,105
Liabilities of discontinued operations held for sale	985	2,841
Total Current Liabilities	18,110	18,916
Notes Payable, net of current portion and unamortized debt issuance costs	6,507	5,556
Total Liabilities	24,617	24,472
Commitments & Contingencies
Stockholders’ Equity:
Common stock, $0.001 par value, 100,000,000 shares authorized, 31,475,709 and 30,452,075 shares issued and outstanding at March 31, 2017 and December 31, 2016	32	31
Additional paid-in capital	75,735	75,142
Accumulated (deficit)	(85,959)	(84,244)
Total Two Rivers Water Company Shareholders’ Equity	(10,192)	(9,071)
Noncontrolling interest in subsidiary	32,575	32,366
Total Stockholders’ Equity	22,383	23,295
TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$47,000	$47,767

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

TWO RIVERS WATER & FARMING COMPANY AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(In Thousands, except Per Share Data)

(Unaudited)

	For the Three Months Ended March 31,
	2017	2016
Revenue
Leasing – Greenhouse (related party)	$536	$—
Other	6	—
Total Revenue	542	—
Direct cost of revenue
Cost of lease revenue	—	—
Total direct cost of revenue	—	—
Gross profit (loss)	542	—
Operating expenses:
General and administrative	399	1,501
Depreciation & amortization	129	70
Total operating expenses	528	1,571
Profit (Loss) from operations	14	(1,571)
Other income (expense)
Interest expense	(490)	(315)
Warrant and options expense	—	—
Gain (loss) on disposal of assets	(72)
Other income (expense)	(2)	39
Total other income (expense)	(564)	(276)
Net (Loss) from continuing operations before taxes	(550)	(1,847)
Income tax (provision) benefit	—	—
Net (Loss) from discontinued operations	(547)	(142)
Net (Loss)	(1,097)	(1,989)
Net loss (income) attributable to the noncontrolling interest	58	—
Net (Loss)	(1,039)	(1,989)
Preferred shareholder distributions	(676)	(601)
Net (Loss) attributable to Two Rivers Water & Farming Company Common Shareholders	$(1,715)	$(2,590)

(Loss) Per Share - Basic and Dilutive:	$(0.06)	$(0.10)
Weighted Average Shares Outstanding:
Basic and Dilutive	31,475	26,981

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

TWO RIVERS WATER & FARMING COMPANY AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In Thousands)

(Unaudited)

	For the Three ended March 31,
	2017	2016
Cash Flows from Operating Activities:
Net (Loss)	$(1,773)	$(2,590)
Adjustments to reconcile net income or (loss) to net cash (used in) operating activities:
Depreciation and amortization	129	173
Accretion of debt discount	122	68
Loss from debt extinguishment	46	—
Write off of Suncanna receivable and advance	—	910
Stock Option and Warrant expense	199	—
In-kind distributions	—	495
Loss (gain) on write down of intangible assets related to farming ops.	—	—
Loss (gain) on write down of assets related to property and equipment	319	—
Net change in operating assets and liabilities:
Decrease in accounts receivable	32	912
(Increase) in accounts receivable, related party	(594)	(910)
(Increase) decrease in farm product	—	(626)
(Increase) decrease in deposits, prepaid expenses and other assets	(16)	(89)
Increase in accounts payable	(378)	1,023
Increase (decrease) in distribution payable to preferred shareholders	676	(246)
Increase in accrued liabilities and other	170	27
Net Cash (Used in) Operating Activities	(1,068)	(853)

Cash Flows from Investing Activities:
Purchase of property and equipment	(22)	(45)
Proceeds from sale of property and equipment	505
Purchase of land, water shares, infrastructure	—	(162)
Construction in progress	(435)	(604)
Net Cash Provided by (Used in) Investing Activities	48	(811)

Cash Flows from Financing Activities:
GrowCo LLC preferred membership offerings	—	1,129
Proceeds from sale of preferred membership units	252	—
Proceeds from warrant exercises	208	—
Proceeds from long-term debt	904	300
Payment on notes payable	(88)	(125)
Net Cash Provided by Financing Activities	1,276	1,304
Net Increase (Decrease) in Cash & Cash Equivalents	256	(360)
Beginning Cash & Cash Equivalents	150	521
Ending Cash & Cash Equivalents	$406	$161

Continued on next page

Continued from previous page

	For the Three Months Ended March 31,
	2017	2016
Supplemental Disclosure of Cash Flow Information
Cash paid for interest, net of $131 and $81 respectively capitalized into CIP	$223	$264
Land exchanged for debt	$1,098	$—
Shares issued in exchange for debt	$202	$—

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

TWO RIVERS WATER & FARMING COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2017 and March 31, 2016

(Unaudited)

NOTE 1 – ORGANIZATION AND BUSINESS

Unless the context requires otherwise, references in these notes to “Two Rivers,” the “Company,” “we,” “our,” “us” and similar terms are to Two Rivers Water & Farming Company and its subsidiaries.

Corporate Evolution

In 2014, we formed a new company, TR Capital Partners, LLC or TR Capital, which issued all its common units to Two Rivers Water & Farming Company, and our direct and indirect subsidiaries entered into a series of related transactions as the result of which assets and operations of those subsidiaries transferred to TR Capital. As a result of those transactions, TR Capital operates or controls all of the operations formerly conducted by those subsidiaries, and we classify TR Capital as Two Rivers Water & Farming Company for purposes of our financial statements. Two Rivers has divided its operations into our traditional lines of business of farming and water, which are operated by us, and our cannabis-focused business, which is operated by our subsidiary GrowCo, Inc., or GrowCo.

Overview

In 2009, we began acquiring and developing irrigated farmland and associated water rights and infrastructure. As of March 31, 2017, we owned 7,169 gross acres.

In May 2014 we formed GrowCo, which issued 20,000,000 shares of its common stock to Two Rivers. In August 2014, we announced that we were reserving 10,000,000 of the GrowCo shares for distribution to holders of our Common Stock as of four record dates (January 1, 2015; April 1, 2015; July 1, 2015 and October 1, 2015) after a registration statement covering GrowCo common shares has been filed and declared effective, which has not yet occurred. On each record date, we recorded a pending distribution of 2,500,000 GrowCo common shares on a pro rata basis to holders of Common Stock.

On January 20, 2015, GrowCo Partners 1, LLC, or GCP1, completed a $4.4 million financing for the first greenhouse project, which consists of a 90,000 square foot greenhouse and 15,000 square foot processing and warehouse facility on 40 acres of land. GCP1’s greenhouse was partially occupied in September with lease revenue beginning September 1, 2015. On April 14, 2016, we received notice from the Marijuana Enforcement Division of the Colorado Department of Revenue that the then current tenant, Suncanna, LLC (“Suncanna”), had received a suspension order. This suspension, in addition to non-payment of back due lease payments owed, caused Suncanna to be in violation of its lease with GCP1. Therefore, GCP1 began the eviction process against Suncanna. Due to the eviction process, during the three months ended March 31, 2016, we wrote off $743,000 in Lease Revenues – Related Party, wrote off $587,000 in advances to Suncanna, and did not recognize any Lease Revenues – Related Party. During the three months ended March 31, 2016, we recognized $25,000 in greenhouse lease revenue from a payment received from Suncanna in early April 2016. The total write off of $1.330 million was partially offset by a $350,000 reduction in the amount owed to the GCP1 preferred unit holders. On July 22, 2016 GCP1 received a Writ of Restitution from the Pueblo County Colorado District Court ordering Suncanna to vacate GCP1’s greenhouse by September 6, 2016. On August 31, 2016 a lawsuit was filed by Aaron Van Wingerden, owner of Suncanna, in Pueblo County Colorado District Court against GrowCo, GrowCo Business Development, LLC., GCP1, GrowCo Funding, LLC., TR Capital, Two Rivers and certain current and former employees, and associates. The Company believes that the suit has no merit and will have no material impact on the Company’s financial condition.

Our second greenhouse project will also consist of a 90,000 square foot greenhouse and 15,000 square foot processing and warehouse facility on an additional 40 acres of land. Upon completion, this project will be operated, as a landlord, by GrowCo Partners 2, LLC, or GCP 2. GCP 2’s greenhouse will share some facilities (e.g., boiler, water, generator) whereby costs might be shared with GCP 1. GCP 2’s greenhouse structure was ordered in 2016. Construction on this greenhouse began in early January 2016 with an expected completion in the second half of 2017.

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

In the first quarter of 2016, GrowCo obtained $300,000 in subscriptions and associated payments in a promissory note offering of up to $1.5 million. In September 2016 GrowCo changed the offering to two series of promissory notes with aggregate principal amounts of up to either $6 million or $7 million, in each case together with warrants to purchase, at a price of $0.25 per share, 0.25 GrowCo common shares for each dollar invested in the related promissory notes. The initial four investors in the $6 million version of the notes received warrants to purchase one TURV share for each $1.00 invested at a price of $0.50 per share. Of the $300,000 principal amount of notes issued earlier, $200,000 were exchanged for the new note and warrant packages and $100,000 remain outstanding. As of March 7, 2017, GrowCo had raised $5.0 million, including the $200,000 of notes issued in exchange for the earlier offered notes, at which time the offering was closed. A new $2M offering was subsequently initiated in March of 2017 with substantially the same terms for the purposes of finishing the second greenhouse. As of May 12, 2017, $1,000,000 had been raised in this new offering.

Water Redevelopment Company

We formed Water Redevelopment Company (“Water Redev”) in February 2017 for the purpose of separating our water assets from the rest of our business and to enable additional raising of capital for the purpose of investing in our water assets. Water Redevelopment Company is a subsidiary of Two Rivers and focuses on development and redevelopment of infrastructure for water management and delivery. Water is one of the most basic, core assets. Water Redevelopment’s first area of focus is in the Huerfano-Cucharas river basin in southeastern Colorado.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of Two Rivers along with its farming, water and greenhouse operations. All significant inter-company balances and transactions have been eliminated in consolidation.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Item 210 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by U.S. GAAP for complete financial statements, although the Company believes that the disclosures made are adequate to make the information not misleading. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation for the periods presented have been included as required by Regulation S-X, Rule 10-01. Operating results for the three months ended March 31, 2017 are not necessarily indicative of the results that may be expected for the year ended December 31, 2017. It is suggested that these condensed consolidated financial statements be read in conjunction with the Company’s consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the Securities and Exchange Commission on March 30, 2017.

Non-controlling Interest

Below is the detail of non-controlling interest shown on the condensed consolidated balance sheets.

	March 31, 2017	December 31, 2016
TR Capital	$20,588,000	$20,552,000
HCIC	1,380,000	1,381,000
F-1	29,000	29,000
F-2	162,000	162,000
DFP	452,000	452,000
GrowCo	(264,000)	(206,000)
GrowCo Partners 1, LLC	3,601,000	3,621,000
GCP Super Units, LLC	4,923,000	4,923,000
Water Redevelopment Company, LLC	252,000	—
TR Cap 20150630 Distribution, LLC	497,000	497,000
TR Cap 20150930 Distribution, LLC	460,000	460,000
TR Cap 20151231 Distribution, LLC	495,000	495,000
Totals	$32,575,000	$32,366,000

In 2015, $152,000 of TR Capital Preferred Membership units were exchanged, pursuant to a pre-existing exchange agreement, for Two Rivers’ common shares and $60,000 of Two Rivers Farms F-2, Inc. (“F-2”) membership units converted into Two Rivers’ common shares. Two Rivers also formed three LLC special entities (TR Cap 20160630 Distribution, TR Cap 20160930 Distribution, and TR Cap 20161231) to provide in-kind distributions totaling $1,452,000 to holders of TR Capital Preferred Membership units.

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

Below is a summary of premises and equipment:

Asset Type	Life in Years	March 31, 2017	December 31, 2016
Office equipment, furniture	5 – 7	$11,000	$11,000
Computers	3	47,000	47,000
Vehicles	5	136,000	116,000
Farm equipment	7 – 10	1,852,000	1,632,000
Irrigation system	10	995,000	995,000
Buildings	27.5	15,000	393,000
Website	3	7,000	7,000
Subtotal		3,063,000	3,201,000
Less: Accumulated depreciation		(1,786,000)	(1,842,000)
Net book value		$1,277,000	$1,359,000

Land

Land acquired for farming or water rights is recorded at cost. Expenditures for leveling the land are added to the cost of the land. Irrigation is not capitalized in the cost of Land (Property and Equipment above). Land is not depreciated. However, once per year, Management will assess the value of land held, and in their opinion, if the land has become impaired, Management will establish an allowance against the land.

Water Rights and Infrastructure

Management periodically evaluates the carrying value of its assets including water rights and infrastructure, and if the carrying value is in excess of fair market value, the Company will establish an impairment allowance. Currently, there is a $30,000 impairment reserve on the Company’s land and water shares. No amortization or depreciation is taken on the water rights.

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

Revenue Recognition

Lease Revenues

The lease between GCP1, a subsidiary of TR Cap, and its related party lessee, Suncanna, was classified as an operating lease under ASC 840. GrowCo’s lease with Suncanna did not meet any of these criteria.

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

On July 22, 2016 GCP1 received a court ordered Writ of Restitution from the Pueblo County Colorado District Court ordering Suncanna, the Company’s then tenant in its marijuana-focused greenhouse, to vacate the greenhouse by September 6, 2016. On September 6, 2016 the Company took possession of the greenhouse and began re-conditioning it for the new tenant which began growing operations in one half of the greenhouse in December 2016.

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

The dilutive effect of the outstanding 244,000 RSUs, 6,163,315 options, and 16,461,663 warrants at March 31, 2017, has not been included in the determination of diluted earnings per share since, under ASC 260 they would anti-dilutive.

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

In August 2015, the FASB issued ASU 2015-14 which updated (to defer the effective date by one year) previously issued ASU 2014-09, “Revenue from Contracts with Customers”, which amended revenue recognition guidance to clarify the principles for recognizing revenue from contracts with customers.  The guidance requires an entity to recognize revenue to record the transfer of goods or services to customers in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services.  Expanded additional disclosures are required relating to the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. Additionally, qualitative and quantitative disclosures are required about customer contracts, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract.   This accounting guidance is effective for the Company beginning in the first quarter of fiscal year 2018 using one of two prescribed retrospective methods.  Early adoption is not permitted.  At this point, due to the Company having no revenue contracts with customers, except for leasing agreements, Management believes that there will be no material impact on its financial statements.

Management does not believe that any other recently issued, but not effective, accounting standards if currently adopted would have a material effect on the accompanying consolidated financial statements.

NOTE 3 – INVESTMENTS AND LONG-LIVED ASSETS

Land

Upon purchasing land, the value is recorded at the purchase price or fair value, whichever is more appropriate. Costs incurred to prepare the land for the intended purpose are also capitalized in the recorded cost of the land. No amortization or depreciation is taken on land. However, the land is reviewed by management at least once per year to ascertain if a further analysis is necessary for any potential impairments.

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

Construction costs are as follows:

	Three Months Ended March 31, 2017	Year Ended December 31, 2016
Beginning balance	$3,520,000	$4,684,000
Additions	435,000	2,495,000
Finished - Transferred	(58,000)	(3,659,000)
Ending Balance	$3,897,000	$3,520,000

The Company estimates an additional expenditure of $3.5 million is required for the completion of the GCP2 greenhouse and warehouse.

NOTE 4 – NOTES PAYABLE

Below is a summary of the Company’s consolidated long term debt:

	March 31, 2017		Dec. 31, 2016
Note	Principal Balance	Accrued Interest	Principal Balance	Interest Rate	Security
HCIC seller carry back	$6,484,000	$147,000	$6,645,000	6%	Shares in the Mutual Ditch Company
CWCB	798,000	23,000	798,000	2.5%	Certain Orlando and Farmland assets
FirstOak Bank - Dionisio Farm	—	—	771,000	(1)	Dionisio farmland and 146.4 shares of Bessemer Irrigating Ditch Company Stock, well permits
FirstOak Bank - Dionisio Farm	—	—	118,000	(2)	Dionisio farmland and 9 shares of Bessemer Irrigating Ditch Company Stock, well permits, water leases
Seller Carry Back - Dionisio	590,000	4,000	590,000	6.0%	Unsecured
FirstOak Bank - Mater	—	2,000	156,000	(1)	Secured by Mater assets purchased
McFinney Agri-Finance	623,000	—	625,000	6.8%	2,579 acres of pasture land in Ellicott Colorado
GrowCo, Inc.
GrowCo $4M notes	4,000,000	293,000	4,000,000	22.5%	Various land and water assets
GrowCo $1.5M exchange note	100,000	8,000	100,000	22.5%	Various land and water assets
GrowCo $6M exchange notes	2,010,000	139,000	2,010,000	22.5%	Various land and water assets
GrowCo $7M exchange notes	2,977,000	98,000	2,677,000	10.0%-22.5%	Various land and water assets
GrowCo $2M exchange notes	625,000	10,000	—	22.5%	Various land and water assets
GrowCo Short Term Loan	25,000	—	—	22.5%	Unsecured
Two Rivers Short Term Loan	25,000	—	—	12.0%	Unsecured
Equipment loans	238,000	—	300,000	5 - 8%	Specific equipment
Total	18,495,000	$724,000	18,886,000
Less: HCIC discount	—		—
Less: GrowCo discount	(455,000)		(530,000)
Less: Current portion	(11,533,000)		(12,590,000)
Long term portion	$6,507,000		$5,766,000

(1) Prime rate + 1%, but not less than 6%.

(2) Prime rate + 1.5%, but not less than 6%.

The Company elected to adopt early FASB ASU 2016-03, whereby debt issuance costs are recorded as a deduction from the carrying value of liability, and not recorded as an asset. The debt issuance costs are amortized using the effective interest method. As of March 31, 2017 and December 31, 2016, the total debt discount was $455,000 and $530,000, respectively.

HCIC Carry Back Loan

For the three months ended March 31, 2017, the Company is in technical default on $5,984,000 of the HCIC carry back notes due to non-payment of principle. Consequently, the entire amount of the notes have been classified as current. Management has been in contact with the various holders about an extension to July 1, 2019. As of March 31, 2017, management has received written commitments to extend $5,653,000 of these notes to July 1, 2019.

GrowCo $4M Notes

The $4.0 million of GrowCo notes are classified as current liabilities. The notes are due April 1, 2020 however, the holders have the right to request full payment of the principal balance with a 60-day notice. While we do not expect that noteholders will request the early principal payment option, we cannot assure you of that result, which would require us to raise additional funds for early payment.

NOTE 5 – Information on Business Segments

We organize our business segments based on the nature of the products and services offered. We focus on the Water and Greenhouse business with Two Rivers Water & Farming Company as the Parent company. Therefore, we report our segments by these lines of businesses: Greenhouse and Water. Greenhouse contains our leasing of state of the art greenhouses to cannabis growers. Water contains our Water Business (HCIC and Orlando). Our Parent category is not a separate reportable operating segment. Segment allocations may differ from those on the face of the income statement. The Farming Business has been discontinued and therefore the operating losses and assets have been summarized.

In the following tables of financial data, the total of the operating results of these business segments is reconciled, as appropriate, to the corresponding consolidated amount. There are some corporate expenses that were not allocated to the business segments, and these expenses are contained in the “Total Operating Expenses” under Parent.

Operating results for each of the segments of the Company are as follows (in thousands):

	Three Months Ended March 31, 2017					Three Months Ended March 31, 2016
	Parent (Two Rivers)	Farms (DFP)	Greenhouse (GrowCo., GCP1, GCP2)	Water (TR Cap)	Total	Parent	Farms	Greenhouse	Water	Total
Revenue	$—	$—	$536	$6	$542	$—	$—	$—	$—	$—
Less: direct cost of revenue	—	—	—	—	—	—	—	—	—	—
Gross Margin	—	—	536	6	542	—	—	—	—	—
Total Operating Expenses	(155)	—	(203)	(170)	(528)	(364)	—	(1,176)	(32)	(1,572)
Total Other Income (Expense)	(72)	—	(402)	(90)	(564)	—	—	(224)	(51)	(275)
Net (Loss) from Operations Before Income Taxes	(227)	—	(69)	(254)	(550)	(364)	—	(1,400)	(83)	(1,847)
Income Taxes (Expense)/Credit	—	—	—	—	—	—	—	—	—	—
Net (Loss) from discontinued operations	—	(547)	—	—	(547)	—	(142)	—	—	(142)
Net Loss from Operations	(227)	(547)	(69)	(254)	(1,097)	(364)	(142)	(1,400)	(83)	(1,989)
Preferred dividends	(495)	—	(181)	—	(676)	(453)	—	(148)	—	(601)
Non-controlling interest	—	—	57	1	58	—	—	—	—	—
Net (Loss)	$(722)	$(547)	$(193)	$(253)	$(1,715)	$(817)	$(142)	$(1,548)	$(83)	$(2,590)
Segment Assets	$1,593	$699	$10,582	$34,126	$47,000	$1,913	$7,044	$7,214	$31,800	$47,971

NOTE 6 – LEGAL PROCEEDINGS

In 2016, the Suncanna lease arrangement was the subject of administrative and judicial proceedings:

●	On April 14, 2016 we were notified that Suncanna LLC had received a notice of suspension from the Marijuana Enforcement Division of the Colorado Department of Revenue. This suspension remains in place until a hearing.

●	This caused Suncanna to be in violation of its lease with GCP1. On April 25, 2016, GCP1 terminated Suncanna’ s lease and began an eviction process against Suncanna. Due to the eviction process, during the three months ended March 31, 2016, we wrote off $743,000 in Lease Revenues – Related Party, wrote off $587,000 in advances to Suncanna, and did not recognize any Lease Revenues – Related Party.

●	On July 22, 2016 GCP1 received a Writ of Restitution from the Pueblo County Colorado District Court ordering Suncanna to vacate the greenhouse by September 6, 2016.

●	On August 31, 2016 a lawsuit was filed by Aaron Van Wingerden, owner of Suncanna, in Pueblo County Colorado District Court against GrowCo, GrowCo Business Development, LLC, GCP1, GrowCo Funding, LLC., TR Capital, Two Rivers and certain current and former employees, and associates. We believe that the suit has no merit and will have no material impact on our financial condition.

●	On September 6, 2016, in accordance with the Writ of Restitution, Suncanna vacated the greenhouse and GCP1 took possession and began re-conditioning its greenhouse for a new tenant, who began growing operations in the fourth quarter of 2016.

●	On October 27, 2016, in a contempt of court hearing, a Pueblo County Colorado District Court judge ruled in favor of plaintiff Aaron Van Wingerden and against GCP1 in a matter regarding the prevention of Suncanna’s access to GCP1’s greenhouse prior to Suncanna vacating the premises on September 6, 2016. We believe that this ruling was in error and are appealing this decision.

Management believes that this case is without merit and has filed a cross-complaint to recover amounts owed by Suncanna under the Suncanna lease agreement.

The Company, the State of Colorado (Office of the State Engineer and the local Division Engineer), and neighboring water rights holders have been involved in litigation concerning water rights and claims by the State concerning an existing dam in Huerfano County, Colorado, and a demand by the State to breach the dam structure. (Two Rivers Water and Farming Co. vs. Welton Land and Water Co., (Pueblo Water Court)).  As part of the litigation, Two Rivers has sought certain water rights demands by the neighboring water rights holders deemed wasteful.  In the quarter ending March 31, 2016, the Company entered into a stipulation agreement with the State, settling the State’s claims, whereby the Company agreed to take the existing dam structure down to the sediment level.  This is anticipated to occur in late 2017.  The Company also intends to work with the Colorado State Engineer to construct a new dam close to the prior dam structure, pending financing.  The remainder of the litigation between the Company and the neighboring water rights holders awaits a trial setting.

NOTE 7 – IMMATERIAL ERROR CORRECTIONS

This Quarterly Report on Form 10-Q of the Company for the three months ended March 31, 2017, includes the restatement of the Company’s previously filed consolidated balance sheets for the fiscal year ended December 31, 2016.

The Company’s management has concluded that in the Assets section of the Balance Sheet, Long Term Assets for Land and Water, and under Liabilities the Liabilities for Discontinued Operations and Notes Payable, net of current portion were misstated and that for comparative purposes in 2017 filings these figures should be re-stated but that the adjustments are not material modifications.  Accordingly, the Company has determined that prior financial statements should be corrected, even though such revisions are immaterial with respect to the prior year financial statements.  Furthermore, the Company has determined that correcting prior year financial statements for immaterial changes would not require previously filed reports to be amended.

Under Long Term Assets, while the Assets of Discontinued Operations Held for Sale as well as Total Assets were stated correctly, due to a mis-classification of which assets were being held for sale, Land was understated by $952,000 and Water was overstated by the same amount. Discontinued Operations - Notes Payable was overstated by $798,000, while Notes Payable, net of current portion was understated by the same amount due to a loan that was improperly classified as a Liability of Discontinued Operations Held for Sale. While total assets of discontinued operations held for sale was correctly stated, under Long Term Assets, Land was understated by $952,000 and Water Assets was overstated by the same amount.  Neither Net Income or Shareholders Equity were affected by these mis-statements. The effect of these restatements on the Company’s 2016 full year balance sheet as reported on the Form 10-K reports, are as follows:

	December 31, 2016 Previously Reported	Net Change	December 31, 2016 (Restated)
ASSETS:
Long Term Assets:
Land	$2,851	$952	$3,803
Water assets	32,135	(952)	31,183

LIABILITIES
Liabilities of discontinued operations held for sale	3,639	(798)	2,841
Notes Payable, net of current portion	4,758	798	5,556

NOTE 8 – DISCONTINUED OPERATIONS

During the fourth quarter of 2016, we decided to discontinue operations of our Dionisio Farms and Produce (DFP) subsidiary. We decided to sell all assets associated with this business due to the sustained losses incurred. The assets and liabilities of the discontinued operations are presented separately under the captions “Assets of discontinued operations held for sale” and Liabilities of discontinued operations held for sale,” respectively, in the accompanying Consolidated Balance Sheets at March 31, 2017 and December 31, 2016 consist of the following:

	2017	2016
Assets of discontinued operations held for sale:		(as re-stated)
Cash	$—	$6,000
Accounts receivable	—	37,000
Deposits and other current assets	—	57,000
Land and equipment	699,000	2,685,000
Total assets	$699,000	$2,785,000

Liabilities of discontinued operations held for sale:

Accounts payable	$182,000	$777,000
Accrued liabilities	42,000	42,000
Notes payable	761,000	2,022,000
Total liabilities	$985,000	$2,841,000

The income from discontinued operations presented in the statements of operations consist of the following for the three months ended March 31, 2017 and March 31, 2016:

	March 31, 2017	March 31, 2016
Revenues	$—	$120,000
Cost of goods sold	—	50,000
General and administrative expenses	88,000	—
Depreciation and amortization	119,000	136,000
Interest	21,000	76,000
Other (loss on disposal of assets and intangibles)	319,000	—
Total	$(547,000)	$(142,000)

On March 3, 2017, the Company’s land and water assets associated with farming operations were auctioned off. Gross proceeds from the auction were $1,740,000 with net proceeds of $1,611,000. Proceeds were used to pay off secured debt first with the residual proceeds used to pay unsecured debt.

NOTE 9 – GOING CONCERN

The consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has not generated significant revenues and has incurred net losses (including significant non-cash expenses) of approximately $10,700,000 and $6,157,000 during the years ended December 31, 2016 and 2015, respectively. At March 31, 2017, the Company has a working capital deficit and a stockholders’ deficit of approximately $16,094,000 and $85,959,000, respectively. The HCIC seller carry back debt is in technical default.

These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability or classification of assets or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern. These consolidated financial statements do not include any adjustments that might arise for this uncertainty. The following paragraphs describe management’s plans to mitigate.

The $4M GrowCo Note is classified as current due to the holders’ right to call the note upon 60-day’s notice. We do not believe at this time that these holders will exercise their call option. The HCIC debt of $6.6 million is secured by water and land assets that are valued at approximately $24 million. Should the holders of the HCIC debt demand payment, the value of these assets make the debt re-financeable.

Since December 31, 2016 to May 12, 2017 the Company has collected $1,000,000 under its GrowCo Exchange Note offerings. On May 2, 2017 the company received the proceeds from an unsecured bridge loan totaling $279,000. Beginning the second quarter of 2017, GrowCo will begin receiving rent payments on the first greenhouse. The first use of these funds will be to pay GCP1 accounts payable.

Additionally, we have substantially reduced by general and administrative and cash required for our operations as we have sold our irrigating farming business and reduced staff.

Management Plans

The Company is implementing a new strategy focusing on its water assets along with associated capital raises. On March 13, 2017, we have raised $257,000 as the first round of preferred funding for our new Water Redevelopment Company. We plan to continue capital raises to fund our water initiatives. Another $500,000 to $2,000,000 is expected to be raised in a second round of preferred investment in Water Redevelopment. As of May 12, 2017 we have raised $200,000 in the second round. The company has entered into discussions with an investment banking firm regarding the issuance of a Regulation A Plus offering which is expected to raise up to $10,000,000 in the second half of 2017. The Company has received a term sheet from the investment banking firm and will execute it in the second quarter of 2017.

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

NOTE 10 – RELATED PARTY

During the Three Months Ended March 31, 2017 the following related party transactions occurred:

The following is a list of all related party transactions during the quarter ended March 31, 2017

●	Wayne Harding, Company CEO provided a short term loan to the Company of $25,000. The loan is secured by land assets of the Company and carries an interest rate of 12%.
●	Advances totaling $34,400 resulting in a cumulative total of $72,999 for greenhouse expenses to Johnny Cannaseed, LLC which is majority owned by former Company CEO John McKowen.

●	Accounts Receivable (AR) to Johnny Cannaseed for the quarter ending 3/31/17 was $536K, with total outstanding AR $839K.
●	Advances totaling $26,957 resulting in a cumulative total of $39,505 for greenhouse expense to McGrow, LLC which is majority owned by former Company CEO John McKowen.

●	Payments totaling $178,733 to MCG Services, LLC which is majority owned by former Company CEO John McKowen for costs associated with a services agreement with GrowCo.
●	Advances to MCG Services, LLC total $8,294
●	Advance of $5,000 to McGrow, LLC for services rendered.
●	Payments totaling $11,210 to John McKowen for interest expense on a loan held by Mr. McKowen to GrowCo.
●	Existing investors, including the Thomas Prasil Trust who is a greater than 5% investor, have invested approximately $9.5 M in GrowCo securities.
●

The Chief Executive Officer of Two Rivers serves as the only member of the Sunset Metropolitan District (Sunset). Sunset is a quasi-governmental agency operating under Title 32 of the State of Colorado Constitution. As of March 31, 2017, the Company had advanced $80,000 to Sunset.

NOTE 12 – SUBSEQUENT EVENTS

Pursuant to ASC 855, management has evaluated all events and transactions that occurred from March 31, 2017 through the date of issuance of these financial statements. During this period, we had the following significant subsequent events:

●	On May 3, 2017 the Company received net proceeds of $279,000 from an unsecured short term bridge financing loan.
●	On April 13, 2017 the Company raised $200,000 from a private investor in a Preferred B financing round for its Water Redevelopment Company.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless the context requires otherwise, references in this Form 10-Q to “we,” “our,” “us” and similar terms refer to Two Rivers Water & Farming Company and its subsidiaries.

Note about Forward-Looking Statements

This Form 10-Q contains forward-looking statements, such as statements relating to our financial condition, results of operations, plans, objectives, future performance and business operations. These statements relate to expectations concerning matters that are not historical facts. These forward-looking statements reflect our current views and expectations based largely upon the information currently available to us and are subject to inherent risks and uncertainties. Although we believe our expectations are based on reasonable assumptions, they are not guarantees of future performance and there are a number of important factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements, including the risks described in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2016. By making these forward-looking statements, we do not undertake to update them in any manner except as may be required by our disclosure obligations in filings we make with the Securities and Exchange Commission under the Federal securities laws. Our actual results may differ materially from our forward-looking statements.

Overview

We have two core businesses: developing greenhouses to lease to cannabis growers and water.

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

●	In January 2015, GrowCo Partners 1, LLC or GCP1, began fund raising and construction planning activities for the first greenhouse project. The GCP1 greenhouse consists of a 90,000 square foot greenhouse (plus a 1,000 square feet boiler/mechanical room) and a 15,000 square foot processing and warehouse facility on 40 acres of land. Our construction costs for the GCP1 greenhouse totaled $5.3 million. The GCP1 greenhouse was leased to Suncanna, LLC, or Suncanna, with lease payments scheduled to commence as of September 1, 2016. As of December 31, 2015, we had recorded lease receivables of $700,000 and deferred rent of $43,400 in connection with the Suncanna lease arrangements. In 2016, the Suncanna lease arrangement has been the subject of administrative and judicial proceedings:

–	On April 14, 2016, we were notified that Suncanna LLC had received a notice of suspension from the Marijuana Enforcement Division of the Colorado Department of Revenue. This suspension remains in place until a hearing, which is currently set for November 14, 2016.

–	Due to the suspension order, Suncanna was in violation of its lease agreement with us. On April 25, 2016, GCP1 terminated Suncanna’s lease and began an eviction process against Suncanna. Consequently, during the quarter ended March 31, 2016, we stopped recognizing lease revenue and wrote off the $700,000 lease receivable and $43,400 deferred rent that had been recorded as of December 31, 2016. We also wrote off advances to Suncanna of $587,000.

–	On July 22, 2016 GCP1 received a Writ of Restitution from the Pueblo County Colorado District Court ordering Suncanna to vacate the greenhouse by September 6, 2016.

–	On August 31, 2016, a lawsuit was filed by Aaron Van Wingerden, owner of Suncanna, in Pueblo County Colorado District Court against GrowCo, GrowCo Business Development, LLC, GCP1, GrowCo Funding, LLC., TR Capital, Two Rivers and certain current and former employees, and associates. We believe that the suit has no merit and will have no material impact on our financial condition.

–	On September 6, 2016, in accordance with the Writ of Restitution, Suncanna vacated the greenhouse and GCP1 took possession and began re-conditioning its greenhouse for a new tenant, who began growing operations in the fourth quarter of 2016.

–	On October 27, 2016, in a contempt of court hearing, a Pueblo County Colorado District Court judge ruled in favor of plaintiff Aaron Van Wingerden and against GCP1 in a matter regarding the prevention of Suncanna’s access to GCP1’s greenhouse prior to Suncanna vacating the premises on September 6, 2016. We believe that this ruling was in error and are considering an appeal.

●	Our second greenhouse project will be operated by GrowCo Partners 2, LLC, or GCP2, a subsidiary of Two Rivers. This project will consist of a 90,000 square foot greenhouse and a 15,000 square foot processing and warehouse facility on 40 acres of land. The GCP2 greenhouse structure was ordered in 2016, construction began in January 2016, and completion is projected for the second half of 2017. Our construction costs for the GCP2 greenhouse totaled $2.8 million through March 31, 2017, and we estimate that an additional expenditure of $3.5 million will be required to complete construction. For a summary of financing activities in connection with the GCP2 greenhouse, please see “—Liquidity and Capital Resources” below.

Water

Current Rights Holdings

In Colorado it is important to have both surface and storage rights, of which we have both. To date, we have acquired, managed and used our water assets principally for use in irrigation, to increase the value and yield of our farmland. While the majority of our assets relate to water, our efforts have focused on our farmland and, more recently, our marijuana greenhouse projects.

We own the following surface water rights as of May 12, 2017:

Structure	Elevation (feet)	Priority No.	Appropriation Date	Consumptive Use (A.F.*)	Decreed Amount (cfs**)
Butte Valley Ditch	5,909	1	05/15/1862	360	1.2
		9	05/15/1865		1.8
		86	05/15/1886		3.0
		111	05/15/1886		3.0
Robert Rice Ditch	5,725	19	03/01/1867	131	3.0
Huerfano Valley Ditch	4,894	120 342	02/02/1888 05/01/1905	2,891	42.0 18.0

*    A.F. = Acre Feet

** cfs = cubic feet per second

The following table presents our holdings of storage water rights as of November 7, 2016:

Structure	Elevation (feet)	Priority No.		Appropriation Date	Average Annual Yield (A.F.)	Decreed Amount (A.F.)	Operable Storage (A.F.)
Huerfano Valley Reservoir	4,702	6	*	02/02/1888	1,424	2,017	1,000
Cucharas Valley Reservoir	5,570	66		03/14/1906	3,055	31,956	—
	5,705	66	c**	03/14/1906		34,404
Bradford Reservoir	5,850	64.5		12/15/1905	—	6,000	—
Orlando Reservoir #2	5,911	349		12/14/1905	1,800	3,110	2,400
*	This storage right is only one of three reservoirs included in the Reed Decree. This Decree allows for multiple fillings per year. Other storage rights only allow for a single storage per year.

**	This is a conditional right while the engineering and construction of structures are completed to perfect a water right, in this case to physically store the water. The conditional right establishes a seniority date but allows time for completion of the project. Conditional rights are reviewed every six years by the water court to confirm that progress is being made on the effort to perfect the right. When a conditional water right is perfected, which can be done incrementally in the case of storage, the water right becomes absolute.

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

Based on findings from our water task force, we believe we have several opportunities to capitalize on water assets that we currently own or can acquire, in order to address serious storage and supply challenges faced by municipalities, ranches, farmlands and other commercial enterprises in the Arkansas River Basin. In order to address these opportunities, we have identified the following:

●	We will seek to address the need for municipal water storage.

●	We believe there are a variety of opportunities to lease, both short term and long term, our water assets.

●	We have identified underutilized land and water that we own that could be used to expand our irrigated farming operations.

●	In January 2011, we entered into a water supply agreement to supply water resources for real estate development in Huerfano County, Colorado.

Results of Operations

For the Three Months Ended March 31, 2017, compared to the Three Months Ended March 31, 2016

For the year ended December 31, 2016 our revenues were predominantly derived from the activities of our farming business and greenhouse leasing activities. Near the end of 2016 we decided to discontinue our farming operations. Consequently, we have classified our farming financial results on our income and balance sheet statements as Discontinued Operations.

During the three months ended March 31, 2017, we recorded revenues of $542,000, compared to $0 in the three-month period ended March 31, 2016. The revenues recorded in the three months ended March 31, 2017 was predominantly from our greenhouse operations. Other revenue of $6,000 was from leasing of a property.

Operating expenses during the three months ended March 31, 2017 and 2016 were $528,000 and $1,604,000, respectively. The decrease of $1,076,000 was primarily due to the recording of $910,000 in accounts receivable reserve in the three months ended March 31, 2016 due to the pending eviction of our former tenant in the greenhouse. The remainder of the decline in expenses was due to lower legal and salary costs. During the three months ended March 31, 2017 and 2016, we recognized a loss from continuing operations of $550,000 and $1,880,000, respectively. For the three months ended March 31, 2017 and 2016, loss from discontinued operations was $547,000 and $142,000 respectively.

Other expenses for the three months ended March 31, 2017 and 2016 were $564,000 and $276,000 respectively. The increase of $288,000 was largely due to interest expense.

As the result of the foregoing, the net loss attributed to our common shareholders, after recognizing preferred distributions and income attributed to non-controlling interest, for the three months ended March 31, 2017 was $1,715,000, compared to a loss of $2,590,000 for the three months ended March 31, 2016. The decrease of $875,000 is due primarily to the reasons stated above.

Liquidity and Capital Resources

We historically have funded our operations primarily from the following sources:

●	proceeds of private placements of equity, equity-related and debt securities of Two Rivers Water & Farming Company and subsidiaries;

●	cash flow generated from operations; and

●	loans and lines of credit.

As of March 31, 2017, we had cash and cash equivalents of $406,000. As of March 31, 2017, we had no available line or letters of credit and do not intend to seek any such financing in the foreseeable future.

We currently expect that our cash expenditures will remain constant for the foreseeable future, as we complete our second greenhouse, and seek to monetize our water assets. As a result, our existing cash, cash equivalents and other working capital may not be sufficient to meet all projected cash needs contemplated by our business strategies for the remainder of 2017 and for 2018. To the extent our cash, cash equivalents and other working capital are insufficient to fund our planned activities, we may need to either slow our growth initiatives or raise additional funds through public or private equity or debt financings. We also may need to raise additional funds in the event we determine in the future to affect one or more acquisitions of businesses, technologies and products. If additional funding is required, we cannot assure that we will be able to affect an equity or debt financing on terms acceptable to us or at all.

Sources of Funds

Cash flows generated by our financing activities for the three months ended March 31, 2017 was $1,276,000 compared to $1,304,000 for the three months ended March 30, 2016. During the three months ended March 31, 2017, we completed our GrowCo $5M Exchange Note offering, initiated a new GrowCo $2M Exchange Note offering, and reduced $1,097,000 in principal on our existing debt in conjunction with the sale of our DFP land.

Cash flow from operations has not historically been sufficient to sustain our operations. Cash flow consumed by our operating activities totaled $1,068,000 for the three months Ended March 31, 2017 and $853,000 for the three months Ended March 31, 2016.

Uses of Funds

As of March 31, 2017, we had $2,016,000 in current assets and $18,110,000 in current liabilities. Of the current liabilities, $5,984,000 is from seller carry back notes of our subsidiary Huerfano Cucharas Irrigation Company, or HCIC, that were due March 31, 2017, but have not been paid. As of March 31, 2017, we are in default on the HCIC note payments. As a result, the entire amount of the notes has been classified as current. As of March 31, 2017, management had received written commitments to extend $5,653,000 of these notes to July 1, 2019. The HCIC seller carry back notes have the HCIC ditch system as collateral, with an appraised value of $24,216,000.

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

Cash generated by investing activities was $48,000 for the three months ended March 31, 2017 compared to $811,000 used for the three months ended March 31, 2016. During the three months ended March 31, 2017, we sold land for gross proceeds of $1.7 million and continued on our construction of the GCP2 greenhouse totaling $0.4 million. We estimate that our capital expenditures in the second quarter of 2017 will total approximately $2.0 million.

The consolidated financial statements have been prepared assuming the Company will continue as a going concern.

The Company is implementing a new strategy focusing on its water assets along with associated capital raises. On March 13, 2017, we have raised $257,000 as the first round of preferred funding for our new Water Redevelopment Company. We plan to continue capital raises to fund our water initiatives. Another $500,000 to $2,000,000 is expected to be raised in a second round of preferred investment in Water Redevelopment. As of May 12, 2017 we have raised $200,000 in the second round. The company has entered into discussions with an investment banking firm regarding the issuance of a Regulation A Plus offering which is expected to raise up to $10,000,000 in the second half of 2017. The Company has received a term sheet from the investment banking firm and will execute it in the second quarter of 2017.

We believe that the actions planned by management to address our liquidity issues as described above are probable of occurring and mitigating the substantial doubt raised by our historical operating results and satisfying our estimated liquidity needs 12 months from the issuance of the financial statements. However, we cannot predict, with certainty, the outcome of our actions to generate liquidity, including the availability of additional financing, or whether such actions would generate the expected liquidity as currently planned.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to the impact of interest rate changes and change in the market values of our real estate properties and water assets. Because we had no market risk sensitive instruments outstanding as of March 31, 2017, it was determined that there was no material market risk exposure to our consolidated financial position, results of operations, or cash flows as of such date. We do not enter into derivatives or other financial instruments for trading or speculative purposes.

ITEM 4. CONTROLS AND PROCEDURES

Management’s Evaluation of Disclosures Controls and Procedures

Our management, comprised of our chief executive officer (CEO) and chief financial officer (CFO), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based on that evaluation, and taking the matters described below into account, the Company’s CEO and CFO have concluded that our disclosure controls and procedures over financial reporting were not effective during reporting period ended March 31, 2017.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting. “Internal control over financial reporting” is defined in Rule 13a-15(f) or 15d-15(f) under the Exchange Act as a process designed by, or under the supervision of, a company’s principal executive and principal financial officers and effected by a company’s board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. generally accepted accounting principles and includes those policies and procedures that:

●	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of a company;

●	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles and that receipts and expenditures of a company are being made only in accordance with authorizations of management and directors of a company; and

●	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of a company’s assets that could have a material effect on the financial statements.

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

Based upon our evaluation of internal controls, the Company’s management determined that the Company’s controls over financial reporting were not adequate to ensure complex accounting calculations were performed correctly. As such, the Company’s Chief Executive Officer and Chief Financial Officer and have concluded that the Company’s disclosure controls and procedures contain a material weakness as of the end of the period covered by this Report. Because of the material weaknesses identified, a reasonable possibility exists that a material misstatement in our consolidated financial statements will not be prevented or detected on a timely basis. While our internal controls are established and followed, it is clear by the identified weaknesses that they were not operating as they should be. Management believes that this was the case due to our limited staff along with time constraints and staff turnover. However, our Chief Executive Officer and Chief Financial Officer, who is also our Principal Accounting Officer, believes that the financial statements included in this quarterly report on Form 10-Q present, in all material respects, our financial position, results of operations and cash flows for the periods presented, in conformity with U.S. GAAP.

Plan for Remediation of Material Weaknesses

The remediation effort outlined below is intended to address the identified material weaknesses in internal control over financial reporting.

We plan to do a formal assessment of our internal controls before the end of our quarter ending June 30, 2017; thereby allowing for internal corrective action before our year ending December 31, 2017.

This Quarterly Report on Form 10-Q does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting due to an exemption provided by the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, enacted into law in July 2010. The Dodd-Frank Act provides smaller public companies and debt-only issuers with a permanent exemption from the requirement to obtain an external audit on the effectiveness of internal financial reporting controls provided in Section 404(b) of the Sarbanes-Oxley Act. We are a smaller reporting company and are eligible for this exemption under the Dodd-Frank Act.

Changes in Internal Control over Financial Reporting

We will continue to monitor the effectiveness of our internal control over financial reporting in the areas affected by the facts described above and employ any additional tools and resources deemed necessary to ensure that our financial statements are fairly stated in all material respects.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In 2016, the Suncanna lease arrangement has been the subject of administrative and judicial proceedings:

●	On April 14, 2016 we were notified that Suncanna LLC had received a notice of suspension from the Marijuana Enforcement Division of the Colorado Department of Revenue. This suspension remains in place until a hearing.

●	This caused Suncanna to be in violation of its lease with GCP1. On April 25, 2016, GCP1 terminated Suncanna’ s lease and began an eviction process against Suncanna. Due to the eviction process, during the three months ended March 31, 2016, we wrote off $743,000 in Lease Revenues – Related Party, wrote off $587,000 in advances to Suncanna, and did not recognize any Lease Revenues – Related Party.

●	On July 22, 2016 GCP1 received a Writ of Restitution from the Pueblo County Colorado District Court ordering Suncanna to vacate the greenhouse by September 6, 2016.

●	On August 31, 2016 a lawsuit was filed by Aaron Van Wingerden, owner of Suncanna, in Pueblo County Colorado District Court against GrowCo, GrowCo Business Development, LLC, GCP1, GrowCo Funding, LLC., TR Capital, Two Rivers and certain current and former employees, and associates. We believe that the suit has no merit and will have no material impact on our financial condition.

●	On September 6, 2016, in accordance with the Writ of Restitution, Suncanna vacated the greenhouse and GCP1 took possession and began re-conditioning its greenhouse for a new tenant, who began growing operations in the fourth quarter of 2016.

●	On October 27, 2016, in a contempt of court hearing, a Pueblo County Colorado District Court judge ruled in favor of plaintiff Aaron Van Wingerden and against GCP1 in a matter regarding the prevention of Suncanna’s access to GCP1’s greenhouse prior to Suncanna vacating the premises on September 6, 2016. We believe that this ruling was in error and are appealing this decision.

Management believes that this case is without merit and has filed a cross-complaint to recover amounts owed by Suncanna under the Suncanna lease agreement.

The Company, the State of Colorado (Office of the State Engineer and the local Division Engineer), and neighboring water rights holders have been involved in litigation concerning water rights and claims by the State concerning an existing dam in Huerfano County, Colorado, and a demand by the State to breach the dam structure. (Two Rivers Water and Farming Co. vs. Welton Land and Water Co., (Pueblo Water Court)).  As part of the litigation, Two Rivers has sought to have certain water rights demands by the neighboring water rights holders deemed wasteful.  In the quarter ending March 31, 2016, the Company entered into a stipulation agreement with the State, settling the State’s claims, whereby the Company agreed to take the existing dam structure down to the sediment level.  This is anticipated to occur in late 2017.  The Company also intends to work with the Colorado State Engineer to construct a new dam close to the prior dam structure, pending financing.  The remainder of the litigation between the Company and the neighboring water rights holders awaits a trial setting.

For additional background regarding these actions, please see “ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—Overview—Greenhouse Development and Leasing” above.

ITEM 1A. RISK FACTORS

The risks described in Item 1A. Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2016, could materially and adversely affect our business, financial condition and results of operations. Those risk factors do not identify all risks that we face, and operations could also be affected by factors that are not presently known to us or that we currently consider to be immaterial to our operations.

ITEM 6. EXHIBITS

The following exhibits are being filed as part of this Form 10-Q:

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer pursuant to the Section 302 of the Sarbanes-Oxley Act
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TWO RIVERS WATER & FARMING COMPANY

Date: May 15, 2017	By:	/s/ Wayne Harding
Wayne Harding
Chief Executive Officer

Date: May 15, 2017	By:	/s/ Bill Gregorak
Bill Gregorak
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document