Form 10-Q
period 2017-06-30
TWO RIVERS WATER & FARMING Co
filed 2017-08-11
CIK 1302946

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _____________

Commission file number: 000-51139

Two Rivers Water & Farming Company

(Exact Name of Registrant as Specified in Its Charter)

Colorado	13-4228144
(State or Other Jurisdiction or Incorporation or Organization)	(I.R.S. Employer Identification No.)

3025 S Parker Rd. Ste 140 Aurora, Colorado	80014
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (303) 222-1000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)	Emerging growth company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

As of August 7, 2017 there were 32,281,271 shares outstanding of the registrant’s Common Stock.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TWO RIVERS WATER & FARMING COMPANY AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except for number of shares)

	June 30, 2017 (unaudited)	December 31, 2016 (derived from audit as restated)
ASSETS:
Current Assets:
Cash and cash equivalents	$536	$150
Accounts receivable related party, net	2,015	240
Deposits and other current assets	119	5
Assets of discontinued operations held for sale	—	2,785
Total Current Assets	2,670	3,180
Long Term Assets:
Property, equipment and software, net	226	599
Land	3,728	3,803
Water assets	31,270	31,183
Greenhouse and infrastructure	5,284	5,402
Construction in progress	3,895	3,520
Other long term assets	194	80
Total Long Term Assets	44,597	44,587
TOTAL ASSETS	$47,267	$47,767

LIABILITIES & STOCKHOLDERS’ EQUITY:
Current Liabilities:
Accounts payable	$1,209	$1,495
Accrued liabilities	1,194	695
Current portion of notes payable	13,104	10,780
Preferred dividend payable	4,300	3,105
Liabilities of discontinued operations held for sale	257	2,841
Total Current Liabilities	20,064	18,916
Notes Payable, net of current portion and unamortized debt issuance costs	5,245	5,556
Total Liabilities	25,309	24,472
Commitments & Contingencies
Stockholders’ Equity:
Common stock, $0.001 par value, 100,000,000 shares authorized, 31,975,110 and 30,452,075 shares issued and outstanding at June 30, 2017 and December 31, 2016	32	31
Additional paid-in capital	75,985	75,142
Accumulated (deficit)	(86,432)	(84,244)
Total Two Rivers Water Company Shareholders’ Equity	(10,415)	(9,071)
Noncontrolling interest in subsidiary	32,373	32,366
Total Stockholders’ Equity	21,958	23,295
TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$47,267	$47,767

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

TWO RIVERS WATER & FARMING COMPANY AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(In Thousands, except Per Share Data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenue
Leasing – Greenhouse (related party)	$1,323	$25	$1,859	$25
Other	18	33	24	33
Total Revenue	1,341	58	1,883	58

Operating Expenses:
General and administrative	177	599	576	2,100
Depreciation and amortization	120	36	249	106
Total operating expenses	297	635	825	2,206
Profit (Loss) from Operations	1,044	(577)	1,058	(2,148)
Other Income (Expense)
Interest (expense)	(697)	(484)	(1,187)	(799)
Gain on disposal of assets	152	—	80	—
Other income	11	—	9	39
Total other income (expense)	(534)	(484)	(1,098)	(760)
Net (Loss) from Continuing Operations before Taxes	510	(1,061)	(40)	(2,908)
Income tax (provision) benefit	—	—	—	—
Net (Loss) from discontinued operations	(534)	(249)	(1,081)	(391)
Net (Loss)	(24)	(1,310)	(1,121)	(3,299)
Net loss (income) attributable to noncontrolling interest	85	(8)	143	(8)
Net Income (Loss)	61	(1,318)	(978)	(3,307)
Preferred shareholder distributions	(519)	(642)	(1,195)	(1,243)
Net Loss Attributable to Common Shareholders	$(458)	$(1,960)	$(2,173)	$(4,550)
Profit (Loss) Per Common Share - Basic and Dilutive:	$(0.01)	$(0.07)	$(0.07)	$(0.16)
Weighted Average Shares Outstanding:
Basic and dilutive	31,775	28,827	30,485	27,904

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

TWO RIVERS WATER & FARMING COMPANY AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In Thousands)

(Unaudited)

	For the Six Months Ended June 30,
	2017	2016
Cash Flows from Operating Activities:
Net (Loss)	$(2,316)	$(4,550)
Adjustments to reconcile net income or (loss) to net cash (used in) operating activities:
Depreciation and amortization	250	327
Accretion of debt discount	169	131
Loss from debt extinguishment	46	—
Write off of Suncanna receivable and advance	—	910
Stock Option and Warrant expense	194	(14)
In-kind distributions	—	503
Loss (gain) on write down of intangible assets related to farming ops.	—	—
Loss (gain) on write down of assets related to property and equipment	588	—
Net change in operating assets and liabilities:
(Increase) decrease in accounts receivable	32	74
(Increase) in accounts receivable, related party	(1,771)	—
Decrease in farm product	—	(1,494)
(Increase) decrease in deposits, prepaid expenses and other assets	(171)	14
Increase (decrease) in accounts payable	(723)	1,504
Increase in distribution payable to preferred shareholders	1,195	399
Increase in accrued liabilities and other	465	10
Net Cash (Used in) Operating Activities	(2,042)	(2,186)

Cash Flows from Investing Activities:
Purchase of property and equipment	(109)	(117)
Proceeds from sale of property and equipment	829
Purchase of land, water shares, infrastructure	—	(279)
Construction in progress	(376)	(1,208)
Net Cash Provided by (Used in) Investing Activities	344	(1,604)

Cash Flows from Financing Activities:
GrowCo LLC preferred membership offerings	—	1,207
Proceeds from sale of preferred membership units	253	—
Proceeds from warrant exercises	208	—
Proceeds from long-term debt	2,034	2,409
Payment on notes payable	(411)	(220)
Net Cash Provided by Financing Activities	2,084	3,396
Net Increase (Decrease) in Cash & Cash Equivalents	386	(394)
Beginning Cash & Cash Equivalents	150	521
Ending Cash & Cash Equivalents	$536	$127

Continued on next page

Continued from previous page

	For the Six Months Ended June 30,
	2017	2016
Supplemental Disclosure of Cash Flow Information
Cash paid for interest, net of $131 and $114 respectively capitalized into CIP	$426	$546
Land exchanged for debt	$1,606	$—
Shares issued in exchange for debt	$238	$—
Conversion of TR Cap into Two Rivers common shares	$70	$—
Conversion of Accounts Payable into Water Redev preferred shares	$100	$—

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

TWO RIVERS WATER & FARMING COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2017 and June 30, 2016

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

Overview

In 2009, we began acquiring and developing irrigated farmland and associated water rights and infrastructure. As of June 30, 2017, we owned 7,012 gross acres.

In May 2014, we formed GrowCo, which issued 20,000,000 shares of its common stock to Two Rivers. In August 2014, we announced that we were reserving 10,000,000 of the GrowCo shares for distribution to holders of our Common Stock as of four record dates (January 1, 2015; April 1, 2015; July 1, 2015 and October 1, 2015) after a registration statement covering GrowCo common shares has been filed and declared effective, which has not yet occurred. On each record date, we recorded a pending distribution of 2,500,000 GrowCo common shares on a pro rata basis to holders of Common Stock.

On January 20, 2015, GrowCo Partners 1, LLC, or GCP1, completed a $4.4 million financing for the first greenhouse project, which consists of a 90,000 square foot greenhouse and 15,000 square foot processing and warehouse facility on 40 acres of land. GCP1’s greenhouse was partially occupied in September with lease revenue beginning September 1, 2015. On April 14, 2016, we received notice from the Marijuana Enforcement Division of the Colorado Department of Revenue that the then current tenant, Suncanna, LLC (“Suncanna”), had received a suspension order. This suspension, in addition to non-payment of back due lease payments owed, caused Suncanna to be in violation of its lease with GCP1. Therefore, GCP1 began the eviction process against Suncanna. Due to the eviction process, during the six months ended June 30, 2016, we wrote off $743,000 in Lease Revenues – Related Party, wrote off $587,000 in advances to Suncanna, and did not recognize any Lease Revenues – Related Party. During the six months ended June 30, 2016, we recognized $25,000 in greenhouse lease revenue from a payment received from Suncanna in early April 2016. The total write off of $1.330 million was partially offset by a $350,000 reduction in the amount owed to the GCP1 preferred unit holders. On July 22, 2016 GCP1 received a Writ of Restitution from the Pueblo County Colorado District Court ordering Suncanna to vacate GCP1’s greenhouse by September 6, 2016. On August 31, 2016, a lawsuit was filed by Aaron Van Wingerden, owner of Suncanna, in Pueblo County Colorado District Court against GrowCo, GrowCo Business Development, LLC., GCP1, GrowCo Funding, LLC., TR Capital, Two Rivers and certain current and former employees, and associates. The Company believes that the suit has no merit and will have no material impact on the Company’s financial condition.

Our second greenhouse project will also consist of a 90,000 square foot greenhouse and 15,000 square foot processing and warehouse facility on an additional 40 acres of land. Upon completion, this project will be operated, as a landlord, by GrowCo Partners 2, LLC, or GCP 2. GCP 2’s greenhouse structure was ordered in 2016. Construction on this greenhouse began in early January 2016 with an expected completion in late 2017 or early 2018.

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

In the first quarter of 2016, GrowCo obtained $300,000 in subscriptions and associated payments in a promissory note offering of up to $1.5 million. In September 2016 GrowCo changed the offering to two series of promissory notes with aggregate principal amounts of up to either $6 million or $7 million, in each case together with warrants to purchase, at a price of $0.25 per share, 1.00 GrowCo common shares for each dollar invested in the related promissory notes. The initial four investors in the $6 million version of the notes received warrants to purchase one TURV share for each $1.00 invested at a price of $0.50 per share. Of the $300,000 principal amount of notes issued earlier, $200,000 were exchanged for the new note and warrant packages and $100,000 remain outstanding. As of March 7, 2017, GrowCo had raised $5.0 million, including the $200,000 of notes issued in exchange for the earlier offered notes, at which time the offering was closed. A new $2M offering was subsequently initiated in March 2017 with substantially the same terms for the purposes of finishing the second greenhouse. As of August 7, 2017, $1,000,000 had been raised in this new offering.

Water Redevelopment Company

We formed Water Redevelopment Company (“Water Redev”) in February 2017 for the purpose of separating our water assets from the rest of our business and to enable additional raising of capital for the purpose of investing in our water assets. Water Redevelopment Company is a subsidiary of Two Rivers and focuses on development and redevelopment of infrastructure for water management and delivery. Water is one of the most basic, core assets. Water Redev’s first area of focus is in the Huerfano-Cucharas river basin in southeastern Colorado.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of Two Rivers along with its farming, water and greenhouse operations. All significant inter-company balances and transactions have been eliminated in consolidation.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Item 210 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by U.S. GAAP for complete financial statements, although the Company believes that the disclosures made are adequate to make the information not misleading. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation for the periods presented have been included as required by Regulation S-X, Rule 10-01. Operating results for the six months ended June 30, 2017 are not necessarily indicative of the results that may be expected for the year ended December 31, 2017. It is suggested that these condensed consolidated financial statements be read in conjunction with the Company’s consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the Securities and Exchange Commission on March 30, 2017.

Non-controlling Interest

Below is the detail of non-controlling interest shown on the condensed consolidated balance sheets.

	June 30, 2017	December 31, 2016
TR Capital	$20,482,000	$20,552,000
HCIC	1,371,000	1,381,000
F-1	29,000	29,000
F-2	162,000	162,000
DFP	452,000	452,000
GrowCo	(352,000)	(206,000)
GrowCo Partners 1, LLC	3,601,000	3,621,000
GCP Super Units, LLC	4,923,000	4,923,000
Water Redevelopment Company, LLC	253,000	—
TR Cap 20150630 Distribution, LLC	497,000	497,000
TR Cap 20150930 Distribution, LLC	460,000	460,000
TR Cap 20151231 Distribution, LLC	495,000	495,000
Totals	$32,373,000	$32,366,000

In 2015, $152,000 of TR Capital Preferred Membership units were exchanged, pursuant to a pre-existing exchange agreement, for Two Rivers’ common shares and $60,000 of Two Rivers Farms F-2, Inc. (“F-2”) membership units converted into Two Rivers’ common shares. Two Rivers also formed six LLC special entities (TR Cap 20160630 Distribution, TR Cap 20160930 Distribution, and TR Cap 20161231) to provide in-kind distributions totaling $1,452,000 to holders of TR Capital Preferred Membership units.

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

Below is a summary of premises and equipment:

Asset Type	Life in Years	June 30, 2017	December 31, 2016
Office equipment, furniture	5 – 7	$11,000	$11,000
Computers	3	47,000	47,000
Vehicles	5	136,000	116,000
Farm equipment	7 – 10	381,000	1,632,000
Irrigation system	10	—	995,000
Buildings	27.5	15,000	393,000
Website	3	7,000	7,000
Subtotal		597,000	3,201,000
Less: Accumulated depreciation		(371,000)	(1,842,000)
Net book value		$226,000	$1,359,000

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

Revenue Recognition

Lease Revenues

The lease between GCP1, a subsidiary of TR Cap, and its related party lessee, Suncanna, was classified as an operating lease under ASC 840. Our lease with Johnny Cannaseed, our current tenant, is also classified as an operating lease.

On April 14, 2016, we received notice from the Marijuana Enforcement Division of the Colorado Department of Revenue that Suncanna had received a suspension order. This caused Suncanna to be in violation of its lease with GCP1. Therefore, GCP1 began an eviction process against Suncanna. Due to the eviction process, during the six months ended June 30, 2016, we wrote off $743,000 in Lease Revenues – Related Party, wrote off $587,000 in advances to Suncanna, and did not recognize any Lease Revenues – Related Party. The total write off of $1.330 million is partially off-set by a $350,000 reduction in the amount owed to the GCP1 preferred unit holders.

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

Net (Loss) per Share

Basic net (loss) per share is computed by dividing net income (loss) attributed to Two Rivers available to common shareholders for the period by the weighted average number of common shares outstanding for the period. Diluted net income (loss) per share is computed by dividing the net income for the period by the weighted average number of common and potential common shares outstanding during the period.

The dilutive effect of the outstanding 126,000 RSUs, 6,163,315 options, and 16,461,663 warrants at June 30, 2017, has not been included in the determination of diluted earnings per share since, under ASC 260 they would anti-dilutive.

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

Construction costs are as follows:

	Six Months Ended June 30, 2017	Year Ended December 31, 2016
Beginning balance	$3,520,000	$4,684,000
Additions	433,000	2,495,000
Finished - Transferred	(58,000)	(3,659,000)
Ending Balance	$3,895,000	$3,520,000

The Company estimates an additional expenditure of $3.5 million is required for the completion of the GCP2 greenhouse and warehouse.

NOTE 4 – NOTES PAYABLE

Below is a summary of the Company’s consolidated long term debt:

	June 30, 2017		Dec. 31, 2016
Note	Principal Balance	Accrued Interest	Principal Balance	Interest Rate	Security
HCIC seller carry back	$6,434,000	$179,000	$6,645,000	6%	Shares in the Mutual Ditch Company
CWCB	748,000	10,000	798,000	2.5%	Certain Orlando and Farmland assets
FirstOak Bank - Dionisio Farm	—	—	771,000	(1)	Dionisio farmland and 146.4 shares of Bessemer Irrigating Ditch Company Stock, well permits
FirstOak Bank - Dionisio Farm	—	—	118,000	(2)	Dionisio farmland and 9 shares of Bessemer Irrigating Ditch Company Stock, well permits, water leases
Seller Carry Back - Dionisio	—	—	590,000	6.0%	Unsecured
FirstOak Bank - Mater	—	—	156,000	(1)	Secured by Mater assets purchased
McFinney Agri-Finance	524,000	—	625,000	6.8%	2,579 acres of pasture land in Ellicott Colorado
GrowCo, Inc.
GrowCo $4M notes	4,000,000	403,000	4,000,000	22.5%	Various land and water assets
GrowCo $1.5M exchange note	100,000	8,000	100,000	22.5%	Various land and water assets
GrowCo $6M exchange notes	2,010,000	227,000	2,010,000	22.5%	Various land and water assets
GrowCo $7M exchange notes	2,977,000	154,000	2,677,000	10.0%-22.5%	Various land and water assets
GrowCo $2M exchange notes	1,224,000	33,000	—	22.5%	Various land and water assets
GrowCo Short Term Loan	25,000	—	$25,000	22.5%	Unsecured
Hemp Loan	—	—	71,000	18.0%	Unsecured
Two Rivers Short Term Loan	25,000	—	—	18.0%	Unsecured
Two Rivers Short Term Loan	300,000	30,000	—	20.0%	Unsecured
WaterRedev. Convertible Note	200,000	5,000	—	12.0%	Pasture land near Colorado Springs Colorado
Equipment loans	222,000	—	300,000	5 - 8%	Specific equipment
Total	18,789,000	$1,049,000	18,886,000
Less: HCIC discount	—		—
Less: GrowCo discount	(440,000)		(530,000)
Less: Current portion	(13,104,000)		(12,590,000)
Long term portion	$5,245,000		$5,766,000
(1) Prime rate + 1%, but not less than 6%.
(2) Prime rate + 1.5%, but not less than 6%.

The Company elected to adopt early FASB ASU 2016-03, whereby debt issuance costs are recorded as a deduction from the carrying value of liability, and not recorded as an asset. The debt issuance costs are amortized using the effective interest method. As of June 30, 2017 and December 31, 2016, the total debt discount was $439,000 and $530,000, respectively.

HCIC Carry Back Loan

For the six months ended June 30, 2017, the Company is in technical default on $5,934,000 of the HCIC carry back notes due to non-payment of principle. Consequently, the entire amount of the notes have been classified as current. Management has been in contact with the various holders about an extension to July 1, 2019. As of June 30, 2017, management has received written commitments to extend $5,653,000 of these notes to July 1, 2019.

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

Operating results for each of the segments of the Company are as follows (in thousands):

	Six Months Ended June 30, 2017					Six Months Ended June 30, 2016
	Parent (Two Rivers)	Farms (DFP)	Greenhouse (GrowCo., GCP1, GCP2)	Water (TR Cap)	Total	Parent	Farms	Greenhouse	Water	Total
Revenue	$—	$—	$1,859	$24	$1,883	$—	$—	$25	$33	$58
Less: direct cost of revenue	—	—	—	—	—	—	—	—	—	—
Gross Margin	—	—	1,859	24	1,883	—	—	25	33	58
Total Operating Expenses	(433)	—	(207)	(185)	(825)	(555)	—	(1,620)	(32)	(2,207)
Total Other Income (Expense)	(31)	—	(1,020)	(47)	(1,098)	(1)	—	(447)	(312)	(760)
Net (Loss) from Operations Before Income Taxes	(464)	—	632	(208)	(40)	(556)	—	(2,042)	(311)	(2,909)
Income Taxes (Expense)/Credit	—	—	—	—	—	—	—	—	—	—
Net (Loss) from discontinued operations	—	(1,081)	—	—	(1,081)	—	(390)	—	—	(390)
Net (Loss) from Operations	(464)	(1,081)	632	(208)	(1,121)	(556)	(390)	(2,042)	(311)	(3,299)
Preferred dividends	(987)	—	(203)	(5)	(1,195)	(948)	—	(295)	—	(1,243)
Non-controlling interest	—	—	146	(3)	143	—	—	—	(8)	(8)
Net (Loss)	$(1,451)	$(1,081)	$574	$(215)	$(2,173)	$(1,504)	$(390)	$(2,337)	$(319)	$(4,550)
Segment Assets	$1,362	$—	$11,489	$34,416	$47,267	$1,925	$7,691	$7,689	$31,962	$49,267

NOTE 6 – LEGAL PROCEEDINGS

In 2016, the Suncanna lease arrangement was the subject of administrative and judicial proceedings:

●	On April 14, 2016 we were notified that Suncanna LLC had received a notice of suspension from the Marijuana Enforcement Division of the Colorado Department of Revenue. This suspension remains in place until a hearing.

●	The suspension caused Suncanna to be in violation of its lease with GCP1. On April 25, 2016, GCP1 terminated Suncanna’s lease and began an eviction process against Suncanna. Due to the eviction process, during the six months ended June 30, 2016, we wrote off $743,000 in Lease Revenues – Related Party, wrote off $587,000 in advances to Suncanna, and did not recognize any Lease Revenues – Related Party.

●	On July 22, 2016 GCP1 received a Writ of Restitution from the Pueblo County Colorado District Court ordering Suncanna to vacate the greenhouse by September 6, 2016.

●	On August 31, 2016, a lawsuit was filed by Aaron Van Wingerden, owner of Suncanna, in Pueblo County Colorado District Court against GrowCo, GrowCo Business Development, LLC, GCP1, GrowCo Funding, LLC., TR Capital, Two Rivers and certain current and former employees, and associates. We believe that the suit has no merit and will have no material impact on our financial condition.

●	On September 6, 2016, in accordance with the Writ of Restitution, Suncanna vacated the greenhouse and GCP1 took possession and began re-conditioning its greenhouse for a new tenant, who began growing operations in the fourth quarter of 2016.

●	On October 27, 2016, in a contempt of court hearing, a Pueblo County Colorado District Court judge ruled in favor of plaintiff Aaron Van Wingerden and against GCP1 in a matter regarding the prevention of Suncanna’s access to GCP1’s greenhouse prior to Suncanna vacating the premises on September 6, 2016. We believe that this ruling was in error and are appealing this decision.

●	On June 29, 2017 a mediation session was held in Colorado Springs between all parties involved with the Suncanna lawsuit along with each party’s legal counsel. To date, no settlement has been proposed.

Management believes that this case is without merit and has filed a cross-complaint to recover amounts owed by Suncanna under the Suncanna lease agreement.

The Company, the State of Colorado (Office of the State Engineer and the local Division Engineer), and neighboring water rights holders have been involved in litigation concerning water rights and claims by the State concerning an existing dam in Huerfano County, Colorado, and a demand by the State to breach the dam structure. (Two Rivers Water and Farming Co. vs. Welton Land and Water Co., (Pueblo Water Court)). As part of the litigation, Two Rivers has sought certain water rights demands by the neighboring water rights holders deemed wasteful. In the quarter ending June 30, 2016, the Company entered into a stipulation agreement with the State, settling the State’s claims, whereby the Company agreed to take the existing dam structure down to the sediment level. This is anticipated to occur in late 2017. The Company also intends to work with the Colorado State Engineer to construct a new dam close to the prior dam structure, pending financing. The remainder of the litigation between the Company and the neighboring water rights holders awaits a trial setting.

NOTE 7 – IMMATERIAL ERROR CORRECTIONS

This Quarterly Report on Form 10-Q of the Company for the six months ended June 30, 2017, includes the restatement of the Company’s previously filed consolidated balance sheets for the fiscal year ended December 31, 2016.

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

The assets and liabilities of the discontinued operations are presented separately under the captions “Assets of discontinued operations held for sale” and Liabilities of discontinued operations held for sale,” respectively, in the accompanying Consolidated Balance Sheets at June 30, 2017 and December 31, 2016 consist of the following:

Assets of discontinued operations held for sale:	June 30, 2017	December 31, 2016 (as re-stated)
Cash	$—	$6,000
Accounts receivable	—	37,000
Deposits and other current assets	—	57,000
Land and equipment	—	2,685,000
Total assets	$—	$2,785,000
Liabilities of discontinued operations held for sale
Accounts payable	$159,000	$777,000
Accrued liabilities	—	42,000
Notes payable	98,000	2,022,000
Total Liabilities	$257,000	$2,841,000

The income from discontinued operations presented in the statements of operations consist of the following for the six months ended June 30, 2017 and June 30, 2016:

	June 30, 2017	June 30, 2016
Revenues	$—	$127,000
Cost of goods sold	—	$102,000
General and administrative expenses	353,000	115,000
Depreciation and amortization	1,000	240,000
Interest	41,000	60,000
Other (loss on disposal of assets and intangibles)	686,000	—
Total	$(1,081,000)	$(390,000)

On March 3, 2017, the Company’s land and water assets associated with farming operations were auctioned off. Gross proceeds from the auction were $1,740,000 with net proceeds of $1,611,000. Proceeds were used to pay off secured debt first with the residual proceeds used to pay unsecured debt.

NOTE 9 – GOING CONCERN

The consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has not generated significant revenues and has incurred net losses (including significant non-cash expenses) of approximately $10,700,000 and $6,157,000 during the years ended December 31, 2016 and 2015, respectively. At June 30, 2017, the Company has a working capital deficit and a stockholders’ deficit of approximately $17,394,000 and $86,432,000, respectively. The HCIC seller carry back debt is in technical default.

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

The $4M GrowCo Note is classified as current due to the holders’ right to call the note upon 60-days notice. We do not believe at this time that these holders will exercise their call option. The HCIC debt of $6.6 million is secured by water and land assets that are valued at approximately $24 million. Should the holders of the HCIC debt demand payment, the value of these assets makes the debt re-financeable.

Since December 31, 2016 to August 7, 2017 the Company has collected $1,346,000 under its GrowCo Exchange Note offerings. On May 2, 2017, the company received the proceeds from an unsecured bridge loan totaling $279,000. Beginning the third quarter of 2017, GrowCo began receiving rent payments on the first greenhouse. The first use of these funds will be to pay GCP1 accounts payable.

Additionally, we have substantially reduced by general and administrative and cash required for our operations as we have sold our irrigating farming business and reduced staff.

Management Plans

The Company is implementing a new strategy focusing on its water assets along with associated capital raises. On March 13, 2017, we have raised $257,000 as the first round of preferred funding for our new Water Redevelopment Company. We plan to continue capital raises to fund our water initiatives. Another $200,000 has been raised in a second round of preferred investment in Water Redevelopment. The Company has signed a term sheet with an investment banking firm on July 27 for the establishment of an equity line of credit line that will provide up to $100,000 per month in capital to the Company by selling new registered shares of the Company stock into the public market. Definitive documents are expected to be signed by August 17. The Company has entered into discussions with an investment banking firm regarding the issuance of a private placement for our Water Redev subsidiary followed by a Regulation A Plus offering which combined is expected to raise up to $10,000,000 in the second half of 2017.

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

NOTE 10 – RELATED PARTY

During the Six Months Ended June 30, 2017 the following related party transactions occurred:

●	Wayne Harding, Company CEO provided a short term loan to the Company of $25,000. The loan is secured by land assets of the Company and carries an interest rate of 12%.

●	Advances totaling $34,400 resulting in a cumulative total of $72,999 for greenhouse expenses to Johnny Cannaseed, LLC which is majority owned by former Company CEO John McKowen.

●	Accounts Receivable (AR) to Johnny Cannaseed for the quarter ending 6/30/17 was $1,050K, with total outstanding AR $2,015K.

●	Advances totaling $26,957 resulting in a cumulative total of $39,505 for greenhouse expense to McGrow, LLC which is majority owned by former Company CEO John McKowen.

●	Payments totaling $178,733 to MCG Services, LLC which is majority owned by former Company CEO John McKowen for costs associated with a services agreement with GrowCo.

●	Advances to MCG Services, LLC total $13,294.

●	Payments totaling $11,210 to John McKowen for interest expense on a loan held by Mr. McKowen to GrowCo.

●	Existing investors, including the Thomas Prasil Trust who is a greater than 5% investor, have invested approximately $10.5 M in GrowCo securities.

●	The Chief Executive Officer of Two Rivers serve as the only members of the Sunset Metropolitan District (Sunset). Sunset is a quasi-governmental agency operating under Title 32 of the State of Colorado Constitution. As of June 30, 2017, the Company had advanced $80,000 to Sunset.

●	On June 29, 2017 a mediation session was held in Colorado Springs between all parties involved with the Suncanna lawsuit along with each party’s legal counsel. To date, no settlement has been proposed.

●	The Company leases it’s former corporate headquarters office space to Johnny Cannaseed. Total lease payments are $47,000 per year.

NOTE 11 – SUBSEQUENT EVENTS

Pursuant to ASC 855, management has evaluated all events and transactions that occurred from June 30, 2017 through the date of issuance of these financial statements. During this period, we had the following significant subsequent events:

●	On July 27, the Company signed a term sheet whereby the Company will issue registered shares of stock to an accredited investment banking firm in return for advances against an equity line of credit. The Company will receive up to $100,000 per month to be used for working capital.

●	On July 11, 2017, the Company and its related party tenant Johnny Cannaseed executed a First Amendment to the GCP1 lease agreement whereby the payment terms were changed to a seven month rent deferral and accrual from five months for one half of the greenhouse. Another first amendment was executed for the second half of the GCP1 lease agreement whereby the payment terms were changed to an eight month rent deferral and accrual from five months.

●	On July 12, 2017, the Board approved a request from HCIC warrant holders to exercise up to 50% of their warrants, at a reduced price to be established as the closing price on July 21, 2017, in exchange for a corresponding reduction in debt. Three warrant holders exercised a total of 287,750 warrants at a price of $0.2672 per share resulting in a $76,887 reduction in HCIC debt.

●	On July 19, Joe McKowen, son of former Two Rivers CEO John McKowen, was elected to the GrowCo board of directors and was named company treasurer.

●	Wayne Harding, Company CEO provided a loan to the company on August 4, 2017 of $50,000. A previous loan of $25,000 plus interest was retired upon issuance of the new loan. The loan is for two years, is secured by land assets of the Company and carries an interest rate of 18%. On August 8, 2017 an investor in the Company loaned the Company $200,000 under the same terms.

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

•	In January 2015, GrowCo Partners 1, LLC or GCP1, began fund raising and construction planning activities for the first greenhouse project. The GCP1 greenhouse consists of a 90,000 square foot greenhouse (plus a 1,000 square feet boiler/mechanical room) and a 15,000 square foot processing and warehouse facility on 40 acres of land. Our construction costs for the GCP1 greenhouse totaled $5.3 million. The GCP1 greenhouse was leased to Suncanna, LLC, or Suncanna, with lease payments scheduled to commence as of September 1, 2016. As of December 31, 2015, we had recorded lease receivables of $700,000 and deferred rent of $43,400 in connection with the Suncanna lease arrangements. In 2016, the Suncanna lease arrangement has been the subject of administrative and judicial proceedings:

–	On April 14, 2016, we were notified that Suncanna LLC had received a notice of suspension from the Marijuana Enforcement Division of the Colorado Department of Revenue. This suspension remains in place until a hearing, which is currently set for November 14, 2016.

–	Due to the suspension order, Suncanna was in violation of its lease agreement with us. On April 25, 2016, GCP1 terminated Suncanna’s lease and began an eviction process against Suncanna. Consequently, during the quarter ended June 30, 2016, we stopped recognizing lease revenue and wrote off the $700,000 lease receivable and $43,400 deferred rent that had been recorded as of December 31, 2016. We also wrote off advances to Suncanna of $587,000.

–	On July 22, 2016 GCP1 received a Writ of Restitution from the Pueblo County Colorado District Court ordering Suncanna to vacate the greenhouse by September 6, 2016.

–	On August 31, 2016, a lawsuit was filed by Aaron Van Wingerden, owner of Suncanna, in Pueblo County Colorado District Court against GrowCo, GrowCo Business Development, LLC, GCP1, GrowCo Funding, LLC., TR Capital, Two Rivers and certain current and former employees, and associates. We believe that the suit has no merit and will have no material impact on our financial condition.

–	On September 6, 2016, in accordance with the Writ of Restitution, Suncanna vacated the greenhouse and GCP1 took possession and began re-conditioning its greenhouse for a new tenant, who began growing operations in the fourth quarter of 2016.

–	On October 27, 2016, in a contempt of court hearing, a Pueblo County Colorado District Court judge ruled in favor of plaintiff Aaron Van Wingerden and against GCP1 in a matter regarding the prevention of Suncanna’s access to GCP1’s greenhouse prior to Suncanna vacating the premises on September 6, 2016. We believe that this ruling was in error and are considering an appeal.

–	On June 29, 2017, a mediation session was held in Colorado Springs between all parties involved with the Suncanna lawsuit along with each party’s legal counsel. To date, no settlement has been proposed.

•	Our second greenhouse project will be operated by GrowCo Partners 2, LLC, or GCP2, a subsidiary of Two Rivers. This project will consist of a 90,000 square foot greenhouse and a 15,000 square foot processing and warehouse facility on 40 acres of land. The GCP2 greenhouse structure was ordered in 2016, construction began in January 2016, and completion is projected for the second half of 2017. Our construction costs for the GCP2 greenhouse totaled $2.8 million through June 30, 2017, and we estimate that an additional expenditure of $3.5 million will be required to complete construction. For a summary of financing activities in connection with the GCP2 greenhouse, please see “—Liquidity and Capital Resources” below.

Water

Current Rights Holdings

In Colorado, it is important to have both surface and storage rights, of which we have both. To date, we have acquired, managed and used our water assets principally for use in irrigation, to increase the value and yield of our farmland. While the majority of our assets relate to water, our efforts have focused on our farmland and, more recently, our marijuana greenhouse projects.

We own the following surface water rights as of August 7, 2017:

Structure	Elevation (feet)	Priority No.	Appropriation Date	Consumptive Use (A.F.*)	Decreed Amount (cfs**)
		1	05/15/1862		1.2
Butte Valley Ditch	5,909	9	05/15/1865	360	1.8
		86	05/15/1886		3.0
		111	05/15/1886		3.0
Robert Rice Ditch	5,725	19	03/01/1867	131	3.0
Huerfano Valley Ditch	4,894	120	02/02/1888	2,891	42.0
		342	05/01/1905		18.0

* A.F. = Acre Feet.

**	cfs = cubic feet per second.

The following table presents our holdings of storage water rights as of November 7, 2016:

Structure	Elevation (feet)	Priority No.		Appropriation Date	Average Annual Yield (A.F.)	Decreed Amount (A.F.)	Operable Storage (A.F.)
Huerfano Valley Reservoir	4,702	6	*	02/02/1888	1,424	2,017	1,000
Cucharas Valley Reservoir	5,570	66		03/14/1906	3,055	31,956	—
	5,705	66	c**	03/14/1906		34,404
Bradford Reservoir	5,850	64.5		12/15/1905	—	6,000	—
Orlando Reservoir #2	5,911	349		12/14/1905	1,800	3,110	2,400

*	This storage right is only one of six reservoirs included in the Reed Decree. This Decree allows for multiple fillings per year. Other storage rights only allow for a single storage per year.

**	This is a conditional right while the engineering and construction of structures are completed to perfect a water right, in this case to physically store the water. The conditional right establishes a seniority date but allows time for completion of the project. Conditional rights are reviewed every six years by the water court to confirm that progress is being made on the effort to perfect the right. When a conditional water right is perfected, which can be done incrementally in the case of storage, the water right becomes absolute.

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

Results of Operations

For the Three Months Ended June 30, 2017, Compared to the Three Months Ended June 30, 2016

For the year ended December 31, 2016 our revenues were predominantly derived from the activities of our farming business and greenhouse leasing activities. Near the end of 2016 we decided to discontinue our farming operations. Consequently, we have classified our farming financial results on our income and balance sheet statements as Discontinued Operations.

During the three months ended June 30, 2017, we recorded revenues of $1,341,000, compared to $58,000 in the three-month period ended June 30, 2016. The increase in revenues from the prior year was due to our greenhouse operations. Other revenue of $18,000 and $33,000, respectively was from leasing of properties.

Operating expenses during the three months ended June 30, 2017 and 2016 were $297,000 and $635,000, respectively. The decrease of $338,000 was due to lower legal and salary costs. During the three months ended June 30, 2017 and 2016, we recognized a profit from continuing operations of $510,000 compared to a loss of $1,061,000, respectively. For the three months ended June 30, 2017 and 2016, loss from discontinued operations was $534,000 and $249,000 respectively.

Other expenses for the three months ended June 30, 2017 and 2016 were $534,000 and $484,000 respectively. The increase of $50,000 was largely due to an increase in interest expense of $213,000, partially offset by a $152,000 gain on the sale of land assets.

As the result of the foregoing, the net loss attributed to our common shareholders, after recognizing preferred distributions and income attributed to non-controlling interest, for the three months ended June 30, 2017 was $458,000, compared to a loss of $1,960,000 for the three months ended June 30, 2016. The decrease of $1,502,000 is due primarily to the substantial increase in greenhouse revenues and the other reasons stated above.

For the Six Months Ended June 30, 2017, compared to the Six Months Ended June 30, 2016

During the six months ended June 30, 2017, we recorded revenues of $1,883,000, compared to $58,000 in the six-month period ended June 30, 2016. The increase in revenues from the prior year was overwhelmingly due to our greenhouse operations. Other revenue of $24,000 was from leasing of a properties.

Operating expenses during the six months ended June 30, 2017 and 2016 were $825,000 and $2,206,000, respectively. The decrease of $1,381,000 was primarily due to the recording of $910,000 in accounts receivable reserve in the six months ended June 30, 2016 due to the pending eviction of our former tenant in the greenhouse. The remainder of the decline in expenses was due to lower legal and salary costs. During the six months ended June 30, 2017 and 2016, we recognized a loss from continuing operations of $40,000 compared to a loss of $2,908,000, respectively. For the six months ended June 30, 2017 and 2016, loss from discontinued operations was $1,081,000 and $391,000 respectively.

Other expenses for the six months ended June 30, 2017 and 2016 were $1,098,000 and $760,000 respectively. The increase of $338,000 was largely due to an increase in interest expense of $388,000, partially offset by a gain on the sale of property of $80,000.

As the result of the foregoing, the net loss attributed to our common shareholders, after recognizing preferred distributions and income attributed to non-controlling interest, for the six months ended June 30, 2017 was $2,173,000, compared to a loss of $4,550,000 for the six months ended June 30, 2016. The decrease of $2,377,000 is due primarily to the substantial increase in greenhouse revenues and the other reasons stated above.

Liquidity and Capital Resources

We historically have funded our operations primarily from the following sources:

●	proceeds of private placements of equity, equity-related and debt securities of Two Rivers Water & Farming Company and subsidiaries;

●	cash flow generated from operations; and

●	loans and lines of credit.

As of June 30, 2017, we had cash and cash equivalents of $536,000. As of June 30, 2017, we had no available commercial banking line or letters of credit and do not intend to seek any such financing in the foreseeable future.

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

Sources of Funds

Cash flows generated by our financing activities for the six months ended June 30, 2017 was $2,084,000 compared to $3,396,000 for the six months ended June 30, 2016. During the six months ended June 30, 2017, we raised $1,224,000 from our GrowCo $2M Exchange Note offering, and reduced $1,713,000 in principal on our debt in conjunction with the sale of our DFP equipment.

Cash flow from operations has not historically been sufficient to sustain our operations. Cash flow consumed by our operating activities totaled $2,049,000 for the six months Ended June 30, 2017 and $2,186,000 for the six months Ended June 30, 2016.

Uses of Funds

As of June 30, 2017, we had $2,670,000 in current assets and $20,064,000 in current liabilities. Of the current liabilities, $5,934,000 is from seller carry back notes of our subsidiary Huerfano Cucharas Irrigation Company, or HCIC, that were originally due June 30, 2016. As of June 30, 2017, we are in default on the HCIC note payments. As a result, the entire amount of the notes has been classified as current. As of June 30, 2017, management had received written commitments to extend $5,653,000 of these notes to July 1, 2019. The HCIC seller carry back notes have the HCIC ditch system as collateral, with an appraised value of $24,216,000.

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

Cash generated by investing activities was $344,000 for the six months ended June 30, 2017 compared to $1,604,000 used for the six months ended June 30, 2016. During the six months ended June 30, 2017, we sold property and equipment for net proceeds of $800,000 and continued on our construction of the GCP2 greenhouse totaling $400,000.

The consolidated financial statements have been prepared assuming the Company will continue as a going concern.

The Company is implementing a new strategy focusing on its water assets along with associated capital raises. On March 13, 2017, we raised $257,000 as the first round of preferred funding for our new Water Redevelopment Company. We plan to continue capital raises to fund our water initiatives. On April 17 $200,000 was raised in a second round of preferred investment in Water Redevelopment. The Company has signed a term sheet with an investment banking firm on July 27 for the establishment of an equity line of credit line that will provide up to $100,000 per month in capital to the Company by selling new registered shares of the Company stock into the public market. Definitive documents are expected to be signed by August 17. The Company has entered into discussions with an investment banking firm regarding the issuance of a private placement for our Water Redev subsidiary followed by a Regulation A Plus offering which combined is expected to raise up to $10,000,000 in the second half of 2017. The Company has received a term sheet from the investment banking firm and will execute it in the third quarter of 2017.

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

Revenue Recognition

The lease between GCP1, a subsidiary of TR Cap, and its related party lessee, Johnny Cannaseed, is classified as an operating lease under ASC 840.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to the impact of interest rate changes and change in the market values of our real estate properties and water assets. Because we had no market risk sensitive instruments outstanding as of June 30, 2017, it was determined that there was no material market risk exposure to our consolidated financial position, results of operations, or cash flows as of such date. We do not enter into derivatives or other financial instruments for trading or speculative purposes.

ITEM 4. CONTROLS AND PROCEDURES

Management’s Evaluation of Disclosures Controls and Procedures

Our management, comprised of our chief executive officer (CEO) and chief financial officer (CFO), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based on that evaluation, and taking the matters described below into account, the Company’s CEO and CFO and have concluded that our disclosure controls and procedures over financial reporting were not effective during reporting period ended June 30, 2017.

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

Based upon our evaluation of internal controls, the Company’s management determined that the Company’s controls over financial reporting were not adequate to ensure complex accounting calculations were performed correctly. As such, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures contain a material weakness as of the end of the period covered by this Report. Because of the material weaknesses identified, a reasonable possibility exists that a material misstatement in our consolidated financial statements will not be prevented or detected on a timely basis. While our internal controls are established and followed, it is clear by the identified weaknesses that they were not operating as they should be. Management believes that this was the case due to our limited staff along with time constraints and staff turnover. However, our Chief Executive Officer and Chief Financial Officer, who is also our Principal Accounting Officer, believes that the financial statements included in this quarterly report on Form 10-Q present, in all material respects, our financial position, results of operations and cash flows for the periods presented, in conformity with U.S. GAAP.

Plan for Remediation of Material Weaknesses

The remediation effort outlined below is intended to address the identified material weaknesses in internal control over financial reporting.

We plan to do a formal assessment of our internal controls before the end of our quarter ending September 30, 2017; thereby allowing for internal corrective action before our year ending December 31, 2017.

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

PART II. OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

In 2016, the Suncanna lease arrangement has been the subject of administrative and judicial proceedings:

●	On April 14, 2016 we were notified that Suncanna LLC had received a notice of suspension from the Marijuana Enforcement Division of the Colorado Department of Revenue. This suspension remains in place until a hearing.

●	This caused Suncanna to be in violation of its lease with GCP1. On April 25, 2016, GCP1 terminated Suncanna’ s lease and began an eviction process against Suncanna. Due to the eviction process, during the six months ended June 30, 2016, we wrote off $743,000 in Lease Revenues – Related Party, wrote off $587,000 in advances to Suncanna, and did not recognize any Lease Revenues – Related Party.

●	On July 22, 2016 GCP1 received a Writ of Restitution from the Pueblo County Colorado District Court ordering Suncanna to vacate the greenhouse by September 6, 2016.

●	On August 31, 2016 a lawsuit was filed by Aaron Van Wingerden, owner of Suncanna, in Pueblo County Colorado District Court against GrowCo, GrowCo Business Development, LLC, GCP1, GrowCo Funding, LLC., TR Capital, Two Rivers and certain current and former employees, and associates. We believe that the suit has no merit and will have no material impact on our financial condition.

●	On September 6, 2016, in accordance with the Writ of Restitution, Suncanna vacated the greenhouse and GCP1 took possession and began re-conditioning its greenhouse for a new tenant, who began growing operations in the fourth quarter of 2016.

●	On October 27, 2016, in a contempt of court hearing, a Pueblo County Colorado District Court judge ruled in favor of plaintiff Aaron Van Wingerden and against GCP1 in a matter regarding the prevention of Suncanna’s access to GCP1’s greenhouse prior to Suncanna vacating the premises on September 6, 2016. We believe that this ruling was in error and are appealing this decision.

●	On June 29, 2017 a mediation session was held in Colorado Springs between all parties involved with the Suncanna lawsuit along with each party’s legal counsel. To date, no settlement has been proposed.

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

ITEM 6.   EXHIBITS

The following exhibits are being filed as part of this Form 10-Q:

Exhibit Number	Description
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2	Certification of Principal Financial Officer pursuant to the Section 302 of the Sarbanes-Oxley Act.
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TWO RIVERS WATER & FARMING COMPANY

Date: August 11, 2017	By:	/s/ Wayne Harding
Wayne Harding
Chief Executive Officer

Date: August 11, 2017	By:	/s/ Bill Gregorak
Bill Gregorak
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2	Certification of Principal Financial Officer pursuant to the Section 302 of the Sarbanes-Oxley Act.
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document