Form 10-Q
period 2017-09-30
TWO RIVERS WATER & FARMING Co
filed 2017-11-13
CIK 1302946

UNIted States

SeCURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

or

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

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ] No [X]

As of November 7, 2017 there were 32,687,221 shares outstanding of the registrant’s Common Stock.

2

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TWO RIVERS WATER & FARMING COMPANY AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except for number of shares)

	September 30, 2017	December 31, 2016
	(unaudited)	(derived from audit as restated)
ASSETS:
Current Assets:
Cash and cash equivalents	$102	$150
Accounts receivable	5	—
Accounts receivable related party, net	1,514	240
Deposits and other current assets	120	5
Assets of discontinued operations held for sale	—	2,785
Total Current Assets	1,741	3,180
Long Term Assets:
Property, equipment and software, net	214	599
Land	3,602	3,803
Water assets	31,223	31,183
Greenhouse and infrastructure	5,407	5,402
Construction in progress	3,968	3,520
Accounts receivable related party, net	1,241	—
Other long term assets	85	80
Total Long Term Assets	45,740	44,587
TOTAL ASSETS	$47,481	$47,767

LIABILITIES & STOCKHOLDERS’ EQUITY:
Current Liabilities:
Accounts payable	$966	$1,495
Accrued liabilities	1,534	695
Current portion of notes payable	13,307	10,780
Preferred dividend payable	4,984	3,105
Liabilities of discontinued operations held for sale	320	2,841
Total Current Liabilities	21,111	18,916
Security deposit	16	—
Notes Payable, net of current portion and unamortized debt issuance costs	5,121	5,556
Total Liabilities	26,248	24,472
Commitments & Contingencies
Stockholders’ Equity:
Common stock, $0.001 par value, 100,000,000 shares authorized, 32,472,221and 30,452,075 shares issued and outstanding at September 30, 2017 and December 31, 2016	33	31
Additional paid-in capital	76,615	75,142
Accumulated (deficit)	(87,393)	(84,244)
Total Two Rivers Water Company Shareholders’ Equity	(10,745)	(9,071)
Noncontrolling interest in subsidiary	31,978	32,366
Total Stockholders’ Equity	21,233	23,295
TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$47,481	$47,767

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

TWO RIVERS WATER & FARMING COMPANY AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(In Thousands, except Per Share Data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenue
Leasing – Greenhouse (related party)	$1,006	$-	$2,865	$25
Other	16	7	40	40
Total Revenue	1,022	7	2,905	65
Operating Expenses:
General and administrative	625	617	1,201	2,717
Depreciation and amortization	94	46	343	152
Total operating expenses	719	663	1,544	2,869
Profit (Loss) from Operations	303	(656)	1,361	(2,804)
Other Income (Expense)
Interest (expense)	(717)	(463)	(1,905)	(1,262)
Warrant expense	(93)	-	(93)	-
Gain (loss) on disposal of assets	(72)	-	9	-
Other income	-	8	9	47
Total other income (expense)	(882)	(455)	(1,980)	(1,215)
Net (Loss) from Continuing Operations before Taxes	(579)	(1,111)	(619)	(4,019)
Income tax (provision) benefit	-	-	-	-
Net (Loss) from discontinued operations	(92)	77	(1,174)	(316)
Net (Loss)	(671)	(1,035)	(1,793)	(4,335)
Net loss (income) attributable to noncontrolling interest	395	1	538	(7)
Net Income (Loss)	(276)	(1,034)	(1,255)	(4,342)
Preferred shareholder distributions	(686)	(695)	(1,880)	(1,938)
Net Loss Attributable to Common Shareholders	$(962)	$(1,729)	$(3,135)	$(6,280)
Profit (Loss) Per Common Share - Basic and Dilutive:	$(0.03)	$(0.06)	$(0.10)	$(0.22)
Weighted Average Shares Outstanding:
Basic and dilutive	31,974	28,064	31,571	27,957

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

TWO RIVERS WATER & FARMING COMPANY AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In Thousands)

(Unaudited)

	For the Nine Months Ended September 30
	2017	2016
Cash Flows from Operating Activities:
Net (Loss)	$(3,673)	$(6,280)
Adjustments to reconcile net income or (loss) to net cash (used in) operating activities:
Depreciation and amortization	344	542
Accretion of debt discount	326	177
Loss from debt extinguishment	70	-
Write off of Suncanna receivable and advance	-	910
Stock Option and Warrant expense	728	14
In-kind distributions	-	495
Loss (gain) on write down of assets related to property and equipment	578	-
Net change in operating assets and liabilities:
(Increase) decrease in accounts receivable	32	(1,235)
(Increase) in accounts receivable, related party	(2,515)	-
Decrease in farm product	-	(1,135)
(Increase) decrease in deposits, prepaid expenses and other assets	(63)	(11)
Increase (decrease) in accounts payable	(987)	2,978
Increase in distribution payable to preferred shareholders	1,881	1,093
Increase in accrued liabilities and other	820	329
Net Cash (Used in) Operating Activities	(2,459)	(2,123)

Cash Flows from Investing Activities:
Purchase of property and equipment	(79)	-
Proceeds from sale of property and equipment	945	(125)
Purchase of land, water shares, infrastructure	-	(446)
Construction in progress	(616)	(2,163)
Net Cash Provided by (Used in) Investing Activities	250	(2,734)

Cash Flows from Financing Activities:
GrowCo LLC preferred membership offerings	-	1,095
Proceeds from sale of preferred membership units	252	-
Proceeds from warrant exercises	209	-
Proceeds from long-term debt	2,236	4,199
Payment on notes payable	(536)	(355)
Net Cash Provided by Financing Activities	2,161	4,939
Net Increase (Decrease) in Cash & Cash Equivalents	(48)	82
Beginning Cash & Cash Equivalents	150	521
Ending Cash & Cash Equivalents	$102	$603

Continued on next page

Continued from previous page

	For the Nine Months Ended September 30
	2017	2016
Supplemental Disclosure of Cash Flow Information
Cash paid for interest, net of $122 and $132 respectively capitalized into CIP	$961	$835
Land exchanged for debt	$1,606	$-
Shares issued in exchange for debt	$322	$-
Conversion of TR Cap into Two Rivers common shares	$70	$-
Conversion of Accounts Payable into Water Redev preferred shares	$100	$-

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

TWO RIVERS WATER & FARMING COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2017 and September 30, 2016

(Unaudited)

NOTE 1 – ORGANIZATION AND BUSINESS

Unless the context requires otherwise, references in these notes to “Two Rivers,” the “Company,” “we,” “our,” “us” and similar terms are to Two Rivers Water & Farming Company and its subsidiaries.

Corporate Evolution

In 2014, we formed a new company, TR Capital Partners, LLC or TR Capital, which issued all its common units to Two Rivers Water & Farming Company, and our direct and indirect subsidiaries entered into a series of related transactions as the result of which assets and operations of those subsidiaries were transferred to TR Capital. As a result, TR Capital operates or controls all of the operations formerly conducted by those subsidiaries, and we classify TR Capital as Two Rivers Water & Farming Company for purposes of our financial statements. Two Rivers has divided its operations into our traditional lines of business of farming and water, which are operated by us, and our cannabis-focused business, which is operated by our subsidiary GrowCo, Inc., or GrowCo.

Overview

In 2009, we began acquiring and developing irrigated farmland and associated water rights and infrastructure. As of September 30, 2017, we owned 6,942 gross acres.

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

On January 20, 2015, GrowCo Partners 1, LLC, or GCP1, completed a $4.4 million financing for the first greenhouse project, which consists of a 90,000 square foot greenhouse and 15,000 square foot processing and warehouse facility on 40 acres of land. GCP1’s greenhouse was partially occupied in September with lease revenue beginning September 1, 2015. On April 14, 2016, we received notice from the Marijuana Enforcement Division of the Colorado Department of Revenue that the then current tenant, Suncanna, LLC (“Suncanna”), had received a suspension order. This suspension, in addition to non-payment of back due lease payments owed, caused Suncanna to be in violation of its lease with GCP1. Therefore, GCP1 began the eviction process against Suncanna. Due to the eviction process, during the nine months ended September 30, 2016, we wrote off $743,000 in Lease Revenues – Related Party, wrote off $587,000 in advances to Suncanna, and did not recognize any Lease Revenues – Related Party. During the nine months ended September 30, 2016, we recognized $25,000 in greenhouse lease revenue from a payment received from Suncanna in early April 2016. The total write off of $1.330 million was partially offset by a $350,000 reduction in the amount owed to the GCP1 preferred unit holders. On July 22, 2016 GCP1 received a Writ of Restitution from the Pueblo County Colorado District Court ordering Suncanna to vacate GCP1’s greenhouse by September 6, 2016. On August 31, 2016, a lawsuit was filed by Aaron Van Wingerden, owner of Suncanna, in Pueblo County Colorado District Court against GrowCo, GrowCo Business Development, LLC., GCP1, GrowCo Funding, LLC., TR Capital, Two Rivers and certain current and former employees, and associates. The Company believes that the suit has no merit and will have no material impact on the Company’s financial condition.

Our second greenhouse project will also consist of a 90,000 square foot greenhouse and 15,000 square foot processing and warehouse facility on an additional 40 acres of land. Upon completion, this project will be operated, as a landlord, by GrowCo Partners 2, LLC, or GCP 2. GCP 2’s greenhouse structure was ordered in 2016. Construction on this greenhouse began in early January 2016 with an expected completion in mid-2018.

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

In the first quarter of 2016, GrowCo obtained $300,000 in subscriptions and associated payments in a promissory note offering of up to $1.5 million. In September 2016 GrowCo changed the offering to two series of promissory notes with aggregate principal amounts of up to either $6 million or $7 million, in each case together with warrants to purchase, at a price of $0.25 per share, 1.00 GrowCo common shares for each dollar invested in the related promissory notes. The initial four investors in the $6 million version of the notes received warrants to purchase one TURV share for each $1.00 invested at a price of $0.50 per share. Of the $300,000 principal amount of notes issued earlier, $200,000 were exchanged for the new note and warrant packages and $100,000 remain outstanding. As of March 7, 2017, GrowCo had raised $5.0 million, including the $200,000 of notes issued in exchange for the earlier offered notes, at which time the offering was closed. A $2M offering was subsequently initiated in March 2017 with substantially the same terms for the purposes of finishing the second greenhouse. As of November 7, 2017, $1,520,000 had been raised in this offering.

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Item 210 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by U.S. GAAP for complete financial statements, although the Company believes that the disclosures made are adequate to make the information not misleading. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation for the periods presented have been included as required by Regulation S-X, Rule 10-01. Operating results for the nine months ended September 30, 2017 are not necessarily indicative of the results that may be expected for the year ended December 31, 2017. It is suggested that these condensed consolidated financial statements be read in conjunction with the Company’s consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the Securities and Exchange Commission on March 30, 2017.

Non-controlling Interest

Below is the detail of non-controlling interest shown on the condensed consolidated balance sheets.

	September 30, 2017	December 31, 2016
TR Capital	$20,482,000	$20,552,000
HCIC	1,370,000	1,381,000
F-1	29,000	29,000
F-2	162,000	162,000
DFP	452,000	452,000
GrowCo	(746,000)	(206,000)
GrowCo Partners 1, LLC	3,601,000	3,621,000
GCP Super Units, LLC	4,923,000	4,923,000
Water Redevelopment Company, LLC	253,000	-
TR Cap 20150630 Distribution, LLC	497,000	497,000
TR Cap 20150930 Distribution, LLC	460,000	460,000
TR Cap 20151231 Distribution, LLC	495,000	495,000
Totals	$31,978,000	$32,366,000

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

Below is a summary of premises and equipment:

Asset Type	Life in Years	September 30, 2017	December 31, 2016
Office equipment, furniture	5 – 7	$11,000	$11,000
Computers	3	47,000	47,000
Vehicles	5	76,000	116,000
Farm equipment	7 – 10	299,000	1,632,000
Irrigation system	10	-	995,000
Buildings	27.5	15,000	393,000
Website	3	7,000	7,000
Subtotal		455,000	3,201,000
Less: Accumulated depreciation		(241,000)	(1,842,000)
Net book value		$214,000	$1,359,000

Land

Land acquired for farming or water rights is recorded at cost. Expenditures for leveling the land are added to the cost of the land. Irrigation is not capitalized in the cost of Land (Property and Equipment above). Land is not depreciated. However, once per year or whenever events and circumstances indicate the carrying value may not be recoverable, Management will assess the value of land held, and in their opinion, if the land has become impaired, Management will establish an allowance against the land.

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

Revenue Recognition

Lease Revenues

The lease between GCP1, a subsidiary of TR Cap, and its related party lessee, Suncanna, was classified as an operating lease under ASC 840. Our lease with Johnny Cannaseed, our current tenant and a related party, is also classified as an operating lease. Payments under the lease agreements with Johnny Cannaseed are deferred for seven months after occupancy and these deferred rent payments will be repaid over a period of 24 months after payments begin.

On April 14, 2016, we received notice from the Marijuana Enforcement Division of the Colorado Department of Revenue that Suncanna had received a suspension order. This caused Suncanna to be in violation of its lease with GCP1. Therefore, GCP1 began an eviction process against Suncanna. Due to the eviction process, during the nine months ended September 30, 2016, we wrote off $743,000 in Lease Revenues – Related Party, wrote off $587,000 in advances to Suncanna, and did not recognize any Lease Revenues – Related Party. The total write off of $1.330 million is partially off-set by a $350,000 reduction in the amount owed to the GCP1 preferred unit holders.

On July 22, 2016 GCP1 received a court ordered Writ of Restitution from the Pueblo County Colorado District Court ordering Suncanna, the Company’s then tenant in its marijuana-focused greenhouse, to vacate the greenhouse by September 6, 2016. On September 6, 2016, the Company took possession of the greenhouse and began re-conditioning it for the new tenant which began growing operations in one half of the greenhouse in December 2016.

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

The dilutive effect of the outstanding 118,000 RSUs, 6,163,315 options, and 17,533,944 warrants at September 30, 2017, has not been included in the determination of diluted earnings per share since, under ASC 260 they would anti-dilutive.

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

Construction costs are as follows:

	Nine Months Ended September 30, 2017	Year Ended December 31, 2016
Beginning balance	$3,520,000	$4,684,000
Additions	506,000	2,495,000
Finished - Transferred	(58,000)	(3,659,000)
Ending Balance	$3,968,000	$3,520,000

The Company estimates an additional expenditure of $3.5 million is required for the completion of the GCP2 greenhouse and warehouse.

NOTE 4 – NOTES PAYABLE

Below is a summary of the Company’s consolidated long term debt:

	September 30, 2017		Dec. 31, 2016
Note	Principal Balance	Accrued Interest	Principal Balance	Interest Rate	Security
HCIC seller carry back	$6,382,000	$330,000	$6,645,000	6%	Shares in the Mutual Ditch Company
CWCB	748,000	10,000	798,000	2.5%	Certain Orlando and Farmland assets
FirstOak Bank - Dionisio Farm	-	-	771,000	(1)	Dionisio farmland and 146.4 shares of Bessemer Irrigating Ditch Company Stock, well permits
FirstOak Bank - Dionisio Farm	-	-	118,000	(2)	Dionisio farmland and 9 shares of Bessemer Irrigating Ditch Company Stock, well permits, water leases
Seller Carry Back - Dionisio	-	-	590,000	6.0%	Unsecured
FirstOak Bank - Mater	-	-	156,000	(1)	Secured by Mater assets purchased
McFinney Agri-Finance	443,000	-	625,000	6.8%	2,579 acres of pasture land in Ellicott Colorado
GrowCo, Inc.
GrowCo $4M notes	4,000,000	383,000	4,000,000	22.5%	Various land and water assets
GrowCo $1.5M exchange note	100,000	9,000	100,000	22.5%	Various land and water assets
GrowCo $6M exchange notes	2,010,000	243,000	2,010,000	22.5%	Various land and water assets
GrowCo $7M exchange notes	2,977,000	246,000	2,677,000	10.0%-22.5%	Various land and water assets
GrowCo $2M exchange notes	1,520,000	73,000	-	22.5%	Various land and water assets
GrowCo Short Term Loan	-	-	$25,000	22.5%	Unsecured
Hemp Loan	-	-	71,000	18.0%	Unsecured
Two Rivers Long Term Loan	275,000	11,000	-	18.0%	Unsecured
Two Rivers Short Term Loan	300,000	40,000	-	20.0%	Unsecured
WaterRedev. Convertible Note	200,000	11,000	-	12.0%	Pasture land near Colorado Springs Colorado
Equipment loans	216,000	-	300,000	5 - 8%	Specific equipment
Total	19,171,000	$1,356,000	18,886,000
Less: Two Rivers discount	(136,000)		-
Less: GrowCo discount	(509,000)		(530,000)
Less: Current portion	(13,405,000)		(12,590,000)
Long term portion	$5,121,000		$5,766,000

(1) Prime rate + 1%, but not less than 6%.
(2) Prime rate + 1.5%, but not less than 6%.

The Company elected to adopt early FASB ASU 2016-03, whereby debt issuance costs are recorded as a deduction from the carrying value of liability, and not recorded as an asset. The debt issuance costs are amortized using the effective interest method. As of September 30, 2017 and December 31, 2016, the total debt discount was $645,000 and $530,000, respectively.

HCIC Carry Back Loan

For the nine months ended September 30, 2017, the Company is in technical default on $6,382,000 of the HCIC carry back notes due to non-payment of principle. Consequently, the entire amount of the notes have been classified as current. Management has been in contact with the various holders about an extension to July 1, 2019. As of September 30, 2017, management has received written commitments to extend $5,653,000 of these notes to July 1, 2019.

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

Operating results for each of the segments of the Company are as follows (in thousands):

	Nine Months Ended September 30, 2017					Nine Months Ended September 30, 2016
	Parent (Two Rivers)	Farms (DFP)	Greenhouse (GrowCo., GCP1, GCP2)	Water (TR Cap)	Total	Parent	Farms	Greenhouse	Water	Total
Revenue	$-	$-	$2,865	$40	$2,905	$-	$-	$25	$40	$65
Less: direct cost of revenue	-	-	-	-	-	-	-	-	-	-
Gross Margin	-	-	2,865	40	2,905	-	-	25	40	65
Total Operating Expenses	(571)	-	(306)	(667)	(1,544)	(582)	-	(2,123)	(165)	(2,870)
Total Other Income (Expense)	(41)	-	(1,689)	(250)	(1,980)	7	-	(763)	(459)	(1,215)
Net (Loss) from Operations Before Income Taxes	(612)	-	870	(877)	(619)	(575)	-	(2,861)	(584)	(4,020)
Income Taxes (Expense)/Credit	-	-	-	-	-	-	-	-	-	-
Net (Loss) from discontinued operations	-	(1,174)	-	-	(1,174)	-	(315)	-	-	(315)
Net (Loss) from Operations	(612)	(1,174)	870	(877)	(1,793)	(575)	(315)	(2,861)	(584)	(4,335)
Preferred dividends	(1,480)	-	(394)	(6)	(1,880)	(1,443)	-	(495)	-	(1,938)
Non-controlling interest	-	-	540	(2)	538	-	-	-	(7)	(7)
Net (Loss)	$(2,092)	$(1,174)	$1,016	$(885)	$(3,135)	$(2,108)	$(315)	$(3,356)	$(591)	$(6,280)
Segment Assets	$907	$-	$12,309	$34,265	$47,481	$2,075	$8,659	$8,763	$32,137	$51,634

NOTE 6 – LEGAL PROCEEDINGS

In 2016, the Suncanna lease arrangement was the subject of administrative and judicial proceedings:

●	On April 14, 2016, we were notified that Suncanna LLC had received a notice of suspension from the Marijuana Enforcement Division of the Colorado Department of Revenue. This suspension remains in place until a hearing.

●	The suspension caused Suncanna to be in violation of its lease with GCP1. On April 25, 2016, GCP1 terminated Suncanna’s lease and began an eviction process against Suncanna. Due to the eviction process, during the nine months ended September 30, 2016, we wrote off $743,000 in Lease Revenues – Related Party, wrote off $587,000 in advances to Suncanna, and did not recognize any Lease Revenues – Related Party.

●	On July 22, 2016 GCP1 received a Writ of Restitution from the Pueblo County Colorado District Court ordering Suncanna to vacate the greenhouse by September 6, 2016.

●	On August 31, 2016, a lawsuit was filed by Aaron Van Wingerden, owner of Suncanna, in Pueblo County Colorado District Court against GrowCo, GrowCo Business Development, LLC, GCP1, GrowCo Funding, LLC, TR Capital, Two Rivers and certain current and former employees, and associates. We believe that the suit has no merit and will have no material impact on our financial condition.

●	On September 6, 2016, in accordance with the Writ of Restitution, Suncanna vacated the greenhouse and GCP1 took possession and began re-conditioning its greenhouse for a new tenant, who began growing operations in the fourth quarter of 2016.

●	On October 27, 2016, in a contempt of court hearing, a Pueblo County Colorado District Court judge ruled in favor of plaintiff Aaron Van Wingerden and against GCP1 in a matter regarding the prevention of Suncanna’s access to GCP1’s greenhouse prior to Suncanna vacating the premises on September 6, 2016. We believe that this ruling was in error and are appealing this decision.

●	On June 29, 2017, a mediation session was held in Colorado Springs between all parties involved with the Suncanna lawsuit along with each party’s legal counsel. To date, no settlement has been proposed.

Management believes that this case is without merit and has filed a cross-complaint to recover amounts owed by Suncanna under the Suncanna lease agreement.

The Company, the State of Colorado (Office of the State Engineer and the local Division Engineer), and neighboring water rights holders have been involved in litigation concerning water rights and claims by the State concerning an existing dam in Huerfano County, Colorado, and a demand by the State to breach the dam structure. (Two Rivers Water and Farming Co. vs. Welton Land and Water Co., (Pueblo Water Court)). As part of the litigation, Two Rivers has sought certain water rights demands by the neighboring water rights holders deemed wasteful. In the quarter ending June 30, 2016, the Company entered into a stipulation agreement with the State, settling the State’s claims, whereby the Company agreed to take the existing dam structure down to the sediment level. This is anticipated to begin in 2018. The Company also intends to work with the Colorado State Engineer to construct a new dam close to the prior dam structure, pending financing. The remainder of the litigation between the Company and the neighboring water rights holders awaits a trial setting.

On August 8, 2017, a summons was issued in the Arapahoe County District Court on behalf of former board members Dennis Channer, Rockey Wells and John Stroh demanding the Company pay $139,000 in attorneys’ fees owed to Ryley Carlock & Applewhite for services rendered to the former board members at their behest while members of the board. At present, there are ongoing motions filed by both parties that have not been ruled upon by the court. The $139,000 is included in our accounts payable on the balance sheet.

On October 18, 2017, at the Company filed a lawsuit against former employees of the its DFP farming operation for alleged theft. At present, no response has been filed.

NOTE 7 – IMMATERIAL ERROR CORRECTIONS

This Quarterly Report on Form 10-Q of the Company for the nine months ended September 30, 2017, includes the restatement of the Company’s previously filed consolidated balance sheets for the fiscal year ended December 31, 2016.

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

The assets and liabilities of the discontinued operations are presented separately under the captions “Assets of discontinued operations held for sale” and Liabilities of discontinued operations held for sale,” respectively, in the accompanying Consolidated Balance Sheets at September 30, 2017 and December 31, 2016 consist of the following:

Assets of discontinued operations held for sale:	September 30, 2017	December 31, 2016 (as re-stated)
Cash	$-	$6,000
Accounts receivable	-	37,000
Deposits and other current assets	-	57,000
Land and equipment	-	2,685,000
Total assets	$-	$2,785,000
Liabilities of discontinued operations held for sale:
Accounts payable	$222,000	$777,000
Accrued liabilities	-	42,000
Notes payable	98,000	2,022,000
Total Liabilities	$320,000	$2,841,000

The income from discontinued operations presented in the statements of operations consist of the following for the nine months ended September 30, 2017 and September 30, 2016:

	September 30, 2017	September 30, 2016
Revenues	$-	$2,409,000
Cost of goods sold	-	2,047,000
General and administrative expenses	508,000	185,000
Depreciation and amortization	1,000	390,000
Interest	41,000	103,000
Other (loss on disposal of assets and intangibles	624,000	-
Total	$(1,174,000)	$(316,000)

On March 3, 2017, the Company’s land and water assets associated with farming operations were auctioned off. Gross proceeds from the auction were $1,740,000 with net proceeds of $1,611,000. Proceeds were used to pay off secured debt first with the residual proceeds used to pay unsecured debt.

NOTE 9 – GOING CONCERN

The consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has not generated significant revenues and has incurred net losses (including significant non-cash expenses) of approximately $10,700,000 and $6,157,000 during the years ended December 31, 2016 and 2015, respectively. At September 30, 2017, the Company has a working capital deficit and a stockholders’ deficit of approximately $19,370,000 and $87,393,000, respectively. The HCIC seller carry back debt is in technical default.

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

The $4M GrowCo Note is classified as current due to the holders’ right to call the note upon 60-days notice. The HCIC debt of $6.4 million is secured by water and land assets that are valued at approximately $26 million. Should the holders of the HCIC debt demand payment, management believes the value of these assets makes the debt re-financeable.

Since December 31, 2016 to November 7, 2017 the Company has collected $1,820,000 under its GrowCo Exchange Note offerings. On May 2, 2017, the company received the proceeds from an unsecured bridge loan totaling $279,000. Beginning the third quarter of 2017, GrowCo began receiving rent payments on the first greenhouse. The first use of these funds will be to pay GCP1 accounts payable. On August 4, 2017, the Company received the proceeds from a secured loan totaling $275,000.

Additionally, we have substantially reduced by general and administrative and cash required for our operations as we have sold our irrigating farming business and reduced staff.

Management Plans

The Company is implementing a new strategy focusing on its water assets along with associated capital raises. On March 13, 2017, we raised $257,000 as the first round of preferred funding for our new Water Redevelopment Company. Another $200,000 was raised in a second round of preferred investment in Water Redevelopment. On August 4, 2017, the Company raised $275,000 in secured debt from CEO Wayne Harding and two other private investors. On September 14, 2017, the Company signed definitive documents with a private investor whereby up to $5 million in capital can be raised from an Equity Purchase Agreement (EPA) whereby the company will sell up to $250,000 per tranche of registered shares into the public market for a total of $5 million over three years. On October 4, 2017, the Company filed Form S1 with the Securities and Exchange Commission (SEC) for the establishment of the EPA. On August 17th, 2017, the Company signed a term sheet with an investment banking firm regarding the issuance of a private placement for our Water Redev subsidiary which is anticipated to raise $5,000,000 in the fourth quarter of 2017. In 2018, the Company plans to follow that offering with a Regulation A Plus offering which combined is expected to raise an additional $5,000,000.

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

NOTE 10 – RELATED PARTY

During the Nine Months Ended September 30, 2017 the following related party transactions occurred:

●	Wayne Harding, Company CEO provided a short term loan to the Company of $25,000. The loan is secured by land assets of the Company and carried an interest rate of 12%. The loan was paid off in the third quarter of 2017.

●	Advances totaling $34,400 resulting in a cumulative total of $72,999 for greenhouse expenses to Johnny Cannaseed, LLC which is majority owned by former Company CEO John McKowen.

●	Revenue totaling $2.9M has been recorded for leasing income from Johnny Cannaseed for the nine months ending 9/30/17

●	Accounts Receivable (AR) due from Johnny Cannaseed for the quarter ending 9/30/17 was $1.1M, with total outstanding AR $2.8M.

●	Advances totaling $26,957 resulting in a cumulative total of $43,798 for greenhouse expense to McGrow, LLC which is partially owned by former Company CEO John McKowen.

●	Payments totaling $335,531 to MCG Services, LLC which is majority owned by former Company CEO John McKowen for costs associated with a services agreement with GrowCo.

●	Advances to MCG Services, LLC total $13,295

●	Payments totaling $11,210 to John McKowen for interest expense on a loan held by Mr. McKowen to GrowCo.

●	Existing investors, including the Thomas Prasil Trust who is a greater than 5% investor, have invested approximately $11.0M in GrowCo securities.

●	The Chief Executive Officer of Two Rivers serve as the only members of the Sunset Metropolitan District (Sunset). Sunset is a quasi-governmental agency operating under Title 32 of the State of Colorado Constitution. As of September 30, 2017, the Company had advanced $80,000 to Sunset.

●	On June 29, 2017, a mediation session was held in Colorado Springs between all parties involved with the Suncanna lawsuit along with each party’s legal counsel. To date, no settlement has been proposed.

●	The Company leases its former corporate headquarters office space to Johnny Cannaseed. Total lease payments are $47,000 per year.

●	Wayne Harding, Company CEO provided a long-term loan to the Company of $50,000. The loan is secured by land assets of the Company and carries an interest rate of 18%.

NOTE 11 – SUBSEQUENT EVENTS

Pursuant to ASC 855, management has evaluated all events and transactions that occurred from September 30, 2017 through the date of issuance of these financial statements. During this period, we had the following significant subsequent events:

●	On October 4, 2017, the Company filed a Form S1 with the Securities and Exchange Commission (SEC) for the purposes of establishing an Equity Purchase Agreement (EPA) that will provide up to $100,000 per month and a total of $5,000,000 over three years in capital to the Company by selling new registered shares of the Company stock into the public market. The Company has received comments from the SEC and is in the process of responding to them.

●	On October 4, 2017, the Company entered into a consulting agreement with Consulting for Strategic Growth 1, Ltd. The services provided by the consultant shall include but not be limited to: general advisory services relating to the Company operating as a publicly traded enterprise, strategic planning, introduction to investment banking firms, introduction to institutional investing resources, introduction to retail investing resources, general evaluation of financing proposals, evaluation of communications to the financial community and any other services that both parties agree to in connection with the agreement.

●	On October 17 and 18 2017, depositions were taken from Mr. Harding and others associated with the Company for the Suncanna lawsuit.

●	On October 18, 2017, the Company filed a lawsuit against former employees of the its DFP farming operation for alleged theft. At present, no response has been filed.

●	On October 23, 2017, John McKowen was elected to the GrowCo board.

●	On October 31, 2017, John McKowen was elected CEO of GrowCo.

●	Due to the addition of John McKowen to the GrowCo board and election as CEO, the Company has determined that this is a material event that will require an examination of the Variable Interest Entity accounting rules and determine in the fourth quarter of 2017 if it should continue to fully consolidate GrowCo.

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

●	In January 2015, GrowCo Partners 1, LLC or GCP1, began fund raising and construction planning activities for the first greenhouse project. The GCP1 greenhouse consists of a 90,000 square foot greenhouse (plus a 1,000 square feet boiler/mechanical room) and a 15,000 square foot processing and warehouse facility on 40 acres of land. Our construction costs for the GCP1 greenhouse totaled $5.3 million. The GCP1 greenhouse was leased to Suncanna, LLC, or Suncanna, with lease payments scheduled to commence as of September 1, 2016. As of December 31, 2015, we had recorded lease receivables of $700,000 and deferred rent of $43,400 in connection with the Suncanna lease arrangements. In 2016, the Suncanna lease arrangement has been the subject of administrative and judicial proceedings:

–	On April 14, 2016, we were notified that Suncanna LLC had received a notice of suspension from the Marijuana Enforcement Division of the Colorado Department of Revenue. This suspension remains in place until a hearing, which was set for November 14, 2016.

–	Due to the suspension order, Suncanna was in violation of its lease agreement with us. On April 25, 2016, GCP1 terminated Suncanna’s lease and began an eviction process against Suncanna. Consequently, during the quarter ended June 30, 2016, we stopped recognizing lease revenue and wrote off the $700,000 lease receivable and $43,400 deferred rent that had been recorded as of December 31, 2016. We also wrote off advances to Suncanna of $587,000.

–	On July 22, 2016 GCP1 received a Writ of Restitution from the Pueblo County Colorado District Court ordering Suncanna to vacate the greenhouse by September 6, 2016.

–	On August 31, 2016, a lawsuit was filed by Aaron Van Wingerden, owner of Suncanna, in Pueblo County Colorado District Court against GrowCo, GrowCo Business Development, LLC, GCP1, GrowCo Funding, LLC., TR Capital, Two Rivers and certain current and former employees, and associates. We believe that the suit has no merit and will have no material impact on our financial condition.

–	On September 6, 2016, in accordance with the Writ of Restitution, Suncanna vacated the greenhouse and GCP1 took possession and began re-conditioning its greenhouse for a new tenant, who began growing operations in the fourth quarter of 2016.

–	On October 27, 2016, in a contempt of court hearing, a Pueblo County Colorado District Court judge ruled in favor of plaintiff Aaron Van Wingerden and against GCP1 in a matter regarding the prevention of Suncanna’s access to GCP1’s greenhouse prior to Suncanna vacating the premises on September 6, 2016. We believe that this ruling was in error and are considering an appeal.

–	On June 29, 2017, a mediation session was held in Colorado Springs between all parties involved with the Suncanna lawsuit along with each party’s legal counsel. To date, no settlement has been proposed.

–	On October 17 and 18, 2017 depositions were taken from Mr. Harding and others associated with the Company for the Suncanna lawsuit. While attempts to settle Suncanna’s complaint against the Company have continued, preparations are underway for a three week trial in February of 2018.

●	Our second greenhouse project will be operated by GrowCo Partners 2, LLC, or GCP2, a subsidiary of Two Rivers. This project will consist of a 90,000 square foot greenhouse and a 15,000 square foot processing and warehouse facility on 40 acres of land. The GCP2 greenhouse structure was ordered in 2016, construction began in January 2016, and completion is projected for the second half of 2017. Our construction costs for the GCP2 greenhouse totaled $2.8 million through September 30, 2017, and we estimate that an additional expenditure of $3.5 million will be required to complete construction. For a summary of financing activities in connection with the GCP2 greenhouse, please see “—Liquidity and Capital Resources” below.

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

We own the following surface water rights as of November 7, 2017:

Structure	Elevation (feet)	Priority No.	Appropriation Date	Consumptive Use (A.F.*)	Decreed Amount (cfs**)
Butte Valley Ditch	5,909	1	05/15/1862	360	1.2
		9	05/15/1865		1.8
		86	05/15/1886		3.0
		111	05/15/1886		3.0
Robert Rice Ditch	5,725	19	03/01/1867	131	3.0
Huerfano Valley Ditch	4,894	120	02/02/1888	2,891	42.0
		342	05/01/1905		18.0

*    A.F. = Acre Feet

** cfs = cubic feet per second

The following table presents our holdings of storage water rights as of November 7, 2016:

Structure	Elevation (feet)	Priority No.		Appropriation Date	Average Annual Yield (A.F.)	Decreed Amount (A.F.)	Operable Storage (A.F.)
Huerfano Valley Reservoir	4,702	6	*	02/02/1888	1,424	2,017	1,000
Cucharas Valley Reservoir	5,570	66		03/14/1906	3,055	31,956	-
	5,705	66	c**	03/14/1906		34,404
Bradford Reservoir	5,850	64.5		12/15/1905	-	6,000	-
Orlando Reservoir #2	5,911	349		12/14/1905	1,800	3,110	2,400

* This storage right is only one of reservoirs included in the Reed Decree. This Decree allows for multiple fillings per year. Other storage rights only allow for a single storage per year.

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

Results of Operations

For the Three Months Ended September 30, 2017, compared to the Three Months Ended September 30, 2016

For the year ended December 31, 2016 our revenues were predominantly derived from the activities of our farming business and greenhouse leasing activities. Near the end of 2016 we decided to discontinue our farming operations. Consequently, we have classified our farming financial results on our income and balance sheet statements as Discontinued Operations.

During the three months ended September 30, 2017, we recorded revenues of $1,022,000, compared to $7,000 in the three-month period ended September 30, 2016. The increase in revenues from the prior year was due to our greenhouse operations. Other revenue of $16,000 and $7,000, respectively was from leasing of properties.

Operating expenses during the three months ended September 30, 2017 and 2016 were $719,000 and $663,000, respectively. Non-cash director and employee stock based compensation increased by $173,000 which was offset by a decrease in depreciation due to the discontinuance of DFP farming operations. During the three months ended September 30, 2017 and 2016, we recognized a profit from continuing operations of $303,000 compared to a loss of $656,000, respectively. For the three months ended September 30, 2017 and 2016, discontinued operations recorded a loss of $93,000 and a profit of $77,000 respectively.

Other expenses for the three months ended September 30, 2017 and 2016 were $882,000 and $455,000 respectively. The increase of $427,000 was largely due to an increase in interest expense of $254,000, and a $72,000 loss on the sale of land assets.

As the result of the foregoing, the net loss attributed to our common shareholders, after recognizing preferred distributions and income attributed to non-controlling interest, for the three months ended September 30, 2017 was $962,000, compared to a loss of $1,729,000 for the three months ended September 30, 2016. The decrease of $767,000 is due primarily to the substantial increase in greenhouse revenues and the other reasons stated above.

For the Nine Months Ended September 30, 2017, compared to the Nine Months Ended September 30, 2016

During the Nine months ended September 30, 2017, we recorded revenues of $2,905,000, compared to $65,000 in the Nine-month period ended September 30, 2016. The increase in revenues from the prior year was overwhelmingly due to our greenhouse operations. Other revenue of $40,000 in both years was from leasing of properties.

Operating expenses during the Nine months ended September 30, 2017 and 2016 were $1,544,000 and $2,869,000, respectively. The decrease of $1,325,000 was primarily due to the recording of $910,000 in accounts receivable reserve in the Nine months ended September 30, 2016 due to the pending eviction of our former tenant in the greenhouse. The remainder of the decline in expenses was due to lower legal, depreciation and salary costs. During the Nine months ended September 30, 2017 and 2016, we recognized a loss from continuing operations of $619,000 compared to a loss of $4,019,000, respectively. For the Nine months ended September 30, 2017 and 2016, loss from discontinued operations was $1,174,000 and $316,000 respectively.

Other expenses for the Nine months ended September 30, 2017 and 2016 were $1,980,000 and $1,215,000 respectively. The increase of $765,000 was largely due to an increase in interest expense of $643,000.

As the result of the foregoing, the net loss attributed to our common shareholders, after recognizing preferred distributions and income attributed to non-controlling interest, for the Nine months ended September 30, 2017 was $3,135,000, compared to a loss of $6,280,000 for the Nine months ended September 30, 2016. The decrease of $3,145,000 is due primarily to the substantial increase in greenhouse revenues and the other reasons stated above.

Liquidity and Capital Resources

We historically have funded our operations primarily from the following sources:

●	proceeds of private placements of equity, equity-related and debt securities of Two Rivers Water & Farming Company and subsidiaries;

●	cash flow generated from operations; and

●	loans and lines of credit.

As of September 30, 2017, we had cash and cash equivalents of $102,000. As of September 30, 2017, we had no available commercial banking line or letters of credit and do not intend to seek any such financing in the foreseeable future.

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

Sources of Funds

Cash flows generated by our financing activities for the Nine months ended September 30, 2017 was $2,161,000 compared to $4,939,000 for the Nine months ended September 30, 2016. During the Nine months ended September 30, 2017, we raised $1,520,000 from our GrowCo $2M Exchange Note offering, and reduced $1,713,000 in principal on our debt in conjunction with the sale of our DFP equipment.

Cash flow from operations has not historically been sufficient to sustain our operations. Cash flow consumed by our operating activities totaled $2,459,000 for the Nine months Ended September 30, 2017 and $2,123,000 for the Nine months Ended September 30, 2016.

Uses of Funds

As of September 30, 2017, we had $1,714,000 in current assets and $21,111,000 in current liabilities. Of the current liabilities, $6,382,000 is from seller carry back notes of our subsidiary Huerfano Cucharas Irrigation Company, or HCIC, that were originally due September 30, 2016. As of September 30, 2017, we are in default on the HCIC note payments. As a result, the entire amount of the notes has been classified as current. As of September 30, 2017, management had received written commitments to extend $5,653,000 of these notes to July 1, 2019. The HCIC seller carry back notes have the HCIC ditch system as collateral, with an appraised value of $26,217,000.

Additionally, another $4.0 million of GrowCo notes are classified as current liabilities. The notes are due April 1, 2020; however, the holders have the right to request full payment of the principal balance with a 60-day notice.

Cash generated by investing activities was $250,000 for the Nine months ended September 30, 2017 compared to $2,734,000 used for the Nine months ended September 30, 2016. During the Nine months ended September 30, 2017, we sold property and equipment for net proceeds of $945,000 and continued on our construction of the GCP2 greenhouse totaling $506,000.

The consolidated financial statements have been prepared assuming the Company will continue as a going concern although as stated in Note 9, the Company’s current cash balance and pending financing raises substantial doubt.

The Company is implementing a new strategy focusing on its water assets along with associated capital raises. On March 13, 2017, we raised $257,000 as the first round of preferred funding for our new Water Redevelopment Company. We plan to continue capital raises to fund our water initiatives. On April 17 $200,000 was raised in a second round of preferred investment in Water Redevelopment. On October 4, 2017, the Company has filed a Form S1 to the Securities and Exchange Commission (SEC) for the establishment of an equity line of credit line that will provide up to $100,000 per month in capital to the Company by selling new registered shares of the Company stock into the public market. On August 17th, 2017, the Company signed a term sheet with an investment banking firm regarding the issuance of a private placement for our Water Redev subsidiary which is anticipated to raise $5,000,000 in the fourth quarter of 2017. In 2018, the Company plans to follow that offering with a Regulation A Plus offering which is expected to raise an additional $5,000,000.

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

Revenue Recognition

The lease between GCP1, a subsidiary of TR Cap, and its related party lessee, Johnny Cannaseed, is classified as an operating lease under ASC 840. Payments under the lease agreements with Johnny Cannaseed are deferred for seven months after occupancy and these deferred rent payments will be repaid over a period of 24 months after payments begin.

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

Impairment Policy

At least once every year or whenever events and circumstances indicate the carrying value may not be recoverable, management examines all of our assets for proper valuation and to determine if an impairment is necessary. In terms of real estate owned, this impairment examination also includes the accumulated depreciation. Management examines market valuations and if an additional impairment is necessary for lower of cost or market, then an impairment charge is recorded.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to the impact of interest rate changes and change in the market values of our real estate properties and water assets. Because we had no market risk sensitive instruments outstanding as of September 30, 2017, it was determined that there was no material market risk exposure to our consolidated financial position, results of operations, or cash flows as of such date. We do not enter into derivatives or other financial instruments for trading or speculative purposes.

ITEM 4. CONTROLS AND PROCEDURES

Management’s Evaluation of Disclosures Controls and Procedures

Our management, comprised of our chief executive officer (CEO) and chief financial officer (CFO), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based on that evaluation, and taking the matters described below into account, the Company’s CEO and CFO and have concluded that our disclosure controls and procedures over financial reporting were not effective during reporting period ended September 30, 2017.

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

We have begun a formal assessment of our internal controls which should allow for corrective action before our year ending December 31, 2017.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In 2016, the Suncanna lease arrangement has been the subject of administrative and judicial proceedings:

●	On April 14, 2016, we were notified that Suncanna LLC had received a notice of suspension from the Marijuana Enforcement Division of the Colorado Department of Revenue. This suspension remains in place until a hearing.

●	This caused Suncanna to be in violation of its lease with GCP1. On April 25, 2016, GCP1 terminated Suncanna’ s lease and began an eviction process against Suncanna. Due to the eviction process, during the nine months ended September 30, 2016, we wrote off $743,000 in Lease Revenues – Related Party, wrote off $587,000 in advances to Suncanna, and did not recognize any Lease Revenues – Related Party.

●	On July 22, 2016 GCP1 received a Writ of Restitution from the Pueblo County Colorado District Court ordering Suncanna to vacate the greenhouse by September 6, 2016.

●	On August 31, 2016, a lawsuit was filed by Aaron Van Wingerden, owner of Suncanna, in Pueblo County Colorado District Court against GrowCo, GrowCo Business Development, LLC, GCP1, GrowCo Funding, LLC., TR Capital, Two Rivers and certain current and former employees, and associates. We believe that the suit has no merit and will have no material impact on our financial condition.

●	On September 6, 2016, in accordance with the Writ of Restitution, Suncanna vacated the greenhouse and GCP1 took possession and began re-conditioning its greenhouse for a new tenant, who began growing operations in the fourth quarter of 2016.

●	On October 27, 2016, in a contempt of court hearing, a Pueblo County Colorado District Court judge ruled in favor of plaintiff Aaron Van Wingerden and against GCP1 in a matter regarding the prevention of Suncanna’s access to GCP1’s greenhouse prior to Suncanna vacating the premises on September 6, 2016. We believe that this ruling was in error and are appealing this decision.

●	On June 29, 2017, a mediation session was held in Colorado Springs between all parties involved with the Suncanna lawsuit along with each party’s legal counsel. To date, no settlement has been proposed.

●	On October 17 and 18 2017, depositions were taken from Mr. Harding and others associated with the Company for the Suncanna lawsuit.

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

On August 8, 2017, a summons was issued in the Arapahoe County District Court on behalf of former board members Dennis Channer, Rockey Wells and John Stroh demanding the Company pay $139,000 in attorneys fees owed to Ryley Carlock & Applewhite for services rendered to the former board members at their behest while members of the board. At present, there are ongoing motions filed by both parties that have not been ruled upon by the court.

On October 18, 2017 at the Company filed a lawsuit against former employees of the its DFP farming operation for alleged theft. At present, no response has been filed.

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

TWO RIVERS WATER & FARMING COMPANY

Date: November 13, 2017	By:	/s/ Wayne Harding
Wayne Harding
Chief Executive Officer

Date: November 13, 2017	By:	/s/ Bill Gregorak
Bill Gregorak
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certification of Principal Financial Officer pursuant to the Section 302 of the Sarbanes-Oxley Act

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

