Form 10-K
period 2017-12-31
TWO RIVERS WATER & FARMING Co
filed 2018-04-09
CIK 1302946

UNIted States

SeCURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
or
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 000-51139

Two Rivers Water & Farming Company

(Exact Name of Registrant as Specified in Its Charter)

Colorado	13-4228144
(State or Other Jurisdiction or Incorporation or Organization)	(I.R.S. Employee Identification No.)

3025 S Parker Rd, Suite 140 Aurora, Colorado	80014
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (303) 222-1000

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common stock, $0.001 par value per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files) Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

As of June 30, 2017, the aggregate market value of common stock held by non-affiliates of the registrant was $7,842,000, based on a total of 26,583,101 shares held by non-affiliates and on a closing price of $0.295 per share.

There were 32,749,920 shares of common stock outstanding as of April 2, 2018.

Company References. When we use “our company,” “we,” “our,” “us” and similar terms in this report, we mean Two Rivers Water & Farming Company and its subsidiaries. The term “Two Rivers” refers solely to Two Rivers Water & Farming Company and does not include subsidiaries.

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

i

PART I

ITEM 1. BUSINESS

Overview

“As water becomes ever more scant the world needs to conserve it, use it more efficiently and establish clear rights over who owns the stuff.” – Liquidity Crisis, The Economist, Nov 5, 2016

Since 2009, we have acquired strategic water assets and land in the Huerfano and Cucharas river basins in southeastern Colorado, thus the name Two Rivers. In October 2016 we began to focus on monetizing our assets by investing strategically in assets that we believe offer opportunities for significant future returns for our shareholders and by selling those assets we determine will not yield those returns. As the result of that process, the management of water has become our core business., Our water asset total drainage area spans over 1,500 square miles and drops in elevation from over 14,000 feet to 4,500 feet at the confluence of the Arkansas River, just east of Pueblo, Colorado. We operate in a natural, gravity fed water alluvial, which is is the last undeveloped basin along the front range of Colorado. As our first water-focused project, we plan to develop this basin to properly manage the water contained therein and serve the community while providing returns to our investors. Our water development operations and strategy are described below under “─Our Water Operations.”

Our principal investments since commencing operations in 2009, and the status of those investments following the implementation of our monetization strategy in 2016, are described below:

●	HCIC: From 2009 to 2010 we purchased 95% of the outstanding shares of Huerfano-Cucharas Irrigation Company, or HCIC, in a series of transactions for $24.2 million in cash, promissory notes and Two Rivers’ common stock. HCIC is a mutual ditch company formed in 1944, and we have used its water rights and facilities to supply some of our farmland with irrigation water. In the future, we will use these water rights to supply water to farmland we lease to others and to implement our new water strategy.

●	Additional Farmland: From 2009 to 2011 we acquired 2,753 acres of farmland served by HCIC’s ditch system for purchase prices totaling $1.4 million in cash and seller carry back financing. In 2012 we acquired 1,584 acres in Butte Valley for $509,000 in cash and seller carry back financing. In 2016, we returned 187 acres of Butte Valley land back to the holder of seller carry back financing in exchange for forgiveness on $187,000 of debt and associated accrued interest.

●	Orlando: In 2011 we acquired Orlando Reservoir No. 2 Company, LLC, or Orlando, for $3.45 million in cash, promissory notes and common stock. Our ownership of Orlando increases the reliability of water supplies for our farmland in the Huerfano and Pueblo river basins. We undertook a program to refurbish and restore Orlando’s diversion structure, storage reservoirs and conveyance system. During the period from November 2011 to February 2012, we constructed new outlet works, and in 2012 we reconstructed the diversion structure, which takes water from the Huerfano River for storage in the Orlando reservoir and then conveyance to irrigate our nearby leased farmland. Additional renovation projects will be completed as necessary to provide reliable water supplies for farmland we lease to others and community use.

●	DFP (discontinued operations): In 2012 we acquired Dionisio Farms & Produce, Inc., or DFP, for $3.4 million in cash and promissory notes. DFP, which has operated for more than 60 years, produces high-value fruits and vegetables as well as fodder crops. Through this acquisition, we obtained 146 acres of irrigable farmland, 146 shares of the Bessemer Ditch Irrigation Company, a senior water right holder on the main stem of the Arkansas River and 2 supplemental ground water wells. As part of the acquisition, we entered into leases for an additional 279 irrigable acres. In late 2016, based on three years of operational losses, we decided to sell DFP assets and wind down our produce growing and distribution business, and during the first quarter of 2017 we sold the DFP irrigated farmland and the associated DFP produce business that no longer served our strategic vision of water management

●	GrowCo: We formed GrowCo, Inc., or GrowCo, in May 2014 for the purpose of constructing state-of-the-art computer controlled greenhouses to be leased to licensed marijuana growers throughout the United States. GrowCo is not a licensed marijuana grower or retailer. GrowCo does not “touch the plant” and only provides growing infrastructure as a landlord for licensed marijuana grower tenants along with support and administrative services. In August 2014 we announced we were reserving 10 million of the GrowCo shares for distribution to holders of common stock as of four record dates (January 1, 2015; April 1, 2015; July 1, 2015 and October 1, 2015) after a registration statement for GrowCo common shares has been filed and declared effective, which has not yet occurred. Currently, GrowCo has approximately 35 million common shares outstanding.

●	Water Redev: We formed Water Redevelopment Company, or Water Redev, in February 2017 to separate our water assets from the rest of our business and to enable additional raising of capital solely for the purpose of investing in our water assets. Water Redev is a subsidiary of Two Rivers and focuses on development and redevelopment of infrastructure for water management and delivery, as further described in “─Our Water Operations” below.

Our Water Operations

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

Since 2009 we have acquired a portfolio of water rights in the Arkansas River Basin in connection with our purchases of irrigated farmland. With our initial marijuana greenhouse projects gaining traction, in the third quarter of 2016 we determined to investigate whether our water assets might have revenue potential of their own, separate from use in irrigating our farmland, that could benefit our stakeholders, including our shareholders and the communities near where our water assets are located.

As a result of that investigation, we made water management our top priority. We believe there are several opportunities to capitalize on water assets that we currently own or can acquire, in order to address serious storage and supply challenges faced by municipalities, ranches, farmlands and other commercial enterprises in the Arkansas River Basin. In order to address these opportunities, we have identified the following within the local communities we serve:

●	We will seek to address the need for municipal water storage.

●	We believe there are a variety of opportunities to lease, both short term and long term, our water assets.

●	We have identified underutilized land that, along with the water we own, can be leased for agriculture activities.

●	We plan to execute on a water supply agreement we entered into in January 2011, with a real estate development company in Huerfano County by beginning to supply raw water for water taps.

Our principal water rights include the following:

●	As noted in “─Overview” above, we acquired control of HCIC in order to use its water rights and facilities to supply some of our farmland with irrigation water. The HCIC farmland became fallow in the mid-twentieth century when coal mines in Huerfano County, Colorado, were shut down. The coal mines had continuously pumped water from the Vermejo/Trinidad Formation, which contained a renewable underground aquifer that is fed by Sangre de Cristo Mountains snowmelt. The U.S. Geological Service estimates that the Raton Vermejo Basin, where we have water rights, contains an estimated 12 trillion gallons or 36 million acre-feet of relatively untapped, clean and renewable water. HCIC owns the Cucharas and Huerfano Valley Reservoirs and two ditch systems located in Pueblo County, Colorado. The HCIC ditch systems have the right to distribute water over approximately 30,000 acres in Pueblo County, Colorado.

●	The Orlando water rights include the senior-most direct flow water right on the Huerfano River, or #1 priority, along with the #9 priority and miscellaneous junior water rights. The seniority of those water rights allowed the production of crops during most of the recent drought years. The Orlando assets also include the Orlando reservoir, which is situated on the Huerfano branch of the Huerfano River and has a storage capacity of 3,100 acre-feet.

An acre-foot, or A.F., of water is the amount of water required to cover one acre to a depth of one foot. An acre-foot of water contains 325,851 gallons, generally considered enough water to supply two average households for a year. Annual irrigation in Southeastern Colorado, depending on the crops, consumes approximately three to six acre-feet of water per acre of crop.

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

We own the following surface water rights:

Structure	Elevation	Priority No.	Appropriation Date	Consumptive Use (A.F.)	Decreed Amount (cfs)
Butte Valley Ditch	5,909 ft	1	05/15/1862	360	1.2
		9	05/15/1865		1.8
		86	05/15/1886		3.0
		111	05/15/1886		3.0
Robert Rice Ditch	5,725 ft	19	03/01/1867	131	3.0
Huerfano Valley Ditch	4,894 ft	120	02/02/1888	2,891	42.0
		342	05/01/1905		18.0

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

Storage Rights and Infrastructure

The following table presents our holdings of storage water rights:

Structure	Elevation	Priority No.	Appropriation Date	Average Annual Yield (A.F.)	Decreed Amount (A.F.)	Estimate of Current Effective Storage (A.F.)
Huerfano Valley Reservoir	4,702 ft	6	2/2/1888	1,424	2,017	1,000
Cucharas Valley Reservoir	5,570 ft	66	3/14/1906	3,055	31,956	*
Cucharas Valley Reservoir**	5,705 ft	66c	3/14/1906		34,404
Orlando Reservoir # 2	5,911 ft	349	12/14/1905	1,800	3,110	1,500

*	See description below regarding pending litigation.
**	This is a conditional right while the engineering and construction of structures are completed to perfect a water right, in this case to physically store the water. The conditional right establishes a seniority date but allows time for completion of the project. Conditional rights are reviewed every six years by the water court to confirm that progress is being made on the effort to perfect the right. When a conditional water right is perfected, which can be done incrementally in the case of storage, the water right becomes absolute. In addition, the Cucharas Valley Reservoir has Conditional rights to 34,404 A.F. of additional storage.

Two Rivers, the State of Colorado (Office of the State Engineer and the local Division Engineer), and neighboring water rights holders have been involved in litigation in the Colorado Division 2 Water Court concerning water rights and claims by the State concerning an existing dam in Huerfano County, Colorado, and a demand by the State to breach the dam structure. (Two Rivers Water and Farming Co. vs. Welton Land and Water Co., (Pueblo Water Court)).  As part of the litigation, Two Rivers has sought to have certain water rights demands by the neighboring water rights holders deemed wasteful.  We also intend to work with the Colorado State Engineer to construct a new dam close to the prior dam structure, pending financing.  In the quarter ending March 31, 2016, Two Rivers entered into a stipulation agreement with the State, settling the State's claims, whereby Two Rivers agreed to take the existing dam structure down to the sediment level by March 31, 2018.  Two Rivers has been able to empty all the water in the Dam, but it will not be able to meet the requirements of the stipulation agreement by March 31, in part due to lack of capital. On April 3, 2018, Two Rivers was notified that the State had filed a motion for the issuance of a contempt of court citation based upon its failure to comply with the consent decree by March 31, 2018.  Two Rivers intends to defend against the sanctions sought in the contempt motion, based in part upon those sanctions being unnecessary and unduly punitive.  A hearing has been set for the contempt proceedings on May 10, 2018.

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

The 15,000 acre-feet average is based on a record period of more than 50 years and also relies on historic studies of these rights by a variety of engineers at various times. It is common practice within the water industry in Colorado to use long periods of time to create reliable averages of water flow. We believe that using averages relating to only recent years can be misleading because an average could be skewed if only one of those years was particularly dry or wet. For example, in three out of the last ten years, there has been an extreme drought in our area of operations. Due to this drought condition, our flow averages for the most recent ten, five and three years are 8,200 acre-feet, 10,500 acre-feet and 10,400 acre-feet, respectfully. A similar request for the same averages for the decade beginning in 1980 would result in averages of 5,900 acre-feet, 18,500 acre-feet and 17,200 acre-feet. During 2017, which was a wet year, an estimated 50,000 acre-feet flowed through the Cucharas dam site. Normal flow through the Cucharas is approximately 22,000 acre-feet per year.

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

Based on findings from our water task force, we believe we have several opportunities to capitalize on water assets that we currently own or can acquire, in order to address serious storage and supply challenges faced by municipalities, ranches, farmlands and other commercial enterprises in the Arkansas River Basin. In order to address these opportunities, we have identified the following:

●	We will seek to address the need for both agricultural and municipal water storage. As discussed in the 2015 Colorado Water Plan and its Executive Summary Colorado has set a goal of attaining and additional 400,000 acre feet of storage by 2050. (Board)

●	We believe there are a variety of opportunities to lease, both short term and long term, our water assets.

●	We have identified underutilized land and water that we own that could be used to lease to agricultural operators including growers of marijuana and hemp.

●	In January 2011, we entered into a water supply agreement to supply water resources for real estate development in Huerfano County, Colorado. In late 2018 we intend to begin the development and legal process to begin to deliver raw water to this development.

Our Greenhouse Operations

With the legalization of recreational marijuana usage in Colorado in 2012, we identified the potential use of certain of our farmland for lease to licensed marijuana growers. In May 2014, we formed GrowCo to focus and lead our efforts to take advantage of the rapidly growing demand for marijuana, both medical and recreational, within the state of Colorado.

Presently the majority of Colorado marijuana is grown in converted warehouses. Sophisticated growers understand that a warehouse production facility is not the most ideal for production. This has given rise to a strong demand for greenhouse space for marijuana production. Early estimates show a greenhouse can produce at least twice the amount of product at less than 50% of the cost compared to warehouse production. However, there are only a limited number of counties in Colorado that allow for new greenhouse construction. New construction needs to be tied to water supply. Pueblo County, where we have the majority of our land and associated water rights, allows for new greenhouse construction for lease to marijuana growers.

GCP1 – First Greenhouse

On January 20, 2015, GrowCo Partners 1, LLC, or GCP1, completed a $4.4 million financing for the first greenhouse project, which consists of a 90,000 square foot greenhouse and 15,000 square foot processing and warehouse facility on 40 acres of land. TR Capital and GrowCo own all of the outstanding common shares of GCP1, and GCP Super Units and financial investors own all of the outstanding preferred shares of GCP1.

The first greenhouse facilities were leased to Suncanna, LLC, or Suncanna, and were occupied in September 2015 with lease revenue accrued beginning September 1, 2015. In 2016, the Suncanna lease arrangement was the subject of administrative and judicial proceedings:

●	On April 14, 2016 we were notified that Suncanna had received a notice of suspension from the Marijuana Enforcement Division of the Colorado Department of Revenue. This suspension remains in place until a hearing.

●	This suspension, in addition to non-payment of back due lease payments owed, caused Suncanna to be in violation of its lease with GCP1. On April 25, 2016, GCP1 terminated Suncanna’ s lease and began an eviction process against Suncanna. Due to the eviction process, during the first quarter of 2016, we wrote off $743,000 in Lease Revenues – Related Party and $587,000 in advances to Suncanna and we did not recognize any Lease Revenues – Related Party. During the nine months ended September 30, 2016, we recognized $25,000 in greenhouse lease revenue from a payment received from Suncanna in early April 2016. The total write off of $1.330 million was partially offset by a $350,000 reduction in the amount owed to GCP1 preferred unit holders. On July 22, 2016 GCP1 received a Writ of Restitution from the Pueblo County Colorado District Court ordering Suncanna to vacate the greenhouse by September 6, 2016.

●	On August 31, 2016 a lawsuit was filed by Aaron Van Wingerden, owner of Suncanna, in Pueblo County Colorado District Court against GrowCo, GrowCo Business Development, LLC, GCP1, GrowCo Funding, LLC, TR Capital, Two Rivers and certain current and former employees, and associates. We believe that the suit has no merit and will have no material impact on our financial condition.

●	On September 6, 2016, in accordance with the Writ of Restitution, Suncanna vacated the greenhouse and GCP1 took possession and began re-conditioning its greenhouse for a new tenant, which began growing operations in December, 2016.

●	On October 27, 2016, in a contempt of court hearing, a Pueblo County Colorado District Court judge ruled in favor of plaintiff Aaron Van Wingerden and against GCP1 in a matter regarding the prevention of Suncanna’s access to GCP1’s greenhouse prior to Suncanna vacating the premises on September 6, 2016. We believe that this ruling was in error and are appealing this decision.

Pending the eviction of Suncanna, on August 4, 2016 GCP1 entered into a lease agreement with a related party Johnny Cannaseed, LLC, or Johnny Cannaseed, which is owned predominantly by our former Chief Executive Officer John McKowen. Under the terms of the lease, one half of the GCP1 greenhouse was sublet to a licensed marijuana grower on December 1, 2016. The second half of the greenhouse was leased to a second licensed marijuana grower on March 1, 2017. At December 31, 2016 we had recorded lease receivables of $240,000 from Johnny Cannaseed.

Johnny Cannaseed was not able to obtain a license to grow marijuana. Therefore, Johnny Cannaseed subleased, with the approval of GCP1’s board, to two tenants. In 2017 GCP1 expended $308,000 to divide the greenhouse into two areas referred to as GCP1-1 and GCP1-2. As reported by Johnny Cannaseed, for 2017 the GCP1-1 tenant paid to Johnny Cannaseed $620,000, which in turn was paid to GCP1. The GCP1-2 tenant did not pay any rent and was subsequently evicted by Johnny Cannaseed. Johnny Cannaseed has advised us it is seeking to collect back due rent from the GCP1-2 tenant. GCP1 is working with Johnny Cannaseed on how funds will be shared, if any collection occurs. For 2017 our consolidated income only recognizes the actual rent received of $620,000.

GCP2, LLC – Second Greenhouse

Our second greenhouse project is being developed by GrowCo Partners 2, LLC, or GCP2, a subsidiary of GrowCo, with the intention of leasing to licensed marijuana growers. This project will consist of a 90,000 square foot greenhouse, a 15,000 square foot processing and warehouse facility, and an extraction facility on 40 acres of land within our Pueblo grow complex. The GCP2 greenhouse structure was ordered in 2015 and construction began in January 2016. During 2016 and 2017, GCP2 raised capital for completion, but has additional capital to raise before GCP2’s greenhouse can be completed, which completion is unknown, subject to additional capital to be raised. Our construction costs for the GCP2 greenhouse totaled $3.4 million through December 31, 2017. We estimate that an additional expenditure of $3.0 million will be required to complete construction. For a summary of financing activities in connection with the GCP2 greenhouse, please see “—Liquidity and Capital Resources”.

On August 4, 2016 GCP2 entered into a lease agreement with Johnny Cannaseed. Under the terms of that agreement, rent will begin when the greenhouse is completed and ready for occupancy. If Johnny Cannaseed remains without a license to grow marijuana, then it is anticipated that Johnny Cannaseed and GCP2 will terminate the lease and obtain another grower or growers for the GCP2 facilities.

Our Organizational Structure

Since commencing operations as a farming and water company in 2009, we have built an organizational structure that enabled us to raise capital for specific projects completed by our direct and indirect subsidiaries.

In January 2014, the board of directors approved a plan to reorganize our subsidiaries in a more integrated manner based on functional operations. We formed TR Capital Partners, LLC or TR Capital, which issued all of its common units to the Two Rivers. In a series of transactions from January to September 2014, TR Capital entered into Membership Interest Purchase Agreements pursuant to which it issued and sold a total of 30,158,815 preferred units to investors in exchange for consideration comprised of $6.0 million in cash and $18.9 million of outstanding equity and equity-related securities of our subsidiaries other than HCIC Holdings, LLC and Huerfano-Cucharas Irrigation Company.

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

Pursuant to an Exchange Agreement dated as of January 31, 2014 entered into with TR Capital and Two Rivers, any holder may surrender a TR Capital preferred unit to Two Rivers at any time for consideration consisting of (a) accrued but unpaid preferred distributions on the preferred unit through the exchange date, (b) one share of common stock and (c) a warrant to purchase an additional one-half share of common stock at a price of $2.10 per share. TR Capital may require (with limited exceptions) each of its outstanding preferred units to be surrendered to Two Rivers in exchange for such consideration at any time after January 31, 2017, at which (1) for a period of 20 trading days, at least 250,000 shares of common stock have been traded on a national securities exchange for a closing price of at least $3.00 and (b) a registration statement filed by us with the SEC is effective with respect to the shares of common stock, including shares purchasable pursuant to warrants, issuable upon such exchanges. Each warrant issued upon any such exchange generally will be exercisable at any time on or before January 31, 2019, subject to our right to redeem the warrant at any time after January 31, 2017, at which (A) for a period of 20 trading days, at least 250,000 shares of common stock have been traded on a national securities exchange for a closing price of at least $3.00 and (B)  a registration statement has been filed and is effective with respect to the shares of common stock issuable pursuant to such warrant. Under the Exchange Agreement, Two Rivers also granted holders of preferred units one-time demand registration rights under which Two Rivers may be required to file a registration statement covering shares of common stock (including shares subject to warrants) issued or issuable upon exchanges of TR Capital preferred units. As of March 21, 2017, Two Rivers could be required under Two Rivers to issue and deliver to holders of outstanding TR Capital preferred units, upon exchange, up to 29,963,378 shares of common stock together with warrants to purchase up to an additional 14,168,944 shares of common stock. If Two Rivers receives any TR Capital pursuant to exchanges under the Exchange Agreement, it would be entitled to receive distributions on those preferred units pro rata with other holders of preferred units.

Following the completion of those transactions in September 2014, TR Capital and Two Rivers’ other direct and indirect subsidiaries (excluding HCIC Holdings, LLC and HCIC) entered into a series of related transactions as the result of which control and operation of those other subsidiaries and their businesses transferred to TR Capital, which is the operational division of Two Rivers. On February 16, 2017, Two Rivers’ formed Water Redevelopment Company, a Delaware Corporation. The following chart shows a high level view of our corporate organization as of March 30, 2018. For a more detailed description of ownership structure please refer to exhibit 21.1 filed herewith.

Corporate Information

Two Rivers’ is a Colorado corporation with principal executive offices at 3025 S Parker Rd, Suite 140, Aurora, Colorado, 80014 and our telephone number at that address is (303) 222-1000. Our website address is www.2riverswater.com. The information on our website is not part of this report.

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

Leasing

There are a significant number of providers of facilities to lease to cannabis growers. Some are better capitalized than GrowCo. A significant portion of the facilities offered for lease are enclosed, warehouse space. Through GrowCo’s development of state-of-the-art greenhouses, GrowCo believes that it offers a competitive advantage to lessees of warehouse space in terms of increased production (estimated to be three times the growth) and a significantly reduced cost of production (estimated at one-third the cost). Therefore, GrowCo’s main leasing competition are other greenhouse structures offered to lease to cannabis growers. While there could be other large greenhouses for marijuana growing operations, ee are aware of only one other similar size greenhouse in the front range of Colorado. This facility is owned by the same owners of medical and retail outlets. Therefore, they are only growing product for their consumption. There are numerous other small greenhouses and others that are planned, which may be competition for our greenhouses.

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

Leasing to Cannabis Growers

As of December 31, 2017, 29 states and the District of Columbia allowed their residents to use medical marijuana and voters in the States of Colorado, Washington, Oregon, Alaska, California, Nevada, Maine, Massachusetts and the District of Colombia have approved and implemented regulations to legalize cannabis for adult use.

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

Employees

At March 21, 2018, we had three full-time employees, of which two are employed at our Aurora headquarters and one works remotely from Pueblo and Huerfano County area as our ditch manager. None of our employees are covered by a collective bargaining agreement. We consider our relationship with our employees to be good.

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

Item 1A. Risk Factors

Investing in the common stock involves a high degree of risk. Before you decide to invest in the common stock, you should carefully consider the risk described below. The following risks are not the only ones facing our company. Additional risks and uncertainties may also impair our business operations. If any of the risks described occurs, our business, financial condition, results of operations and future growth prospects could be harmed. In these circumstances, the market price of the common stock could decline, and you may lose all or part of your investment.

Risk Factors Relating to Our Business

We can give no assurance of success or profitability to investors.

There is no assurance that we will generate revenues or profits. We have not been profitable in the past and had an accumulated deficit of $97 million as of December 31, 2017. We incurred net losses from continuing operations before taxes (excluding results from discontinued operations) of $5.7 million in 2016 and $11.7 million in 2017.

Our success will depend, to a large degree, on the expertise and experience of our sole executive officer.

Effective January 17, 2018, the board of directors appointed Wayne Harding, our Chief Executive Officer, to also serve as our interim Chief Financial Officer. Mr. Harding is our sole executive officer. Our success in identifying investment opportunities and pursuing and managing such investments will be, to a large degree, dependent upon Mr. Harding’s expertise and experience and his ability to attract and retain quality personnel. We do not maintain a key person life insurance policy on Mr. Harding. The loss of Mr. Harding would significantly delay or prevent the achievement of our business objectives. If Mr. Harding is unable or unwilling to continue his employment with us, we may not be able to replace him in a timely manner and we will have no executive personnel with experience operating our company. We may incur additional expenses to recruit and retain qualified replacements.

Our current management resources may not be sufficient for the future, and we have no assurance that we can attract additional qualified personnel.

There can be no assurance that the current level of management is sufficient to perform all responsibilities necessary or beneficial for management to perform. Our success in attracting additional qualified personnel will depend on many factors, including our ability to provide them with competitive compensation arrangements, equity participation and other benefits. There is no assurance that we will be successful in attracting highly qualified individuals in key management positions.

Any default on mortgages relating to our water and greenhouse development could have a material impact on our farming business.

Our water rights and facilities owned by our subsidiary GrowCo are subject to mortgages. If we default on a mortgage, we could lose the underlying assets. Currently there is a complaint filed against GrowCo from a large holder of GrowCo’s $4 million secured note for non-payment.

The adequacy of our water supplies depends upon a variety of uncontrollable factors.

The adequacy of our water supplies for farmland leased to others and municipalities varies from year to year depending upon a variety of factors, including:

●	rainfall, runoff, flood control and availability of reservoir storage,
●	availability of water in the Arkansas River watersheds,

●	the amount of useable water stored in reservoirs and ground water basins,
●	the amount of water used by our customers and others,
●	water quality, and
●	legal limitations on production, diversion, storage, conveyance and use.

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

Water shortages may:

●	adversely affect our supply thereby limiting our revenue, or
●	adversely affect our operating costs, for instance, by increasing the cost to purchase or lease required water if we are obligated to supply water under a lease agreement.

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

We may be subject to periodic litigation and other regulatory proceedings. These proceedings may be affected by changes in laws and government regulations or changes in the enforcement thereof.

From time to time, we may be involved in lawsuits and regulatory actions relating to our business, certain of which may be in jurisdictions with reputations for aggressive application of laws and procedures against corporate defendants. Some of these actions have the potential for significant statutory penalties, and compensatory, treble or punitive damages. For example, on April 3, 2018, Two Rivers was notified that the State of Colorado had filed a motion for the issuance of a contempt of court citation based upon its failure to comply with a consent decree to bring the Cucharas #5 reservoir down to silt level by March 31, 2018. Moreover, our greenhouse business in particular is subject to numerous federal laws that are in conflict with the State of Colorado and local regulations, and a significant change in enforcement of federal laws could have a material adverse effect on our ability of our tenants to operate the greenhouses and litigation costs and results of operations. Due to the inherent uncertainties of litigation and regulatory proceedings, we cannot accurately predict the ultimate outcome of any such proceedings. An unfavorable outcome could have a material adverse impact on our business, financial condition, and results of operations. In addition, regardless of the outcome of any litigation or regulatory proceedings, these proceedings could result in substantial costs and may require that we devote substantial resources to defend our company. Further, changes in governmental regulations where we operate could have adverse effects on our business and subject us to additional regulatory actions. For a detailed list and explanation of legal proceedings, please refer to the Legal Proceedings section herein.

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

Regulatory agencies may also change their rules and policies, which may adversely affect our profitability and cash flows. We may also be subject to fines or penalties if a regulatory agency determines that we have failed to comply with laws, regulations or orders applicable to our water businesses. The water rights we control provide significant legal and pecuniary benefits. Any change in Colorado law that affects water rights, either in general or specific to our company, could likely have a material impact on us.

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

Additional Risk Factors Relating to Our Greenhouse Business

Our proposed greenhouse leasing business is dependent on state laws pertaining to the marijuana industry.

Continued marijuana industry operations are dependent upon continued legislative authorization of marijuana at the state level. Any number of factors could slow or halt progress in this area. Further, progress, while encouraging, is not assured. While there is public support for legislative support of marijuana laws, numerous factors could impact the legislative process. As of December 31, 2017, 29 states, the District of Columbia, Guam and Puerto Rico allowed their residents to use medical marijuana and voters in the States of Colorado, Washington, Oregon, Alaska, California, Nevada, Maine, Massachusetts and the District of Columbia had approved and implemented regulations to legalize cannabis for adult use. The state laws are in conflict with the Federal Controlled Substances Act, which makes marijuana use and possession illegal on a national level. More stringent enforcement of Federal law, as described below under “—Marijuana remains illegal under federal law,” could cause the greenhouse leases to be terminated, or even to be confiscated by the Federal government. If the greenhouses can no longer be used for marijuana production, we plan to use the greenhouses for production of organic fruit and vegetables. This potential change of use would significantly reduce the return of the capital invested in the greenhouses.

Marijuana remains illegal under federal law.

Despite the development of a legal marijuana industry under the laws of certain states, these state laws legalizing medical and adult cannabis use are in conflict with the Federal Controlled Substances Act, which classifies marijuana as a Schedule-I controlled substance and makes marijuana use and possession illegal on a national level. The United States Supreme Court has ruled that it is the federal government that has the right to regulate and criminalize marijuana, even for medical purposes, and thus federal law criminalizing the use of marijuana preempts state laws that legalize its use. On January 4, 2018, U.S. Attorney General Jeff Sessions issued a written memorandum rescinding previous federal guidance to the effect that it was not an efficient use of resources to direct federal law enforcement agencies to prosecute those lawfully abiding by state-designated laws allowing the use and distribution of medical marijuana. The memorandum redirected U.S. prosecutors to enforce the Federal Controlled Substances Act. It is unclear at this time how strongly the federal law will be enforced and which activities will be targeted for enforcement. This significant change in the Federal government’s enforcement policy may cause financial damage to our operations.

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

We currently have only one tenant for our two greenhouse.

GCP1, LLC leases our only currently operating greenhouse and warehouse to Amerijuana, pursuant to a lease agreement dated February 1, 2018 and ending August 31, 2020. If Amerijuana’s business operations fail, it might a long period before we could find a replacement tenant. Presently, Amerijuana only occurs approximately ½ of GCP1’s greenhouse. We have leased our second greenhouse to another tenant. The tenant will not take occupancy until construction has been completed and it has received all regulatory approvals. There is no assurance that construction will be completed or that these approvals will be received by the prospective tenant.

The leasing market for marijuana lessees could be volatile.

The lease rate for our current tenant in the first greenhouse is $20 per square foot, triple net. The development and construction cost for this 105,000 square foot greenhouse and facilities was approximately $65 per square foot. If we have to replace the current tenant, or the prospective tenant in the second greenhouse, there can be no assurance that the greenhouses can be leased at the same rate and for a long enough time period to recover our capital cost, thereby decreasing our returns.

Our greenhouse lessees may not be able to fund lease and service payments.

If GrowCo’s tenants incur unforeseen weather, negative crop events, or a major reduction of the price of marijuana, the tenant may not be able to pay lease and service payments. This would cause a legal action to the eviction of the tenant and a search for a new tenant, which may not be successful.

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

There may be substantial dilution to our shareholders as a result of future decisions of the board of directors to issue shares without shareholder approval for cash, services, or acquisitions at prices solely determined by the board. Additionally, upon issuance, such shares could represent a majority of the voting power and equity of our company. The result of such an issuance would be those new shareholders and management would control our company, and persons unknown could replace existing management at such time.

Our common shareholders could face substantial potential dilution from outstanding common stock equivalents.

As of March 29, 2018, 32,749,920 shares of common stock were outstanding. A total of up to 8,000,000 shares of common stock, all of which may be offered from time to time pursuant to this prospectus, may be issued upon conversion of a 12.5% original issue discount convertible promissory note we issued on February 9, 2018 to Powderhorn, LLC, one of the selling shareholders. If holders convert their TR Capital Partners, LLC preferred units into shares of common stock, we would issue up to an additional 29,881,698 shares of common stock and warrants to acquire an additional 14,168,944 shares of common stock at $2.10 per share. In addition, as of March 30, 2018, there were outstanding options to acquire 3,036,500 shares of common stock and restricted stock units, or RSUs, covering 118,000 shares of common stock. As a result, there may be a substantial dilution to our existing shareholders.

We need additional capital in the future to finance our operations, which we may not be able to raise or it may only be available on terms unfavorable to us or our stockholders, which may result in our inability to fund our working capital requirements and harm our operational results.

We have and expect to continue to have substantial capital expenditure and working capital needs. We do not now have funds sufficient to fund our operations at their current level for the next 12 months. We need to raise additional cash to fund our operations and implement our business plan. We are maintaining an on-going effort to locate sources of additional funding, without which we will not be able to remain a viable entity. If we are able to obtain the financing required to remain in business, eventually achieving operating profits will require substantially increasing revenues or drastically reducing expenses from their current levels or both. If we are able to obtain the required financing to remain in business, future operating results depend upon a number of factors that are outside of our control. The expected operating losses, coupled with a lack of liquidity, raise a substantial doubt about our ability to continue as a going concern. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders would be reduced, and these newly issued securities might have rights, preferences or privileges senior to those of existing stockholders.

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

The market for penny stocks has suffered in recent years from patterns of fraud and abuse, including:

●	control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer;
●	manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;
●	“boiler room” practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons;
●	excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and
●	wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, causing investor losses.

We cannot dictate or anticipate the behavior of the market or of broker-dealers who participate in the market.

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

Item 1B. Unresolved Staff Comments

None.

ITEM 2. DESCRIPTION OF PROPERTIES

Our corporate headquarters are located in Aurora, Colorado, where we lease 1,554 square feet of office space pursuant to a lease agreement that will expire on March 31, 2020. We believe that our current office facilities will be sufficient to meet our operational needs for the remainder of the existing lease term and that, upon the expiration of our current lease term, we will be able to extend our lease or lease suitable replacement office space as needed on acceptable, commercially reasonable terms. Effective April 1, 2017, we subleased our former office space to McGrow, LLC, a related party.

We operate in the combined watershed area of the Huerfano River and Cucharas River in the Arkansas River Basin, an area encompassing 1,860 square miles on the southern Front Range in Colorado. As of December 31, 2017, we managed a total of 6,682 acres of land that we acquired since 2009, as shown in the following table. The following table presents the number of acres we owned by usage as of the dates indicated:

	As of December 31,
	2017	2016
Irrigable farmland:
Farmed	-	421
Developed but nt farmed	725	725
Undeveloped	1,920	1,920
Total irrigable land	2,645	3,066
Non-producing land:
Greenhouse development	157	157
Grazing land	3,097	3,342
Strategic water holdings	239	411
Other strategic holdings	400	400
Total non-producing land	3,893	4,310
Totals	6,538	7,376

The following table presents the number of acres we owned by location as of the dates indicated:

	As of December 31,
	2017	2016
El Paso	2,339	2,584
Huerfano	2,324	2,488
Pueblo	1,875	2,304
Totals	6,538	7,376

ITEM 3. LEGAL PROCEEDINGS

Since 2016, the Suncanna lease arrangement was the subject of administrative and judicial proceedings:

●	On April 14, 2016 we were notified that Suncanna LLC had received a notice of suspension from the Marijuana Enforcement Division of the Colorado Department of Revenue. This suspension remains in place until a hearing.

●	This caused Suncanna to be in violation of its lease with GCP1. On April 25, 2016, GCP1 terminated Suncanna’s lease and began an eviction process against Suncanna. Due to the eviction process, during the three months ended March 31, 2016, we wrote off $743,000 in Lease Revenues – Related Party, wrote off $587,000 in advances to Suncanna, and did not recognize any Lease Revenues – Related Party.

●	On July 22, 2016 GCP1 received a Writ of Restitution from the Pueblo County Colorado District Court ordering Suncanna to vacate the greenhouse by September 6, 2016.

●	On August 31, 2016 a lawsuit was filed by Aaron Van Wingerden, owner of Suncanna, in Pueblo County Colorado District Court against GrowCo, GrowCo Business Development, LLC, GCP1, GrowCo Funding, LLC., TR Capital, Two Rivers and certain current and former employees, and associates. We believe that the suit has no merit and will have no material impact on our financial condition.

●	On September 6, 2016, in accordance with the Writ of Restitution, Suncanna vacated the greenhouse and GCP1 took possession and began re-conditioning its greenhouse for a new tenant, who began growing operations in the fourth quarter of 2016.

●	On October 27, 2016, in a contempt of court hearing, a Pueblo County Colorado District Court judge ruled in favor of plaintiff Aaron Van Wingerden and against GCP1 in a matter regarding the prevention of Suncanna’s access to GCP1’s greenhouse prior to Suncanna vacating the premises on September 6, 2016. We believe that this ruling was in error and are appealing this decision.

Management believes that this case is without merit and has filed a cross-complaint to recover amounts owed by Suncanna under the Suncanna lease agreement.

Two Rivers, the State of Colorado (Office of the State Engineer and the local Division Engineer), and neighboring water rights holders have been involved in litigation concerning water rights and claims by the State concerning an existing dam in Huerfano County, Colorado, and a demand by the State to breach the dam structure. (Two Rivers Water and Farming Co. vs. Welton Land and Water Co., (Pueblo Water Court)).  As part of the litigation, Two Rivers has sought to have certain water rights demands by the neighboring water rights holders deemed wasteful.  In the quarter ending March 31, 2016, Two Rivers entered into a stipulation agreement with the State, settling the State's claims, whereby Two Rivers agreed to take the existing dam structure down to the sediment level.  Two Rivers has been able to empty all the water in the Dam, but it was not be able to meet the requirements of the stipulation agreement by March 31, in part due to lack of capital. On April 3, 2018, Two Rivers was notified that the State had filed a motion for the issuance of a contempt of court citation based upon its failure to comply with the consent decree by March 31, 2018.  Two Rivers intends to defend against the sanctions sought in the contempt motion, based in part upon those sanctions being unnecessary and unduly punitive.  A hearing has been set for the contempt proceedings on May 10, 2018. The State is requesting the Company to pay $100,000 as a penalty for violating the stipulation agreement. The Company’s engineering firm estimate the cost to breach the dam structure to be between $1.8 to $2.2 million.

On August 8, 2017, a summons was issued in the Arapahoe County District Court on behalf of former board members Dennis Channer, Rockey Wells and John Stroh demanding Two Rivers pay $139,000 in attorneys’ fees owed to Ryley Carlock & Applewhite for services rendered to the former board members at their behest while members of the board. At present, the mater is scheduled for trial in October, 2018. The $139,000 is included in our accounts payable on the balance sheet.

On October 18, 2017, at the Company filed a lawsuit against former employees of the its DFP farming operation for alleged theft. We are in the process of gathering evidence of the theft and setting a court hearing date. A former employee of DFP has filed a counter claim against the Company, which amount is immaterial. Management believes that claims against former employees are in excess of any counter claims.

On January 19, 2018 Blue & Green, LLC (“Blue Green”) filed a complaint against GrowCo, Inc. claiming a default on payments by GrowCo to Blue Green under the terms of the GrowCo $2,115,000 promissory note held by Blue Green. The complaint is requesting immediate payment of the note, back due interest in excess of $300,000, and attorney fees.

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

The following table sets forth the range of high and low bid quotations for common stock during each quarter of 2017 and 2016. The quotations were obtained from information published by FINRA and reflect inter-dealer prices, without retail mark-up, mark-down or commission and do not necessarily represent actual transactions.

2017	High	Low
Quarter ending December 31	$0.52	$0.29
Quarter ending September 30	$0.82	$0.23
Quarter ending June 30	$0.64	$0.30
Quarter ending March 31	$0.81	$0.49

2016
Quarter ending December 31	$1.02	$0.32
Quarter ending September 30	$0.53	$0.15
Quarter ending June 30	$0.56	$0.26
Quarter ending March 31	$0.73	$0.38

The last sale price of common stock on April 5, 2018 on the OTCQB market was $0.21 per share. As of December 31, 2017, there were 463 holders of record. We estimate that there are approximately 5,130 beneficial shareholders. In many instances, a registered shareholder is a broker or other entity holding shares in street name for one or more customers who beneficially own the shares.

Our transfer agent is Broadridge Financial Solutions, Inc., 1717 Arch St., Suite 1300, Philadelphia, Pennsylvania 19103, phone: (215) 553-5400.

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

Recent Sales of Unregistered Securities

During the year ended December 31, 2017, Two Rivers had the following common stock transactions:

●	In January 2017 we issued 7,500 RSU shares to a director for service in 2016. We also issued 855,385 shares for early warrant exercises.

●	In February, 2017 we issued 9,000 shares for investor relations services. We also issued 846,631 shares for early warrant exercises.

●	In March, 2017 we issued 10,000 shares to a prior director for 2016 service. We also issued 29,680 shares for early warrant exercises.

●	In August, 2017 we issued 16,200 shares for investor relations service. We also issued 339,750 shares for early warrant exercises and 111,000 for a RSU exercise.

●	In October, 2017 we issued 49,366 for partial payment of our Black Mountain bridge loan.

●	In November, 2017 we issued 13,333 shares to a prior director for 2016 service.

All of the sales of unregistered securities were made in reliance upon Regulation D and Section 4(2) of the Securities Act of 1933. Cash received from the above transactions were used for general administrative purposes.

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

Since 2009, we have acquired strategic water assets and land in the Huerfano and Cucharas river basins in southeastern Colorado, thus the name Two Rivers. In October 2016 we began to focus on monetizing our assets by investing strategically in assets that we believe offer opportunities for significant future returns for our shareholders and by selling those assets we determine will not yield those returns. As the result of that process, the management of water has become our core business., Our water asset total drainage area spans over 1,500 square miles and drops in elevation from over 14,000 feet to 4,500 feet at the confluence of the Arkansas River, just east of Pueblo, Colorado. We operate in a natural, gravity fed water alluvial, which is is the last undeveloped basin along the front range of Colorado. As our first water-focused project, we plan to develop this basin to properly manage the water contained therein and serve the community while providing returns to our investors. Our water development operations and strategy are described below under “─Our Water Operations.”

Our principal investments since commencing operations in 2009, and the status of those investments following the implementation of our monetization strategy in 2016, are described below:

●	HCIC: From 2009 to 2010 we purchased 95% of the outstanding shares of Huerfano-Cucharas Irrigation Company, or HCIC, in a series of transactions for $24.2 million in cash, promissory notes and Two Rivers’ common stock. HCIC is a mutual ditch company formed in 1944, and we have used its water rights and facilities to supply some of our farmland with irrigation water. In the future, we will use these water rights to supply water to farmland we lease to others and to implement our new water strategy.

●	Additional Farmland: From 2009 to 2011 we acquired 2,753 acres of farmland served by HCIC’s ditch system for purchase prices totaling $1.4 million in cash and seller carry back financing. In 2012 we acquired 1,584 acres in Butte Valley for $509,000 in cash and seller carry back financing. In 2016, we returned 187 acres of Butte Valley land back to the holder of seller carry back financing in exchange for forgiveness on $187,000 of debt and associated accrued interest.

●	Orlando: In 2011 we acquired Orlando Reservoir No. 2 Company, LLC, or Orlando, for $3.45 million in cash, promissory notes and common stock. Our ownership of Orlando increases the reliability of water supplies for our farmland in the Huerfano and Pueblo river basins. We undertook a program to refurbish and restore Orlando’s diversion structure, storage reservoirs and conveyance system. During the period from November 2011 to February 2012, we constructed new outlet works, and in 2012 we reconstructed the diversion structure, which takes water from the Huerfano River for storage in the Orlando reservoir and then conveyance to irrigate our nearby leased farmland. Additional renovation projects will be completed as necessary to provide reliable water supplies for farmland we lease to others and community use.

●	DFP (discontinued operations): In 2012 we acquired Dionisio Farms & Produce, Inc., or DFP, for $3.4 million in cash and promissory notes. DFP, which has operated for more than 60 years, produces high-value fruits and vegetables as well as fodder crops. Through this acquisition, we obtained 146 acres of irrigable farmland, 146 shares of the Bessemer Ditch Irrigation Company, a senior water right holder on the main stem of the Arkansas River and 2 supplemental ground water wells. As part of the acquisition, we entered into leases for an additional 279 irrigable acres. In late 2016, based on three years of operational losses, we decided to sell DFP assets and wind down our produce growing and distribution business, and during the first quarter of 2017 we sold the DFP irrigated farmland and the associated DFP produce business that no longer served our strategic vision of water management

●	GrowCo: We formed GrowCo, Inc., or GrowCo, in May 2014 for the purpose of constructing state-of-the-art computer controlled greenhouses to be leased to licensed marijuana growers throughout the United States. GrowCo is not a licensed marijuana grower or retailer. GrowCo does not “touch the plant” and only provides growing infrastructure as a landlord for licensed marijuana grower tenants along with support and administrative services. In August 2014 we announced we were reserving 10 million of the GrowCo shares for distribution to holders of common stock as of four record dates (January 1, 2015; April 1, 2015; July 1, 2015 and October 1, 2015) after a registration statement for GrowCo common shares has been filed and declared effective, which has not yet occurred. Currently, GrowCo has 30 million common shares outstanding, of which 6.7 million shares are subject to performance unvesting, which has yet to occur. [UPDATE]

●	Water Redev: We formed Water Redevelopment Company, or Water Redev, in February 2017 to separate our water assets from the rest of our business and to enable additional raising of capital solely for the purpose of investing in our water assets. Water Redev is a subsidiary of Two Rivers and focuses on development and redevelopment of infrastructure for water management and delivery, as further described in “─Our Water Operations” below.

Revenue

Water

During fiscal year 2017 we had negligible revenues from our water business as our new initiatives have not yet gained traction. We also anticipate negligible water revenues in 2018 as we begin our reinvestment into our water assets. In 2019, we expect that revenue will be generated from the leasing of water from our storage facilities, the selling of water taps, and the leasing of land and water to agricultural users including marijuana and hemp growers.

Greenhouse Leasing

GCP1 leased the first greenhouse and warehouse to related party Johnny Cannaseed pursuant to a lease agreement dated August 4, 2016, which was subsequently terminated effective January 31, 2018. The lease agreement was classified as an operating lease because it does not meet any of the four criteria which listed in ASC 840-10-25,“Lease Classification Criteria”. Before termination, Johnny Cannaseed subleased the greenhouse and warehouse to two licensed marijuana growers.

Revenue from the first half of the greenhouse (GCP1-1) began accruing on December 1, 2016. For the year ended December 31, 2017, total lease revenue from GCP1-1 was $620,000. The second half of the greenhouse (GCP1-2) began accruing revenue on March 1, 2017. However, due to non-payment, Johnny Cannaseed evicted the GCP1-2 tenant in December, 2017. Concurrently GCP1-2 remains unoccupied.

Effective February 1, 2018, the Johnny Canaseed lease was mutually terminated. This lease was replaced by a lease to Amerijunna LLC, effective February 1, 2018 and expiring August 31, 2020.

Related Party Transactions

Pursuant to ASC 850 “Related Party Disclosure”, during the year ended December 31, 2017, management has evaluated related parties and all transactions associated with those and determined that no transactions exist which would require disclosure, except as disclosed below:

●	Wayne Harding, Company Chief Executive Officer provided a short term loan to the Two Rivers of $25,000. The loan is secured by land assets of the Two Rivers and carried an interest rate of 12%. The loan was paid off in the third quarter of 2017.
●	Advances totaling $34,400 resulting in a cumulative total of $72,999 for greenhouse expenses to Johnny Cannaseed, LLC which is majority owned by former Company Chief Executive Officer John McKowen.
●	Revenue totaled $620,000 has been recorded for leasing income from Johnny Cannaseed.
●	Advances totaled $26,957 resulting in a cumulative total of $43,798 for greenhouse expense to McGrow, LLC which is partially owned by our former Company Chief Executive Officer John McKowen.
●	Payments totaling $335,531 to MCG Services, LLC which is majority owned by former Company Chief Executive Officer John McKowen for costs associated with a services agreement with GrowCo.
●	Advances to MCG Services, LLC totaled $13,295. This amount was written off.
●	Payments totaling $11,210 to John McKowen for interest expense on a loan held by Mr. McKowen to GrowCo.
●	Existing investors, including the Thomas Prasil Trust who is a greater than 5% investor, have invested approximately $11.0M in GrowCo securities.
●	The Chief Executive Officer of Two Rivers serves as the only members of the Sunset Metropolitan District (Sunset). Sunset is a quasi-governmental agency operating under Title 32 of the State of Colorado Constitution. As of December 31, 2017, Two Rivers had advanced $81,000 to Sunset.
●	On June 29, 2017, a mediation session was held in Colorado Springs between all parties involved with the Suncanna lawsuit along with each party’s legal counsel. To date, no settlement has been proposed.
●	Two Rivers leases its former corporate headquarters office space to McGrow. Total lease payments are $47,000 per year.
●	Wayne Harding, Company Chief Executive Officer provided a long-term loan to Two Rivers of $50,000. The loan is secured by land assets of Two Rivers and carries an interest rate of 18%.
●	Wayne Harding provided a short-term loan to Two Rivers of $32,500 in the quarter ended December 31, 2017. $17,500 was repaid before the year ended December 31, 2017. The remainder, $15,000 plus interest was paid in February 2018.

Results of Operations

Year ended December 31, 2017 compared to year ended December 31, 2016

For the years ended December 31, 2017 and 2016 our revenues have been predominantly derived from our greenhouse leasing activities. Near the end of 2016 we decided to discontinue our farming operations. Consequently we have classified our farming financial results on our income and balance sheet statements as Discontinued Operations.

During the year ended December 31, 2017, we recognized $620,000 of greenhouse lease income. Due to past problems with our greenhouse tenants and agreements reached with Johnny Cannaseed and its sub-tenant and payment of rent in early 2018, management decided to only recognize actual lease payments received. We also recognized $72,000 of other income which was from both water and land leasing activities. After the direct cost of our leasing activities, we reported a gross margin of $659,000 for the year ended December 31, 2017 compared to $272,000 for the year ended December 31, 2016.

Our first greenhouse began to generate revenue on September 1, 2015 and was partially occupied by Suncanna (our former related party tenant, as described under “Overview”). Suncanna had agreed to pay the full lease payments effective September 1, 2016. At December 31, 2015, we had recorded lease receivables of $904,000 and deferred rent of $43,400 in connection with the Suncanna lease arrangements. On April 14, 2016 we were notified that Suncanna LLC had received a notice of suspension from the Marijuana Enforcement Division of the Colorado Department of Revenue.

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

During the year ended December 31, 2017, expenses from operations were $9,398,000 compared to $3,877,000 for the year ended December 31, 2016. The increase of $5,521,000 was primarily due to recognition of an impairment of our water infrastructure of $6,900,000 offset by lower general and administrative and a lower expense from the write-off of tenant receivables.

During the year ended December 31, 2017, other expenses were $2,914,000 compared to $2,090,000 for the year ended December 31, 2015. The increase in other expenses of $824,000 was the result of an increase in GrowCo interest expense of $879,000 partially offset by a reduction of warrant expense.

These figures produced a net loss from continuing operations of $11,653,000 for the year ended December 31, 2017 compared to a net loss of $5,695,000 for the year ended December 31, 2016.

Loss due to discontinued operations was $2,624,000 for the year ended December 31, 2016. There was a loss from discontinue operations for the year ended December 31, 2017 of $1,045,000.

Net loss attributable to noncontrolling interests was $637,000 for the year ended December 31, 2017 compared to a loss of $200,000 for the year ended December 31, 2016.

Preferred distributions for the year ended December 31, 2017 was $863,000 compared to $2,608,000 for the year ended December 31, 2016. The reduction of $1,745,000 was mostly attributed to the recapture of recorded preferred distributions to GCP1 preferred members due to write off of lease revenue.

The above produced a loss to Two Rivers common shareholders of $12,924,000 for the year ended December 31, 2017 compared to $10,727,000 loss for the year ended December 31, 2016.

Liquidity and Capital Resources

Resources

We have expanded our operations relying on various funding mechanisms, including debt, convertible debt and equity capital. Since inception, we have raised and invested over $82 million to acquire, improve, integrate farm/water assets and launch and expand our GrowCo greenhouse facilities and support operations.

With the discontinuance of our farming operations we no longer require the large capital outlay for crop inputs. We believe our existing cash, cash equivalents, our projected cash flows from greenhouse leasing operating activities and anticipated influx of capital from financing activities will be sufficient to meet our anticipated cash needs for at least the next twelve months. On February 9, 2018 Two Rivers closed a PIPE (private investment in public entity) that provided net funding of $515,000. The proceeds were used to help reduce our accounts payable and provide working capital. It is important for Two Rivers to acquire additional funding. At this time, we have no further definitive agreements to provide the necessary funding.

Our future working capital requirements will depend on many factors, including the expansion of water projects and expansion of our greenhouse development. To the extent our cash, cash equivalents and cash flows from operating activities are insufficient to fund our future activities, we may need to raise additional funds through public or private equity or debt financing. We also may need to raise additional funds in the event we determine in the future to affect one or more acquisitions of businesses, technologies and products. If additional funding is required, we may not be able to affect an equity or debt financing on terms acceptable to us or at all.

We historically have funded our operations primarily from the following sources:

●	equity and debt proceeds through private placements of Parent Company and subsidiaries securities;
●	revenue generated from operations; and
●	loans and lines of credit.

At the present time we have no available line or letters of credit.

Cash flow from operations has not historically been sufficient to sustain our operations without the above additional sources of capital. As of December 31, 2017, we had cash and cash equivalents of $14,000. Cash flow consumed by our operating activities totaled $2,898,000 for the year ended December 31, 2017 compared to operating activities consuming $2,729,000 for the year ended December 31, 2016.

As of December 31, 2017, we had $70,000 in current assets and $24,777,000 in current liabilities. A large portion of the current liabilities ($6,301,000) is from the HCIC seller carry back notes, some of which were due June 30, 2016. As of December 31, 2017, we are in default on the HCIC note payments. As a result, the entire amount of the notes has been classified as current. Another large portion of the current liabilities is $10,607,000 in GrowCo notes payable. These notes are also in default due to not being current on the interest due on these notes. While there is no assurance, management believes it will be successful in restructuring these notes and bring them current.

Cash provided in investing activities for the year ended December 31, 2017 was $1,215,000, due to a net of $1,721,000 from the sale of property and equipment offset by $506,000 in construction in progress. Cash used in investing activities for the year ended December 31, 2016 was $3,480,000. This was comprised of $2,597,000 for construction in progress, $691,000 for investment in water assets and $192,000 for purchase of equipment.

Cash produced in financing activities was $1,547,000 for the year ended December 31, 2017 compared to a production of cash of $5,838,000 for the year ended December 31, 2016. The decrease of $4,291,000 was due to proceeds from the sale of GCP Super Units LLC preferred member in 2016 of $1,095,000 that was reduced to $345,000 in 2017. Further in 2016 GrowCo issued $5,237,000 in notes which was reduced to $2,456,000 in 2017. For the year ended December 31, 2017, there was a reduction of notes payable of $1,560,000 compared to $950,000 for the year ended December 31, 2016.

Requirements

In January 2015 we renewed a lease with the Colorado Center in Denver, Colorado, for our corporate headquarters. The space is 1,775 square feet and monthly payments of $3,900, with minor escalations and common area maintenance charges. The lease terminates on August 31, 2018. On March 1, 2017 Two Rivers entered into a sub-lease agreement with related party McGrow for these office facilities. The sub-lease began April 1, 2017. The amounts due at the base rate are as follows:

Period	Amount Due
2018	$33,000

In February 2017 we entered into a new lease with Parker Road Campus, LLC in Aurora, Colorado, for our corporate headquarters. This space is 1,554 square feet and monthly payments of $2,201. The lease terminates on March 31, 2020. Two Rivers’ previous corporate headquarters has been sub-leased to a related party McGrow, LLC, a related party, for the remainder of that lease term. The amounts due at the base rate for our new offices are as follows:

Period	Amount Due
2018	$28,000
2019	$28,000
2020	$6,000

Below is a table showing our anticipated principal payments due by periods.

	Less than 1 year	1-3 years	4+ years	Total
Long Term Debt Obligations	$17,856,000	$753,000	$498,000	$19,107,000
Capital Lease Obligations	$-	$-	$-	$-
Operating Lease Obligations	$25,200	$39,600	$-	$64,800
Purchase and Development Obligations	$-	$-	$-	$-
Other Long-term Obligations	$-	$-	$-	$-
Total	$17,881,200	$792,600	$498,000	$19,171,800

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

Revenue Recognition

Lease Revenues – Related Party

During the year ending December 31, 2017, GrowCo Partners 1, LLC, leased its only currently operating greenhouse and warehouse to a related party Johnny Cannaseed pursuant to a lease agreement dated August 4, 2016, which was subsequently terminated effective January 31, 2018. The lease agreement was classified as an operating lease because it does not meet any of the four criteria which listed in ASC 840-10-25,“Lease Classification Criteria”. Before termination, Johnny Cannaseed subleased the greenhouse and warehouse to two licensed marijuana growers.

Revenue from the first half of the greenhouse (GCP1-1) began accruing on December 1, 2016. For the year ended December 31, 2017, total lease revenue from GCP1-1 was $620,000. The second half of the greenhouse (GCP1-2) began accruing revenue on March 1, 2017. However, due to non-payment, Johnny Cannaseed evicted the GCP1-2 tenant in December, 2017. Concurrently GCP1-2 remains unoccupied.

Effective February 1, 2018, the Johnny Cannaseed lease was mutually terminated. This lease was replaced by a lease to Amerijuna LLC, effective February 1, 2018 and expiring August 31, 2020.

Member Assessments

Once per year the HCIC board estimates HCIC’s expenses, less anticipated water revenues, and establishes an annual assessment per ownership share. One-half of the member assessment is recorded in the first quarter of the calendar year and the other one-half of the member assessment is recorded in the third quarter of the calendar year. Assessments paid by the Two Rivers to HCIC are eliminated in consolidation of the financial statements.

HCIC does not reserve against any unpaid assessments. Assessments due, but unpaid, are secured by the member’s ownership of HCIC. The value of this ownership is significantly greater than the annual assessments.

Debt and Equity

Two Rivers accounts for warrants issued with debt in accordance with Accounting Standards Codification (“ASC”) 470, Debt, and allocates proceeds received to the warrants based on relative fair values.

Two Rivers also evaluates whether the issuance of the convertible instruments generates a beneficial conversion feature (“BCF”), which arises when a debt or equity security is issued with an embedded conversion option that is beneficial to the investor or in the money at inception because the conversion option has an effective strike price that is less than the market price of the underlying stock at the commitment date. Two Rivers would recognize the BCF by allocating the intrinsic value of the conversion option, which is the number of ordinary shares available upon conversion multiplied by the difference between the effective conversion price per share and the fair value of each ordinary share on the commitment date, to additional paid-in capital, resulting in a discount on the convertible preferred shares or debt instruments. No BCF has been recognized in the periods presented.

Stock Based Compensation

We account for share-based payments in accordance with FASB Accounting Standards Codification (“ASC”) 710-10-55. We use the Black-Scholes option valuation model to estimate the fair value of stock options and warrants issued under ASC 710-10-55. For the years ended December 31, 2017 and 2016, equity compensation in the form of stock options, warrants and grants of restricted stock that vested totaled $534,000 (including both Two Rivers and Water Redevelopment Company) and $477,000, respectively.

Impairments

Once per year we assess the value of the water rights held by the Company, comparing our estimated values with recent sales of comparable water rights along with depreciation of the infrastructures. In the event that such assessment indicates that the carrying value is greater than the fair market value of the water rights or the depreciable replacement cost of our infrastructure, an impairment will be recorded. If impairment is necessary, a loss on value of our water rights will be recorded, and the impairment will not be reversed in future periods.

Prior to the year ended December 31, 2017, the Company recognized a $30,000 impairment on the Company’s land and water shares.

For the year ended December 31, 2017, the Company examined the depreciable replacement cost of its water infrastructure. This analysis caused the recognition of $6,900,000 impairment to the water infrastructure.

Recently Issued Accounting Pronouncements

In July 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) “Income Statement – Reporting Comprehensive Income (Topic 220)”. This ASU deals with the reclassification of certain tax effects from Accumulated Other Comprehensive Income. We do not believe that there will be any significant financial impact due to prior taxable losses and our net operating loss carry forward.

In July 2017, FASB issued ASU “Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815)”: (Part I) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception. Management believes that Topics 260 and 480 pertains to the Company and the impact will be immaterial.

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows”.  The new guidance will require that the statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents is required to be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The new guidance is effective for interim and annual periods beginning after December 15, 2017 and early adoption is permitted.  The amendment should be adopted retrospectively. We plan to adopt this new guidance in the first quarter of fiscal year 2018 and does not expect the adoption to have a material impact on our financial statements.

In March 2016, the FASB issued ASU 2016-09, “Improvements to Employee Share-Based Compensation Accounting”, which requires that excess tax benefits are recorded on the income statement as opposed to additional paid-in-capital, and treated as an operating activity on the statement of cash flows. ASU 2016-09 also allows companies to make an accounting policy election to either estimate the number of awards that are expected to vest (current U.S. GAAP) or account for forfeitures when they occur. ASU 2016-09 further requires cash paid by an employer when directly withholding shares for tax-withholding purposes to be classified as a financing activity on the statement of cash flows. The ASU 2016-09 was subsequently updated with ASU 2017-09, issued in May 2017. These standards will become effective for us in fiscal 2018. We do not believe that there will be any significant financial impact due to prior taxable losses and our net operating loss carry forward.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following consolidated financial statements specified by this Item, together with the reports thereon of Eide Bailly LLP, are presented following Item 15 of this Form 10-K:b

●	Report of Independent Registered Public Accounting Firm.

●	Consolidated Balance Sheets as of December 31, 2016 and 2017.

●	Consolidated Statements of Operations for the years ended December 31, 2016 and 2017.

●	Consolidated Statements of Cash Flows for the years ended December 31, 2016 and 2017.

●	Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 2016 and 2017.

●	Notes to Consolidated Financial Statements.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On November 28, 2017, we were notified by Eide Bailly LLP, or Eide Bailly, of its decision to resign as our independent registered public accounting firm.

The reports of Eide Bailly on our consolidated financial statements for the fiscal years ended December 31, 2016 and 2015 did not contain an adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.

During the fiscal years ended December 31, 2016 and 2015, and in the subsequent interim period through November 28, 2017, there were (a) no disagreements with Eide Bailly on any matters of accounting principles or practices, financial statement disclosure or auditing scope or procedure which disagreements, if not resolved to the satisfaction of Eide Bailly, would have caused Eide Bailly to make reference to the matter in their reports on the consolidated financial statements for such years and (b) no reportable events, as defined in Item 304(a)(1)(v) of Regulation S-K.

ITEM 9A. CONTROLS AND PROCEDURES

Management’s Evaluation of Disclosures Controls and Procedures

We have adopted and maintain disclosure controls and procedures (as such term is defined in Rules 13a-13e and 15d-15f under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act, is recorded, processed, summarized and reported within the time periods required under the ‘SEC’s rules and forms and that the information is gathered and communicated to our management, including our Chief Executive Officer (principal executive officer) who is also our Chief Financial Officer (principal financial and accounting officer), as appropriate, to allow for timely decisions regarding required disclosure.

Pursuant to Rule 13a-15b under the Exchange Act, we carried out an evaluation, with the participation of the our staff, including our Chief Executive Officer who is also our Chief Financial Officer of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15e under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, and taking the matters described below into account, the Company’s CEO/CFO has concluded that our disclosure controls and procedures over financial reporting were not effective during reporting period ended December 31, 2017, as discussed below.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting due to an exemption provided by the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, enacted into law in July 2010. The Dodd-Frank Act provides smaller public companies and debt-only issuers with a permanent exemption from the requirement to obtain an external audit on the effectiveness of internal financial reporting controls provided in Section 404(b) of the Sarbanes-Oxley Act. We are a smaller reporting company and are eligible for this exemption under the Dodd-Frank Act.Management’s Annual Report on Internal Control Over Financial Reporting

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company in accordance with as defined in Rules 13a-13e and 15d-15f under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

●	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

●	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made in accordance with authorizations of our management and directors, and

●	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

As of December 31, 2017, the Company did not establish a formal written policy for the approval, identification and authorization of related party transactions.

A material weakness is a control deficiency, or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

Our internal control system is designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations which may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated 2013 Framework. Based on this assessment and testing, management concluded that, as of December 31, 2017, our internal control over financial reporting was not effective based on those criteria.

Management’s assessment and testing of the effectiveness of the smaller reporting company’s internal control over financial reporting as of the year ended December 31, 2017 the Company did not maintain effective internal control over financial reporting.

Based upon our evaluation of internal controls, the Company’s management determined that the Company’s controls over financial reporting were not adequate to ensure these calculations were performed correctly. As such, the Company’s Chief Executive Officer/Chief Financial Officer has concluded that the Company’s disclosure controls and procedures contain a material weakness as of the end of the period covered by this Report. Because of the material weaknesses identified, a reasonable possibility exists that a material misstatement in our consolidated financial statements will not be prevented or detected on a timely basis. While our internal controls are established and followed, it is clear by the identified weaknesses that they were not operating as they should be. Management believes that this was the case due to our limited staff along with time constraints and staff turnover. However, our Chief Executive Officer, who is also our acting Chief Financial Officer, believes that the financial statements included in this annual report on Form 10-K present, in all material respects, our financial position, results of operations and cash flows for the periods presented, in conformity with U.S. GAAP.

Changes in Internal Control over Financial Reporting

Effective February 1, 2018, William Gregorak, our Chief Financial Officer, resigned with no disputes with our company. As the result of Mr. Gregorak’s resignation, we have employed an external accountant to assist with preparation of our consolidated financial statements commencing with the quarter and year ended December 31, 2017.

We will continue to monitor the effectiveness of our internal control over financial reporting in the areas affected by the facts described above and employ any additional tools and resources deemed necessary to ensure that our financial statements are fairly stated in all material respects.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS AND CORPORATE GOVERNANCE, COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

At December 31, 2017, our officers and directors were the individuals listed below:

Name	Age	Position
Wayne Harding	63	Chief Executive Officer and Chairman of the Board of Directors
Bill Gregorak	61	Chief Financial Officer and Secretary (resigned February 2018)
Samuel Morris	74	Director, Chairman of Compensation Committee
Michael Harnish	68	Director, Chairman of Audit Committee
James Cochran	57	Director
T. Keith Wiggins	77	Director
Christopher Bragg	34	Director

Our officers are elected by the board of directors at the first meeting after each annual meeting of our shareholders and they hold office until their successors are duly elected and qualified under our bylaws.

The directors named above, other than Mr. Gregorak, who resigned in February 2018, will serve until the next annual meeting of our shareholders, which is expected to be held in September, 2018. Mr. Harding holds his positions at the pleasure of the board of directors subject to the terms of his employment agreement described below in “Item 11.  Executive Compensation” under the heading “Executive Compensation—Employment and Change in Control Agreements.” There is no arrangement or understanding between our directors and Mr. Harding and any other person pursuant to which any director or officer was or is to be selected as a director or officer.

There are no family relationships among any of the directors or the executive officer.

Biographical Information

Wayne E. Harding III serves as our Chief Executive Officer and our Chief Financial Officer. Mr. Harding has served as our Chief Financial Officer and Secretary since September 2009 and served as our controller from 2008 to September 2009. In June 2016 the Board appointed Mr. Harding as the Company’s Chief Executive Officer and he maintained his role as Chief Financial Officer. He served as vice president business development of Rivet Software from 2004 to 2007. From 2002 to 2004 Mr. Harding was the owner and President of Wayne Harding & Company PC, and from 2000 until 2002 he was director-business development of CPA2Biz. From 2014 to March 2018, Mr. Harding served on the board of directors and head of the Audit Committee of AeroGrow International (OTCQB: AERO), a public company that manufactures and markets soil-free indoor garden products. Mr. Harding holds an active CPA license in Colorado and holds the CGMA (Charter Global Management Accountant) designation. Mr. Harding is past-President of the Colorado Society of CPAs. He received his BS and MBA degrees from the University of Denver.

Bill Gregorak provided a strong background in public company financial reporting, internal controls as well as mergers and acquisitions, to Two Rivers. Prior to joining Two Rivers, Mr. Gregorak served as CFO at Ascent Solar Technologies, a NASDAQ listed manufacturer and marketer of flexible, thin-film photovoltaic (PV) modules for off-grid and specialty applications, from 2013-2015. Before Ascent Solar, Mr. Gregorak was CFO of Thule Organization Solutions, a consumer products manufacturer of personal electronics cases sold under both the Case Logic® and Thule brands®, from 2008-2013; overseeing organizations in the United States, Europe and Hong Kong.  Before Thule, Mr. Gregorak was the Vice President and corporate controller for Advanced Energy and Xilinx Corporations, both of which currently trade on the NASDAQ. Advanced Energy is a manufacturer of semiconductor equipment with operations in both the United States and China, while Xilinx is a manufacturer of semiconductors with operations spanning the United States, Ireland and Singapore. Prior to 2000, Mr. Gregorak spent 17 years with Hewlett-Packard in various financial and operational capacities. Mr. Gregorak holds a Bachelor’s degree in Economics from the University of Washington. He resigned effective February 1, 2018.

Samuel Morris has served as one of our directors since July 2016. Mr. Morris is the principal of Morris Law Associates which he formed in 2006 after serving as general counsel to several companies. Through Morris Law, he has provided counsel on a variety of legal matters, such as acquisitions, management buyouts, restructurings and personnel matters. From 2006 until 2010, he also was General Counsel for Gichner Shelter Systems, Inc. Prior to Morris Law Associates, Mr. Morris was General Counsel of Wire One Communications, Inc. (formerly V-SPAN), a full-service video conferencing company, as well as to a number of smaller companies, handling customer and vendor contracts, employment matters, acquisitions and litigation from 2002 to 2005. In 2000-2001, he was Senior Vice President, General Counsel and Secretary of Digital Access, LLC, a telecommunications broadband start-up. From 1993 to 2000, Mr. Morris was Vice President/General Counsel/Secretary for Lenfest Communications, Inc., a public diversified cable television and entertainment company. From 1985 to 1993, Mr. Morris was a Senior Partner of Hoyle, Morris & Kerr, a law firm that he co-founded. Prior to that Mr. Morris was in private practice, primarily as a partner in the law firm of Dilworth, Paxson, Kalish and Kaufman. Mr. Morris received his B.A. degree, cum laude, from Harvard College and his J.D. degree from the National Law Center of the George Washington University in Washington, D.C.

Michael Harnish has served as one of our directors since July 2016. Since 1999, Mr. Harnish continues to serve as technology consultant to the Examination Review Board responsible for the administration and content of the CPA exam.  Mr. Harnish also serves as a director of the Water Redevelopment Company where he is chairman of the audit committee and a member of the compensation committee. He is a current consultant and past director of Alliance Sports Group where he was chairman of the compensation committee as well as a member of the audit and special committees.  He is also on the Advisory Board of Corporate Governance Partners in Chicago IL. Mr. Harnish previously served on the Board of Directors of DeltaHawk Engines where he was chairman of the audit committee.  Prior to retirement, Mr. Harnish held the offices of COO/CIO of EthicsPoint, Inc., Fios, Inc., CPA2BIZ, and the law firm of Dickinson Wright PLLC.  He has also served as President and Chief Executive Officer of Technology Consulting Partners LLC and was a former Associate, Technology Consulting Solutions at Plante & Moran. Mr. Harnish is a former Partner of Crowe, Chizek and Company CPAs (now Crowe Horwath LLP).  Additionally, Mr. Harnish previously held the office of Director of Consulting Services, Lotus Development Corp. and has been a member of Various AICPA Committees including the Computerization Implementation Committee (CIC) and the first Chairman of the Information Technology Executive Committee and Membership Division.  Mr. Harnish is a former member of the Illinois CPA Society Board of Directors and recipient of the AICPA Innovative User of Technology and the AICPA Sustained Contribution Awards.  Mr. Harnish received his B.S. in Industrial Management with a Computer Science Technical Option from Purdue University and has received the certifications of: Certified Public Accountant (CPA); Certified Information Technology Professional (CITP); Certified in Financial Forensics (CFF); Certified Information Systems Auditor (CISA); EnCase Certified Examiner (EnCE); and the Certificate in Data Processing (CDP).

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

T. Keith Wiggins has served on our board since September 2016. Mr. Wiggins is one of the early investors in Two Rivers. He resides in southern Colorado and operates a large cattle ranch. In 1995, Mr. Wiggins retired from Union Texas Petroleum Holdings, a Fortune 500 company, as vice president of human resources and environmental services. Prior to his tenure at Union Texas, Mr. Wiggins was employed by Allied Chemical Corporation and held positions with increasing management responsibility in manufacturing, engineering, human resources and labor relations. Mr. Wiggins has board experience with Lake Forrest Utility district and various community entities. On February 2, 2006, Colorado governor, Bill Owens, appointed Mr. Wiggins to the 3rd Judicial Nominating Commission of the State of Colorado Supreme Court. Mr. Wiggins received his B.S. degree from Auburn University and his Master of Agriculture from Colorado State University, Fort Collins. He is a veteran of the U.S. Army and the Air National Guard.

Christopher Bragg has served on our board since September 2016. He has nearly fifteen years of experience in the financial industry. After spending the first two years of his career in the private banking business, Mr. Bragg joined Western Asset Management as a Portfolio Controller. He quickly transitioned over to the mutual fund operations group, where he supported the rollout and growth of the newly formed Legg Mason and Western Asset managed mutual funds; the company had over $400 billion in assets under management at the time. In 2007, Mr. Bragg transitioned over to the public equities side of the business and joined Camden Asset Management as a Controller and Trade Support Specialist. He worked directly with the trading desk in the development and support of their Convertible Arbitrage strategic side of the business. During his 5+ years with the company, Mr. Bragg played a crucial role in a restructure of the operational/back office division, the buildout of a proprietary in-house trading system, and assisted in the maintenance of the ever-changing compliance requirements for the $2 billion under management. He then spent just over a year with Empire Capital Management; a technology focused hedge fund with $800 million under management across several funds. In his time as a trading specialist and west coast operations manager, he assisted in the growth of the newly built west coast office and implemented a multi-faceted trading platform that allowed traders on both coasts to input, execute and allocate orders across the several fund accounts. In mid-2014, Mr. Bragg left Empire Capital Management to join the McGrain Financial group as a partner in the overseeing of over $70 million in assets under management. He assists in the management of the day to day activities of the investment portfolio and is active in the local Pasadena community as well.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers and directors, and persons who own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership with the SEC. Officers and directors are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based on our review of copies of such reports received, and representations from certain reporting persons, we believe that, during the fiscal year ended December 31, 2017, all of the Section 16(a) filing requirements applicable to our officers and directors were filed in compliance with all applicable requirements.

ITEM 11. EXECUTIVE COMPENSATION

Executive Compensation

Summary Compensation Table

The following table sets forth certain information concerning compensation paid to each of the individuals who served as executive officers during 2017:

Name & Position	Year		Salary ($)	Bonus ($)	Stock Awards ($) (1)	Option Awards ($)	Non-equity incentive plan comp ($)	Non-qualified deferred comp earnings ($)	All other comp ($)	Total ($)
John McKowen,	2017		-	-	-	-	-	-	-	-
prior Chief	2016	(6,2)	192,164	-	-	-	-	-	12,361	204,525
Executive Officer, Chairman	2015	(3)	258,050	-	-	-	-	-	38,284	296,334
Wayne Harding,	2017	(9)	131,250	-	-	92,000	-	-	10,800	234,050
Chief Executive Officer, Chief Financial Officer	2016	(7,4)	131,379	-	33,093	-	-	-	6,050	170,522
Chairman	2015	(5)	154,231	-	-	-	-	-	6,800	161,031
William	2017	(8,10)	120,000	2,790	-	22,000	-	-	4,800	149,590
Gregorak, Chief Financial Officer &	2016		-	-	-	-	-	-	-	-
Secretary	2015		-	-	-	-	-	-	-	-

(1)	Stock award compensation is based on stock options or RSUs granted, vested and issued during the year. For payroll tax purposes, and as reported here, valuation of the RSU grants that are vested is recorded through payroll at a 25% fair value discount due to large blocks and limitations on selling. This is based on outside executive compensation consultant’s opinion. For financial statement purposes, the full fair value of the grant is recorded, less expected forfeitures.
(2)	Other Compensation is the payment of the health insurance benefit by the Company ($2,361) and office allowance ($10,000).
(3)	Other Compensation is the payment of the health insurance benefit by the Company ($13,284) and office allowance ($25,000).
(4)	Other Compensation is the payment of the health insurance benefit by the Company ($6,050).
(5)	Other Compensation is the payment of the health insurance benefit by the Company ($6,800).
(6)	Mr. McKowen resigned June 2016
(7)	Mr. Harding was named Chief Executive Officer in June 2016 and became Chairman in September 2016.
(8)	Mr. Gregorak was named Chief Financial Officer in March of 2017 and resigned on February 1, 2018.
(9)	Other Compensation is the payment of the health insurance benefit by the Company ($9,800).
(10)	Other Compensation is the payment of the health insurance benefit by the Company ($4,800).

Grants and Issuance of Plan-Based Awards for 2017 and 2016

For the year ended December 31, 2017, the Company issued 225,000 options for common shares to Wayne Harding, with 64,286 shares vesting by December 31, 2017.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth certain information as to unexercised restricted stock units held on December 31, 2017 by the named executive officers.

	Stock Awards
Name	Number of Options that have vested (#)	Market value of Options that have vested ($) (1)	Options that have not vested (#)	Market value of stock options that have not vested ($) (1)
Wayne Harding	464,286	92,000	360,714	144,286
William Gregorak	150,000	22,000	525,000	210,000

(1) The closing price of our common stock on OTCQB on December 31, 2017 was $0.52

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

On August 22, 2017, Mr. Harding entered into a new compensation agreement. This agreement contains the same terms as the prior agreement with the exception of the expanded definition of “Early Termination: Resignation by the Employee for Good Reason.” This definition has been expanded to include the election or appointment of 50% or more new members of the Company’s board.

The employment agreement provides that Mr. Harding will be entitled, in the event his employment is terminated during the term by us without cause (as defined) or by him for good reason (as defined), to (a) receive an amount in cash equal to six months’ base salary at the highest base salary in effect during the twelve months prior to termination plus the amount of the annual bonus, if any, paid to him for the preceding fiscal year, prorated to the termination date and (b) immediate vesting of all non-vested stock options. The agreement also provides for immediate vesting of all non-vested stock options in the event of a change in control, which generally is defined to be a sale or other disposition to a person, entity or group of 50% or more of our consolidated assets. The following table sets forth estimated compensation that would have been payable to Mr. Harding upon termination of employment, assuming termination took place on December 31, 2017, whether in connection with a change in control or otherwise. Mr. Harding held unvested options as of December 31, 2017, and therefore would have been entitled to additional compensation had a change in control occurred as of December 31, 2017.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL TABLE

Name	Acceleration of Compensation Upon Termination
Wayne Harding	$150,000

Director Compensation

The following table sets forth information concerning compensation paid to our outside directors for services during 2017:

Name	Fees earned or paid in cash	Stock options	Total
Samuel Morris	$18,000	$34,843	$41,843
Michael Harnish	$18,000	$34,843	$41,843
James Cochran	$18,000	$34,843	$41,843
T. Keith Wiggins	$18,000	$34,843	$41,843
Christopher Bragg	$18,000	$34,843	$41,843

From September 30, 2016 to August 31, 2017, each outside director receives $1,000 for each meeting attended in person. Directors were also paid $4,000 per calendar quarter. At the annual meeting of the board of directors on September 7, 2017, the board voted to award each outside director options for 150,000 shares of common stock. These stock option shares vested 1/8 on the date granted with the balance equally over seven quarters commencing December 31, 2017. The chair of the audit committee received an additional 20,000 stock options per year. The chair of the compensation committee received an additional 10,000 stock options per year. Committee chair options vest half immediately, half in six months.

At the September 7, 2017 board meeting, the Compensation Committee recommended, and the Board approved, to increase each indepndent director’s quarterly cash compensation from $4,000 per calendar quarter to $5,000 per calendar quarter.

In 2017, we expensed $34,843 in stock option expense for each of the independent directors listed above.

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

Stockholders may recommend individuals to the compensation, governance and nominating committee for consideration as potential director candidates by submitting their names, together with appropriate biographical information and background materials and a statement as to whether the stockholder or group of stockholders making the recommendation has beneficially owned more than five percent of the common stock for at least a year as of the date such recommendation is made, to the compensation, governance and nominating committee in care of Two Rivers Water & Farming Company, 3025 S Parker Rd, #140, Aurora, Colorado 80014, Attention: Secretary. Assuming that appropriate biographical and background material has been provided on a timely basis, the compensation, governance and nominating committee will evaluate stockholder-recommended candidates by following substantially the same process, and applying substantially the same criteria, as it follows for candidates submitted by others.

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

Stockholders who wish to send communications on any topic to the board should address such communications to the board in care of Two Rivers Water & Farming Company, 3025 S Parker Rd, #140, Aurora, Colorado 80014, Attention: Secretary.

Compensation Committee Interlocks and Insider Participation

The members of the compensation committee are Samuel Morris, James Cochran and Michael Harnish. Neither Mr. Morris, Mr. Cochran nor Mr. Harnish has ever been an officer or employee of our company or any subsidiary of ours or had any relationship with us during 2017 requiring disclosure under Item 404 of Regulation S-K of the SEC.

Our executive officer has not served as a director or member of the compensation committee (or other committee serving an equivalent function) of any other entity, one of whose executive officers served as a member of our board of directors or our compensation committee.

Director Attendance at Board and Shareholder Meetings

The board of directors met formally multiple times during 2017, either in person or by teleconference. The board conducted numerous special board meetings during 2017. Each director attended at least 90% of the meetings of the board held in 2017 during the period in which such person was a director.

We do not have a policy regarding director attendance at our annual meetings of shareholders. Messrs. Morris, Harnish, Cochran, Wiggins and Bragg all attended our annual meeting of shareholders held on September 7, 2017.

Board Committees

The board of directors has established an audit committee, a compensation, and a governance and nominating committee.

Audit Committee

Members of the audit committee are Michael Harnish, Chris Bragg, and Samuel Morris, each of whom is an independent director. Mr. Harnish chairs the audit committee and serves as the audit committee financial expert.

The committee’s responsibilities include:

●	appointing, approving the compensation of, and assessing the independence of our registered public accounting firm;

●	overseeing the work of the registered public accounting firm, including through the receipt and consideration of certain reports from such firm;

●	reviewing and discussing our annual and quarterly financial statements and related disclosures with management and the registered public accounting firm;

●	monitoring our internal control over financial reporting, disclosure controls and procedures, and code of ethics, and overseeing risk management;

●	establishing policies regarding hiring employees from the registered public accounting firm and procedures for the receipt and retention of accounting related complaints and concerns;

●	meeting independently with our registered public accounting firm and management; and

●	reviewing and approving or ratifying any related-person transactions.

The audit committee met four times during 2017, either in person or by teleconference. During 2017, each member of the audit committee attended all of the meetings of the committee held during the year. The audit committee charter is available at http://www.2riverswater.com/governance-documents/.

Compensation Committee

Members of the compensation nominating committee are Michael Harnish, James Cochran and Samuel Morris. Mr. Morris chairs the compensation committee.

The compensation has the final determination in compensation for our executives. The compensation committee is responsible for considering and approving the payment of bonuses to executives. There is no set schedule for the payment of bonuses. Bonuses are considered upon achievement of specified benchmarks, which in the past have included capital and debt raises, operational performance, acquisitions of significant assets, and entry into agreements accretive to our business. The benchmarks and the amount and type of bonuses are determined by the committee.

The compensation committee also is responsible for approving employment agreements with executives.

The Compensation Committee met twice during 2017.

Nominating and Governance Committee

Members of the governance and nominating committee are Samuel Morris and Keith Wiggins. Mr. Morris chairs the committee.

The governance and nominating committee is responsible for identifying individuals whom the Committee believes are qualified to become Board members in accordance with the nominating criteria set forth below (the “Nominating Criteria”), and recommend that the Board select such individuals as nominees to stand for election at each Annual Meeting of Shareholders. In addition, the committee will annually evaluate the qualifications and performance of incumbent directors and determine whether to recommend them for re-election to the Board. In the case of a Board vacancy (including a vacancy created by an increase in the size of the Board), the committee is responsible for recommending to the Board in accordance with the nominating criteria an individual to fill such vacancy either through election by the Board or through election by shareholders. The Governance and Nominating Committee met once during 2017.

Summary of Committee Service

The following is a table showing board members involvement in each committee:

Name	Audit	Compensation	Nominating/Governance
Wayne Harding	-	-	-
Samuel Morris	M	C	C
Michael Harnish	C	M	-
James Cochran	-	M	-
T. Keith Wiggins	-	-	M
Christopher Bragg	M	-	-

M = Member C = Chair

Audit Committee Report

The audit committee has reviewed and discussed the audited consolidated financial statements of the Two Rivers and its subsidiaries for fiscal 2017, and has discussed these financial statements with the Twor Rivers’ management and independent registered public accounting firm for fiscal 2017, M&K CPAs, LLP.

The audit committee has also received from, and discussed with, M&K CPAs, LLP various communications that the independent registered public accounting firm is required to provide to the audit committee, including the matters required to be discussed by Statement on Auditing Standards No. 61, as amended (AICPA, Professional Standards, Vol. 1. AU section 380) as adopted by the Public Company Accounting Oversight Board in Rule 3200T.

M&K CPAs, LLP also provided the audit committee with the written communications required under regulations of the Public Company Accounting Oversight Board, including communications regarding the independence of the registered public accounting firm. The audit committee has discussed with M&K CPAs, LLP its independence from Two Rivers. The audit committee also considered whether the provision of other, non-audit related services referred to under the heading "Independent Registered Public Accounting Firm Fees and Other Matters" is compatible with maintaining the independence of the registered public accounting firm.

Based on its discussions with management and the independent registered public accounting firm, and its review of the representations and information provided by management and M&K CPAs, LLP, the audit committee recommended to the board of directors that the audited consolidated financial statements be included in the Two Rivers’ Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

AUDIT COMMITTEE

Michael Harnish
Christopher Bragg
Samuel Morris

The material in this audit committee report is not "soliciting material," is not deemed "filed" with the SEC, and is not to be incorporated by reference in any filing by Two Rivers under the Securities Act or the Securities Exchange Act, whether made before or after the date hereof, and irrespective of any general incorporation language in any such filing.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of common stock as of March 30, 2017, by:

●	each person, or group of affiliated persons, who is known by us to own beneficially more than five percent of the outstanding shares of common stock;
●	each of our directors and executive officers; and
●	all of our current directors and executive officers as a group.

The following table lists the percentage of shares beneficially owned based on 32,749,920 shares of common stock outstanding as of March 30 , 2018, plus an additional 1,299,643 options issued that can be exercised by May 29, 2018 (60 days after March 30, 2018). Except as otherwise indicated, all of the shares reflected in the table are common stock and all persons listed below have sole voting and investment power with respect to the shares beneficially owned by them, subject to applicable community property laws.

	Shares Beneficially Owned
Name of Beneficial Owner	Number	Percentage
Wayne Harding (1)	1,204,518	3.5%
Samuel Morris	478,220	1.4%
Michael Harnish	225,357	*
James Cochran	392,501	*
T. Keith Wiggins	415,402	*
Chris Bragg	126,786	*
John R. McKowen (2)	3,842,440	11.3%
All directors and executive officers as a group (6 persons)	6,685,224	19.6%

* Less than 1%

(1)	Includes 6,666 shares owned by an individual retirement account for the benefit of Mr. Harding’s spouse.
(2)	Mr. McKowen was the CEO and Chair of the Board of the Company until his resignation in May, 2016. He is still considered an affiliate due to the size of his holdings and being on GrowCo’s board of directors and serving as GrowCo’s CEO.

For purposes of the table above, the address of each of our directors and executive officers is in care of Two Rivers Water & Farming Company, 3025 S Parker Rd, Suite 140, Aurora CO 80014. Two Rivers has 200,000,000 authorized common shares. There are a total of 10,000,000 common shares under Two Rivers’ 2011 Option Plan.

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

Since January 1, 2017 there have been the following related-party transactions, except for the compensation arrangements described under “Executive Compensation” and “Director Compensation”:

●	Wayne Harding CEO

o	Short-term loan to the Company of $5,000.
o	Short-term loan to the Company of $27,000.
o	Short-term loan to the Company of $32,500.

●	Board Members

o	Samuel Morris $5,000 short-term loan to the Company.
o	Michael Harnish invested $35,000 in the GrowCo $6M Exchange Note, $100,000 in GrowCo $4,000,000, and $25,000 in GCP Super Units prior to becoming a board member.

●	Thomas Prasil greater than five percent shareholder had the following transactions with the Company:

o	Invested $400,000 in the GrowCo $6M Exchange Note.

Since January 1, 2017 the following related party transactions have taken place with John McKowen our prior Chief Executive Officer, who resigned in May, 2016:

●	In August 2016 TR Capital Partners, LLC’s subsidiary GCP1 signed a lease agreement for greenhouse 1 with Johnny Cannaseed, a company formed and operated by John McKowen. This lease was subsequently cancelled by mutual agreement on January 31, 2018.

●	In August 2016, GrowCo’s subsidiary GCP2 signed a lease agreement for greenhouse 2 with Johnny Cannaseed.

●	In July 2016 the Company’s subsidiary GrowCo signed a series of agreements with McGrow, LLC, a Colorado limited liability company that is headed and partially owned by John McKowen. The agreements included a Master Agreement, and Advisory Services agreement, a Construction Services agreement, a Financing Services agreement, a Non-Compete and Exclusivity agreement, and a Stock Purchase Agreement. Collectively these are known as the “McGrow Agreements”. As a result of these agreements GrowCo paid McGrow for services provided primarily for the construction of greenhouses and fees associated with the raising of capital. These agreements were fulfilled or cancelled by the end of March 31, 2017.

The following is a list of all related party transactions with John McKowen during the year ended December 31, 2017:

●	Advances totaling $34,400 resulting in a cumulative total of $72,999 for greenhouse expenses to Johnny Cannaseed, LLC which is majority owned by former Company Chief Executive Officer John McKowen.

●	Revenue totaled $620,000 has been recorded for leasing income from Johnny Cannaseed.

●	Advances totaled $26,957 resulting in a cumulative total of $43,798 for greenhouse expense to McGrow, LLC which is partially owned by former Company Chief Executive Officer John McKowen.

●	Payments totaling $335,531 to MCG Services, LLC which is majority owned by former Company Chief Executive Officer John McKowen for costs associated with a services agreement with GrowCo.

●	Advances to MCG Services, LLC totaled $13,295. This amount was written off.

●	Payments totaling $11,210 to John McKowen for interest expense on a loan held by Mr. McKowen to GrowCo.

Our board contains six people, of which all are classified as independent members, except for Wayne Harding.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Eide Bailly LLP (“Eide Bailly”) was the principal audit accounting firm and has performed the audit beginning with the year ended December 31, 2011 through December 31, 2016 and performed reviews for the periods ending March 31, 2017, June 30, 2017 and September 30, 2017.

On November 28, 2017 we were notified by Eide Bailly of its decision to resign as our independent registered public accounting firm. The reports of Eide Bailly on our consolidated financial statements for the fiscal years ended December 31, 2016 and 2015 did not contain an adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles. During the fiscal years ended December 31, 2016 and 2015, and in the subsequent interim period through November 28, 2017, there were (a) no disagreements with Eide Bailly on any matters of accounting principles or practices, financial statement disclosure or auditing scope or procedure which disagreements, if not resolved to the satisfaction of Eide Bailly, would have caused Eide Bailly to make reference to the matter in their reports on the consolidated financial statements for such years and (b) no reportable events, as defined in Item 304(a)(1)(v) of Regulation S-K.

On December the audit committee of the Company’s board of directors appointed M&K CPAs, PLLC (“M&K”) as its independent registerd public accounting firm for the year ending December 31, 2017. The company signed an engagement letter with M&K on December 4, 2017. The Company has considered whether the provisions of audit services are compatible with maintaining M&K’s independence and concluded that M&K is independent. The audit committee has approved all of Eide Bailly’s and M&K’s fees.

The following table represents aggregate fees billed to us by Eide Bailly during 2017 and 2016.

	Year Ended December 31,
	2017	2016
Audit Fees	$82,863	$103,348
Tax Fees	-	-
Other Fees	-	-

The following table represents aggregate fees billed to us by M&K CPAs LLP during 2017 and 2016.

	Year Ended December 31,
	2017	2016
Audit Fees	$8,000	-
Tax Fees	-	-
Other Fees	-	-

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following is a complete list of exhibits filed as part of this Form 10-K. Exhibit number corresponds to the numbers in the Exhibit table of Item 601 of Regulation S-K.

			Incorporated by Reference
Exhibit Number	Description of Exhibit	Filed Herewith	Form	Filing Date with SEC	Exhibit Number
3.1	Restated Articles of Incorporation of Two Rivers Water & Farming Company		10-K	March 25, 2013	3.1
3.2	By-laws of Two Rivers Water & Farming Company		10-K	March 25, 2016	3.1
10.1	Agreement and Plan of Merger dated as of September 14, 2010 among Two Rivers Water & Farming Company, TRWC, Inc. and Two Rivers Basin, LLC		8-K	September 22, 2010	2.1
10.2	Form of Promissory Note of Two Rivers Water & Farming Company		8-K	April 3, 2012	10.1
	Relating to Purchase Agreement regarding Orlando Reservoir No. 2:
10.3a	Purchase Agreement dated as of September 22, 2010 between The Orlando Reservoir No. 2 Company, LLC and TRWC, Inc.		10-K/A	August 29, 2012	10.2
10.3b	First Amendment dated as of October 14, 2010 between The Orlando Reservoir No. 2 Company, LLC and TRWC, Inc.		10-K/A	August 29, 2012	10.3
10.3c	Second Amendment dated as of November 17, 2010 between The Orlando Reservoir No. 2 Company, LLC and TRWC, Inc.		10-K/A	August 29, 2012	10.4
10.3d	Third Amendment dated as of November 19, 2010 between The Orlando Reservoir No. 2 Company, LLC and TRWC, Inc.		10-K/A	August 29, 2012	10.5
10.3e	Fourth Amendment dated as of January 28, 2011 between The Orlando Reservoir No. 2 Company, LLC and TRWC, Inc.		10-K/A	August 29, 2012	10.6
	Relating to acquisition of Orlando Membership Interest:
10.4a	Second Amendment dated as of September 7, 2011 among Orlando Reservoir No. 2 Company, LLC, Family Ranch Holdings, LLC, Two Rivers Water & Farming Company, TRWC, Inc., TRW Orlando Water Assets, LLC and Two Rivers Farms F-2, LLC		8-K	September 12, 2011	99.1
10.4b	Promissory Note dated as of September 7, 2011 of Orlando Reservoir No. 2 Company, LLC and TRW Orlando Water Assets, LLC issued to Family Ranch Holdings, LLC		8-K	September 12, 2011	99.2
10.5	Purchase and Supply Agreement dated as of September 21, 2011 between Aurora Organic Farms, Inc. and Two Rivers Water & Farming Company Relating to acquisition of assets of Dionisio Produce Farms		8-K	September 22, 2011	99.1

			Incorporated by Reference
Exhibit Number	Description of Exhibit	Filed Herewith	Form	Filing Date with SEC	Exhibit Number
10.6a	Master Agreement dated as of April 12, 2012 among R&S Dionisio Real Estate and Equipment, LLC, Dionisio Produce & Farms, LLC, Russell L. Dionisio, Two Rivers Farms, LLC and TRWC, Inc.		8-K	June 16, 2012	99.2
10.6b	First Amendment dated as of April 12, 2012 to Master Agreement among R&S Dionisio Real Estate and Equipment, LLC, Dionisio Produce & Farms, LLC, Two Rivers Farms, LLC and TRWC, Inc.		8-K	June 16, 2012	99.3
10.6c	Second Amendment dated as of April 12, 2012 to Master Agreement among R&S Dionisio Real Estate and Equipment, LLC, Dionisio Produce & Farms, LLC, TR Bessemer, LLC and TRWC, Inc.		8-K	June 16, 2012	99.4
10.6d	Third Amendment dated as of April 12, 2012 to Master Agreement among R&S Dionisio Real Estate and Equipment, LLC, Dionisio Produce & Farms, LLC, TR Bessemer, LLC and TRWC, Inc.		8-K	June 16, 2012	99.5
10.6e	Second Closing dated as of November 2, 2012 to Master Agreement among R&S Dionisio Real Estate and Equipment, LLC, Dionisio Produce & Farms, LLC, Russell L. Dionisio, TR Bessemer, LLC and TRWC, Inc.		8-K	June 16, 2012	99.6
10.6f	Assignment of Trademark dated as of November 2, 2012 among R&S Dionisio Real Estate and Equipment, LLC, Dionisio Produce & Farms, LLC and TR Bessemer, LLC		8-K	June 16, 2012	99.7
10.6g	Bill of Sale dated as of November 2, 2012 among R&S Dionisio Real Estate and Equipment, LLC, Dionisio Produce & Farms, LLC, TR Bessemer, LLC and TRWC, Inc.		8-K	June 16, 2012	99.8
10.6h	Promissory Note dated as of November 2, 2012 of RR Bessemer, LLC issued to R&S Dionisio Real Estate and Equipment		8-K	June 16, 2012	99.9
10.6i	Assignment of Produce Contracts among R&S Dionisio Real Estate and Equipment, LLC, Dionisio Produce & Farms, LLC, TR Bessemer, LLC and TRWC, Inc.		8-K	June 16, 2012	99.10
10.6j	Lease Agreement dated as of November 2, 2012 among R&S Dionisio Real Estate and Equipment, LLC, Dionisio Produce & Farms, LLC, TR Bessemer, LLC and TRWC, Inc.		8-K	June 16, 2012	99.12
10.7	Series A Convertible Preferred Stock Purchase Agreement dated as of November 25, 2012 among Dionisio Farms & Produce, Inc., TRWC, Inc. and Investors		10-K	March 25, 2013	4.5
10.8	Conversion Agreement effective as of December 31, 2012 among Two Rivers Farms F-1, LLC, Two Rivers Water & Farming Company and Investors		10-K	March 25, 2013	4.6
10.9	Conversion Agreement effective as of December 31, 2012 among Two Rivers Farms F-2, LLC, Two Rivers Water & Farming Company and Investors		10-K	March 25, 2013	4.7
10.10	Conversion Agreement effective as of December 31, 2012 among Two Rivers Water & Farming Company and Investors		10-K	March 25, 2013	4.8

			Incorporated by Reference
Exhibit Number	Description of Exhibit	Filed Herewith	Form	Filing Date with SEC	Exhibit Number
10.11	Commercial Lease Agreement dated as of August 29, 2014 between GrowCo, Inc. and Cool House Farms, LLC		8-K	September 4, 2014	10.1
10.12	Commercial Lease Agreement dated as of August 29, 2014 between GrowCo, Inc. and Mojo MJ, LLC		8-K	September 4, 2014	10.1
10.13	Real Estate Purchase Agreement dated as of September 16, 2014 between Two Rivers Water & Farming Company and Farmland Partners Inc.		8-K	September 18, 2014	10.1
	Relating to Financing of TR Capital Partners, LLC:
10.14a	Limited Liability Company Agreement dated as of January 31, 2014 among TR Capital Partners, LLC and the Members named therein		8-K	May 14, 2014	10.1
10.14b	Membership Interest Purchase Agreement dated as of January 31, 2014 among TR Capital Partners, LLC and the Investors named therein		8-K	May 14, 2014	10.2
10.14c	Exchange Agreement dated as of January 31, 2014 among TR Capital Partners, LLC, Two Rivers Water & Farming Company and the Holders named therein		8-K	May 14, 2014	10.2
	Relating to 2005 Stock Option Plan:
†10.16	2005 Stock Option Plan		10-K	March 25, 2016	10.16
	Relating to 2011 Long-Term Stock Plan:
†10.17a	2011 Long-Term Stock Plan		10-K	March 25, 2016	10.17
†10.17b	Form of Restricted Stock Unit Award Agreement for Employees		10-K	March 25, 2016	10.17
†10.17c	Form of Restricted Stock Unit Award Agreement for Non-Employees		10-K	March 25, 2016	10.17
†10.19	Employment Agreement dated as of January 1, 2011 between John R. McKowen and Two Rivers Water & Farming Company		10-K	March 30, 2011	10.1
†10.20	Employment Agreement dated as of January 1, 2011 between Wayne Harding and Two Rivers Water & Farming Company		10-K	March 30, 2011	10.3
†10.21	Real estate lease between GrowCo Partners 1, LLC and Suncanna, LLC		10-K	March 30, 2016	10.3
16.1	Letter dated November 30, 2017 from Eide Bailly, LLP regarding change in certifying accountant		8-K	November 30, 2017	16.1
21.1	List of Subsidiaries of Two Rivers Water & Farming Company	X
23.1	Consent of M&K CPAs, LLP	X
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
*32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

†	Management contract or compensatory plan or arrangement.

*	The certification attached as Exhibit 32.1 that accompanies this Annual Report on Form 10-K is not deemed filed with the SEC and is not to be incorporated by reference into any filing of Two Rivers Water & Farming Company under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the filing date of this Form 10-K, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 6, 2018	Two Rivers Water & Farming Company

/s/Wayne Harding
Chief Executive Officer (Principal Executive Officer) & Chief Financial Officer (Principle Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: April 6, 2018

/s/Wayne Harding
Wayne Harding
President, Chief Executive Officer, Chief Financial Officer and Chairman of the Board

/s/ Samuel Morris
Samuel Morris
Director

/s/Michael Harnish
Michael Harnish
Director

/s/ Christopher Bragg
Christopher Bragg
Director

/s/ Jim Cochran
Jim Cochran
Director

TABLE OF CONTENTS

FINANCIAL STATEMENTS

Two Rivers Water & Farming Company	2017 Financials	Page F-1

TWO RIVERS WATER & FARMING COMPANY AND SUBSIDIARIES

REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Two Rivers Water & Farming Company

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Two Rivers Water & Farming Company (the Company) as of December 31, 2017, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year ended December 31, 2017, and the related notes and schedules (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017, and the results of its operations and its cash flows for the year ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America. The consolidated financial statements of Two Rivers Water & Farming Company as of December 31, 2016, were audited by other auditors whose report dated March 29, 2017 expressed an unqualified opinion on those consolidated statements.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 10 to the consolidated financial statements, the Company suffered a net loss from operations and has a net capital deficiency, which raises substantial doubt about its ability to continue as a going concern.  Management’s plans regarding those matters are described in Note 10. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ M&K CPAS, PLLC

We have served as the Company’s auditor since 2017.

Houston, TX
April 9, 2018

Two Rivers Water & Farming Company	2017 Financials	Page F-2

TWO RIVERS WATER & FARMING COMPANY AND SUBSIDIARIES

REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Two Rivers Water & Farming Company

Denver, Colorado

We have audited the accompanying consolidated balance sheet of Two Rivers Water & Farming Company (the “Company”) as of December 31, 2016, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the year then ended. Two Rivers Water & Farming Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Two Rivers Water & Farming Company as of December 31, 2016, and the results of its operations and its cash flows for the year ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 3 to the consolidated financial statements, the Company has made plans to discontinue its farming operations as of December 31, 2016. Our opinion is not modified with respect to this matter.

As discussed in Note 9 to the consolidated financial statements, the Company made immaterial error corrections to restate the previously filed balance sheet for the year ended December 31, 2016. Accordingly, amounts reported for long term assets for land and water, and the liabilities for discontinued operations and notes payable, net of current portion have been restated in the December 31, 2016 financial statements now presented. Our opinion is not modified with respect to this matter.

/s/ Eide Bailly, LLP

Denver, Colorado

March 29, 2017

Two Rivers Water & Farming Company	2017 Financials	Page F-3

TWO RIVERS WATER & FARMING COMPANY AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except for number of shares)

	December 31, 2017	December 31, 2016 (As Restated)
ASSETS:
Current Assets:
Cash and cash equivalents	$14	$150
Accounts receivable, net	5	-
Accounts receivable, related party	19	240
Deposits and other current assets	32	5
Assets of discontinued operations held for sale	-	2,785
Total Current Assets	70	3,180
Long Term Assets:
Property, equipment and software, net	160	599
Land	3,505	3,803
Water assets	25,016	31,183
Greenhouse & infrastructure, net	5,955	5,402
Construction in progress	3,361	3,520
Other long term assets	85	80
Total Long Term Assets	38,082	44,587
TOTAL ASSETS	$38,152	$47,767

LIABILITIES & STOCKHOLDERS’ EQUITY:
Current Liabilities:
Accounts payable	$1,553	$1,495
Accrued liabilities	1,837	695
Current portion of notes payable, net of discount	17,419	10,780
Preferred dividend payable	3,968	3,105
Liabilities of discontinued operations held for sale	-	2,841
Total Current Liabilities	24,777	18,916
Notes Payable, net of current portion	1,238	5,556
Total Liabilities	26,015	24,472
Commitments & Contingencies (Notes 5, 8, 11, 13)
Stockholders’ Equity:
Common stock, $0.001 par value, 100,000,000 shares authorized, 32,749,920 shares issued and outstanding at December 2017 and 30,452,075 at December 31, 2016	34	31
Preferred shares, $0.001 par value, 5,000,000 shares authorized, 64,935 shares issued and outstanding at December 31, 2017.	252	-
Additional paid-in capital	77,267	75,142
Accumulated (deficit)	(97,168)	(84,244)
Total Two Rivers Water Company Shareholders’ Equity	(19,615)	(9,071)
Noncontrolling interest in subsidiaries	31,752	32,366
Total Stockholders’ Equity	12,137	23,295
TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$38,152	$47,767

The accompanying notes to consolidated financial statements are an integral part of these statements.

Two Rivers Water & Farming Company	2017 Financials	Page F-4

TWO RIVERS WATER & FARMING COMPANY AND SUBSIDIARIES

Consolidated Statements of Operations

(In thousands, except for Loss per Share)

	Twelve Months Ended December 31,
	2017	2016
Revenue
Leasing - Greenhouse	$620	$204
Other	72	68
Total Revenue	692	272
Direct cost of revenue	(33)	-
Gross Margin	659	272
Operating Expenses:
General and administrative	2,078	3,711
Asset impairment	6,900	-
Depreciation and amortization	420	166
Total operating expenses	9,398	3,877
Loss from Operations	(8,739)	(3,605)
Other Income (Expense)
Interest expense	(2,616)	(1,780)
Warrant expense	(331)	(327)
Other income (expense)	33	17
Total other income (expense)	(2,914)	(2,090)
Net Loss from Continuing Operations before Taxes	(11,653)	(5,695)
Income tax (provision) benefit	-	-
Net Loss from discontinued operations	(1,045)	(2,624)
Net Loss before Preferred Dividends and Non-Controlling Interest	(12,698)	(8,319)
Net loss attributable to noncontrolling interest	637	200
Preferred distributions	(863)	(2,608)
Loss Per Common Share - Basic and Dilutive:	$(12,924)	$(10,727)
(Loss) Per Share - Basic and Dilutive	$(0.40)	$(0.38)
Weighted Average Shares Outstanding:
Basic and dilutive	32,118	28,147

The accompanying notes to consolidated financial statements are an integral part of these statements.

Two Rivers Water & Farming Company	2017 Financials	Page F-5

TWO RIVERS WATER & FARMING COMPANY AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

	Twelve Months Ended December 31,
	2017	2016
Cash Flows from Operating Activities:
Net loss, before NCI	$(13,561)	$(10,927)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	421	839
Accretion of debt discount	469	199
Asset impairment	6,900	-
(Gain) loss from debt extinguishment	(337)	62
Write off of Suncanna receivable and advance	-	910
Stock compensation and warrant expense	1,287	477
In-kind distributions	-	495
Loss (Gain) on write down of intangible assets related to farming operations	-	887
Loss (Gain) from disposal of fixed assets related to farming operations	387	343
Net change in operating assets and liabilities:
Decrease in accounts receivable	32	73
Decrease (increase) in accounts receivable, related party	221	(240)
Decrease in farm product	-	81
Decrease in deposits, prepaid expenses and other assets	25	29
(Decrease) increase in accounts payable	(619)	1,905
Increase in distribution payable to preferred shareholders	863	1,764
Increase (decrease) in accrued liabilities and other	1,013	374
Net Cash Used in Operating Activities	(2,898)	(2,729)
Cash Flows from Investing Activities:
Sale (purchase) of property and equipment	1,721	(192)
Investment in water assets	-	(691)
Construction in progress	(506)	(2,597)
Net Cash Used in Investing Activities	1,215	(3,480)
Cash Flows from Financing Activities:
GrowCo LLC preferred membership offerings	93	1,095
Proceeds from sale of preferred membership units	252	-
Proceeds from warrant exercises	306	456
Proceeds from debt	2,456	5,237
Payment on notes payable	(1,560)	(950)
Net Cash Provided by Financing Activities	1,547	5,838
Net Increase in Cash & Cash Equivalents	(136)	(371)
Beginning Cash & Cash Equivalents	150	521
Ending Cash & Cash Equivalents	$14	$150

Continued on next page

Two Rivers Water & Farming Company	2017 Financials	Page F-6

Continued from previous page

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$621	$1,460
Equipment purchases financed	$-	$67
Equipment exchanged for debt	$287	$-
Conversion of debt, preferred shares into Two Rivers common stock	$464	$261
Land Exchanged for debt	$-	$381
Conversion of TR Cap into Two Rivers commmon shares	$70	$-
Conversion of accounts payable into Water Redev convertible note	$100	$-

The accompanying notes to consolidated financial statements are an integral part of these statements

Two Rivers Water & Farming Company	2017 Financials	Page F-7

TWO RIVERS WATER & FARMING COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Years Ended December 31, 2017 and 2016

(In thousands)

	Voting Common Stock		WRC Preferred
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated (Deficit)	Non- Controlling Interest	Stock-holders’ Equity
Balances, December 31, 2015	26,981	$27	-	-	$73,702	$(73,517)	$30,912	$31,124
Net Income (Loss) attributed to Two Rivers common shareholders	-	-	-	-	-	(10,727)	-	(10,727)
Non-controlling interest	-	-	-	-	-	-	(200)	(200)
TR Cap 20151231 distribution - in-kind to TR Capital holders	-	-	-	-	-	-	495	495
Shares issued for TR Capital conversions	36	-	-	-	36	-	(36)	-
Warrant repricing	-	-	-	-	327	-	-	327
Warrants exersiced	649	1	-	-	455	-	-	456
GrowCo unvesting release	-	-	-	-	-	-	100	100
Debt exchanged for shares of common stock	728	1	-	-	286	-	-	287
Two Rivers warrants issued with GrowCo debt	-	-	-	-	288	-	-	288
Stock Based Compensation	2,058	2	-	-	48	-	-	50
GCP Super Units, LLC preferred membership offering	-	-	-	-	-	-	1,095	1,095
Balances, December 31, 2016	30,452	31	-	-	75,142	(84,244)	32,366	23,295

Continued on next page

Two Rivers Water & Farming Company	2017 Financials	Page F-8

Continued from previous page

	Voting Common Stock		WRC Preferred
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated (Deficit)	Non- Controlling Interest	Stockholders’ Equity
Balances, December 31, 2016	30,452	$31	-	-	$75,142	$(84,244)	$32,366	$23,295
Net Income (Loss) attributed to Two Rivers common shareholders	-	-	-	-	-	(12,924)	-	(12,924)
TR Cap Warrant Exchanges	1,417	1	-	-	305	-	-	306
RSU Issuance	139	-	-	-	-	-	-	-
Shares issued for TR Capital conversions	52	-	-	-	70	-	(70)	-
Stock Based Compensation	-	-	-	-	796	-	-	796
Water Redevelopment Company preferred offering	-	-	65	252	-	-	-	252
Stock issued in exchange for debt settlement	665	1	-	-	464	-	-	465
Non-controlling interest	-	-	-	-	-	-	(637)	(637)
Shares issued for services	25	1	-	-	150	-	-	151
Warrants issued for debt	-	-	-	-	331	-	-	331
GrowCo Shares issued to directors	-	-	-	-	9	-	-	9
GrowCo SuperUnits	-	-	-	-	-	-	93	93
Balances, December 31, 2017	32,750	$34	65	$252	$77,267	$(97,168)	$31,752	$12,137

The accompanying notes to consolidated financial statements are an integral part of these statements.

Two Rivers Water & Farming Company	2017 Financials	Page F-9

TWO RIVERS WATER & FARMING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2017 and 2016

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

The above organizational charts shows GrowCo as a subsidiary of Two Rivers. Two Rivers owns 10,000,000 GrowCo common shares out of approximately 35,000,000 GrowCo common shares outstanding. Ordinarily, this ownership percentage would not allow consolidation. However, under Accounting Standards Codification 810-10-05 “Variable Entities” if there are material obligations between the parent (Two Rivers) and the subsidiary (GrowCo) consolidation is required. Certain GrowCo investors have a secondary collateral position in the Orlando/Butte Valley assets of Two Rivers. Two Rivers is viewed as the primary beneficiary since it holds the majority of the variable interests.

Two Rivers Water & Farming Company	2017 Financials	Page F-10

Overview

In 2009, we began acquiring and developing irrigated farmland and associated water rights and infrastructure. As of December 31, 2017, we own 6,538 gross acres. Gross acres owned decreased from 7,376 gross acres at December 31, 2016 due to the sale of 838 acres.

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

GCP1’s greenhouse was partially occupied in September, 2015 with lease revenue beginning September 1, 2015. On April 14, 2016, we received notice from the Marijuana Enforcement Division of the Colorado Department of Revenue that the then current tenant, Suncanna, LLC (“Suncanna”), had received a suspension order. This suspension, in addition to non-payment of back due lease payments owed, caused Suncanna to be in violation of its lease with GCP1. Therefore, GCP1 began the eviction process against Suncanna. Due to the eviction process, during the three months ended March 31, 2016, we wrote off $743,000 in Lease Revenues – Related Party, wrote off $587,000 in advances to Suncanna, and did not recognize any Lease Revenues – Related Party. During the nine months ended September 30, 2016, we recognized $25,000 in greenhouse lease revenue from a payment received from Suncanna in early April 2016. The total write off of $1.330 million was partially offset by a $350,000 reduction in the amount owed to the GCP1 preferred unit holders. On July 22, 2016 GCP1 received a Writ of Restitution from the Pueblo County Colorado District Court ordering Suncanna to vacate GCP1’s greenhouse by September 6, 2016. On August 31, 2016, a lawsuit was filed by Aaron Van Wingerden, owner of Suncanna, in Pueblo County Colorado District Court against GrowCo, GrowCo Business Development, LLC., GCP1, GrowCo Funding, LLC., TR Capital, Two Rivers and certain current and former employees, and associates. The Company believes that the suit has no merit and will have no material impact on the Company’s financial condition.

Two Rivers Water & Farming Company	2017 Financials	Page F-11

Pending the eviction of Suncanna, on August 4, 2016 GCP1 entered into a lease agreement with a related party Johnny Cannaseed, LLC, a related party (“Johnny Cannaseed”) which is owned predominantly by our former CEO John McKowen who is the majority shareholder in the Company. Under the terms of the lease, one half of the GCP1 greenhouse was sublet to a licensed marijuana grower on December 1, 2016. The second half of the greenhouse was leased to a second licensed marijuana grower on March 1, 2017. At December 31, 2016 we had recorded lease receivables of $240,000 from Johnny Cannaseed.

Johnny Cannaseed was not able to receive a license to grow marijuana. Therefore, Johnny Cannaseed subleased, with the approval of GCP1’s board, to two tenants. In 2017, GCP1 expended $308,000 to divide the greenhouse into two, mostly equal, parts, referred to as GCP1-1 and GCP1-2. As reported by Johnny Cannaseed, for the year ended December 31, 2017, the GCP1 tenant paid to Johhny Cannaseed $620,000 which was paid to GCP1. The GCP1-2 tenant did not pay any rent and was subsequently evicted by Johnny Cannaseed. Johnny Cannaseed is proceeding to collect back due rent from the GCP1-2 tenant. For the year ended December 31, 2017, the Company’s consolidated income only recognizes the actual rent received of $620,000. Effective February 1, 2018, GCP1 released Johnny Cannaseed from its lease. At that time, GCP1 signed a lease with the then current sub-lessee of GCP1-1.

GrowCo’s second greenhouse project will also consist of a 90,000 square foot greenhouse and 15,000 square foot processing and warehouse facility on an additional 40 acres of land. Upon completion, this project will be operated, as a landlord, by GrowCo Partners 2, LLC, or GCP2. GCP2’s greenhouse structure was ordered in 2016. Construction on this greenhouse began in early January 2016 with an unkown completion date. It is necessary to raise additional capital to complete GCP2.

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

A new $2M offering was subsequently initiated in March 2017 with substantially the same terms of prior GrowCo notes for the purposes of supporting operations and finishing the second greenhouse. As of December 31, 2017, $1,520,000 was raised for this offering along with an additional $386,000 under the $7 million exchange note.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Two Rivers, Huerfano-Cucharas Irrigation Company and TR Capital and its subsidiaries, Two Rivers Farms, Two Rivers Water and GrowCo. All significant inter-company balances and transactions have been eliminated in consolidation.

Non-controlling Interest

Below is the detail of non-controlling interest shown on the balance sheet.

	Year ended December 31,
Entity	2017	2016
TR Capital	$20,482,000	$20,552,000
HCIC	1,388,000	1,381,000
F-1	29,000	29,000
F-2	162,000	162,000
DFP	452,000	452,000
GrowCo	(850,000)	(206,000)
GrowCo Partners 1, LLC	3,621,000	3,521,000
GCP Super Units, LLC	5,016,000	4,923,000
TR Cap 20150630 Distribution, LLC	497,000	497,000
TR Cap 20150930 Distribution, LLC	460,000	460,000
TR Cap 20151231 Distribution, LLC	495,000	495,000
Totals	$31,752,000	$32,366,000

Two Rivers Water & Farming Company	2017 Financials	Page F-12

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

Below is the breakdown of the non-controlling interest share of gains (losses):

Entity	Year ended December 31,
	2017	2016
TR Capital	$-	$-
HCIC (1)	7,000	6,000
F-1 (2)	-	-
F-2 (2)	-	-
DFP (2)	-	-
GrowCo	(644,000)	(206,000)
GrowCo Partners 1, LLC	-	-
GCP Super Units, LLC	-	-
TR Cap 20150630 Distribution, LLC	-	-
TR Cap 20150930 Distribution, LLC	-	-
TR Cap 20151231 Distribution, LLC	-	-
Water Redevelopment	-	-
Totals	$(637,000)	$(200,000)

Notes:

(1)	The Company owns 95% of HCIC.
(2)	The terms of the preferred shares in each subsidiary allows for a participatory additional preferred share dividend of 25% of the profits derived from the assets held by the subsidiary. This participatory dividend, if any, will be recorded as a non-controlling share of the income.

Reclassification

Certain amounts previously reported have been reclassified to conform to current presentation. Certain labels of accounts/classifications have been changed.

Two Rivers Water & Farming Company	2017 Financials	Page F-13

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

Fair Value of Measurements and Disclosures

Fair Value of Assets and Liabilities Acquired

Fair value is the price that would be received from the sale of an asset or paid to transfer a liability (i.e., an exit price) in the principal or most advantageous market in an orderly transaction between market participants. In determining fair value, the accounting standards established a three-level hierarchy that distinguishes between (i) market data obtained or developed from independent sources (i.e., observable data inputs) and (ii) a reporting entity’s own data and assumptions that market participants would use in pricing an asset or liability (i.e., unobservable data inputs). Financial assets and financial liabilities measured and reported at fair value are classified in one of the following categories, in order of priority of observability and objectivity of pricing inputs:

● Level 1 – Fair value based on quoted prices in active markets for identical assets or liabilities.

● Level 2 – Fair value based on significant directly observable data (other than Level 1 quoted prices) or significant indirectly observable data through corroboration with observable market data. Inputs would normally be (i) quoted prices in active markets for similar assets or liabilities, (ii) quoted prices in inactive markets for identical or similar assets or liabilities or (iii) information derived from or corroborated by observable market data.

● Level 3 – Fair value based on prices or valuation techniques that require significant unobservable data inputs. Inputs would normally be a reporting entity’s own data and judgments about assumptions that market participants would use in pricing the asset or liability.

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

Two Rivers Water & Farming Company	2017 Financials	Page F-14

Accounts Receivable, Related Party

The Company carries its accounts receivable, net at management’s expectation of collection and past experience. As of December 31, 2017, and 2016, the Company did not have an allowance for doubtful accounts receivable based on past payment performance. See Note 11 for transactions with this related party.

Capitalization of Interest

As of December 31, 2017, $897,000 in notes payable interest has been capitalized in the construction of greenhouse 1 and 2.

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

Below is a summary of premises and equipment:

		December 31,
Asset Type	Life in Years	2017	2016
Office equipment, furniture, computers	5 – 7	$12,000	$11,000
Computers	3	46,000	47,000
Vehicles	5	92,000	116,000
Farm equipment	7 - 10	244,000	1,632,000
Irrigation system	10	-	995,000
Buildings	27.5	10,000	393,000
Website	3	7,000	7,000
Subtotal		411,000	3,201,000
Less: Accumulated depreciation		(251,000)	(1,842,000)
Net book value		$160,000	$1,359,000

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

Water rights and infrastructure

Subsequent to purchase of water rights and water infrastructure, management periodically evaluates the carrying value of its assets, and if the carrying value is in excess of fair market value, the Company will establish an impairment allowance. No amortization or depreciation is taken on the water rights. See the discussion below concerning Impairments – Water rights and infrastructure.

Intangibles

Two Rivers recognizes the estimated fair value of water rights acquired by the Company’s purchase of stock in HCIC and Orlando. These intangible assets will not be amortized because they have an indefinite remaining useful life based on many factors and considerations, including, the historical upward valuation of water rights within Colorado.

Two Rivers Water & Farming Company	2017 Financials	Page F-15

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

Water rights and infrastructure

Once per year we assess the value of the water rights held by the Company, comparing our estimated values with recent sales of comparable water rights along with depreciation of the infrastructures. In the event that such assessment indicates that the carrying value is greater than the fair market value of the water rights or the depreciable replacement cost of our infrastructure, an impairment will be recorded. If impairment is necessary, a loss on value of our water rights will be recorded, and the impairment will not be reversed in future periods.

Prior to the year ended December 31, 2017, the Company recognized a $30,000 impairment on the Company’s land and water shares.

For the year ended December 31, 2017, the Company examined the depreciable replacement cost of its water infrastructure. This analysis caused the recognition of $6,900,000 impairment to the water infrastructure.

Impairment of DFP Intangibles

In 2016, due to the discontinuance of DFP operations, we wrote off the full value of DFP intangibles (see Note 4).

Revenue Recognition

Leasing Greenhouse

The lease between GrowCo Partners 1, LLC and its lessee is classified as an operating lease under ASC 840. However, due to the uncertainity of lease payments, for the year ended December 31, 2017, only the actual lease revenues received were recognized.

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

Two Rivers Water & Farming Company	2017 Financials	Page F-16

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

Based on all known facts and circumstances and current tax law, the Company believes that the total amount of unrecognized tax benefits as of December 31, 2017, is not material to its results of operations, financial condition, or cash flows. The Company also believes that the total amount of unrecognized tax benefits as of December 31, 2017, if recognized, would not have a material effect on its effective tax rate. The Company further believes that there are no tax positions for which it is reasonably possible, based on current tax law and policy that the unrecognized tax benefits will significantly increase or decrease over the next 12 months producing, individually or in the aggregate, a material effect on the Company’s results of operations, financial condition or cash flows.

The amount of income taxes the Company pays is subject to ongoing examinations by federal and state tax authorities. To date, there have been no reviews performed by federal or state tax authorities on any of the Company’s previously filed returns. The Company’s 2013 and later tax returns are still subject to examination.

Two Rivers Water & Farming Company	2017 Financials	Page F-17

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

The dilutive effect of the outstanding 118,000 RSUs, 3,847,500 options, and 16,469,328 warrants at December 31, 2017, has not been included in the determination of diluted earnings per share since, under ASC 260 they would anti-dilutive.

Recently Issued Accounting Pronouncements

In July 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) “Income Statement – Reporting Comprehensive Income (Topic 220)”. This ASU deals with the reclassification of certain tax effects from Accumulated Other Comprehensive Income. We do not believe that there will be any significant financial impact due to prior taxable losses and our net operating loss carry forward.

In July 2017, FASB issued ASU “Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815)”: (Part I) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception. Management believes that Topics 260 and 480 pertains to the Company and the impact will be immaterial.

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows”. The new guidance will require that the statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents is required to be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The new guidance is effective for interim and annual periods beginning after December 15, 2017 and early adoption is permitted. The amendment should be adopted retrospectively. The Company plans to adopt this new guidance in the first quarter of fiscal year 2018 and does not expect the adoption to have a material impact on our financial statements.

In March 2016, the FASB issued ASU 2016-09, “Improvements to Employee Share-Based Compensation Accounting”, which requires that excess tax benefits are recorded on the income statement as opposed to additional paid-in-capital, and treated as an operating activity on the statement of cash flows. ASU 2016-09 also allows companies to make an accounting policy election to either estimate the number of awards that are expected to vest (current U.S. GAAP) or account for forfeitures when they occur. ASU 2016-09 further requires cash paid by an employer when directly withholding shares for tax-withholding purposes to be classified as a financing activity on the statement of cash flows. The ASU 2016-09 was subsequently updated with ASU 2017-09, issued in May 2017. These standards will become effective for us in fiscal 2018. We do not believe that there will be any significant financial impact due to prior taxable losses and our net operating loss carry forward.

In February 2016, the FASB issued ASU 2016-02, “Leases”. The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018 which includes interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The adoption of this ASU is expected to result in all operating leases being capitalized in the Company’s financial statements. Due to the GrowCo leases, management believes that this ASU will have an impact on its financials and is in the process of analyzing its impact.

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

Two Rivers Water & Farming Company	2017 Financials	Page F-18

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

In July 2015, the FASB issued ASU 2015-11, “Simplifying the Measurement of Inventory”. Under this ASU, inventory will be measured at the “lower of cost and net realizable value” and options that currently exist for “market value” will be eliminated. The ASU defines net realizable value as the “estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation.” No other changes were made to the current guidance on inventory measurement. ASU 2015-11 is effective for interim and annual periods beginning after December 15, 2016. Early application is permitted and should be applied prospectively. Management has early adopted ASU 2015-11 and notes no material impact on the Company’s financial position or results of operations.

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

The assets and liabilities of the discontinued operations are presented separately under the captions “Assets of discontinued operations held for sale” and Liabilities of discontinued operations held for sale,” respectively, in the accompanying Consolidated Balance Sheets at December 31, 2017 and December 31, 2016 consist of the following:

Assets of discontinued operations held for sale:	December 31, 2017	December 31, 2016 (as re-stated)
Cash	$-	$6,000
Accounts receivable	-	37,000
Deposits and other current assets	-	57,000
Land and equipment	-	2,685,000
Total assets	$-	$2,785,000
Liabilities of discontinued operations held for sale
Accounts payable	$-	$777,000
Accrued liabilities	-	42,000
Notes payable	-	2,022,000
Total Liabilities	$-	$2,841,000

Two Rivers Water & Farming Company	2017 Financials	Page F-19

The income from discontinued operations presented in the statements of operations consist of the following for the year ended December 31, 2017 and December 31, 2016:

	December 31, 2017	December 31, 2016
Revenues	$-	$3,774,000
Cost of goods sold	-	(4,308,000)
General and administrative expenses	(993,000)	-
Depreciation and amortization	(1,000)	(560,000)
Interest	(43,000)	(284,000)
Other (gain (loss) on disposal of assets and intangibles)	(8,000)	(1,246,000)
Total	$(1,045,000)	$(2,624,000)

On March 3, 2017, the Company’s land and water assets associated with farming operations were auctioned off. Gross proceeds fom the auction were $1,740,000 with net proceeds estimated to be $1,583,000. Proceeds were used to pay off secured debt first with any residual proceeds used to pay unsecured debt.

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

Subsequent to purchase, management periodically evaluates the carrying value of its assets, and if the carrying value is in excess of fair market value, the Company will establish an impairment allowance. Currently, there $6,930,000 in impairments on the Company’s land and water rights. No amortization or depreciation is taken on the water rights.

Two Rivers Water & Farming Company	2017 Financials	Page F-20

Construction in progress

During the year ended December 31, 2016, the Company transferred, as a partial completion, $3,315,000 into the first greenhouse. The Company has expended $8,922,000 on greenhouses 1 and 2. Management’s current plan is to complete greenhouse 2 to be 90,000 square feet with an associated 15,000 square foot warehouse.

	Year ended December 31,
	2017	2016
Beginning balance	$3,520,000	$4,684,000
Additions	506,000	2,495,000
Finished - Transferred	(665,000)	(3,659,000)
Ending Balance	$3,361,000	$3,520,000

NOTE 5 – NOTES PAYABLE

HCIC Seller Carry Back Notes

Beginning on September 17, 2009, Two Rivers began acquiring shares in HCIC and related land from a HCIC shareholder. As part of these acquisitions, many of the sellers financed notes payable with Two Rivers and HCIC. As of December 31, 2012, these loans totaled $7,364,000. The notes carry interest at 6% per annum, interest payable monthly, the principal amounts were due at various dates from March 31, 2013 through September 30, 2016, and are collateralized by HCIC share.

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

In May 2016, the Company negotiated another extension on holders representing $5,214,000 to extend the due date from June 30, 2016 to June 30, 2019. The extension reset the amortization period to 12 years, kept interest at 6% per year, and called for a 5% principal reduction in February, 2017. Payments to all of the HCIC note holders are behind. The Company is in technical default on $6,371,000 of the HCIC carry back notes due to non-payment of interest and principle. Consequently, the entire amount of the notes has been classified as current.

For the year ended December 31, 2017, holders representing $3,181,000 of the notes held conversion rights into the Company’s common shares at $1.00 to $1.25. These conversions were cancelled and replaced by 5-year warrants at $3.00 per share. A total of 1,367,000 warrants were issued. The warrants issued had a fair value of $277,000 using the Black Scholes method of fair value determination.

Two Rivers Water & Farming Company	2017 Financials	Page F-21

Colorado Water Conservation Loan (“CWCB”)

On March 5, 2012, the Company closed long-term financing with the Colorado Department of Natural Resources, Colorado Water Conservation Board in the amount of $1,185,000 (the “CWCB Loan”). This loan partially financed the rehabilitation of the Cucharas Reservoir to temporarily bring it into safety compliance with the Colorado State Engineers office. Further, the CWCB Loan assisted with the rehabilitation of the Orlando facilities through the installation of a new outlet gate/pipe. There was a $12,000 service fee due upon closing. This amount is being amortized over the expected life of the CWCB Loan, which is 20 years with interest fixed at 2.5% per annum. During the year ended December 31, 2016, the Company paid an additional $210,000 toward the CWCB Loan principal in order to release CWCB’s lien on 157 acres being used to build GrowCo greenhouses. As of December 31, 2017, and 2016, the amounts outstanding under the CWCB Loan totaled $748,000 and $798,000, respectively.

FirstOak Bank – Dionisio Purchase

The Company purchased Dionisio assets in 2012. The cost of the Dionisio land/water acquisition was $1,500,000, of which $900,000 was financed by FirstOak Bank and $600,000 was paid in cash.

The terms of the FirstOak loan is at 1% above the base rate on corporate loans posted by at least 75% of the nation’s 30 largest banks known as the Wall Street Journal Prime Rate (3.50% as of December 31, 2016 and 3.25% as of December 31, 2015), subject to a minimum of 6% per annum. The FirstOak loan is secured by the Dionisio assets, which include 146 shares of the Bessemer Irrigation Ditch Company (“BIDC”). There are five annual payments of $76,000 due each December 15 commencing December 15, 2012. A balloon payment of all accrued interest and outstanding principal was due June 15, 2017. As of December 31, 2016 the amounts outstanding under the FirstOak loan totaled $771,000. In March, 2017 this debt was settled through the liquidation of Dionisio Farms and Produce (“DFP”).

In May 2014, the Company also borrowed $176,000 to purchase additional farmland. The loan is at 1.5% above the base rate on corporate loans posted by at least 75% of the nation’s 30 largest banks known as the Wall Street Journal Prime Rate, subject to a minimum of 6% per annum. The FirstOak loan is secured by 9 BIDC shares, well permits and water leases. There are five annual payments of $15,000 due each December 15 commencing December 15, 2014. A balloon payment of all accrued interest and outstanding principal was due December 5, 2018 of $160,000. As of December 31, 2016 the amounts outstanding under the FirstOak loan totaled $118,000, respectively. In March, 2017 this debt was settled through the liquidation of DFP.

Seller Carry Back – Dionisio

On November 2, 2012, the Company acquired the Dionisio produce business and related equipment for $1,500,000. The seller carried back $600,000 (which was subsequently reduced to $590,000 due to the Company assuming additional debt owed by seller) of this purchase price. The note is paid quarterly, interest only at 6% per annum. The note is due November 2, 2017. Certain assets of Dionisio secure the note. In March, 2017 this debt was settled through the liquidation of DFP.

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

As of December 31, 2016, the amounts outstanding under the FirstOak loan totaled $156,000. In March, 2017 this debt was settled through the liquidation of DFP.

Two Rivers Water & Farming Company	2017 Financials	Page F-22

McFinney Agri-Finance LLC (McFinney) and Ellicot second mortgage (Ellicot)

On March 15, 2013, the Company purchased unimproved land in El Paso county, Colorado for a purchase price of $1,250,000. The company paid $620,000 (including closing costs and allocations) and financed $650,000 McFinney and $400,000 Ellicot, through private investors.

The terms of the McFinney financing is for monthly payments of principal and interest of $4,238 per month, a fixed interest rate of 6.8% per annum, with the remaining principal due on April 1, 2018. The note is secured by a deed of trust on the 2,579 acres of land purchased and a guaranty of payment by the Company. The Company has been in contact with the lender and has reached a verbal agreement to extend the loan another 12 months. However, since the agreement is not in writing, the Company has classified this debt as current.

As of December 31, 2017 and 2016, the amounts outstanding under the McFinney loan totaled $441,000 and $625,000, respectively. The paydown of principal occurred through land sales secured by the loan and the payment of 75% of the land sale proceeds to pay down the principal in return for parital land releases from the bank.

GrowCo $4M Notes

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

On January 19, 2018 Blue & Green, LLC (“Blue Green”) filed a complaint against GrowCo, Inc. claiming a default on payments by GrowCo to Blue Green under the terms of the $4 million GrowCo $2,115,000 promissory note held by Blue Green. The complaint is requesting immediate payment of the note, back due interest in excess of $300,000, and attorney fees.

GrowCo Exchange Notes

In the first quarter of 2016, GrowCo obtained $300,000 in subscriptions and associated payments in a promissory note offering of up to $1.5 million. In September 2016 GrowCo changed the offering to two series of promissory notes with aggregate principal amounts of up to either $6 million or $7 million, in each case together with warrants to purchase, at a price of $0.25 per share, .25 GrowCo common shares for each dollar invested in the related promissory notes. The initial four investors in the $6 million version of the notes received warrants to purchase one TURV share for each $1.00 invested at a price of $0.50 per share. Of the $300,000 principal amount of notes issued earlier, $200,000 were exchanged for the new note and warrant packages and $100,000 remain outstanding as of December 31, 2017.

During the year ended December 31, 2017, GrowCo raised an additional $1,906,000 under the GrowCo Exchange Notes offering.

During the year ended December 31, 2017, the Company incurred $302,000 in debt issuance costs related to its GrowCo Exchange Notes offering. The debt issuance costs are being amortized via the effective interest method, using 22.5%, over the life of the notes.

Hemp Crop Participation Loan

For the twelve months ended December 31, 2016, DFP issued short term notes, due March 31, 2017, to assist with the payment of crop inputs. These notes are secured by the Company’s live agriculture products planted during the 2016 calendar year. On August 10, 2016, Wayne Harding, our Chief Executive Officer, invested $7,000 in the DFP Hemp Crop Participation Loan (see Note 11). These notes were paid in full in 2017.

El Paso Land Loan

In August, 2017, the Company borrowed $275,000 pledging a second lien on property the Company owns in El Paso County Colorado. This loan pays 18%/annum interest and is to be repaid through the sale of 35 to 40 acre lots. The repayment is based on 25% of the net proceeds from sales. The stated maturity date is August 1, 2019.

WRC Convertible Note

For the year ended December 31, 2017, Water Redevelopment Company (WRC) issued convertible notes which are due note April 1, 2020. It carries interest at 12% per annum and is secured by a security interest in the water supply agreement between the Company and a real estate developer in the area of the Orlando/Butte Valley facilities. This note, at the option of the holder, can be converted into one share of WRC preferred shares for each $4.23 of principal balance and accrued interest. At December 31, 2017, the balance was $300,000.

OID Black Mountain Note

This note was entered into on April 26, 2017. It is an orginal issuance discount note with the face principal amount of $330,000 and gross cash paid at closing of $300,000. It was due on October 26, 2017, but has been extended to now being due on April 1, 2018.

Two Rivers Water & Farming Company	2017 Financials	Page F-23

Below is a summary of the Company’s long term debt:

	December 31, 2017
Note	Principal Balance	Accrued Interest	Discount	Dec 31, 2016 Principal Balance	Interest rate	Security
HCIC seller carry back	$6,301,000	$296,000	$-	$6,645,000	6%	Shares in the Mutual Ditch Company
CWCB	748,000	6,000	-	798,000	2.5%	Certain Orlando and Farmland assets
FirstOak Bank - Dionisio Farm	-	-	-	771,000	(1)	Dionisio farmland and 146.4 shares of Bessemer Irrigating Ditch Company Stock, well permits
FirstOak Bank - Dionisio Farm	-	-	-	118,000	(2)	Dionisio farmland and 9 shares of Bessemer Irrigating Ditch Company Stock, well permits, water leases
Seller Carry Back - Dionisio	-	-	-	590,000	6.0%	Unsecured
FirstOak Bank - Mater	-	-	-	156,000	(1)	Secured by Mater assets purchased
McFinney Agri-Finance	441,000	-		625,000	6.8%	2,579 acres of pasture land in Ellicott Colorado
GrowCo $4M notes	4,000,000	531,000	(62,000)	4,000,000	22.5%	Various land and water assets
GrowCo $1.5M exchange note	100,000	-	-	100,000	22.5%	Various land and water assets
GrowCo $6M exchange note	1,855,000	288,000	(76,000)	2,010,000	22.5%	Various land and water assets
GrowCo $7M exchange note	3,132,000	351,000	(143,000)	2,677,000	10-22.5%	Various land and water assets
GrowCo $2M exchange note	1,520,000	238,000	(94,000)	-		Various land and water assets
Hemp loan	-	-	-	71,000	18.0%	Crop Lien
GCP1 Short Term	-	-	-	25,000	22.5%	None
Bridge loan Harding	13,000	-	-	-	18.0%	None
El Paso land	275,000	19,000	(21,000)	-	18.0%	Second on El Paso County land
WRC convertible	300,000	26,000	-	-	12.0%	Lien on water supply agreement
Equipment loans	122,000	3,000	-	300,000	5 - 8%	Various equipment
OID Black Mountain	300,000	-	(54,000)	-		None
Total	19,107,000	$1,758,000	$(450,000)	18,886,000
Less: Note discounts	(450,000)			(530,000)
Less: Current portion net of discount	(17,419,000)			(12,590,000)
Long term portion net of discount	$1,238,000			$5,766,000

Notes:

(1) Prime rate + 1%, but not less than 6%

(2) Prime rate + 1.5%, but not less than 6%

Two Rivers Water & Farming Company	2017 Financials	Page F-24

Current portion long term debt:	December 31, 2017
HCIC seller carry back	$6,301,000
CWCB	70,000
McFinney Agri-Finance	441,000
GrowCo $4M note	4,000,000
GrowCo $1.5M exchange note	100,000
GrowCo $6M exchange note	1,855,000
GrowCo $7M exchange note	3,132,000
GrowCo $2M exchange note	1,520,000
Bridge loan Harding	13,000
TURV Long Term NP	100,000
Equipment loans	37,000
OID Black Mountain	300,000
Total	17,869,000
Less discount	(450,000)
$17,419,000

Schedule of principal payment due by year:

Year Ending December 31,	Total
2018	$17,869,000
2019	275,000
2020	410,000
2021	71,000
2022 & Beyond	482,000
Total	$19,107,000

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

Two Rivers Water & Farming Company	2017 Financials	Page F-25

Operating results for each of the segments of the Company are as follows (in thousands):

	Twelve Months Ended December 31, 2017					Twelve Months Ended December 31, 2016
	Parent	Farms	Greenhouse	Water	Total	Parent	Farms	Greenhouse	Water	Total
Revenue	$-	$-	$620	$72	$692	$-	$-	$204	$68	$272
Less: direct cost of revenue	-	-	-	33	33	-	-	-	-	-
Gross Margin	-	-	620	39	659	-	-	204	68	272
Total Operating Expenses	(752)	-	(501)	(8,145)	(9,398)	(1,208)	-	(2,457)	(212)	(3,877)
Total Other Income (Expense)	(530)	-	(2,016)	(368)	(2,914)	(24)	-	(1,463)	(603)	(2,090)
Net (Loss) from Operations Before Income Taxes	(1,282)	-	(1,897)	(8,474)	(11,653)	(1,232)	-	(3,716)	(747)	(5,695)
Income Taxes (Expense)/Credit	-	-	-	-	-	-	-	-	-	-
Net (Loss) from Operations	(1,282)	-	(1,897)	(8,474)	(11,653)	(1,232)	-	(3,716)	(747)	(5,695)
Net (Loss) from Discontinued Operations	-	(1,045)	-	-	(1,045)	-	(2,624)	-	-	(2,624)
Preferred dividends	(369)	-	(478)	(16)	(863)	(1,937)	-	(671)	-	(2,608)
Non-controlling interest	-	-	644	(7)	637	-	-	206	(6)	200
Net (Loss)	$(1,651)	$(1,045)	$(1,731)	$(8,497)	$(12,924)	$(3,169)	$(2,624)	$(4,181)	$(753)	$(10,727)
Segment Assets	$766	$-	$9,433	$27,953	$38,152	$726	$2,785	$9,179	$35,077	$47,767

Two Rivers Water & Farming Company	2017 Financials	Page F-26

NOTE 7 - EQUITY TRANSACTIONS

Common Stock

The Company has authorized 100,000,000 shares of common stock with a par value of $0.001. The total issued common stock as of December 31, 2017, was 32,749,920 common shares.

During the year ended December 31, 2017, the Company had the following common stock transactions:

●	issued 1,417,000 shares for early warrant exercises;
●	issued 52,260 shares for conversions by TR Capital preferred units;
●	issued 25,200 shares for investor relations services;
●	issued 139,000 from an RSU exercise, and
●	issued 665,000 shares in exchange for debt.

During the year ended December 31, 2016, Two Rivers had the following common stock transactions:

●	issued 1,880,948 shares to its former CEO for RSU’s previously awarded;
●	returned 35,000 from a former independent board member;
●	issued 127,500 shares to its independent board members for 2015 service;
●	issued 85,000 shares to a former director for RSU’s previously awarded;
●	issued 727,500 shares to an HCIC debt holders in return for reduction in debt;
●	issued 649,700 shares for warrant exercises, and
●	issued 35,616 shares to holders of TR Capital for conversion into the Company’s shares.

Stock Incentive Plans

The Company previously had a 2005 Stock Option Plan (“2005 Plan”) that was superseded by the Two Rivers 2011 Long-Term Stock Incentive Plan (“2011 Plan”). Upon the Company’s shareholder adoption of the 2011 Plan, the 2005 Plan stopped issuance of any further grants, except for grants previously committed by agreement.

Under the 2005 Plan, we have the following stock options issued and outstanding:

Company Relationship	Options	Date of Grant	Vesting Date	Performance Requirement	Expiration Date	Exercise Price	Exercised to Date
Consultant	600,000	Various	Various	Satisfied	Various	$0.70	-

There were no options issued under the 2005 Plan for the years ending December 31, 2017 and 2016.

Two Rivers Water & Farming Company	2017 Financials	Page F-27

A summary of the Two Rivers 2005 Option Plan (“2005 Plan”) is as follows:

	Shares	Weighted Average Exercise Price
Outstanding December 21, 2015	1,989,867	$1.25
Granted	-	-
Cancelled	-	-
Expired	-	-
Exercised	-	-
Outstanding December 31, 2016	1,989,867	1.25
Granted (1)	600,000	0.70
Cancelled (1)	(600,000)	1.25
Expired	(1,389,867)	1.25
Exercised	-	-
Outstanding December 31, 2017	600,000	$0.70
Options Exercisable, December 31, 2017	600,000	$0.70

Note 1: 600,000 options were extended and repriced from $1.25/share to $0.70/share

For the year ended December 31, 2017, the Company extended 600,000 options that were due to expire in 2016 and 2017 to an expiration dates in 2018 and 2019. This extension resulted in $52,000 of expense being recorded in 2017.

For the yeard ended December 31, 2017, the Company extended the same 600,000 options and reset the strike price from $1.25/share to $0.70/share and extended the expiration to occur in 2021 and 2022. This extension resulted in $85,000 of expense being recorded in 2017.

Under the 2011 Plan, we have the following stock options issued and outstanding:

Company Relationship	Options	Date of Grant	Vesting Date	Performance Requirement	Expiration Date	Exercise Price	Exercised to Date
CEO	825,000	Various	Various	Ongoing	2026-2017	Variable	-
Directors	1,380,000	Various	Various	Satisfied	Various	$0.53	-
Employees	806,500	Various	Various	Ongoing	Jun-’26	$0.53	-
Others	236,000	Various	Various	Satisfied	Various	Variable	-
Total	3,247,500

Option Valuation Process

The fair value of each option award is estimated on the date of grant. To calculate the fair value of options, the Company uses the Black-Scholes model employing the following variables:

	2017	2016
Expected stock price volatility	224%	142%
Risk-free interest rate	1.3%	0.83%
Expected option life (years)	5.00	5.00
Expected annual dividend yield	0%	0%

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

Two Rivers Water & Farming Company	2017 Financials	Page F-28

A summary of the Two Rivers 2011 Long-Term Stock Incentive Plan (“2011 Plan”) is as follows:

Shares
Outstanding December 31, 2015	2,445,448
Granted	1,872,000
Cancelled	(72,000)
Expired	-
Issued/Exercised	-
Outstanding December 31, 2016	4,173,448
Granted	1,211,500
Cancelled	(1,993,948)
Expired	(25,000)
Issued/Exercised	(118,500)
Outstanding December 31, 2017	3,247,500
Exercisable, December 31, 2017	1,446,643

The option expense from both the 2011 and 2005 Plans were $534,000 and $180,000 for the years ended December 31, 2017 and 2016, respectively.

Under the 2011 Plan, we have issued the following Restricted Stock Units (RSUs):

Grantee	Company Relationship	RSUs issued	Date of Grant	Vesting Date	Performance Requirement	Exercised to Date
Jolee Henry	Prior Director	400,000	Oct-10	Jan-11	n/a	282,000

The Company can issue stock awards and options for nonemployee services. If stock is granted, the Company values the stock using an average of the closing price of the Company’s stock over the period that the service was rendered. If options are granted, the Company uses the Black-Scholes model for determining fair value (see above).

Warrants

As of December 31, 2017, the Company has outstanding the following warrants to purchase common stock:

Grantee	Company Relationship	Shares	Date of Grant	Vesting Date	Expiration Date	Exercise Price
Investor Group	Investors	300,000	Feb-12	Mar-12	(1)	$1.00
HCIC Note Holders	Creditors	473,750	Jun-13	Jun-13	Jun-18	$3.00
TR Capital Partners, LLC	Investors	14,168,944	Jul-05	Jul-05	Jan-19	$2.10
GrowCo Exchange Note	Creditors	700,000	Apr-16	Apr-16	May-21	$0.50
Two Rivers	Financial Advisor	15,000	Apr-17	Apr-17	Apr-22	$0.58
Black Mountain Equity	Creditor	390,634	Apr-17	Apr-17	Apr-22	$0.27
El Paso land creditors	Creditors	275,000	Aug-17	Aug-17	Aug-22	$0.35
Black Mountain Equity	Creditors	146,000	Sep-17	Sep-17	Sep-22	$1.00
		16,469,328

(1)	These warrants are priced at the same price per share as the expected equity offering and expire one year after the completion of the expected equity offering.

For the years ended December 31, 2017 and 2016, warrant expense totaled $92,000 and $327,000, respectively.

Two Rivers Water & Farming Company	2017 Financials	Page F-29

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

The items accounting for the difference between income taxes computed at the federal statutory rate and the provision for income taxes consists of the following:

Effective tax rate
Federal statutory rate	34.00%
Effect of:
State taxes, net of federal benefit	3.06%
Permanent items	-3.91%
Return to Provision Adjustment	5.65%
Other Adjustment	-%
Valuation allowance	-38.80%
Effective income tax rate	0.00%

Book loss reconciliation to estimated taxable income is as follows (in thousands):

	2017	2016
Book loss	$(12,924)	$(10,933)
Tax adjustments:
Stock Based Comp	$956	$61
Stock Comp Exercised	$-	$(33)
Impairments	$6,900	$-
Capital Expenses	$1,032	$2,629
Meals & Entertainment	$-	$6
Warrant Expense	$331	$327
Political Contributions	$-	$16
Gain / Loss on Disposal	$(89)	$-
Depreciation	$(617)	$514
Amortization	$(14)	$834
Estimate of taxable income	$(4,425)	$(6,579)

Two Rivers Water & Farming Company	2017 Financials	Page F-30

Income tax provision is summarized below (in thousands):

	2017	2016
Current expense (benefit)
Federal	$-	$-
State	-	-
Total current	-	-
Deferred expense (benefit)
Federal	(4,600)	(2,382)
State	(414)	(214)
Total deferred	(5,014)	(2,596)
Less: Valuation allowance	5,014	2,596
Total	$-	$-

We will recognize future accrued interest and penalties related to unrecognized tax benefits in income tax expense if incurred. At December 31, 2017 we had no unrecognized tax benefits in income tax expense, and do not expect any in 2018. Our income tax returns are no longer subject to Federal tax examinations by tax authorities for years before 2014 and state examinations for years before 2014.

The components of the deferred tax asset are as follows (in thousands):

Current deferred tax asset:	2017	2016
Net operating loss carryforwards	$(18,309)	$(16,319)
Capital loss	(10)	(10)
Bargain purchase	643	643
RSU & stock option expense	(2,349)	(1,995)
Fixed Assets and Intangibles	(327)	(214)
Charitable Contributions	(5)	(5)
Bad Debt	-	-
Total cumulative deferred tax assets	(18,339)	(17,899)
Valuation allowance	18,339	17,899
Effective income tax asset	$-	$-

For the years ended December 31, 2017 and December 31, 2016, the deferred tax asset of $18,384,000 and $17,889,000, respectively, has a valuation allowance of $18,384,000 and $17,899,000, respectively, since management has determined the tax benefit cannot be reasonably assured of being used in the near future. The net operating loss carryforward, if not used, will begin to expire in 2029, and is severely restricted as per the Internal Revenue Code if there is a change in ownership. The following is a summary of the combined net operating loss carryforward (in thousands):

	Federal	Colorado
12/31/16	$44,035	$44,035
12/31/17	4,425	4,425
Balance	$48,460	$49,460

Two Rivers Water & Farming Company	2017 Financials	Page F-31

NOTE 9 – IMMATERIAL ERROR CORRECTIONS

This 10-K of the Company for the twelve months ended December 31, 2017, includes the restatement of the Company’s previously filed consolidated balance sheets for the fiscal year ended December 31, 2016.

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

NOTE 10 – GOING CONCERN

The consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has not generated significant revenues and has incurred net losses (including significant non-cash expenses) of approximately $12,924,000 and $10,727,000 during the years ended December 31, 2017 and 2016, respectively. At December 31, 2017, the Company has a working capital deficit and an accumulated deficit of approximately $24,700,000 and $90,000,000, respectively. The HCIC seller carry back debt and the GrowCo notes are in technical default. The $4M GrowCo Note is classified as current due to the holders’ right to call the note upon 60-day’s notice. GrowCo has received notification of an entity holding $2,115,000 of this debt of its intent to collect the amount of the note, plus back due interest and attorney fees.

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

Since December 31, 2017 to March 21, 2018 the Company has collected $535,000 under its financing arrangement with Powerdorn LLC under debt/equity financing. Currently GrowCo, through GCP1 is receiving rent payments on one-half of the first greenhouse. The first use of these funds will be to pay GCP1 accounts payable including GCP1’s obligation to GrowCo. In addition, the Company has received $252,000 in preferred investment into its Water Redevelopment subsidiary. We are in the process of securing additional debt financing on the land and water assets that we own that are unencumbered.

Two Rivers Water & Farming Company	2017 Financials	Page F-32

Additionally, we continue to reduced our general and administrative and cash required for our operations.

Management Plans

The Company has implemented a new strategy involving focusing on its water assets along with associated capital raises through the formation of Water Redevelopment Company (“WRC”). It is planned that WRC will provide the asset value necessary to obtain additional financing.

We believe that the actions discussed above are probable of occurring and mitigating the substantial doubt raised by our historical operating results. We believe the actions will satisfying our estimated liquidity needs 12 months from the issuance of the financial statements. However, we cannot predict, with certainty, the outcome of our actions to generate liquidity, including the availability of additional financing, or whether such actions would generate the expected liquidity as currently planned.

NOTE 11 - COMMITMENTS AND CONTINGENCIES

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

The amounts due at the base rate are as follows:

Period	Amount Due
2018	$32,000

In February 2017 we entered into a new lease with Parker Road Campus, LLC in Aurora, Colorado, for our corporate headquarters. This space is 1,554 square feet and monthly payments of $2,201 which began on April 1, 2017. The lease terminates on March 31, 2020. The amounts due at the base rate are as follows:

Period	Amount Due
2018	$28,000
2019	$28,000
2020	$7,000

Defined Contribution Plan

Two Rivers does not have a defined contribution plan.

Employment Agreements

Effective January 1, 2011, the Company entered into an employment agreement with Wayne Harding, as CFO. The initial term of the contract was one year, which renews automatically for successive one-year terms unless and until either party delivers notice of termination within 30 days of the expiration of the then current term. The original employment agreement was modified in 2017.

The Board determines annual incentive compensation at the Board’s sole discretion. If there is a change of control, each is entitled to an accelerated option vesting.

Two Rivers Water & Farming Company	2017 Financials	Page F-33

GCP 2 Construction

The GCP 2 greenhouse is partially completed. We estimate that the cost to complete the second greenhouse is approximately $3,000,000. At this time we do not have the necessary funds to complete GCP2 construction.

Suncanna Litigation

In 2016, the Suncanna lease arrangement was the subject of administrative and judicial proceedings:

●	On April 14, 2016, we were notified that Suncanna LLC had received a notice of suspension from the Marijuana Enforcement Division of the Colorado Department of Revenue. This suspension remains in place until a hearing.

●	Due to the suspension order, Suncanna was in violation of its lease agreement with us. On April 25, 2016, GCP1 terminated Suncanna’s lease and began an eviction process against Suncanna. Consequently, during the quarter ended March 31, 2016, we stopped recognizing lease revenue and wrote off the $700,000 lease receivable and $43,000 deferred rent that had been recorded as of December 31, 2015. We also wrote off advances to Suncanna totaling $587,000.

●	On July 22, 2016 GCP1 received a Writ of Restitution from the Pueblo County Colorado District Court ordering Suncanna to vacate the greenhouse by September 6, 2016.

●	On August 31, 2016, a lawsuit was filed by Aaron Van Wingerden, owner of Suncanna, in Pueblo County Colorado District Court against GrowCo, GrowCo Business Development, LLC, GCP1, GrowCo Funding, LLC., TR Capital, Two Rivers and certain current and former employees, and associates. We believe that the suit has no merit and will have no material impact on our financial condition.

●	On September 6, 2016, in accordance with the Writ of Restitution, Suncanna vacated the greenhouse and GCP1 took possession and began re-conditioning its greenhouse for a new tenant, who began growing operations in the fourth quarter of 2016.

●	On October 27, 2016, in a contempt of court hearing, a Pueblo County Colorado District Court judge ruled in favor of plaintiff Aaron Van Wingerden and against GCP1 in a matter regarding the prevention of Suncanna’s access to GCP1’s greenhouse prior to Suncanna vacating the premises on September 6, 2016. We believe that this ruling was in error and are appealing this decision.

Management believes that this case is without merit and has filed a cross-complaint to recover amounts owed by Suncanna under the Suncanna lease agreement.

Prior board of directors litigation

On August 8, 2017, a summons was issued in the Arapahoe County District Court on behalf of former board members Dennis Channer, Rockey Wells and John Stroh demanding the Company pay $139,000 in attorneys’ fees owed to Ryley Carlock & Applewhite for services rendered to the former board members at their behest while members of the board. At present, the matter is scheduled for trial in October, 2018. The $139,000 is included in our accounts payable on the balance sheet.

DFP litigation

On October 18, 2017, at the Company filed a lawsuit against former employees of the its DFP farming operation for alleged theft. We are in the process of gathering evidence of the theft and setting a court hearing date. A former employee of DFP has filed a counter claim against the Company, which amount is immaterial. Management believes that claims against former employees are in excess of any counter claims.

Two Rivers Water & Farming Company	2017 Financials	Page F-34

GrowCo – Blue Green litigation

On January 19, 2018 Blue & Green, LLC (“Blue Green”) filed a complaint against GrowCo, Inc. claiming a default on payments by GrowCo to Blue Green under the terms of the GrowCo $2,115,000 promissory note held by Blue Green. The complaint is requesting immediate payment of the note, back due interest in excess of $300,000, and attorney fees.

State of Colorado litigation

The Company, the State of Colorado (Office of the State Engineer and the local Division Engineer), and neighboring water rights holders have been involved in litigation concerning water rights and claims by the State concerning an existing dam in Huerfano County, Colorado, and a demand by the State to breach the dam structure. (Two Rivers Water and Farming Co. vs. Welton Land and Water Co., (Pueblo Water Court)).  As part of the litigation, Two Rivers has sought to have certain water rights demands by the neighboring water rights holders deemed wasteful.  In the quarter ending March 31, 2016, the Company entered into a stipulation agreement with the State, settling the State's claims, whereby the Company agreed to take the existing dam structure down to the sediment level by March 31, 2018.  The Company has been able to empty all the water in the Dam, but it will not be able to meet the requirements of the stipulation agreement by March 31. It anticipates that it will by late 2018.  The Company also intends to work with the Colorado State Engineer to construct a new dam close to the prior dam structure, pending financing.  Also as part of the litigation, Two Rivers has sought to have certain water rights demands by the neighboring water rights holders deemed wasteful.  This part of the litigation awaits a trial setting. The State is requesting the Company to pay $100,000 as a penalty for violating the stipulation agreement. The Company’s engineering firm estimate the cost to breach the dam structure to be between $1.8 to $2.2 million.

NOTE 12 – RELATED PARTY TRANSACTIONS

Pursuant to ASC 850 “Related Party Disclosure”, during the year ended December 31, 2017, management has evaluated related parties and all transactions associated with those and determined that no transactions exist which would require disclosure, except as disclosed below:

●	Wayne Harding, Company CEO provided a short term loan to the Company of $25,000. The loan is secured by land assets of the Company and carried an interest rate of 12%. The loan was paid off in the third quarter of 2017.

●	Advances totaling $34,400 resulting in a cumulative total of $72,999 for greenhouse expenses to Johnny Cannaseed, LLC which is majority owned by former Company CEO John McKowen.

●	Revenue totaled $620,000 has been recorded for leasing income from Johnny Cannaseed.

●	Advances totaled $26,957 resulting in a cumulative total of $43,798 for greenhouse expense to McGrow, LLC which is partially owned by former Company CEO John McKowen.

●	Payments totaling $335,531 to MCG Services, LLC which is majority owned by former Company CEO John McKowen for costs associated with a services agreement with GrowCo.

●	Advances to MCG Services, LLC totaled $13,295. This amount was written off.

●	Payments totaling $11,210 to John McKowen for interest expense on a loan held by Mr. McKowen to GrowCo.

●	Existing investors, including the Thomas Prasil Trust who is a greater than 5% investor, have invested approximately $11.0M in GrowCo securities.

●	The Chief Executive Officer of Two Rivers serve as the only members of the Sunset Metropolitan District (Sunset). Sunset is a quasi-governmental agency operating under Title 32 of the State of Colorado Constitution. As of December 31, 2017, the Company had advanced $81,000 to Sunset.

●	On June 29, 2017, a mediation session was held in Colorado Springs between all parties involved with the Suncanna lawsuit along with each party’s legal counsel. To date, no settlement has been proposed.

●	The Company leases its former corporate headquarters office space to McGrow. Total lease payments are $47,000 per year.

●	Wayne Harding, Company CEO provided a long-term loan to the Company of $50,000. The loan is secured by land assets of the Company and carries an interest rate of 18%.

●	Wayne Harding provided a short-term loan to the Company of $32,500 in the quarter ended December 31, 2017. $17,500 was repaid before the year ended December 31, 2017. The remainder, $15,000 plus interest was paid in February 2018.

NOTE 13 – SUBSEQUENT EVENTS

Pursuant to FASB ASC 855, management has evaluated all events and transactions that occurred from December 31, 2017 through the date of issuance of these financial statements. During this period, the Company did not have any significant subsequent events, except as disclosed below.

Effective February 1, 2018, our CFO and Secretary, Bill Gregorak resigned his positions and employment with the Company.

On February 9, 2018, Two Rivers entered into a securities purchase agreement, or the SPA, with Powderhorn, LLC, pursuant to which we issued to Powderhorn a 12.5% original issue discount convertible promissory note, or the Note, in the principal amount of $675,000 in exchange for $600,000 in cash. Under the SPA, we agreed to file a registration statement to register the sale of up to 8,000,000 shares of common stock by Powderhorn and to use our reasonable best efforts to have the registration statement declared effective by the Securities and Exchange Commission by April 11, 2018. On February 9, 2018, we filed a registration statement on Form S-1 with the Securities and Exchange Commission in accordance with the SPA. On April 2, 2018, Powderhorn agreed that, provided the Company makes a specified amortization payment by the close of business on April 9, 2018, Powderhorn will waive any and all obligations of the Company to have an effective Form S-1 until May 8, 2018. Subject to certain permitted exceptions, if the SEC does not declare the registration statement effective by May 8, 2018 or if we fail to keep the registration statement effective, we will be required to pay liquidated damages to Powderhorn.

As described above under “State of Colorado litigastion” in Note 11, the Company, the State of Colorado (Office of the State Engineer and the local Division Engineer), and neighboring water rights holders have been involved in litigation concerning water rights and claims by the State concerning an existing dam in Huerfano County, Colorado, and a demand by the State to breach the dam structure. (Two Rivers Water and Farming Co. vs. Welton Land and Water Co., (Pueblo Water Court)). On April 3, 2018, the Company was notified that the State of Colorado had filed a motion for the issuance of a contempt of court citation based upon the Company’s failure to comply with a consent decree to bring the Cucharas #5 reservoir down to silt level by March 31, 2018. The Company was unable to fully comply with the consent decree due to lack of capital. The Company intends to defend against the sanctions sought in the contempt motion, based in part upon those sanctions being unnecessary and unduly punitive. A hearing has been set for the contempt proceedings on May 10, 2018. The State is requesting the Company to pay $100,000 as a penalty for violating the stipulation agreement. The Company’s engineering firm estimate the cost to breach the dam structure to be between $1.8 to $2.2 million.

Two Rivers Water & Farming Company	2017 Financials	Page F-35