Form 10-Q
period 2018-03-31
TWO RIVERS WATER & FARMING Co
filed 2018-05-14
CIK 1302946

UNIted States

SeCURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

or

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

Yes [  ] No [X]

As of May 11, 2018, there were 33,124,147 shares outstanding of the registrant’s Common Stock.

2

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TWO RIVERS WATER & FARMING COMPANY AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except for number of shares)

	March 31, 2018	December 31, 2017
	(unaudited)	(Derived from Audit)
ASSETS:
Current Assets:
Cash and cash equivalents	$23	$14
Accounts receivable, net	5	5
Accounts receivable, related party	10	19
Deposits and other current assets	32	32
Total Current Assets	70	70
Long Term Assets:
Property, equipment and software, net	148	160
Land	3,441	3,505
Water assets	25,052	25,016
Greenhouse & infrastructure, net	5,898	5,955
Construction in progress	3,361	3,361
Other long term assets	86	85
Total Long Term Assets	37,986	38,082
TOTAL ASSETS	$38,056	$38,152

LIABILITIES & STOCKHOLDERS’ EQUITY:
Current Liabilities:
Accounts payable	$1,623	$1,553
Accrued liabilities	3,096	1,837
Current portion of notes payable, net of discount	17,979	17,419
Preferred dividend payable	4,466	3,968
Total Current Liabilities	27,164	24,777
Notes Payable, net of current portion	1,032	1,238
Total Liabilities	28,196	26,015
Commitments & Contingencies (Notes 5, 8, 11, 13)
Stockholders’ Equity:
Common stock, $0.001 par value, 100,000,000 shares authorized, 33,124,170 shares issued and outstanding at March 31, 2018 and 32,749,920 shares issued and outstanding at December 31, 2017	34	34
Preferred shares, $0.001 par value, 5,000,000 shares authorized, 64,935 shares issued and outstanding at March 31, 2018 and December 31, 2017.	252	252
Additional paid-in capital	77,590	77,267
Accumulated (deficit)	(99,385)	(97,168)
Total Two Rivers Water Company Shareholders’ Equity	(21,509)	(19,615)
Noncontrolling interest in subsidiaries	31,369	31,752
Total Stockholders’ Equity	9,860	12,137
TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$38,056	$38,152

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

TWO RIVERS WATER & FARMING COMPANY AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(In Thousands, except Per Share Data)

(Unaudited)

	Three Months Ended March 31,
	2018	2017
Revenue
Leasing - Greenhouse	$52	$536
Other	7	6
Total Revenue	59	542
Direct cost of revenue	-	-
Gross Margin	59	542
Operating Expenses:
General and administrative	766	399
Depreciation and amortization	104	129
Total operating expenses	870	528
Loss from Operations	(811)	14
Other Income (Expense)
Interest expense	(1,389)	(490)
Gain (loss) on disposal of assets and intangibles	80	(72)
Other income (expense)	18	(2)
Total other income (expense)	(1,291)	(564)
Net (Loss) from Continuing Operations before Taxes	(2,102)	(550)
Income tax (provision) benefit	-	-
Net (Loss) from Continuing Operations	(2,102)	(550)
Net (Loss) from Discontinued Operations	-	(547)
Net (Loss) before Preferred Dividends and Non-Controlling Interest	(2,102)	(1,097)
Net income attributable to noncontrolling interest	383	58
Net (Loss)	(1,719)	(1,039)
Preferred distributions	(498)	(676)
Net (Lost) Attributable to Two Rivers Water & Farming Company Common Shareholders	$(2,217)	$(1,715)
Loss Per Common Share - Basic and Dilutive:
(Loss) Per Share - Basic and Dilutive	$(0.07)	$(0.06)
Weighted Average Shares Outstanding:
Basic and dilutive	32,937	31,475

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

TWO RIVERS WATER & FARMING COMPANY AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In Thousands)

(Unaudited)

	Three Months Ended March 31,
	2018	2017
Cash Flows from Operating Activities:
Net loss, before NCI	$(2,600)	$(1,773)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	104	129
Accretion of debt discount	124	122
Asset impairment	-	-
(Gain) loss from debt extinguishment	-	46
Write off of Suncanna receivable and advance	-	-
Stock Option and Warrant expense	373	199
Loss (Gain) from disposal of fixed assets	(80)	319
Net change in operating assets and liabilities:
Decrease in accounts receivable	-	32
Decrease (increase) in accounts receivable, related party	9	(594)
(Increase) in deposits, prepaid expenses and other assets	(1)	(16)
Increase (decrease) increase in accounts payable	70	(377)
(Decrease) increase in distribution payable to preferred shareholders	498	676
Increase in accrued liabilities and other	1,159	169
Net Cash Used in Operating Activities	(344)	(1,068)
Cash Flows from Investing Activities:
Sale of property and equipment	36	483
Investment in water assets	(71)	-
Construction in progress	-	(435)
Net Cash Used in Investing Activities	(35)	48
Cash Flows from Financing Activities:
Preferred membership offerings	-	252
Proceeds from warrant exercises	-	208
Proceeds from debt	564	904
Payment on notes payable	(176)	(88)
Net Cash Provided by Financing Activities	388	1,276
Net Increase in Cash & Cash Equivalents	9	256
Beginning Cash & Cash Equivalents	14	150
Ending Cash & Cash Equivalents	$23	$406

Continued on next page

6

Continued from previous page

	Three Months Ended March 31,
	2018	2017
Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$91	$223
Shares issued in exchange for debt	$-	$202
Conversion of debt, preferred shares into Two Rivers common stock	$50	$-
Land Exchanged for debt	$108	$1,098

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

TWO RIVERS WATER & FARMING COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2018 and March 31, 2017

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

GCP1’s greenhouse was partially occupied in September 2015 with lease revenue beginning September 1, 2015. On April 14, 2016, we received notice from the Marijuana Enforcement Division of the Colorado Department of Revenue that the then current tenant, Suncanna, LLC (“Suncanna”), had received a suspension order. On July 22, 2016 GCP1 received a Writ of Restitution from the Pueblo County Colorado District Court ordering Suncanna to vacate GCP1’s greenhouse by September 6, 2016. On August 31, 2016, a lawsuit was filed by Aaron Van Wingerden, owner of Suncanna, in Pueblo County Colorado District Court against GrowCo, GrowCo Business Development, LLC, GCP1, GrowCo Funding, LLC, TR Capital, Two Rivers and certain current and former employees, and associates. The Company believes that the suit has no merit and will have no material impact on the Company’s financial condition. A court hearing has been set to begin October 16, 2018 in State of Colorado County of Pueblo District Court.

Pending the eviction of Suncanna, on August 4, 2016 GCP1 entered into a lease agreement with a related party Johnny Cannaseed, LLC, a related party (“Johnny Cannaseed”) which is owned predominantly by our former CEO John McKowen who is a significant shareholder in the Company. Under the terms of the lease, one half of the GCP1 greenhouse was sublet to a licensed marijuana grower on December 1, 2016. The second half of the greenhouse was leased to a second licensed marijuana grower on March 1, 2017.

Johnny Cannaseed was not able to receive a license to grow marijuana. Therefore, Johnny Cannaseed subleased, with the approval of GCP1’s board, to two tenants. In 2017, GCP1 expended $308,000 to divide the greenhouse into two, mostly equal, parts, referred to as GCP1-1 and GCP1-2. For the year ended December 31, 2017, the GCP1-1 tenant paid to Johnny Cannaseed $620,000 which was paid to GCP1. The GCP1-2 tenant did not pay any rent and was subsequently evicted by Johnny Cannaseed in December 2017. Johnny Cannaseed is proceeding to collect back due rent from the GCP1-2 tenant. For the year ended December 31, 2017, the Company’s consolidated income only recognizes the actual rent received of $620,000. Effective February 1, 2018, GCP1 released Johnny Cannaseed from its lease. At that time, GCP1 signed a lease with the then current sub-lessee of GCP1-1. The GCP1-1 is concurrently in default of its lease through its late and non-payment of lease payments due GCP1. GCP1 has begun an eviction process of the tenant occupying GCP1-1.

GrowCo’s second greenhouse project will also consist of a 90,000 square foot greenhouse and 15,000 square foot processing and warehouse facility on an additional 40 acres of land. Upon completion, this project will be operated, as a landlord, by GrowCo Partners 2, LLC, or GCP2. GCP2’s greenhouse structure was ordered in 2016. Construction on this greenhouse began in early January 2016 with an unknown completion date. It is necessary to raise additional capital to complete GCP2.

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

During the three months ended March 31, 2018, GrowCo and its subsidiaries did not raise any additional capital.

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

Under guidance in ASC 810-10-05-8 “Consolidation of VIEs” (Variable Interest Entities) the Company’s management has determined that GrowCo and its related entities, GCP1, GCP Super Units, GCP2, are consolidated for financial statement purposes. The Company owns a minority position in GrowCo’s common shares, but due to cross collateralization of some of the Company’s assets, ASC requires consolidation.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Item 210 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by U.S. GAAP for complete financial statements, although the Company believes that the disclosures made are adequate to make the information not misleading. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation for the periods presented have been included as required by Regulation S-X, Rule 10-01. Operating results for the three months ended March 31, 2018 are not necessarily indicative of the results that may be expected for the year ended December 31, 2018. It is suggested that these condensed consolidated financial statements be read in conjunction with the Company’s consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the Securities and Exchange Commission on April 9, 2018.

Non-controlling Interest

Below is the detail of non-controlling interest shown on the condensed consolidated balance sheets.

Entity	3/31/18	12/31/17
TR Capital	$20,482,000	$20,482,000
HCIC	1,385,000	1,388,000
F-1	29,000	29,000
F-2	162,000	162,000
DFP	452,000	452,000
GrowCo	(1,230,000)	(850,000)
GrowCo Partners 1, LLC	3,621,000	3,621,000
GCP Super Units, LLC	5,016,000	5,016,000
Water Redevelopment Co. LLC	-	-
TR Cap 20150630 Distribution, LLC	497,000	497,000
TR Cap 20150930 Distribution, LLC	460,000	460,000
TR Cap 20151231 Distribution, LLC	495,000	495,000
Total	$31,369,000	$31,752,000

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

Below is a summary of premises and equipment:

Asset Type	Life in Years	March 31, 2018	December 31, 2017
Office equipment, furniture	5 – 7	$11,000	$12,000
Computers	3	47,000	46,000
Vehicles	5	136,000	92,000
Farm equipment	7 – 10	195,000	244,000
Irrigation system	10	-	-
Buildings	27.5	15,000	10,000
Website	3	7,000	7,000
Subtotal		411,000	411,000
Less: Accumulated depreciation		(263,000)	(251,000)
Net book value		$148,000	$160,000

Land

Land acquired for farming or water rights is recorded at cost. Expenditures for leveling the land are added to the cost of the land. Land is not depreciated. However, once per year, Management will assess the value of land held, and in their opinion, if the land has become impaired, Management will establish an allowance against the land.

Water Rights and Infrastructure

Management periodically evaluates the carrying value of its assets including water rights and infrastructure, and if the carrying value is in excess of fair market value, the Company will establish an impairment allowance. Currently, there is a $6,930,000 impairment reserve on the Company’s land and water shares. No amortization or depreciation is taken on the water rights.

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

Revenue Recognition

Leasing Greenhouse

The lease between GrowCo Partners 1, LLC and its lessee is classified as an operating lease under ASC 840. However, due to the uncertainty of lease payments, for the year ended December 31, 2017, only the actual lease revenues received were recognized.

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

Net (Loss) per Share

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

The dilutive effect of the outstanding 118,000 RSUs, 3,847,500 options, and 16,469,328 warrants at March 31, 2018 and December 31, 2017, has not been included in the determination of diluted earnings per share since, under ASC 260 they would anti-dilutive.

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

In March 2016, the FASB issued ASU 2016-09, “Improvements to Employee Share-Based Compensation Accounting”, which requires that excess tax benefits are recorded on the income statement as opposed to additional paid-in-capital and treated as an operating activity on the statement of cash flows. ASU 2016-09 also allows companies to make an accounting policy election to either estimate the number of awards that are expected to vest (current U.S. GAAP) or account for forfeitures when they occur. ASU 2016-09 further requires cash paid by an employer when directly withholding shares for tax-withholding purposes to be classified as a financing activity on the statement of cash flows. The ASU 2016-09 was subsequently updated with ASU 2017-09, issued in May 2017. These standards will become effective for us in fiscal 2018. We do not believe that there will be any significant financial impact due to prior taxable losses and our net operating loss carry forward.

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

Construction costs are as follows:

	March 31, 2018	December 31, 2017
Beginning balance	$3,361,000	$3,520,000
Additions	-	506,000
Finished - Transferred	-	(665,000)
Ending Balance	$3,361,000	$3,361,000

The Company estimates an additional expenditure of $3.5 million is required for the completion of the GCP2 greenhouse and warehouse.

Gain on Disposal of Assets

During the three months ended March 31, 2018, we sold sub-divided, unimproved lots of land located in El Paso County Colorado and recognized a gain of $80,000.

NOTE 4 – NOTES PAYABLE

Below is a summary of the Company’s consolidated long term debt:

	March 31, 2018			December 31, 2017
Note	Principal Balance	Accrued Interest	Discount	Principal Balance	Interest rate	Security
HCIC seller carry back	$6,301,000	$394,000	$-	$6,301,000	6%	Shares in the Mutual Ditch Company
CWCB	690,000	-	-	748,000	2.5%	Certain Orlando and Farmland assets
McFinney Agri-Finance GrowCo, Inc.	331,000	-	-	441,000	6.8%	2,579 acres of pasture land in Ellicott Colorado
GrowCo $4M notes	4,000,000	923,000	(35,000)	4,000,000	22.5%	Various land and water assets
GrowCo $1.5M exchange note	100,000	11,000	-	100,000	22.5%	Various land and water assets
GrowCo $6M exchange note	1,855,000	537,000	(61,000)	1,855,000	22.5%
GrowCo $7M exchange note	3,132,000	646,000	(133,000)	3,132,000	10-22.5%
GrowCo $2M exchange note	1,520,000	328,000	(83,000)	1,520,000
General Note	8,000	-	-	-
Bridge loan Harding	-	-	-	13,000
Powderhorn	619,000	-	(121,000)	-		Third lien on Ellicott land
TURV Long Term NP	271,000	19,000	(14,000)	275,000	12.0%	Second lien on Ellicott land
WRC Convertible NP	300,000	26,000	-	300,000	12.0%	Lien on water supply agreement
Equipment loans	132,000	-	-	122,000	5 - 8%	Equipment
OID Black Mountain	199,000	-	-	300,000
Total	19,458,000	2,884,000	(447,000)	19,107,000
Less: note discounts	(447,000)			(450,000)
Less: Current portion net of discount	(17,979,000)			(17,419,000)
Long term portion net of discount	$1,032,000			$1,238,000

Notes:

(1) Prime rate + 1%, but not less than 6%

(2) Prime rate + 1.5%, but not less than 6%

The Company elected to adopt early FASB ASU 2016-03, whereby debt issuance costs are recorded as a deduction from the carrying value of liability, and not recorded as an asset. The debt issuance costs are amortized using the effective interest method. As of March 31, 2018, and December 31, 2017, the total debt discount was $447,000 and $450,000, respectively.

HCIC Carry Back Loan

For the three months ended March 31, 2018, the Company is in technical default on $5,984,000 of the HCIC carry back notes due to non-payment of principle. Consequently, the entire amount of the notes has been classified as current.

GrowCo $4M Notes

During the year ended December 31, 2015, the Company, through its subsidiary GrowCo, issued $4,000,000 in promissory notes to 17 individual investors. The notes have a security interest in the land, water and improvements to the 157 acres where GrowCo Partners 1 and GrowCo Partners 2 are developing the greenhouses. It is through the cross collateralization of assets owned by Two Rivers, that consolidation of GrowCo into Two Rivers’ financials are required under Accounting Standards Codification Variable Interest Entities.

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

The GrowCo notes investors also received one GrowCo common stock $1warrant for each $1invested. These warrants expire on April 30, 2020.

On January 19, 2018 Blue & Green, LLC (“Blue Green”) filed a complaint against GrowCo claiming a default on payments by GrowCo to Blue Green under the terms of the $4 million GrowCo $2,115,000 promissory note held by Blue Green. The complaint is requesting immediate payment of the note, back due interest in excess of $300,000, and attorney fees. Due to the past due interest owed to the $4M Note holders, these notes are in technical default.

GrowCo Exchange Notes

In the first quarter of 2016, GrowCo obtained $300,000 in subscriptions and associated payments in a promissory note offering of up to $1.5 million. In September 2016 GrowCo changed the offering to two series of promissory notes with aggregate principal amounts of up to either $6 million or $7 million, in each case together with warrants to purchase, at a price of $0.25 per share, .25 GrowCo common shares for each dollar invested in the related promissory notes. The initial four investors in the $6 million version of the notes received warrants to purchase one TURV share for each $1.00 invested at a price of $0.50 per share. Of the $300,000 principal of notes issued earlier, $200,000 were exchanged for the new note and warrant packages and $100,000 remain outstanding as of December 31, 2017.

During the year ended December 31, 2017, GrowCo raised an additional $1,906,000 under the GrowCo Exchange Notes offering. For the three months ended March 31, 2018, no additional capital was raised through these notes.

During the year ended December 31, 2017, the Company incurred $302,000 in debt issuance costs related to its GrowCo Exchange Notes offering. The debt issuance costs are being amortized via the effective interest method, using 22.5%, over the life of the notes.

Due to the past due interest owed to the Exchange Note holders, these notes are in technical default.

Powderhorn Convertible Note

On February 9, 2018, the Company closed a $675,000 promissory note with Powderhorn I, LP. At the option of the Company, monthly payments can be made in cash of $66,150 over a 12 month period, or once an S-1 is deemed effective, in the Company’s common shares a the conversion rate of a discount of 25% of the lowest traded price during the 25 trading days immediately prior to the payment due date. On May 8, 2018, the Company and Powderhorn modified the Note to allow the pending S-1 registration statement to be withdrawn and payments to be made in cash at least through August 9, 2018.

OID Black Mountain

During the three months ended March 31, 2018, the Company issued 374,250 common shares for a principal reduction of $100,000. It was originally due on October 26, 2017, but has been extended to now being due on May 15, 2018.

NOTE 5 – Information on Business Segments

We organize our business segments based on the nature of the products and services offered. We focus on the Water and Greenhouse business with Two Rivers Water & Farming Company as the Parent company. Therefore, we report our segments by these lines of businesses: Greenhouse and Water. Greenhouse contains our construction and leasing of state of the art greenhouses to cannabis growers. Water contains our Water Business (HCIC and Orlando). Our Parent category is not a separate reportable operating segment. Segment allocations may differ from those on the face of the income statement. The Farming Business has been discontinued and therefore the operating losses and assets have been summarized.

In the following tables of financial data, the total of the operating results of these business segments is reconciled, as appropriate, to the corresponding consolidated amount. There are some corporate expenses that were not allocated to the business segments, and these expenses are contained in the “Total Operating Expenses” under Parent.

Operating results for each of the segments of the Company are as follows (in thousands):

	Three Months Ended March 31, 2018					Three Months Ended March 31, 2017
	Parent	Farms	Greenhouse	Water	Total	Parent	Farms	Greenhouse	Water	Total
Revenue	$-	$-	$52	$7	$59	$-	$-	$536	$6	$542
Less: direct cost of revenue	-	-	-	-	-	-	-	-	-	-
Gross Margin	-	-	52	7	59	-	-	536	6	542
Total Operating Expenses	(490)	-	(150)	(230)	(870)	(155)	-	(203)	(170)	(528)
Total Other Income (Expense)	(16)	-	(1,092)	(183)	(1,291)	(72)	-	(402)	(90)	(564)
Net (Loss) from Operations Before Income Taxes	(506)	-	(1,190)	(406)	(2,102)	(227)	-	(69)	(254)	(550)
Income Taxes (Expense)/Credit	-	-	-	-	-	-	-	-	-	-
Net (Loss) from Operations	(506)	-	(1,190)	(406)	(2,102)	(227)	-	(69)	(254)	(550)
Net (Loss) from Discontinued Operations	-	-	-	-	-	-	(547)	-	-	(547)
Preferred dividends	(493)	-	-	(5)	(498)	(495)	-	(181)	-	(676)
Non-controlling interest	-	-	380	3	383	-	-	57	1	58
Net (Loss)	$(999)	$-	$(810)	$(408)	$(2,217)	$(722)	$(547)	$(193)	$(253)	$(1,715)
Segment Assets	$717	$-	$9,338	$28,000	$38,056	$1,593	$699	$10,582	$34,126	$47,000

NOTE 6 – EQUITY TRANSACTIONS

The Company has authorized 100,000,000 shares of common stock with a par value of $0.001. The total issued common stock as of March 31, 2018, was 33,124,170 common shares.

During the three months ended March 31, 2018, Two Rivers issued 374,250 common stock to Black Mountain for a $100,000 in principle reduction in its Note Payable.

During the three months ended March 31, 2018, Two Rivers recognized $373,000 in stock based compensation to its employees and directors.

NOTE 7 – LEGAL PROCEEDINGS

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

Management believes that this case is without merit and has filed a cross-complaint to recover amounts owed by Suncanna under the Suncanna lease agreement. A court hearing has been set to begin October 16, 2018 in State of Colorado County of Pueblo District Court.

Prior board of directors’ litigation

On August 8, 2017, a summons was issued in the Arapahoe County District Court on behalf of former board members Dennis Channer, Rockey Wells and John Stroh demanding the Company pay $139,000 in attorneys’ fees owed to Ryley Carlock & Applewhite for services rendered to the former board members at their behest while members of the board. At present, the matter is scheduled for trial in October 2018. The $139,000 is included in our accounts payable on the balance sheet.

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

State of Colorado litigation

The Company, the State of Colorado (Office of the State Engineer and the local Division Engineer), and neighboring water rights holders have been involved in litigation concerning water rights and claims by the State concerning an existing dam in Huerfano County, Colorado, and a demand by the State to breach the dam structure. (Two Rivers Water and Farming Co. vs. Welton Land and Water Co., (Pueblo Water Court)). As part of the litigation, Two Rivers has sought to have certain water rights demands by the neighboring water rights holders deemed wasteful. In the quarter ending March 31, 2016, the Company entered into a stipulation agreement with the State, settling the State’s claims, whereby the Company agreed to take the existing dam structure down to the sediment level by March 31, 2018. The Company has been able to empty all the water in the Dam but was not be able to meet the requirements of the stipulation agreement by March 31, 2018. It anticipates that it will by late 2018. The Company also intends to work with the Colorado State Engineer to construct a new dam close to the prior dam structure, pending financing. Also, as part of the litigation, Two Rivers has sought to have certain water rights demands by the neighboring water rights holders deemed wasteful. This part of the litigation awaits a trial setting. The State is requesting the Company to pay $100,000 as a penalty for violating the stipulation agreement. The Company’s engineering firm estimate the cost to breach the dam structure to be between $1.8 to $2.2 million.

GrowCo and GrowCo Partners 1, LLC v. Harding and Morris

On May 1, 2018, Wayne Harding, our Chief Executive Officer and acting Chief Financial Officer and a member of the Board of Directors, and Samuel Morris Jr., also a member of the Board of Directors, were notified of a complaint filed with the District Court, City and County of Denver, Colorado by (a) GrowCo, Inc. or GrowCo and (b) GCP Super Units, LLC, filing derivatively on behalf of GrowCo Partners 1, LLC or GCP1.

GrowCo and GCP1 are considered to be our variable interest entities under U.S. generally accepted accounting principles, which means we are deemed to control them despite not owning a majority of their equity. Because GrowCo and GCP1 are considered to be our variable interest entities, their financial statements are consolidated with ours.

Messrs. Harding and Morris serve as the common unit managers of GCP1. The complaint claims that Messrs. Harding and Morris, in serving as such managers:

●	failed to conduct the business affairs of GCP1 in the best interests of GCP1;
●	engaged in transactions involving conflicts of interest;
●	usurped business opportunities of GCP1;
●	engaged in self-dealing and transferred funds and reorganized debt to the detriment of GCP1;
●	failed to comply with the operating agreement of GCP1;
●	engaged in unauthorized and improper transactions on behalf of GCP1; and
●	pursued a scheme to usurp the authority of parties who should be the appropriately appointed managers of GCP1.

The complaint also asserts, through derivative claims, that, while serving as GCP1 common unit managers, Messrs. Harding and Morris:

●	breached their fiduciary duties;
●	received unjust enrichment;
●	engaged in fraudulent concealment and civil conspiracy; and
●	failed to conduct the business affairs of GCP1 in the best interests of GCP1.

The complaint states that the plaintiffs have suffered economic damages, including loss of profits, in an amount to be determined at the time of trial. Further the complaint is requesting removing Messrs. Harding and Morris from all current positions as managers, and/or officers and/or board member of plaintiff entities.

Messrs. Harding and Morris have advised us that they believe that all of the claims made in the complaint are without merit and that they intend to defend vigorously against these claims.

NOTE 8 – DISCONTINUED OPERATIONS

During the fourth quarter of 2016, we decided to discontinue operations of our Dionisio Farms and Produce (DFP) subsidiary. We decided to sell all assets associated with this business due to the sustained losses incurred.

The income from discontinued operations presented in the statements of operations consist of the following for the three months ended March 31, 2018 and March 31, 2017:

	March 31, 2018	March 31, 2017
Revenues	$-	$-
Cost of goods sold	-	-
General and administrative expenses	-	88,000
Depreciation and amortization	-	119,000
Interest	-	21,000
Other (gain (loss) on disposal of assets and intangibles)	-	319,000
Total Loss	$-	$547,000

On March 3, 2017, the Company’s land and water assets associated with farming operations were auctioned off. Gross proceeds from the auction were $1,740,000 with net proceeds of $1,611,000. Proceeds were used to pay off secured debt first with the residual proceeds used to pay unsecured debt.

NOTE 9 – GOING CONCERN

The consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has not generated significant revenues and has incurred net losses (including significant non-cash expenses) of $12,924,000 during the year ended December 31, 2017 and $2,217,000 for the three months ended March 31, 2018. At March 31, 2018, the Company had a working capital deficit of $27,000,000 and an accumulated deficit of approximately $99,000,000, respectively. The HCIC seller carry back debt and the GrowCo notes are in technical default. The $4M GrowCo Note is classified as current due to the holders’ right to call the note upon 60-days’ notice. GrowCo has received notification of an entity holding $2,115,000 of this debt of its intent to collect the amount of the note, plus back due interest and attorney fees.

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

Since March 31, 2018 to May 11, 2018 the Company has not collected additional capital. The Company is in different stages of discussion with parties interested in providing capital.

Additionally, we continue to reduce our general and administrative and cash required for our operations.

NOTE 10 – RELATED PARTY

There were no related party transactions during the three months ended March 31, 2018.

NOTE 11 – SUBSEQUENT EVENTS

Pursuant to ASC 855, management has evaluated all events and transactions that occurred from March 31, 2018 through the date of issuance of these financial statements. During this period, we had the following significant subsequent events:

●	On May 7, 2018, the Company and Powderhorn modified the Note to allow the pending S-1 registration statement to be withdrawn and payments to be made in cash at least through August 9, 2018.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless the context requires otherwise, references in this Form 10-Q to “we,” “our,” “us” and similar terms refer to Two Rivers Water & Farming Company and its subsidiaries.

Note about Forward-Looking Statements

This Form 10-Q contains forward-looking statements, such as statements relating to our financial condition, results of operations, plans, objectives, future performance and business operations. These statements relate to expectations concerning matters that are not historical facts. These forward-looking statements reflect our current views and expectations based largely upon the information currently available to us and are subject to inherent risks and uncertainties. Although we believe our expectations are based on reasonable assumptions, they are not guarantees of future performance and there are a number of important factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements, including the risks described in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2017. By making these forward-looking statements, we do not undertake to update them in any manner except as may be required by our disclosure obligations in filings we make with the Securities and Exchange Commission under the Federal securities laws. Our actual results may differ materially from our forward-looking statements.

Overview

We have two core businesses: developing greenhouses to lease to cannabis growers and the development of our water assets.

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

●	In January 2015, GrowCo Partners 1, LLC or GCP1, began fund raising and construction planning activities for the first greenhouse project. The GCP1 greenhouse consists of a 90,000 square foot greenhouse (plus a 1,000 square feet boiler/mechanical room) and a 15,000 square foot processing and warehouse facility on 40 acres of land. Our construction costs for the GCP1 greenhouse totaled $5.3 million. The GCP1 greenhouse was leased to Suncanna, LLC, or Suncanna, with lease payments scheduled to commence as of September 1, 2016. As of December 31, 2015, we had recorded lease receivables of $700,000 and deferred rent of $43,400 in connection with the Suncanna lease arrangements. In 2016, the Suncanna lease arrangement has been the subject of administrative and judicial proceedings:

–	On April 14, 2016, we were notified that Suncanna LLC had received a notice of suspension from the Marijuana Enforcement Division of the Colorado Department of Revenue. This suspension remains in place until a hearing, which is currently set for November 14, 2016.
–	Due to the suspension order, Suncanna was in violation of its lease agreement with us. On April 25, 2016, GCP1 terminated Suncanna’s lease and began an eviction process against Suncanna. Consequently, during the quarter ended March 31, 2016, we stopped recognizing lease revenue and wrote off the $700,000 lease receivable and $43,400 deferred rent that had been recorded as of December 31, 2016. We also wrote off advances to Suncanna of $587,000.
–	On July 22, 2016 GCP1 received a Writ of Restitution from the Pueblo County Colorado District Court ordering Suncanna to vacate the greenhouse by September 6, 2016.
–	On August 31, 2016, a lawsuit was filed by Aaron Van Wingerden, owner of Suncanna, in Pueblo County Colorado District Court against GrowCo, GrowCo Business Development, LLC, GCP1, GrowCo Funding, LLC., TR Capital, Two Rivers and certain current and former employees, and associates. We believe that the suit has no merit and will have no material impact on our financial condition.
–	On September 6, 2016, in accordance with the Writ of Restitution, Suncanna vacated the greenhouse and GCP1 took possession and began re-conditioning its greenhouse for a new tenant, who began growing operations in the fourth quarter of 2016.
–	On October 27, 2016, in a contempt of court hearing, a Pueblo County Colorado District Court judge ruled in favor of plaintiff Aaron Van Wingerden and against GCP1 in a matter regarding the prevention of Suncanna’s access to GCP1’s greenhouse prior to Suncanna vacating the premises on September 6, 2016. We believe that this ruling was in error and are considering an appeal.

●	Our second greenhouse project will be operated by GrowCo Partners 2, LLC, or GCP2, a consolidated subsidiary of Two Rivers. This project will consist of a 90,000 square foot greenhouse and a 15,000 square foot processing and warehouse facility on 40 acres of land. The GCP2 greenhouse structure was ordered in 2016, construction began in January 2016, and completion is projected for the second half of 2017. Our construction costs for the GCP2 greenhouse totaled $2.8 million through March 31, 2017, and we estimate that an additional expenditure of $3.5 million will be required to complete construction. For a summary of financing activities in connection with the GCP2 greenhouse, please see “—Liquidity and Capital Resources” below.

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

We own the following surface water rights as of May 11, 2018:

Structure	Elevation (feet)	Priority No.	Appropriation Date	Consumptive Use (A.F.*)	Decreed Amount (cfs**)
Butte Valley Ditch	5,909	1	05/15/1862	360	1.2
		9	05/15/1865		1.8
		86	05/15/1886		3.0
		111	05/15/1886		3.0
Robert Rice Ditch	5,725	19	03/01/1867	131	3.0
Huerfano Valley Ditch	4,894	120	02/02/1888	2,891	42.0
		342	05/01/1905		18.0

*	A.F. = Acre Feet, enough water to cover one acre one foot deep, which is 325,829 gallons
**	cfs = cubic feet per second, which is 449 gallons per minute, 1 cfs per day = 646,272 gallons

The following table presents our holdings of storage water rights as of May 11, 2018:

Structure	Elevation (feet)	Priority No.		Appropriation Date	Average Annual Yield (A.F.)	Decreed Amount (A.F.)	Operable Storage (A.F.)
Huerfano Valley Reservoir	4,702	6		02/02/1888	1,424	2,017	1,000
Cucharas Valley Reservoir	5,570	66		03/14/1906	3,055	31,956	*
	5,705	66	c**	03/14/1906		34,404
Bradford Reservoir	5,850	64.5		12/15/1905	-	6,000	-
Orlando Reservoir #2	5,911	349		12/14/1905	1,800	3,110	2,400

*	See description below regarding pending litigation.
**	This is a conditional right while the engineering and construction of structures are completed to perfect a water right, in this case to physically store the water. The conditional right establishes a seniority date but allows time for completion of the project. Conditional rights are reviewed every six years by the water court to confirm that progress is being made on the effort to perfect the right. When a conditional water right is perfected, which can be done incrementally in the case of storage, the water right becomes absolute. In addition, the Cucharas Valley Reservoir has Conditional rights to 34,404 A.F. of additional storage.

Two Rivers, the State of Colorado (Office of the State Engineer and the local Division Engineer), and neighboring water rights holders have been involved in litigation in the Colorado Division 2 Water Court concerning water rights and claims by the State concerning an existing dam in Huerfano County, Colorado, and a demand by the State to breach the dam structure. (Two Rivers Water and Farming Co. vs. Welton Land and Water Co., (Pueblo Water Court)). As part of the litigation, Two Rivers has sought to have certain water rights demands by the neighboring water rights holders deemed wasteful. We also intend to work with the Colorado State Engineer to construct a new dam close to the prior dam structure, pending financing. In the quarter ending March 31, 2016, Two Rivers entered into a stipulation agreement with the State, settling the State’s claims, whereby Two Rivers agreed to take the existing dam structure down to the sediment level by March 31, 2018. Two Rivers has been able to empty all the water in the Dam, but it will not be able to meet the requirements of the stipulation agreement by March 31, in part due to lack of capital. On April 3, 2018, Two Rivers was notified that the State had filed a motion for the issuance of a contempt of court citation based upon its failure to comply with the consent decree by March 31, 2018. Two Rivers intends to defend against the sanctions sought in the contempt motion, based in part upon those sanctions being unnecessary and unduly punitive. A preliminary hearing for some of the defendants was held on May 10, 2018. Another preliminary hearing has been set for June 8, 2018 for the remaining defendants. At the May 10, 2018 hearing it was determined that the State of Colorado can proceed with legal action, which the dates have yet to be set.

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

Results of Operations

For the Three Months Ended March 31, 2018, compared to the Three Months Ended March 31, 2017

For the year ended December 31, 2016 our revenues were predominantly derived from the activities of our farming business and greenhouse leasing activities. Near the end of 2016 we decided to discontinue our farming operations. Consequently, we have classified our farming financial results on our income and balance sheet statements as Discontinued Operations.

During the three months ended March 31, 2018, we recorded revenues of $59,000, compared to $542,000 in the three-month period ended March 31, 2017. The revenues recorded in the three months ended March 31, 2018 was predominantly from our greenhouse operations. Other revenue of $7,000 was from leasing of a property.

Operating expenses during the three months ended March 31, 2018 and 2017 were $870,000 and $528,000, respectively. The increase of $342,000 was primarily due to higher legal fees and increase in non-cash stock compensation.

Other expenses for the three months ended March 31, 2018 and 2017 were $1,291,000 and $564,000 respectively. The increase of $727,000 is mostly due to the increase of interest expense of $899,000, which some interest was capitalized in 2017, but was not capitalized for the three months ended March 31, 2018.

During the three months ended March 31, 2018 and 2017, we recognized a loss from continuing operations of $2,102,000 and $550,000, respectively. For the three months ended March 31, 2018 and 2017, loss from discontinued operations was $-0- and $547,000 respectively.

As the result of the foregoing, the net loss attributed to our common shareholders, after recognizing preferred distributions and income attributed to non-controlling interest, for the three months ended March 31, 2018 was $2,217,000, compared to a loss of $1,715,000 for the three months ended March 31, 2016.

Liquidity and Capital Resources

We historically have funded our operations primarily from the following sources:

●	proceeds of private placements of equity, equity-related and debt securities of Two Rivers Water & Farming Company and subsidiaries;
●	cash flow generated from operations; and
●	loans and lines of credit.

As of March 31, 2018, we had cash and cash equivalents of $23,000. As of March 31, 2018, we had no available line or letters of credit and do not intend to seek any such financing in the foreseeable future.

We currently expect that our cash expenditures will remain constant for the foreseeable future, as we complete our second greenhouse, and seek to monetize our water assets. As a result, our existing cash, cash equivalents and other working capital will not be sufficient to meet all projected cash needs contemplated by our business strategies for the remainder of 2018 and for 2019. To the extent our cash, cash equivalents and other working capital are insufficient to fund our planned activities, we may need to either slow our growth initiatives or raise additional funds through public or private equity or debt financings. We also may need to raise additional funds in the event we determine in the future to affect one or more acquisitions of businesses, technologies and products. If additional funding is required, we cannot assure that we will be able to affect an equity or debt financing on terms acceptable to us or at all.

As of March 31, 2018, we had $70,000 in current assets and $27,164,000 in current liabilities. Of the current liabilities, $6,301,000 is from seller carry back notes of our subsidiary Huerfano Cucharas Irrigation Company, or HCIC, that were due March 31, 2018, but have not been paid. As of March 31, 2018, we are in default on the HCIC note payments. As a result, the entire amount of the notes has been classified as current.

Additionally, another $4.0 million of GrowCo notes are classified as current liabilities. The notes are due April 1, 2020; however, the holders have the right to request full payment of the principal balance with a 60-day notice. On January 19, 2018 Blue & Green, LLC (“Blue Green”) filed a complaint against GrowCo claiming a default on payments by GrowCo to Blue Green under the terms of the $4 million GrowCo $2,115,000 promissory note held by Blue Green. The complaint is requesting immediate payment of the note, back due interest in excess of $300,000, and attorney fees. Due to the past due interest owed to the $4M Note holders, these notes are in default.

Additionally, another $6.6 million of GrowCo exchange notes are classified as current liabilities due to the past interest due have not been paid; therefore, are in default.

The consolidated financial statements have been prepared assuming the Company will continue as a going concern.

Sources of Funds

Cash flows generated by our financing activities for the three months ended March 31, 2018 was $388,000 compared to $1,276,000 for the three months ended March 31, 2017. During the three months ended March 31, 2018, we completed our Powderhorn financing and reduced $176,000 in principal on our existing debt.

Uses of Funds

Cash flow from operations has not historically been sufficient to sustain our operations. Cash flow consumed by our operating activities totaled $344,000 for the three months Ended March 31, 2017 and $1,068,000 for the three months Ended March 31, 2017.

Cash used by investing activities was $35,000 for the three months ended March 31, 2018 compared to cash generated by investing activities of $48,000 for the three months ended March 31, 2017.

The Company is implementing a new strategy focusing on its water assets along with associated capital raises. During the year ended December 31, 2017, we have raised $457,000 for our new Water Redevelopment Company. From January 1, 2018 through May 11, 2018 we have raised $200,000.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to the impact of interest rate changes and change in the market values of our real estate properties and water assets. Because we had no market risk sensitive instruments outstanding as of March 31, 2018, it was determined that there was no material market risk exposure to our consolidated financial position, results of operations, or cash flows as of such date. We do not enter into derivatives or other financial instruments for trading or speculative purposes.

ITEM 4. CONTROLS AND PROCEDURES

Management’s Evaluation of Disclosures Controls and Procedures

Our management, comprised of our chief executive officer (CEO) and chief financial officer (CFO), presently the same person fills both officer roles, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based on that evaluation, and taking the matters described below into account, the Company’s CEO and CFO and have concluded that our disclosure controls and procedures over financial reporting were not effective during reporting period ended March 31, 2018.

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

Once significant additional capital is raised, we plan to hire a qualified Chief Financial Officer. A short-term task of the new CFO will be to do a formal assessment of our internal controls.

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

Two Rivers, the State of Colorado (Office of the State Engineer and the local Division Engineer), and neighboring water rights holders have been involved in litigation concerning water rights and claims by the State concerning an existing dam in Huerfano County, Colorado, and a demand by the State to breach the dam structure. (Two Rivers Water and Farming Co. vs. Welton Land and Water Co., (Pueblo Water Court)). As part of the litigation, Two Rivers has sought to have certain water rights demands by the neighboring water rights holders deemed wasteful. In the quarter ending March 31, 2016, Two Rivers entered into a stipulation agreement with the State, settling the State’s claims, whereby Two Rivers agreed to take the existing dam structure down to the sediment level. Two Rivers has been able to empty all the water in the Dam, but it was not able to meet the requirements of the stipulation agreement by March 31, in part due to lack of capital. On April 3, 2018, Two Rivers was notified that the State had filed a motion for the issuance of a contempt of court citation based upon its failure to comply with the consent decree by March 31, 2018. Two Rivers intends to defend against the sanctions sought in the contempt motion, based in part upon those sanctions being unnecessary and unduly punitive. A hearing has been set for the contempt proceedings on May 10, 2018 and June 8, 2018. The State is requesting the Company to pay $100,000 as a penalty for violating the stipulation agreement. The Company’s engineering firm estimate the cost to breach the dam structure to be between $1.8 to $2.2 million.

On August 8, 2017, a summons was issued in the Arapahoe County District Court on behalf of former board members Dennis Channer, Rockey Wells and John Stroh demanding Two Rivers pay $139,000 in attorneys’ fees owed to Ryley Carlock & Applewhite for services rendered to the former board members at their behest while members of the board. At present, the mater is scheduled for trial in October 2018. The $139,000 is included in our accounts payable on the balance sheet.

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

On May 1, 2018, Wayne Harding, our Chief Executive Officer and acting Chief Financial Officer and a member of the Board of Directors, and Samuel Morris Jr., also a member of the Board of Directors, were notified of a complaint filed with the District Court, City and County of Denver, Colorado by (a) GrowCo, Inc. or GrowCo and (b) GCP Super Units, LLC, filing derivatively on behalf of GrowCo Partners 1, LLC or GCP1.

GrowCo and GCP1 are considered to be our variable interest entities under U.S. generally accepted accounting principles, which means we are deemed to control them despite not owning a majority of their equity. Because GrowCo and GCP1 are considered to be our variable interest entities, their financial statements are consolidated with ours.

Messrs. Harding and Morris serve as the common unit managers of GCP1. The complaint claims that Messrs. Harding and Morris, in serving as such managers:

●	failed to conduct the business affairs of GCP1 in the best interests of GCP1;
●	engaged in transactions involving conflicts of interest;
●	usurped business opportunities of GCP1;
●	engaged in self-dealing and transferred funds and reorganized debt to the detriment of GCP1;
●	failed to comply with the operating agreement of GCP1;
●	engaged in unauthorized and improper transactions on behalf of GCP1; and
●	pursued a scheme to usurp the authority of parties who should be the appropriately appointed managers of GCP1.

The complaint also asserts, through derivative claims, that, while serving as GCP1 common unit managers, Messrs. Harding and Morris:

●	breached their fiduciary duties;
●	received unjust enrichment;
●	engaged in fraudulent concealment and civil conspiracy; and
●	failed to conduct the business affairs of GCP1 in the best interests of GCP1.

The complaint states that the plaintiffs have suffered economic damages, including loss of profits, in an amount to be determined at the time of trial. Further the complaint is requesting removing Messrs. Harding and Morris from all current positions as managers, and/or officers and/or board member of plaintiff entities.

Messrs. Harding and Morris have advised us that they believe that all of the claims made in the complaint are without merit and that they intend to defend vigorously against these claims.

For additional background regarding these actions, please see “ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—Overview—Greenhouse Development and Leasing” above.

ITEM 1A. RISK FACTORS

The risks described in Item 1A. Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2017, could materially and adversely affect our business, financial condition and results of operations. Those risk factors do not identify all risks that we face, and operations could also be affected by factors that are not presently known to us or that we currently consider to be immaterial to our operations.

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

TWO RIVERS WATER & FARMING COMPANY

Date: May 14, 2018	By:	/s/ Wayne Harding
Wayne Harding
Chief Executive Officer and acting Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

