Form 10-Q
period 2018-06-30
TWO RIVERS WATER & FARMING Co
filed 2018-08-13
CIK 1302946

UNIted States

SeCURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

or

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

Yes [  ] No [X]

As of August 13, 2018 there were 34,729,967 shares outstanding of the registrant’s Common Stock.

2

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TWO RIVERS WATER & FARMING COMPANY AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except for number of shares)

	June 30, 2018 (unaudited)	December 31, 2017 (Derived from Audit)
ASSETS:
Current Assets:
Cash and cash equivalents	$36	$14
Accounts receivable, net	5	5
Accounts receivable, related party	-	19
Deposits and other current assets	66	32
Total Current Assets	107	70
Long Term Assets:
Property, equipment and software, net	30	160
Land	3,418	3,505
Water assets	24,853	25,016
Greenhouse & infrastructure, net	-	5,955
Construction in progress	-	3,361
Investment in GCP1	2,405	-
Other long term assets	89	85
Total Long Term Assets	30,795	38,082
TOTAL ASSETS	$30,902	$38,152

LIABILITIES & STOCKHOLDERS’ EQUITY:
Current Liabilities:
Accounts payable	$1,118	$1,553
Accrued liabilities	3,208	1,837
Current portion of notes payable, net of discount	8,139	17,419
Preferred dividend payable	4,965	3,968
Total Current Liabilities	17,430	24,777
Notes Payable, net of current portion	1,174	1,238
Total Liabilities	18,604	26,015
Commitments & Contingencies (Notes 4, 7, 9)
Stockholders’ Equity:
Common stock, $0.001 par value, 200,000,000 shares authorized, 33,663,192 shares issued and outstanding at June 30, 2018 and 32,749,920 shares issued and outstanding at December 31, 2017	34	34
Preferred shares, $0.001 par value, 5,000,000 shares authorized, 64,935 shares issued and outstanding at March 31, 2018 December 31, 2017.	252	252
Additional paid-in capital	77,970	77,267
Accumulated (deficit)	(88,469)	(97,168)
Total Two Rivers Water Company Shareholders’ Equity	(10,213)	(19,615)
Noncontrolling interest in subsidiaries	22,511	31,752
Total Stockholders’ Equity	12,298	12,137
TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$30,902	$38,152

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

TWO RIVERS WATER & FARMING COMPANY AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(In Thousands, except Per Share Data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenue
Leasing - Greenhous	$-	$1,323	$-	$1,859
Other	10	18	17	24
Total Revenue	10	1,341	17	1,883
Operating Expenses:
General and administrative	489	177	1,166	576
Depreciation and amortization	15	120	58	249
Total operating expenses	504	297	1,224	825
Profit (Loss) from Operations	(494)	1,044	(1,207)	1,058
Other Income (Expense)
Interest expense	(222)	(697)	(519)	(1,187)
Warrant expense	(11)	-	(11)	-
Gain (loss) on disposal of assets and intangibles	(3)	152	77	80
Other income (expense)	(7)	11	11	9
Gain on deconsolidation of GrowCo	12,773	-	12,773	-
Loss on investment in GrowCo	(617)	-	(617)	-
Total other income (expense)	11,913	(534)	11,714	(1,098)
Net Profit (Loss) from Continuing Operations before Taxes	11,923	510	10,507	(40)
Income tax (provision) benefit	-	-	-	-
Net Profit (Loss) from Continuing Operations After Taxes	11,419	510	10,507	(40)
Net (Loss) from Discontinued Operations	-	(534)	(810)	(1,081)
Net Profit (Loss) before Preferred Dividends and Non-Controlling Interest	11,419	(24)	9,697	(1,121)
Preferred distributions	(498)	(519)	(996)	(1,195)
Net loss attributable to noncontrolling interest	(3)	85	-	143
Net Profit (Loss) Attributable to Common Shareholders	$10,918	$(458)	$8,701	$(2,173)
Loss Per Common Share - Basic:	$0.33	$(0.01)	$0.26	$(0.07)
Loss Per Common Share - Dilutive:	$0.33	$(0.01)	$0.26	$(0.07)
Weighted Average Shares Outstanding:
Basic	33,394	31,775	33,165	30,485
Dilutive	33,512	31,775	33,283	30,485

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

TWO RIVERS WATER & FARMING COMPANY AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In Thousands)

(Unaudited)

	Six Months Ended June 30,
	2018	2017
Cash Flows from Operating Activities:
Net income (loss), before NCI	$8,701	$(2,316)
Net loss from discontinued operations	810	-
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation & Amortization	58	250
Accretion of debt discount	131	169
Loss from debt extinguishment	-	46
Stock Option and Warrant expense	745	194
Gain on deconsolidation	(12,773)	-
Loss on investment in GrowCo	617	-
Loss (Gain) on write down of assets related to property and equipment	-	588
Loss (Gain) from disposal of fixed assets	(80)	-
Net change in operating assets and liabilities:
Decrease in accounts receivable	-	32
Decrease (increase) in accounts receivable, related party	2	(1,771)
(Increase) in deposits, prepaid expenses and other assets	(28)	(171)
Increase (decrease) in accounts payable	97	(723)
Increase in distribution payable to preferred shareholders	997	1,195
Increase in accrued liabilities and other	147	465
Net Cash Used in Operating Activities	(576)	(2,042)
Cash Flows from Investing Activities:
Sale of property and equipment	60	720
Investment in water assets	(80)	-
Construction in progress	-	(376)
Net Cash Used in Investing Activities	(20)	344
Cash Flows from Financing Activities:
Preferred membership offerings	-	253
Proceeds from warrant exercises	-	208
Proceeds from debt	1,026	2,034
Payment on notes payable	(408)	(411)
Net Cash Provided by Financing Activities	618	2,084
Net Increase in Cash & Cash Equivalents	22	386
Beginning Cash & Cash Equivalents	14	150
Ending Cash & Cash Equivalents	$36	$536

Continued on next page

Continued from previous page

	Six Months Ended June 30,
	2018	2017
Supplemental Disclosure of Cash Flow Information
Cash paid for interest, net of $-0- and $131 respectively capitalized into CIP	$110	$426
Shares issued in exchange for debt	$-	$238
Conversion of debt, preferred shares into Two Rivers common stock	$50	$-
Land Exchanged for debt	$108	$1,606
Conversion of TR Cap into Two Rivers common shares	$-	$70
Conversion of accounts payable into Water Redev preferred shares	$-	$100

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

TWO RIVERS WATER & FARMING COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2018 and June 30, 2017

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

Overview

In 2009, we began acquiring and developing irrigated farmland and associated water rights and infrastructure. As of June 30, 2018, we own 6,508 gross acres. Gross acres owned decreased from 7,376 gross acres at December 31, 2016 due to the sale of 868 acres.

We are focused on water assets we have acquired and will acquire in the future. Since 2009, we have acquired strategic water assets and land in the Huerfano and Cucharas river basins in southeastern Colorado, thus the name Two Rivers. Our water asset area spans over 1,500 square miles and drops in elevation from over 14,000 feet down to the confluence of the Arkansas River, just east of Pueblo Colorado at 4,500 feet. We operate in a natural, gravity fed water alluvial. This basin is the last undeveloped basin along the front range of Colorado. As our first water-focused project, we plan to fully develop this basin to properly manage the water contained therein and serve the community while providing returns to our investors.

Since October, 2016 we have refocused on monetizing our assets. Monetization occurs in two different ways: sell or additionally invest. We have determined to sell assets that we have determined will not yield significant future returns to our shareholders and invest strategically in the assets that will. We will take net proceeds, if any, from these sales and continue to invest in our water and water infrastructure.

In May 2014, we formed GrowCo, Inc., a wholly owned subsidiary of Two Rivers through the issuance of 20,000,000 shares of common stock. On August 1, 2014, we announced that we were placing 10,000,000 GrowCo shares in a trust to be distributed to Two Rivers’ common shareholders. As of March 31, 2018, the Company owned 10,000,000 GrowCo shares out of reported shares outstanding of 34,343,000, or 29.12%. The reported outstanding shares was provided to the Company by GrowCo’s management.

The Company requested from GrowCo management financial information to complete the Company’s June 30, 2018 financials. On July 17, 2018 the Company was notified by GrowCo’s management that GrowCo will not provide the requested financial information. This event triggered the Company’s management to re-examine the consolidation and VIE (variable interest entity) rules under US GAAP. Management concluded that as of April 1, 2018 the consolidation of GrowCo and GrowCo’s related entities is no longer required under US GAAP.

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

Under guidance in ASC 810-10-05-8 “Consolidation of VIEs” (Variable Interest Entities) the Company’s management has determined that GrowCo and its related entities, GCP1, GCP Super Units, GCP2, should no longer be consolidated for financial statement purposes. The Company now reports its ownership position under the equity method of accounting. Before the three months ended June 30, 2018, GrowCo and its related entities were consolidated.

Deconsolidation of GrowCo, Inc.

Even though the Company no longer consolidates GrowCo and GrowCo’s related entities into the Company’s financials, Management has determined that the Company is a guarantor of GrowCo’s $4M Secured Notes. The Company did not sign these notes as a guarantor but has provided collateral owned by the Company with a recent appraised value of $2,359,000. GCP1 managers have been in contact with Blue Green, the holder of $2,115,000 of the notes to discuss a work out arrangement whereby GCP1 will use leasing cash flow to pay the secured note holders. GCP1 management has come to a verbal agreement on a general structure of the payment to the secured note holders of 50% of lease revenue (after direct costs) to be used to pay interest and retire the principal of these notes. However, no written agreement is in place. Since Two Rivers’ Management desires to present a conservative representation of its financial information it has determined to set the probability of collection against its collateral at 100% of the recent appraised value. The Company has recorded a contingent liability of $2,359,000 and offset this amount as an increase in the Company’s investment in GCP1 (ASC 460-10-55-23c).

Additionally, US GAAP (ASC 810-10-40) provides guidance on “Derecognition” of a previously consolidated entity or entities. Under this guidance, Two Rivers shall account for the deconsolidation of a subsidiary or derecognition of a group of assets specified in ASC 810-10-40-3A by recognizing a gain or loss in net income attributable to the parent, measured as the difference between:

a. The aggregate of all of the following:

1. The fair value of any consideration received. In Two Rivers case, no consideration was received.

2. The fair value of any retained noncontrolling investment in the former subsidiary or group of assets at the date the subsidiary is deconsolidated, or the group of assets is derecognized. In Two Rivers case, there were n retained noncontrolling investments in GrowCo or its related entities.

3. The carrying amount of any noncontrolling interest in the former subsidiary (including any accumulated other comprehensive income attributable to the noncontrolling interest) at the date the subsidiary is deconsolidated. In Two Rivers case, the total amount of the noncontrolling interest to derecognized is as follows as of April 1, 2018:

Entity	April 1, 2018
GrowCo	(1,230,000)
GrowCo Partners 1, LLC	3,621,000
GCP Super Units, LLC	5,016,000
TR Cap 20150630 Distribution, LLC	497,000
TR Cap 20150930 Distribution, LLC	460,000
TR Cap 20151231 Distribution, LLC	495,000
Total	$8,859,000

b. The carrying amount of the former subsidiary’s assets and liabilities or the carrying amount of the group of assets.

With the above guidance the Company determined that the effect of the deconsolidation of GrowCo produced a gain of $12,773,000 which is a non cash adjustment. This amount consists of elimination of the noncontrolling interest in GrowCo of $8,859,000 and $3,914,000 from the removal of GrowCo’s assets and liabilities. The $3,914,000 represented the amount of GrowCo liabilities over GrowCo’s assets.

Investment in GrowCo Partners 1, LLC (GCP1)

Due to the deconsolidation of GrowCo and its related entities, which include GCP1, the Company’s investment in GCP1 is now accounted for under the equity method.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Item 210 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by U.S. GAAP for complete financial statements, although the Company believes that the disclosures made are adequate to make the information not misleading. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation for the periods presented have been included as required by Regulation S-X, Rule 10-01. Operating results for the three and six months ended June 30, 2018 are not necessarily indicative of the results that may be expected for the year ended December 31, 2018. It is suggested that these condensed consolidated financial statements be read in conjunction with the Company’s consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the Securities and Exchange Commission on April 9, 2018.

Non-controlling Interest

Below is the detail of non-controlling interest shown on the condensed consolidated balance sheets.

Entity	June 30, 2018	Dec 31, 2017
TR Capital	$20,482,000	$20,482,000
HCIC	1,386,000	1,388,000
F-1	29,000	29,000
F-2	162,000	162,000
DFP	452,000	452,000
GrowCo	-	(850,000)
GrowCo Partners 1, LLC	-	3,621,000
GCP Super Units, LLC	-	5,016,000
TR Cap 20150630 Distribution, LLC	-	497,000
TR Cap 20150930 Distribution, LLC	-	460,000
TR Cap 20151231 Distribution, LLC	-	495,000
Total	$22,511,000	$31,752,000

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

Since GrowCo management did not provide its financial information, for the three months ended June 30, 2018, the Company estimated its share of the GrowCo loss as accounted for under the equity method.

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

Below is a summary of premises and equipment:

Asset Type	Life in Years	June 30, 2018	December 31, 2017
Office equipment, furniture	5 – 7	$12,000	$12,000
Computers	3	47,000	46,000
Vehicles	5	25,000	92,000
Farm equipment	7 – 10	147,000	244,000
Buildings	27.5	10,000	10,000
Website	3	7,000	7,000
Subtotal		248,000	411,000
Less: Accumulated depreciation		(218,000)	(251,000)
Net book value		$30,000	$160,000

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

The dilutive effect of the outstanding 118,000 RSUs, 2,425,000 options, and 17,536,958 warrants at June 30, 2018 and December 31, 2017, only includes the 118,000 outstanding RSUs with an exercise price of $-0-/share. The remaining options and warrants have an exercise price in excess of the Company’s closing price of $0.135/share as of June 30, 2018; therefore these shares have not been included in the determination of diluted earnings per share since, under ASC 260 they would anti-dilutive.

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

Subsequent to purchase, management periodically evaluates the carrying value of its assets, and if the carrying value is in excess of fair market value, the Company will establish an impairment allowance. Currently, there are $6,930,000 of impairments on the Company’s land and water shares. No amortization or depreciation is taken on the water rights.

Gain on Disposal of Assets

During the six months ended June 30, 2018, we sold sub-divided, unimproved lots of land located in El Paso County Colorado and recognized a gain of $80,000.

NOTE 4 – NOTES PAYABLE

Below is a summary of the Company’s consolidated long term debt:

	June 30, 2018			December 31, 2017
Note	Principal Balance	Accrued Interest	Discount	Principal Balance	Interest rate	Security
HCIC seller carry back	$6,301,000	$488,000	$-	$6,301,000	6%	Shares in the Mutual Ditch Company
CWCB	690,000	-	-	748,000	2.5%	Certain Orlando and Farmland assets
McFinney Agri-Finance	282,000	-	-	441,000	6.8%	2,579 acres of pasture land in Ellicott Colorado
TR Note to GrowCo	390,000	-	-	-
GrowCo $4M notes	-	-	-	4,000,000	22.5%	Various land and water assets
GrowCo $1.5M exchange note	-	-	-	100,000	22.5%	Various land and water assets
GrowCo $6M exchange note	-	-	-	1,855,000	22.5%
GrowCo $7M exchange note	-	-	-	3,132,000	10-22.5%
GrowCo $2M exchange note	-	-	-	1,520,000	10-22.5%
Bridge loan Harding	-	-	-	13,000	18%	None
Powderhorn Note	450,000	-	(85,000)	-		Third lien on Ellicott land
Morning View LLC	105,000	2,000	(7,000)	-		Unsecured
TURV Long Term NP	271,000	32,000	(7,000)	275,000	12.0%	Second lien on Ellicott land
WRC Convertible NP	300,000	46,000	-	300,000	12.0%	Lien on water supply agreement
WRC Land Notes	400,000	10,000	(1,000)	-		Butte Valley Land
Equipment loans	67,000	2,000	-	122,000	5 - 8%	Equipment
OID Black Mountain	157,000	-	-	300,000		Unsecured
Total	9,413,000	$580,000	$(100,000)	19,107,000
Less: note discounts	(100,000)			(450,000)
Less: Current portion net of discount	(8,139,000)			(17,419,000)
Long term portion net of discount	$1,174,000			$1,238,000

Notes:

(1) Prime rate + 1%, but not less than 6%

(2) Prime rate + 1.5%, but not less than 6%

The Company elected to adopt early FASB ASU 2016-03, whereby debt issuance costs are recorded as a deduction from the carrying value of liability, and not recorded as an asset. The debt issuance costs are amortized using the effective interest method which, in this situation, equals a straight line method.

HCIC Carry Back Loan

Payments to all of the HCIC note holders are behind scheduled. For the three months ended June 30, 2018, the Company is in technical default on $6,301,000 of the HCIC carry back notes due to non-payment of principal. Consequently, the entire amount of the notes has been classified as current.

GrowCo $4M Notes Guaranty

During the ended December 31, 2015, GrowCo issued $4,000,000 in secured promissory notes to 17 individual investors. The notes have a security interest in the land, water and improvements on the 40 acres where GrowCo Partners 1 has its greenhouse and associated warehouse. The notes pay 22.5% in annual interest, with interested paid monthly, and are due April 1, 2020. GrowCo cannot prepay the notes; however, noteholders have the right to call the notes at the first anniversary, or thereafter, of each note with a 60-day notice to the Company. Due to the past due interest owed to the secured $4M Note holders, these notes are in technical default.

On January 19, 2018 Blue & Green, LLC (“Blue Green”) filed a complaint against GrowCo claiming a default on payments by GrowCo to Blue Green under the terms of the $4 million GrowCo $2,115,000 promissory note held by Blue Green. The complaint is requested immediate payment of the note, back due interest in excess of $300,000, and attorney fees.

Even though the Company no longer consolidates GrowCo and GrowCo’s related entities into the Company’s financials (see above Note 2 – Principals of Consolidation), under ASC 460-10-05, Management has determined that the Company is a guarantor of the $4M Secured Notes. The Company did not sign these notes as a guarantor but has provided collateral owned by the Company with a recent appraised value of $2,359,000. GCP1 managers have been in contact with Blue Green, the holder of $2,115,000 of the notes to discuss a work out arrangement whereby GCP1 will use leasing cash flow to pay the secured note holders. While GCP1 management has come to a verbal agreement on a general structure of the payment to the Secured Note holders of 50% of lease revenue (after direct costs) to be used to pay interest and retire the principal of these notes. However, no written agreement is in place. Since Two Rivers’ Management desires to present a conservative representation of its financial information it has determined to set the probability of collection against its collateral at 100% of the recent appraised value. The Company has recorded a contingent liability of $2,359,000 and offset this amount as an increase in the Company’s investment in GCP1 (ASC 460-10-55-23c).

Powderhorn Note

The Company has decided to pay Powderhorn’s August 2018 payment by issuance of shares and not in cash. The computation of shares owed is pending.

OID Black Mountain

During the three months ended March 31, 2018, the Company issued 374,250 common shares for a principal reduction of $100,000. It was originally due on October 26, 2017 but was extended to July 31, 2018. It has been further extended to September 30, 2018.

NOTE 5 – Information on Business Segments

We organize our business segments based on the nature of the products and services offered. We focus on the Water and Greenhouse business with Two Rivers Water & Farming Company as the Parent company. Therefore, we report our segments by these lines of businesses: Greenhouse and Water. Greenhouse contains our construction and leasing of state of the art greenhouses to cannabis growers. Water contains our Water Business (HCIC and Orlando). Our Parent category is not a separate reportable operating segment. Segment allocations may differ from those on the face of the income statement. The Farming Business has been discontinued and therefore the operating losses and assets have been summarized. Effective April 1, 2018 and for the three months ended June 30, 2018, the Company stopped consolidating GrowCo, the Greenhouse segment.

In the following tables of financial data, the total of the operating results of these business segments is reconciled, as appropriate, to the corresponding consolidated amount. There are some corporate expenses that were not allocated to the business segments, and these expenses are contained in the “Total Operating Expenses” under Parent.

Operating results for each of the segments of the Company are as follows (in thousands):

	Six Months Ended June 30, 2018					Six Months Ended June 30, 2017
	Parent	Farms	Green-house	Water	Total	Parent	Farms	Green-house	Water	Total
Revenue	$5	$-	$-	$12	$17	$-	$-	$1,859	$24	$1,883
Expenses
Total Operating Expenses	(698)	-	-	(526)	(1,224)	(433)	-	(207)	(185)	(825)
Total Other Income (Expense)	12,014	-	-	(300)	11,714	(31)	-	(1,020)	(47)	(1,098)
Net (Loss) from Operations Before Income Taxes	11,321	-	-	(814)	10,507	(464)	-	632	(208)	(40)
Income Taxes (Expense)/Credit	-	-	-	-	-	-	-	-	-	-
Net (Loss) from Operations	11,321	-	-	(814)	10,507	(464)	-	632	(208)	(40)
Net (Loss) from Discontinued Operations	-	-	(810)	-	(810)	-	(1,081)	-	-	(1,081)
Preferred dividends	(985)	-	-	(11)	(996)	(987)	-	(203)	(5)	(1,195)
Non-controlling interest	-	-	-	-	-	-	-	146	(3)	143
Net Income (Loss)	$10,336	$-	$(810)	$(825)	$8,701	$(1,451)	$(1,081)	$575	$(216)	$(2,173)
Segment Assets	$10,750	$-	$-	$20,152	$30,902	$1,362	$-	$11,489	$34,416	$47,267

NOTE 6 – EQUITY TRANSACTIONS

The Company has authorized 200,000,000 shares of common stock with a par value of $0.001. The total issued common stock as of June 30, 2018, was 33,663,192 common shares.

During the six months ended June 30, 2018, Two Rivers issued the following common stock:

●	374,250 common stock to Black Mountain for a $50,000 in principal reduction in its note payable.
●	524,000 common stock issued to Spotfin Funding for financial services. These shares issued were expensed in the previous year.
●	14,840 issued for a conversion from TR Capital into the Company’s common shares. These shares issued were expensed in the previous year.

During the six months ended June 30, 2018, Two Rivers recognized $745,000 in stock based compensation to its employees and directors.

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

The Company, the other defendants and the plaintiffs are in discussions to settle this case.

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

State of Colorado litigation

The Company, the State of Colorado (Office of the State Engineer and the local Division Engineer), and neighboring water rights holders have been involved in litigation in the Colorado Division 2 Water Court concerning water rights and claims by the State concerning an existing dam in Huerfano County, Colorado, and a demand by the State to breach the dam structure. (Two Rivers Water and Farming Co. vs. Welton Land and Water Co., (Pueblo Water Court)). As part of the litigation, Two Rivers sought to have certain water rights demands by the neighboring water rights holders deemed wasteful. The Company has withdrawn this suit with prejudice, and the water rights holders have sued for their legal fees.

In the quarter ending March 31, 2016, Two Rivers entered into a stipulation agreement with the State, settling the State’s claims at that time. Under the stipulation agreement, Two Rivers agreed to take the existing dam structure down to the sediment level by March 31, 2018. Two Rivers has been able to empty all the water in the Dam but was not able to meet the requirements of the agreement by March 31, 2018 due to lack of capital. On April 3, 2018, the State filed a motion for the issuance of a contempt of court citation against the Company, its directors, former director John McKowen, and certain other individuals for breach of the agreement seeking sanctions, imposition of a civil penalty of $100,000 and payment of legal fees. The Company and its directors are contesting the sanctions sought in the contempt motion, based in part upon those sanctions being unnecessary and unduly punitive. Preliminary hearings for the defendants were held on May 10 and June 8, 2018. At the May 10, 2018 hearing it was determined that the State of Colorado could proceed with its action. At the June 8 hearing, a trial date of December 17, 2018 was set by the Court.

The Company intends to continue its efforts to seek funding so that it can comply with the agreement. If successful in obtaining financing, the Company intends to work with the Colorado State Engineer to take down the existing dam. Once this work is completed, the Company will seek additional funding to construct a new dam close to the prior dam structure. The Company’s engineering firm estimate the cost to breach the dam structure to be between $1.8 to $2.2 million.

NOTE 8 – DISCONTINUED OPERATIONS

Dionisio Farms & Produce

During the fourth quarter of 2016, we decided to discontinue operations of our Dionisio Farms and Produce (DFP) subsidiary. We decided to sell all assets associated with this business due to the sustained losses incurred.

The DFP loss from discontinued operations presented in the statements of operations consist of the following for the six months ended June 30, 2018 and June 30, 2017:

	June 30, 2018	June 30, 2017
Revenues	$-	$-
Cost of goods sold	-	-
General and administrative expenses	-	353,000
Depreciation and amortization	-	1,000
Interest	-	41,000
Other (loss on disposal of assets and intangibles	-	686,000
Total	$-	$(1,081,000)

On March 3, 2017, the Company’s land and water assets associated with farming operations were auctioned off. Gross proceeds from the auction were $1,740,000 with net proceeds of $1,611,000. Proceeds were used to pay off secured debt first with the residual proceeds used to pay unsecured debt.

GrowCo and related entities

Effective April 1, 2018, the Company is no longer consolidating the financials of GrowCo and its related entities. The effect of deconsolidation created a one-time non-cash gain of $12,773,000 and a recognition of a loss from GrowCo discontinued operations of $810,000; broken down as follows:

	June 30, 2018	June 30, 2017
Revenues	$52,000	$-
General and administrative expenses	(89,000)	-
Depreciation and amortization	(61,000)	-
Interest	(1,092,000)	-
Non-controlling interest	380,000	-
Total	$(810,000)	$-

NOTE 9 – CONTINGENT LIABILITY

Even though the Company no longer consolidates GrowCo and GrowCo’s related entities into the Company’s financials (see above Note 2 – Principals of Consolidation), under ASC 460-10-05, management has determined that the Company is a guarantor of the $4M Secured Notes. The Company did not sign these notes as a guarantor but has provided collateral owned by the Company with a recent appraised value of $2,359,000. GCP1 managers have been in contact with Blue Green, the holder of $2,115,000 of the notes to discuss a work out arrangement whereby GCP1 will use leasing cash flow to pay these note holders. While GCP1 management has come to a verbal agreement on a general structure of the payment to GrowCo Note holders whereby 50% of lease revenue (after direct costs) to be used to pay interest and retire the principal of these note holders. However, no written agreement is in place. Since Two Rivers’ management desires to present a conservative representation of its financial information it has determined to set the probability of collection against its collateral at 100% of the recent appraised value. Therefore, the Company has recorded a contingent liability of $2,359,000 and offset this amount as an increase in the Company’s investment in GCP1 (ASC 460-10-55-23c).

NOTE 10 – GOING CONCERN

The consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has not generated significant revenues and has incurred net losses (including significant non-cash expenses) of $12,924,000 during the year ended December 31, 2017 and a profit of 8,701,000 for the six months ended June 30, 2018, which is due to a non-cash gain on the consolidation of GrowCo of $17,323,000. At June 30, 2018, the Company had a working capital deficit of $17,168,000 and an accumulated deficit of approximately $88,500,000, respectively. The HCIC seller carry back debt are in technical default.

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

For the six months ended June 30, 2018, we have collected $1,026,000 in additional debt.

In addition, the Company is in different stages of discussion with parties interested in providing capital.

We continue to reduce our general and administrative and cash required for our operations.

NOTE 11 – RELATED PARTY

There were no related party transactions during the six months ended June 30, 2018.

NOTE 12 – SUBSEQUENT EVENTS

Pursuant to ASC 855, management has evaluated all events and transactions that occurred from June 30, 2018 through the date of issuance of these financial statements. During this period, we had the following significant subsequent events:

●	On July 23, 2018, a potential strategic partner committed to a $500,000 bridge loan to be funding over a period beginning July 23, 2018 and completed by August 31, 2018. To date, $200,000 of this bridge loan has been funded.
●	On July 19 and August 9, the Company issued a total of 566,775 shares of its common stock as a payment for investment advice to Spotfin Funding, representing a payment of $65,000. These shares issued were expensed in the previous year.
●	On August 1 the Company issued 500,000 shares of its common stock for a $50,000 reduction of the note owed to Black Mountain Equities.

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

Overview

Our core business is the development of our water assets.

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

We own the following surface water rights as of August 10, 2018:

Structure	Elevation (feet)	Priority No.	Appropriation Date	Consumptive Use (A.F.*)	Decreed Amount (cfs**)
Butte Valley Ditch	5,909	1	05/15/1862	360	1.2
		9	05/15/1865		1.8
		86	05/15/1886		3.0
		111	05/15/1886		3.0
Robert Rice Ditch	5,725	19	03/01/1867	131	3.0
Huerfano Valley Ditch	4,894	120	02/02/1888	2,891	42.0
		342	05/01/1905		18.0

*	A.F. = Acre Feet, enough water to cover one acre one foot deep, which is 325,829 gallons
**	cfs = cubic feet per second, which is 449 gallons per minute, 1 cfs per day = 646,272 gallons

The following table presents our holdings of storage water rights as of August 10, 2018:

Structure	Elevation (feet)	Priority No.		Appropriation Date	Average Annual Yield (A.F.)	Decreed Amount (A.F.)	Operable Storage (A.F.)
Huerfano Valley Reservoir	4,702	6		02/02/1888	1,424	2,017	1,000
Cucharas Valley Reservoir	5,570	66		03/14/1906	3,055	31,956	*
	5,705	66	c**	03/14/1906		34,404
Bradford Reservoir	5,850	64.5		12/15/1905	-	6,000	-
Orlando Reservoir #2	5,911	349		12/14/1905	1,800	3,110	2,400

*	See State of Colorado litigation.
**	This is a conditional right while the engineering and construction of structures are completed to perfect a water right, in this case to physically store the water. The conditional right establishes a seniority date but allows time for completion of the project. Conditional rights are reviewed every six years by the water court to confirm that progress is being made on the effort to perfect the right. When a conditional water right is perfected, which can be done incrementally in the case of storage, the water right becomes absolute. In addition, the Cucharas Valley Reservoir has Conditional rights to 34,404 A.F. of additional storage.

New Strategic Initiative

Based on findings from our water task force, we believe we have several opportunities to capitalize on water assets that we currently own or can acquire, in order to address serious storage and supply challenges faced by municipalities, ranches, farmlands and other commercial enterprises in the Arkansas River Basin. In order to address these opportunities, we have identified the following:

●	We will seek to address the need for municipal water storage.
●	We believe there are a variety of opportunities to lease, both short term and long term, our water assets.
●	We have identified underutilized land and water that we own that could be used to expand our irrigated farming operations.
●	In January 2011, we entered into a water supply agreement to supply water resources for real estate development in Huerfano County, Colorado.
●	Expansion of hemp farming on our irrigated farmland, either as an operator or with a crop share arrangement.

In order to implement this new initiative, additional capital is required. We have been in discussions with numerous providers of capital in a form of new debt, equity, a strategic operational relationship, or a combination of different capital vehicles. Once completed, revenue is anticipated via the leasing of water storage, leasing of water to high value crop producers (e.g. hemp and marijuana growers), and sale of water via our water supply agreement at $6,500 per tap, with approximately 3 taps per acre foot.

Results of Operations

For the Three Months Ended June 30, 2018, compared to the Three Months Ended June 30, 2017

During the three months ended June 30, 2018, we recorded revenues of $10,000, compared to $1,341,000 in the three-month period ended June 30, 2017. The decrease in revenues from the prior year was due to the deconsolidation of GrowCo and its related entities, which were the greenhouse operations.

Operating expenses during the three months ended June 30, 2018 and 2017 were $504,000 and $297,000, respectively. The increase of $207,000 was primarily due to increase in stock option and warrant costs of $173,000 and higher legal costs. During the three months ended June 30, 2018 and 2017, we recognized a loss from continuing operations of $494,000 compared to a profit of $510,000, respectively. For the three months ended June 30, 2018 and 2017, loss from discontinued operations was $-0- and $534,000 respectively.

Other income (expenses) for the three months ended June 30, 2018 and 2017 were $11,913,000 and $(534,000) respectively. The increase of $12,465,000 was almost entirely due to the gain on deconsolidation of GrowCo of $12,773,000 along with a reduction of interest expense of $475,000 offset largely due to a recognition of an impairment of $617,000 for the GrowCo investment.

As the result of the foregoing, the net profit (loss) attributed to our common shareholders, after recognizing preferred distributions and income attributed to non-controlling interest, profit for the three months ended June 30, 2018 was $10,918,000, compared to a loss of $(458,000) for the three months ended June 30, 2017.

For the Six Months Ended June 30, 2018, compared to the Six Months Ended June 30, 2017

During the six months ended June 30, 2018, we recorded revenues of $17,000, compared to $1,883,000 in the six-month period ended June 30, 2017. The decrease in revenues from the prior year was due to the deconsolidation of GrowCo and not recognizing $1,859,000 in greenhouse lease revenues.

Operating expenses during the six months ended June 30, 2018 and 2017 were $1,224,000 and $825,000, respectively. The increase of $399,000 was due to an increase of $551,000 for stock option and warrant expense with an offset of a reduction of general and administrative and depreciation due the deconsolidation of GrowCo for the three months ended June 30, 2018.

Other income (expenses) for the six months ended June 30, 2018 and 2017 were $11,714,000 and $(1,098,000) respectively. The increase of $12,812,000 was almost entirely due to the recognition of a $12,773,000 gain from the deconsolidation of GrowCo.

During the six months ended June 30, 2018 and 2017, we recognized a profit (loss) from continuing operations of $10,507,000 compared to a loss of $(40,000), respectively. For the six months ended June 30, 2018 and 2017, loss from discontinued operations was $810,000 and $1,081,000 respectively.

As the result of the foregoing, the net profit (loss) attributed to our common shareholders, after recognizing preferred distributions and income attributed to non-controlling interest, for the six months ended June 30, 2018 was $8,701,000, compared to a loss of $(2,173,000) for the six months ended June 30, 2017. The increase of $10,874,000 is due primarily to the substantial decrease in greenhouse revenues and the other reasons stated above.

Liquidity and Capital Resources

We historically have funded our operations primarily from the following sources:

●	proceeds of private placements of equity, equity-related and debt securities of Two Rivers Water & Farming Company and subsidiaries;
●	cash flow generated from operations; and
●	loans and lines of credit.

As of June 30, 2018, we had cash and cash equivalents of $36,000. As of June 30, 2018, we had no available commercial banking line or letters of credit and do not intend to seek any such financing in the foreseeable future.

We currently expect that our cash expenditures will remain constant for the foreseeable future, as we seek to monetize our water assets. As a result, our existing cash, cash equivalents and other working capital may not be sufficient to meet all projected cash needs contemplated by our business strategies for the remainder of 2018 and for 2019. To the extent our cash, cash equivalents and other working capital are insufficient to fund our planned activities, we may need to either slow our growth initiatives or raise additional funds through public or private equity or debt financings. We also may need to raise additional funds in the event we determine in the future to affect one or more acquisitions of businesses, technologies and products. If additional funding is required, we cannot assure that we will be able to affect an equity or debt financing on terms acceptable to us or at all.

Sources of Funds

Cash flow from operations has not historically been sufficient to sustain our operations. Cash flow consumed by our operating activities totaled $576,000 for the six months ended June 30, 2018 and $2,042,000 for the six months ended June 30, 2017.

Cash flows generated by our financing activities for the six months ended June 30, 2018 was $618,000 compared to $2,084,000 for the six months ended June 30, 2017. During the six months ended June 30, 2018, we raised $1,026,000 from new debt offerings and reduced $408,000 for payments on note payables.

Uses of Funds

Cash flow from operations has not historically been sufficient to sustain our operations. Cash flow consumed by our operating activities totaled $576,000 for the six months ended June 30, 2018 and $2,042,000 for the six months ended June 30, 2017.

Cash used by investing activities was $20,000 for the six months ended June 30, 2018 compared to cash generated by investing activities of $344,000 for the six months ended June 30, 2017.

The Company is implementing a new strategy focusing on its water assets along with associated capital raises. During the year ended December 31, 2017, we have raised $457,000 for our new Water Redevelopment Company. From January 1, 2018 through August 10, 2018 we have raised $650,000.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to the impact of interest rate changes and change in the market values of our real estate properties and water assets. Because we had no market risk sensitive instruments outstanding as of June 30, 2018, it was determined that there was no material market risk exposure to our consolidated financial position, results of operations, or cash flows as of such date. We do not enter into derivatives or other financial instruments for trading or speculative purposes.

ITEM 4. CONTROLS AND PROCEDURES

Management’s Evaluation of Disclosures Controls and Procedures

Our management, comprised of our chief executive officer (CEO) and chief financial officer (CFO), presently the same person fills both officer roles, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based on that evaluation, and taking the matters described below into account, the Company’s CEO and CFO and have concluded that our disclosure controls and procedures over financial reporting were not effective during reporting period ended June 30, 2018.

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

The Company, the other defendants and the plaintiffs are in discussions to settle this case.

The Company, the State of Colorado (Office of the State Engineer and the local Division Engineer), and neighboring water rights holders have been involved in litigation in the Colorado Division 2 Water Court concerning water rights and claims by the State concerning an existing dam in Huerfano County, Colorado, and a demand by the State to breach the dam structure. (Two Rivers Water and Farming Co. vs. Welton Land and Water Co., (Pueblo Water Court)). As part of the litigation, Two Rivers sought to have certain water rights demands by the neighboring water rights holders deemed wasteful. The Company has withdrawn this suit with prejudice, and the water rights holders have sued for their legal fees.

In the quarter ending March 31, 2016, Two Rivers entered into a stipulation agreement with the State, settling the State’s claims at that time. Under the stipulation agreement, Two Rivers agreed to take the existing dam structure down to the sediment level by March 31, 2018. Two Rivers has been able to empty all the water in the Dam but was not able to meet the requirements of the agreement by March 31, 2018 due to lack of capital. On April 3, 2018, the State filed a motion for the issuance of a contempt of court citation against the Company, its directors, former director John McKowen, and certain other individuals for breach of the agreement seeking sanctions, imposition of a civil penalty of $100,000 and payment of legal fees. The Company and its directors are contesting the sanctions sought in the contempt motion, based in part upon those sanctions being unnecessary and unduly punitive. Preliminary hearings for the defendants were held on May 10 and June 8, 2018. At the May 10, 2018 hearing it was determined that the State of Colorado can proceed with its action. At the June 8 hearing, a trial date of December 17, 2018 was set by the Court.

The Company intends to continue its efforts to seek funding so that it can comply with the agreement. If successful in obtaining financing, the Company intends to work with the Colorado State Engineer to take down the existing dam. Once this work is completed, the Company will seek additional funding to construct a new dam close to the prior dam structure. The Company’s engineering firm estimate the cost to breach the dam structure to be between $1.8 to $2.2 million.

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

TWO RIVERS WATER & FARMING COMPANY

Date: August 13, 2018	By:	/s/ Wayne Harding
Wayne Harding
Chief Executive Officer and acting Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

