Form 10-Q
period 2018-09-30
TWO RIVERS WATER & FARMING Co
filed 2018-11-13
CIK 1302946

UNIted States

SeCURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to _________

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

             Yes [  ] No [X]

As of November 9, 2018 there were 43,347,967 shares outstanding of the registrant’s Common Stock.

2

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TWO RIVERS WATER & FARMING COMPANY AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except for number of shares)

	September 30, 2018 (Unaudited)	December 31, 2017 (Derived from Audit)
ASSETS:
Current Assets:
Cash and cash equivalents	$54	$14
Accounts receivable, net	5	5
Accounts receivable, related party	-	19
Deposits and other current assets	85	32
Total Current Assets	144	70
Long Term Assets:
Property, equipment and software, net	25	160
Land	3,394	3,505
Water assets	24,864	25,016
Greenhouse & infrastructure, net	-	5,955
Construction in progress	-	3,361
Investment in GCP1	2,405	-
Other long term assets	89	85
Total Long Term Assets	30,777	38,082
TOTAL ASSETS	$30,921	$38,152

LIABILITIES & STOCKHOLDERS’ EQUITY:
Current Liabilities:
Accounts payable	$1,114	$1,553
Accrued liabilities	5,133	1,837
Current portion of notes payable, net of discount	8,400	17,419
Preferred dividend payable	4,970	3,968
Total Current Liabilities	19,617	24,777
Notes Payable, net of current portion	1,143	1,238
Total Liabilities	20,760	26,015
Commitments & Contingencies (Notes 4, 7, 9,10)
Stockholders’ Equity:
Common stock, $0.001 par value, 200,000,000 shares authorized, 34,847,967 shares issued and outstanding at September 30, 2018 and 32,749,920 shares issued and outstanding at December 31, 2017	36	34
Preferred shares, $0.001 par value, 5,000,000 shares authorized, 64,935 shares issued and outstanding at September 30, 2018 December 31, 2017.	252	252
Additional paid-in capital	78,484	77,267
Accumulated (deficit)	(91,122)	(97,168)
Total Two Rivers Water Company Shareholders’ Equity	(12,350)	(19,615)
Noncontrolling interest in subsidiaries	22,511	31,752
Total Stockholders’ Equity	10,161	12,137
TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$30,921	$38,152

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

TWO RIVERS WATER & FARMING COMPANY AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(In Thousands, except Per Share Data)

(Unaudited)

	Three Months Ended Sept 30,		Nine Months Ended Sept 30,
	2018	2017	2018	2017
Revenue
Leasing - Greenhouse	$-	$1,006	$-	$2,865
Other	5	16	22	40
Total Revenue	5	1,022	22	2,905
Operating Expenses:
General and administrative	642	625	1,808	1,201
Depreciation and amortization	17	94	75	343
Total operating expenses	659	719	1,883	1,544
Profit (Loss) from Operations	(654)	303	(1,861)	1,361
Other Income (Expense)
Interest expense	(217)	(717)	(736)	(1,905)
Warrant expense	(19)	(93)	(30)	(93)
Gain (loss) on disposal of assets and intangibles	37	(72)	114	9
Dam demolition (expense)	(1,800)	-	(1800)	-
Other income (expense)	4	-	15	9
Gain on de-consolidation of GrowCo	-	-	12,773	-
Loss on investment in GrowCo	-	-	(617)	-
Total other income (expense)	(1,995)	(882)	9,719	(1,980)
Net Profit (Loss) from Continuing Operations before Taxes	(2,649)	(579)	7,858	(619)
Income tax (provision) benefit	-	-	-	-
Net Profit (Loss) from Continuing Operations After Taxes	(2,649)	(579)	7,858	(619)
Net (Loss) from Discontinued Operations	-	(92)	(810)	(1,174)
Net Profit (Loss) before Preferred Dividends and Non-Controlling Interest	(2,649)	(671)	7,048	(1,793)
Preferred distributions	(6)	(686)	(1,002)	(1,880)
Net loss attributable to noncontrolling interest	-	395	-	538
Net Profit (Loss) Attributable to Common Shareholders	$(2,655)	$(962)	$6,046	$(3,135)
Profit (Loss) Per Common Share - Basic:	$(0.08)	$(0.03)	$0.18	$(0.10)
Profit (Loss) Per Common Share - Dilutive:	$(0.08)	$(0.03)	$0.16	$(0.10)
Weighted Average Shares Outstanding:
Basic	34,256	31,974	33,529	31,571
Dilutive	34,256	31,974	37,149	31,571

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

TWO RIVERS WATER & FARMING COMPANY AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In Thousands)

(Unaudited)

	Nine Months Ended September 30,
	2018	2017
Cash Flows from Operating Activities:
Net loss, before NCI	$6,046	$(3,673)
Net loss from discontinued operations	810	-
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation & Amortization	75	344
Accretion of debt discount	178	326
Loss from debt extinguishment	-	70
Stock Option and Warrant expense	1,220	728
Gain on deconsolidation	(12,773)	-
Loss on investment in GrowCo	617	-
Loss (Gain) on write down of assets related to property and equipment	-	578
Loss (Gain) from disposal of fixed assets	(114)	-
Net change in operating assets and liabilities:
(Increase) Decrease in accounts receivable	-	32
Decrease (increase) in accounts receivable, related party	2	(2,515)
Decrease in deposits, prepaid expenses and other assets	(47)	(63)
Increase (decrease) in accounts payable	93	(987)
Increase in distribution payable to preferred shareholders	1,002	1,881
Increase in accrued liabilities and other	2,067	820
Net Cash Used in Operating Activities	(824)	(2,459)
Cash Flows from Investing Activities:
Purchase of property and equipment	-	(79)
Sale of property and equipment	72	945
Investment in water assets	(102)	-
Construction in progress	-	(616)
Net Cash Used in Investing Activities	(30)	250
Cash Flows from Financing Activities:
Preferred membership offerings	-	252
Proceeds from warrant exercises	-	209
Proceeds from debt	1,426	2,236
Payment on notes payable	(532)	(536)
Net Cash Provided by Financing Activities	894	2,161
Net Increase in Cash & Cash Equivalents	40	(48)
Beginning Cash & Cash Equivalents	14	150
Ending Cash & Cash Equivalents	$54	$102

Continued on next page

Continued from previous page

	Nine Months Ended September 30,
	2018	2017
Supplemental Disclosure of Cash Flow Information
Cash paid for interest, net of $-0- and $122 respectively capitalized into CIP	$196	$961
Shares issued in exchange for debt	$-	$322
Conversion of debt, preferred shares into Two Rivers common stock	$100	$-
Land Exchanged for debt	$-	$1,606
Conversion of TR Cap into Two Rivers common shares	$-	$70
Conversion of Accounts Payable into Water Redevelopment preferred shares	$-	$100

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

TWO RIVERS WATER & FARMING COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2018 and September 30, 2017

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

Overview

In 2009, we began acquiring and developing irrigated farmland and associated water rights and infrastructure. As of September 30, 2018, we own 6,430 gross acres. Gross acres owned decreased from 6,538 gross acres at December 31, 2017 due to the sale of 108 acres.

We are focused on water assets we have acquired and will potentially acquire in the future. Since 2009, we have acquired strategic water assets and land in the Huerfano and Cucharas river basins in southeastern Colorado, thus our name Two Rivers Water Farming & Water Company. Our water assets are located in a basin that spans over 1,500 square miles and drops in elevation from over 14,000 feet down to the confluence of the Arkansas River, just east of Pueblo Colorado at 4,500 feet. We operate in a natural, gravity fed water alluvial. This basin is the last undeveloped basin along the front range of Colorado. As our first water-focused project, we plan to fully develop this basin to properly manage the water contained therein and serve the community while providing returns to our investors.

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

In May 2014, we formed GrowCo, Inc., a wholly owned subsidiary of Two Rivers through the issuance of 20,000,000 shares of common stock. On August 1, 2014, we announced that we were placing 10,000,000 GrowCo shares in a trust to be distributed to Two Rivers’ common shareholders. As of March 31, 2018, the Company owned 10,000,000 GrowCo shares out of reported shares outstanding of 34,343,000, or 29.12%. The reported outstanding shares were provided to the Company by GrowCo’s management.

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

Deconsolidation of GrowCo, Inc.

Even though the Company no longer consolidates GrowCo and GrowCo’s related entities into the Company’s financials, Management has determined that the Company is a guarantor of GrowCo’s $4M Secured Notes. The Company did not sign these notes as a guarantor but has provided collateral owned by the Company with a recent appraised value of $2,359,000. GCP1 managers have been in contact with Blue Green, the holder of $2,115,000 of the notes to discuss an arrangement whereby GCP1 might use leasing cash flow to pay the secured note holders. No agreement has been reached, but there have been discussions on a general structure that 50% of lease revenue (after direct costs) might be used to pay interest and retire the principal of these notes. Since Two Rivers’ Management desires to present a conservative representation of its financial information it has determined to set the probability of collection against its collateral at 100% of the recent appraised value. The Company has recorded a contingent liability of $2,359,000 and offset this amount as an increase in the Company’s investment in GCP1 (ASC 460-10-55-23c).

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

2. The fair value of any retained noncontrolling investment in the former subsidiary or group of assets at the date the subsidiary is deconsolidated, or the group of assets is derecognized. In Two Rivers case, there were no retained noncontrolling investments in GrowCo or its related entities.

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Item 210 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by U.S. GAAP for complete financial statements, although the Company believes that the disclosures made are adequate to make the information not misleading. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation for the periods presented have been included as required by Regulation S-X, Rule 10-01. Operating results for the three and nine months ended September 30, 2018 are not necessarily indicative of the results that may be expected for the year ended December 31, 2018. It is suggested that these condensed consolidated financial statements be read in conjunction with the Company’s consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the Securities and Exchange Commission on April 9, 2018.

Non-controlling Interest

Below is the detail of non-controlling interest shown on the condensed consolidated balance sheets.

Entity	Sept 30 2018	Dec 31 2017
TR Capital	$20,482,000	$20,482,000
HCIC	1,386,000	1,388,000
F-1	29,000	29,000
F-2	162,000	162,000
DFP	452,000	452,000
GrowCo	-	(850,000)
GrowCo Partners 1, LLC	-	3,621,000
GCP Super Units, LLC	-	5,016,000
TR Cap 20150630 Distribution, LLC	-	497,000
TR Cap 20150930 Distribution, LLC	-	460,000
TR Cap 20151231 Distribution, LLC	-	495,000
Total	$22,511,000	$31,752,000

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

Below is a summary of property and equipment:

Asset Type	Life in Years	Sept 30, 2018	Dec 31, 2017
Office equipment, furniture	5 – 7	$12,000	$12,000
Computers	3	46,000	46,000
Vehicles	5	25,000	92,000
Farm equipment	7 – 10	147,000	244,000
Buildings	27.5	10,000	10,000
Website	3	7,000	7,000
Subtotal		247,000	411,000
Less: Accumulated depreciation		(222,000)	(251,000)
Net book value		$25,000	$160,000

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

Dam Demolition Expense

During the three months ended September 30, 2018 a court date has been set for a hearing of the State of Colorado’s legal action to compel the Company to demolish Cucharas #5 reservoir. A contingent liability, with an offsetting expense of $1,800,000 has been recognized.

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

The dilutive effect of the outstanding 2,425,000 options, and 17,536,958 warrants at September 30, 2018 and December 31, 2017, have an exercise price in excess of the Company’s closing price of $0.23/share as of September 28, 2018; therefore these shares have not been included in the determination of diluted earnings per share since, under ASC 260 they would anti-dilutive. If all convertible debt is converted into the Company’s common shares, there would be an additional 3,630,290 shares issued, using the Company’s closing price of $0.23/share as of September 28, 2018. Therefore, these additional shares are added to the basic shares for the nine months ended September 30, 2018.

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

Gain on Disposal of Assets

During the nine months ended September 30, 2018, we sold sub-divided, unimproved lots of land located in El Paso County Colorado and recognized a gain of $156,000. During the nine months ended September 30, 2018 there was also a $42,000 loss from the sale of equipment.

NOTE 4 – NOTES PAYABLE

Below is a summary of the Company’s consolidated long term debt:

	September 30, 2018			December 31, 2017
Note	Principal Balance	Accrued Interest	Discount	Principal Balance	Interest rate	Security
HCIC seller carry back	$6,301,000	$552,000	$-	$6,301,000	6%	Shares in the Mutual Ditch Company
CWCB	690,000	-	-	748,000	2.5%	Certain Orlando and Farmland assets
McFinney Agri-Finance	238,000	-	-	441,000	6.8%	2,579 acres of pasture land in Ellicott Colorado
TR Note to GrowCo	390,000	-	-	-
GrowCo $4M notes	-	-	-	4,000,000	22.5%	Various land and water assets
GrowCo $1.5M exchange note	-	-	-	100,000	22.5%	Various land and water assets
GrowCo $6M exchange note	-	-	-	1,855,000	22.5%
GrowCo $7M exchange note	-	-	-	3,132,000	10-22.5%
GrowCo $2M exchange note	-	-	-	1,520,000	10-22.5%
Bridge loan Harding	-	-	-	13,000	18%	None
Powderhorn Note	338,000	-	(48,000)	-		Third lien on Ellicott land
Morning View LLC	105,000	4,000	(5,000)	-		Unsecured
TURV Long Term NP	271,000	44,000	-	275,000	12.0%	Second lien on Ellicott land
WRC Convertible NP	300,000	57,000	-	300,000	12.0%	Lien on water supply agreement
WRC Butte Valley Land Notes	400,000	28,000	(1,000)	-		Butte Valley Land
Equipment loans	57,000	2,000	-	122,000	5 - 8%	Equipment
OID Black Mountain	107,000	-	-	300,000
Investors Fiduciary LLC	400,000	12,000	-	-	-	Shares of HCIC
Total	9,597,000	$699,000	$(54,000)	19,107,000
Less: note discounts	(54,000)			(450,000)
Less: Current portion net of discount	(8,400,000)			(17,419,000)
Long term portion net of discount	$1,143,000			$1,238,000

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

HCIC Carry Back Loan

Payments to all of the HCIC note holders are behind schedule. As of September 30, 2018, the Company is in technical default on $6,301,000 of the HCIC carry back notes due to non-payment of principal and interest. Consequently, the entire amount of the notes has been classified as current.

GrowCo $4M Notes Guaranty

During the period ended December 31, 2015, GrowCo issued $4,000,000 in secured promissory notes to 17 individual investors. The notes have a security interest in the land, water and improvements on the 40 acres where GrowCo Partners 1 has its greenhouse and associated warehouse. The notes pay 22.5% in annual interest, with interested paid monthly, and are due April 1, 2020. GrowCo cannot prepay the notes; however, noteholders have the right to call the notes at the first anniversary, or thereafter, of each note with a 60-day notice to the Company. Due to the past due interest owed to the secured $4M Note holders, these notes are in technical default.

On January 19, 2018 Blue & Green, LLC (“Blue Green”) filed a complaint against GrowCo claiming a default on payments by GrowCo to Blue Green under the terms of the $4 million GrowCo $2,115,000 promissory note held by Blue Green. The complaint requested immediate payment of the note, back due interest in excess of $300,000, and attorney fees.

Even though the Company no longer consolidates GrowCo and GrowCo’s related entities into the Company’s financials (see above Note 2 – Principals of Consolidation), under ASC 460-10-05, Management has determined that the Company is a guarantor of the $4M Secured Notes. The Company did not sign these notes as a guarantor but has provided collateral owned by the Company with a recent appraised value of $2,359,000. GCP1 managers have been in contact with Blue Green, the holder of $2,115,000 of the notes to discuss an arrangement whereby GCP1 might use leasing cash flow to pay the secured note holders. No agreement has been reached, but there have been discussions on a general structure that 50% of lease revenue (after direct costs) might be used to pay interest and retire the principal of these notes. Since Two Rivers’ Management desires to present a conservative representation of its financial information it has determined to set the probability of collection against its collateral at 100% of the recent appraised value. The Company has recorded a contingent liability of $2,359,000 and offset this amount as an increase in the Company’s investment in GCP1 (ASC 460-10-55-23c).

Powderhorn Note

The Company has decided to pay Powderhorn’s August and September 2018 payments by issuance of 800,000 and 646,154 shares and not in cash. Subsequent to September 30, 2018, 800,000 shares have been issued and the 646,154 shares have yet to be issued.

OID Black Mountain

During the nine months ended September 30, 2018, the Company issued 874,250 common shares for a principal reduction of $100,000. It was originally due on October 26, 2017 but was extended to July 31, 2018. It has been further extended to September 30, 2018. In October 2018, the Company reached an agreement with Black Mountain to fully pay Black Mountain amount due of $138,370 with the issuance of 900,000 common shares of the Company’s stock.

Investors Fiduciary LLC

On July 23, 2018 the Company entered into a convertible promissory note with Investors Fiduciary LLC for a bridge loan up to $500,000. As of September 30, 2018, $400,000 has been drawn on this note. The note carries interest at 20% per annum and is secured by the Company’s unencumbered 2,456.5 shares in the Huerfano Cucharas Irrigation Company. The holder has a right to convert principal and any accrued interest into the Company’s common shares at a rate of $0.14/share. On July 23, 2018, the Company’s common stock closed at $0.117/share. Therefore, the Company did not record a beneficial conversion feature.

NOTE 5 – Information on Business Segments

We organize our business segments based on the nature of the products and services offered. We focus on the Water and Greenhouse business with Two Rivers Water & Farming Company as the Parent company. Therefore, we report our segments by these lines of businesses: Greenhouse and Water. Greenhouse contains our construction and leasing of state of the art greenhouses to cannabis growers. Water contains our Water Business (HCIC and Orlando). Our Parent category is not a separate reportable operating segment. Segment allocations may differ from those on the face of the income statement. The Farming Business has been discontinued and therefore the operating losses and assets have been summarized. Effective April 1, 2018 and for the nine months ended September 30, 2018, the Company stopped consolidating GrowCo, the Greenhouse segment.

In the following tables of financial data, the total of the operating results of these business segments is reconciled, as appropriate, to the corresponding consolidated amount. There are some corporate expenses that were not allocated to the business segments, and these expenses are contained in the “Total Operating Expenses” under Parent.

Operating results for each of the segments of the Company are as follows (in thousands):

	Nine Months Ended Sept 30, 2018					Nine Months Ended Sept 30, 2017
	Parent	Farms	Greenhouse	Water	Total	Parent	Farms	Greenhouse	Water	Total
Revenue	$10	$-	$-	$12	$22	$-	$-	$2,865	$40	$2,905
Expenses
Total Operating Expenses	(886)	-	-	(997)	(1,883)	(571)	-	(306)	(667)	(1,544)
Total Other Income (Expense)	11,928	-	-	(2,209)	9,719	(41)	-	(1,689)	(250)	(1,980)
Net (Loss) from Operations Before Income Taxes	11,052	-	-	(3,194)	7,858	(612)	-	870	(877)	(619)
Income Taxes (Expense)/Credit	-	-	-	-	-	-	-	-	-	-
Net (Loss) from Operations	11,052	-	-	(3,194)	7,858	(612)	-	870	(877)	(619)
Net (Loss) from Discontinued Operations	-	-	(810)	-	(810)	-	(1,174)	-	-	(1,174)
Preferred dividends	(986)	-	-	(16)	(1,002)	(1,480)	-	(394)	(6)	(1,880)
Non-controlling interest	-	-	-	-	-	-	-	540	(2)	538
Net (Loss)	$10,066	$-	$(810)	$(3,210)	$6,046	$(2,092)	$(1,174)	$1,016	$(885)	$(3,135)
Segment Assets	$10,746	$-	$-	$20,175	$30,921	$907	$-	$12,309	$34,265	$47,481

NOTE 6 – EQUITY TRANSACTIONS

The Company has authorized 200,000,000 shares of common stock with a par value of $0.001. The total issued common stock as of September 30, 2018, was 34,847,967 common shares.

During the nine months ended September 30, 2018, Two Rivers issued the following common stock:

●	874,250 common stock to Black Mountain for a $100,000 in principal reduction in its note payable.
●	1,090,957 common stock issued to Spotfin Funding for financial services. These shares issued were expensed in the previous year.
●	14,840 issued for a conversion from TR Capital into the Company’s common shares. These shares issued were expensed in the previous year.
●	118,000 issued for a RSU exercise. The RSU expense was recognized in a previous year.

During the nine months ended September 30, 2018, Two Rivers recognized $1,190,000 in stock based compensation to its employees and directors.

During the nine months ended September 30, 2018, Two Rivers granted 1,541,380 warrants and recognized $30,000 in warrant expense.

NOTE 7 – LEGAL PROCEEDINGS

Suncanna Litigation

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

The Company, the other defendants and the plaintiffs have settled this case.

Prior board of directors’ litigation

On August 8, 2017, a summons was issued in the Arapahoe County District Court on behalf of former board members Dennis Channer, Rockey Wells and John Stroh demanding the Company pay $139,000 in attorneys’ fees owed to Ryley Carlock & Applewhite (“RCA”) for services rendered to the former board members at their behest while members of the board. The $139,000 is included in our accounts payable on the balance sheet. An agreement has been reached with RCA to pay amounts owed over time.

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

State of Colorado litigation

The Company, the State of Colorado (Office of the State Engineer and the local Division Engineer), and neighboring water rights holders have been involved in litigation in the Colorado Division 2 Water Court concerning water rights and claims by the State concerning an existing dam in Huerfano County, Colorado, and a demand by the State to breach the dam structure. (Two Rivers Water and Farming Co. vs. Welton Land and Water Co., (Pueblo Water Court). As part of the litigation, Two Rivers sought to have certain water rights demands by the neighboring water rights holders deemed wasteful. The Company has withdrawn this suit with prejudice, and the water rights holders have sued for their legal fees.

In the quarter ending March 31, 2016, Two Rivers entered into a stipulation agreement with the State, settling the State’s claims at that time. Under the stipulation agreement, Two Rivers agreed to take the existing dam structure down to the sediment level by March 31, 2018. Two Rivers has been able to empty all the water in the Dam but was not able to meet the requirements of the agreement by March 31, 2018 due to lack of capital. On April 3, 2018, the State filed a motion for the issuance of a contempt of court citation against the Company, its directors, former director and CEO John McKowen, and certain other individuals for breach of the agreement seeking sanctions, imposition of a civil penalty of $100,000 and payment of legal fees. The Company and its directors are contesting the sanctions sought in the contempt motion, based in part upon those sanctions being unnecessary and unduly punitive. Preliminary hearings for the defendants were held on May 10 and June 8, 2018. At the May 10, 2018 hearing it was determined that the State of Colorado could proceed with its action. At the June 8 hearing, a trial date of December 17, 2018 was set by the Court that was subsequently postponed to October 2019.

The Company intends to continue its efforts to seek funding so that it can comply with the agreement. If successful in obtaining financing, the Company intends to work with the Colorado State Engineer to take down the existing dam. Once this work is completed, the Company will seek additional funding to construct a new dam close to the prior dam structure. The Company’s engineering firm estimate the cost to breach the dam structure to be between $1.8 to $2.2 million. As of September 30, 2018 we have accrued a liability and other expense of $1,800,000 for this work.

NOTE 8 – DISCONTINUED OPERATIONS

Dionisio Farms & Produce

During the fourth quarter of 2016, we decided to discontinue operations of our Dionisio Farms and Produce (DFP) subsidiary. We decided to sell all assets associated with this business due to the sustained losses incurred.

The DFP loss from discontinued operations presented in the statements of operations consist of the following for the nine months ended September 30, 2018 and September 30, 2017:

	Sept 30, 2018	Sept 30, 2017
Revenues	$-	$-
Cost of goods sold	-	-
General and administrative expenses	-	508,000
Depreciation and amortization	-	1,000
Interest	-	41,000
Other (loss on disposal of assets and intangibles)	-	624,000
Total	$-	$(1,174,000)

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

GrowCo and related entities

Effective April 1, 2018, the Company is no longer consolidating the financials of GrowCo and its related entities. The effect of deconsolidation created a one-time non-cash gain of $12,773,000 and a recognition of a loss from GrowCo discontinued operations of $810,000; broken down as follows:

	Sept 30, 2018	Sept 30, 2017
Revenues	$52,000	$-
General and administrative expenses	(89,000)	-
Depreciation and amortization	(61,000)	-
Interest	(1,092,000)	-
Non-controlling interest	380,000	-
Total	$(810,000)	$-

NOTE 9 – CONTINGENT LIABILITY

Even though the Company no longer consolidates GrowCo and GrowCo’s related entities into the Company’s financials (see above Note 2 – Principals of Consolidation), under ASC 460-10-05, management has determined that the Company is a guarantor of the $4M Secured Notes. The Company did not sign these notes as a guarantor but has provided collateral owned by the Company with a recent appraised value of $2,359,000. GCP1 managers have been in contact with Blue Green, the holder of $2,115,000 of the notes to discuss an arrangement whereby GCP1 might use leasing cash flow to pay these note holders. No agreement has been reached, but there have been discussions on a general structure that 50% of lease revenue (after direct costs) might be used to pay interest and retire the principal of these note holders. Since Two Rivers’ management desires to present a conservative representation of its financial information it has determined to set the probability of collection against its collateral at 100% of the recent appraised value. Therefore, the Company has recorded a contingent liability of $2,359,000 and offset this amount as an increase in the Company’s investment in GCP1 (ASC 460-10-55-23c).

NOTE 10 – GOING CONCERN

The consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has not generated significant revenues and has incurred net losses (including significant non-cash expenses) of $12,924,000 during the year ended December 31, 2017 and a profit of 6,046,000 for the nine months ended September 30, 2018, which is largely due to a non-cash gain on the consolidation of GrowCo of $12,773,000. Actual cash consumed from our operations during the nine months ended September 30, 2018 was $824,000. At September 30, 2018, the Company had a working capital deficit of $19,473,000 and an accumulated deficit of approximately $91,122,000, respectively. The HCIC seller carry back debt are in technical default.

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

For the nine months ended September 30, 2018, we have collected $1,426,000 in additional debt.

In addition, the Company is in different stages of discussion with parties interested in providing capital. This includes on-going discussions with a strategic partner and seeking out new debt funding to consolidate our existing debt and provide new capital to expand our water redevelopment and expansion efforts.

We continue to reduce our general and administrative and cash required for our operations.

NOTE 11 – RELATED PARTY

There were no related party transactions during the nine months ended September 30, 2018.

NOTE 12 – SUBSEQUENT EVENTS

Pursuant to ASC 855, management has evaluated all events and transactions that occurred from September 30, 2018 through the date of issuance of these financial statements. During this period, we had the following significant subsequent events:

●	On October 3, 2018, the Company issued 6,800,000 common restricted shares to two financing entities that could be used for a loan to the Company, using this issued stock as collateral. The funds will be available on or after April 3, 2019. Funding will be at the discretion of the Company. If funding does not occur, the shares issued will be returned to the Company.
●	On October 29, 2018, the Company issued 900,000 common shares to Black Mountain in exchange for payment in full of the Company’s $138,370 debt to Black Mountain.
●	On November 5, 2018, the Company issued 800,000 common shares to Powderhorn in exchange for the September 2018 payment on the note due for a $63,000 due.

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

We own the following surface water rights as of November 9, 2018:

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

The following table presents our holdings of storage water rights as of November 9, 2018:

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

Results of Operations

For the Three Months Ended September 30, 2018, compared to the Three Months Ended September 30, 2017

During the three months ended September 30, 2018, we recorded revenues of $5,000, compared to $1,022,000 in the three-month period ended September 30, 2017. The decrease in revenues from the prior year was due to consolidating our greenhouse operations until April 1, 2018.

Operating expenses during the three months ended September 30, 2018 and 2017 were $659,000 and $719,000, respectively. During the three months ended September 30, 2018 and 2017, we recognized a loss from continuing operations of $2,649,000 compared to a loss of $579,000, respectively. For the three months ended September 30, 2018 and 2017, discontinued operations recorded a loss of $-0- and a loss of $92,000 respectively.

Other expenses for the three months ended September 30, 2018 and 2017 were $1,995,000 and $882,000 respectively. The decrease of $687,000 was largely due to a decrease in interest expense of $500,000, due to not consolidating GrowCo and related entities debt and interest expense.

As the result of the foregoing, the net loss attributed to our common shareholders, after recognizing preferred distributions and income attributed to non-controlling interest, for the three months ended September 30, 2018 was $2,655,000, compared to a loss of $962,000 for the three months ended September 30, 2017.

For the Nine Months Ended September 30, 2018, compared to the Nine Months Ended September 30, 2017

During the nine months ended September 30, 2018, we recorded revenues of $22,000, compared to $2,905,000 in the nine-month period ended September 30, 2017. The decrease in revenues from the prior year was overwhelmingly due to our greenhouse operations not being consolidated in 2018.

Operating expenses during the nine months ended September 30, 2018 and 2017 were $1,883,000 and $1,544,000, respectively. The increase of $339,000 was primarily due to the increase in stock and warrant expense. During the nine months ended September 30, 2018 and 2017, we recognized profit from continuing operations of $7,858,000 compared to a loss of $619,000, respectively. This increase in gain from continuing operations was due to a net, noncash, benefit of $12,156,000 due to the deconsolidation of GrowCo in 2018 offset by a $1,800,000 liability for dam demolition. For the nine months ended September 30, 2018 and 2017, loss from discontinued operations was $810,000 and $1,174,000 respectively.

Other income and expense for the nine months ended September 30, 2018 and 2017 were income of $9,719,000 and expense of $1,980,000 respectively. The income increase of $11,699,000, as explained above, was largely due to the noncash gain from deconsolidating GrowCo and not recognizing GrowCo interest expense between April 1, 2018 through September 30, 2018 with an offset for the liability for dam demolition.

As the result of the foregoing, the net income attributed to our common shareholders, after recognizing preferred distributions and income attributed to non-controlling interest, for the nine months ended September 30, 2018 was $6,046,000, compared to a loss of $3,135,000 for the nine months ended September 30, 2017.

Liquidity and Capital Resources

We historically have funded our operations primarily from the following sources:

●	proceeds of private placements of equity, equity-related and debt securities of Two Rivers Water & Farming Company and subsidiaries;
●	cash flow generated from operations; and
●	loans and lines of credit.

As of September 30, 2018, we had cash and cash equivalents of $54,000. As of September 30, 2018, we had no available commercial banking line or letters of credit and do not intend to seek any such financing in the foreseeable future.

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

We are in on-going discussions with a strategic partner and seeking out new debt funding to consolidate our existing debt and provide new capital to expand our water redevelopment and expansion efforts.

Sources of Funds

Cash flows generated by our financing activities for the nine months ended September 30, 2018 was $894,000 compared to $2,161,000 for the nine months ended September 30, 2017. During the nine months ended September 30, 2018, we raised $1,426,000 from new debt offerings and reduced the principal amount of notes payable by $532,000.

Uses of Funds

Cash flow from operations has not historically been sufficient to sustain our operations. Cash flow consumed by our operating activities totaled $824,000 for the nine months ended September 30, 2018 and $2,459,000 for the nine months ended September 30, 2017.

Cash used by investing activities was $30,000 for the nine months ended September 30, 2018 compared to cash generated by investing activities of $250,000 for the nine months ended September 30, 2017.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to the impact of interest rate changes and change in the market values of our real estate properties and water assets. Because we had no market risk sensitive instruments outstanding as of September 30, 2018, it was determined that there was no material market risk exposure to our consolidated financial position, results of operations, or cash flows as of such date. We do not enter into derivatives or other financial instruments for trading or speculative purposes.

ITEM 4. CONTROLS AND PROCEDURES

Management’s Evaluation of Disclosures Controls and Procedures

Our management, comprised of our chief executive officer (CEO) and chief financial officer (CFO), presently the same person fills both officer roles, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based on that evaluation, and taking the matters described below into account, the Company’s CEO and CFO and have concluded that our disclosure controls and procedures over financial reporting were not effective during reporting period ended September 30, 2018.

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

The Company, the other defendants and the plaintiffs have settled this case.

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

In the quarter ending March 31, 2016, Two Rivers entered into a stipulation agreement with the State, settling the State’s claims at that time. Under the stipulation agreement, Two Rivers agreed to take the existing dam structure down to the sediment level by March 31, 2018. Two Rivers has been able to empty all the water in the Dam but was not able to meet the requirements of the agreement by March 31, 2018 due to lack of capital. On April 3, 2018, the State filed a motion for the issuance of a contempt of court citation against the Company, its directors, former director John McKowen, and certain other individuals for breach of the agreement seeking sanctions, imposition of a civil penalty of $100,000 and payment of legal fees. The Company and its directors are contesting the sanctions sought in the contempt motion, based in part upon those sanctions being unnecessary and unduly punitive. Preliminary hearings for the defendants were held on May 10 and June 8, 2018. At the May 10, 2018 hearing it was determined that the State of Colorado can proceed with its action. At the June 8 hearing, a trial date of December 17, 2018 was set by the Court. At the June 8 hearing, a trial date of December 17, 2018 was set by the Court that was subsequently postponed to October 2019.

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

On August 8, 2017, a summons was issued in the Arapahoe County District Court on behalf of former board members Dennis Channer, Rockey Wells and John Stroh demanding Two Rivers pay $139,000 in attorneys’ fees owed to Ryley Carlock & Applewhite (“RCA”) for services rendered to the former board members at their behest while members of the board. The Company has reached an agreement to pay RCA’s fees over time.

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

TWO RIVERS WATER & FARMING COMPANY

Date: November 9, 2018	By:	/s/ Wayne Harding
Wayne Harding
Chief Executive Officer and acting Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

