Form 10-K
period 2018-12-31
TWO RIVERS WATER & FARMING Co
filed 2019-04-15
CIK 1302946

UNIted States

SeCURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

As of June 30, 2018, the aggregate market value of common stock held by non-affiliates of the registrant was $4,449,000, based on a total of 32,955,103 shares held by non-affiliates and on a closing price of $0.295 per share.

There were 50,350,180 shares of common stock outstanding as of April 5, 2019.

Company References. When we use “the Company,” “our company,” “we,” “our,” “us” and similar terms in this report, we mean Two Rivers Water & Farming Company and its subsidiaries. The term “Two Rivers” refers solely to Two Rivers Water & Farming Company and does not include subsidiaries.

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

Overview

“As water becomes ever more scant the world needs to conserve it, use it more efficiently and establish clear rights over who owns the stuff.” – Liquidity Crisis, The Economist, Nov 5, 2016

Since 2009, we have acquired strategic water assets and land in the Huerfano and Cucharas river basins in southeastern Colorado, thus the name Two Rivers. In October 2016 we began to focus on monetizing our assets by investing strategically in assets that we believe offer opportunities for significant future returns for our shareholders and by selling those assets we determine will not yield those returns. As the result of that process, the management of water has become our core business. Our water asset total drainage area spans over 1,500 square miles and drops in elevation from over 14,000 feet to 4,500 feet at the confluence of the Arkansas River just east of Pueblo, Colorado. We operate in a natural, gravity fed water alluvial, which is the last undeveloped basin along the front range of Colorado. As our first water-focused project, we plan to develop this basin to properly manage the water contained therein and serve the community while providing returns to our investors. Our water development operations and strategy are described below under “Our Water Operations.”

Beginning in February 2018, we opened discussions with a group of hemp related companies. Two Rivers desired to find a source of capital along with the ability to generate near-term revenue from the land and water assets owned by Two Rivers. Presently, Two Rivers has entered into a stock exchange agreement for the purchase of 100% of the three entities: Vaxa Global, LLC (“Vaxa”); Ekstrak Labs, LLC (“Ekstrak”), and Gramz Holdings, LLC (“Gramz”). Vaxa grows CBD hemp focused plants. Ekstrak extracts CBD oil. Gramz produces and sells CBD extract in the form of both isolate and full-spectrum oil within end-user products.

Our principal investments since commencing operations in 2009, and the status of those investments following the implementation of our monetization strategy in 2016, are described below:

●	HCIC: From 2009 to 2010 we purchased 95% of the outstanding shares of Huerfano-Cucharas Irrigation Company, or HCIC, in a series of transactions for $24.2 million in cash, promissory notes and Two Rivers’ common stock. HCIC is a mutual ditch company formed in 1944, and we have used its water rights and facilities to supply some of our farmland with irrigation water. In the future, we will use these water rights to supply water to farmland we lease to others and to implement our new water strategy.

●	Additional Farmland: From 2009 to 2011 we acquired 2,753 acres of farmland served by HCIC’s ditch system for purchase prices totaling $1.4 million in cash and seller carry back financing. In 2012 we acquired 1,584 acres in Butte Valley for $509,000 in cash and seller carry back financing. In 2016, we returned 187 acres around the Orlando land back to the holder of seller carry back financing in exchange for forgiveness on $187,000 of debt and associated accrued interest.

●	Orlando: In 2011 we acquired Orlando Reservoir No. 2 Company, LLC, or Orlando, for $3.45 million in cash, promissory notes and common stock. Our ownership of Orlando increases the reliability of water supplies for our farmland in the Huerfano and Pueblo river basins. We undertook a program to refurbish and restore Orlando’s diversion structure, storage reservoirs and conveyance system. During the period from November 2011 to February 2012, we constructed new outlet works, and in 2012 we reconstructed the diversion structure, which takes water from the Huerfano River for storage in the Orlando reservoir and then conveyance to irrigate our nearby leased farmland. Additional renovation projects will be completed as necessary to provide reliable water supplies for farmland we lease to others and community use.

●	DFP (discontinued operations): In 2012 we acquired Dionisio Farms & Produce, Inc., or DFP, for $3.4 million in cash and promissory notes. DFP, which has operated for more than 60 years, produces high-value fruits and vegetables as well as fodder crops. Through this acquisition, we obtained 146 acres of irrigable farmland, 146 shares of the Bessemer Ditch Irrigation Company, a senior water right holder on the main stem of the Arkansas River and 2 supplemental ground water wells. As part of the acquisition, we entered into leases for an additional 279 irrigable acres. In late 2016, based on three years of operational losses, we decided to sell DFP assets and wind down our produce growing and distribution business within Pueblo County. During the first quarter of 2017 we sold the DFP irrigated farmland and the associated DFP produce business that no longer served our strategic vision of water management

Two Rivers Water & Farming Company	2018 Financials	Page 1

●	GrowCo (no longer consolidated effective April 1, 2018): We formed GrowCo, Inc., or GrowCo, in May 2014 for the purpose of constructing state-of-the-art computer-controlled greenhouses to be leased to licensed marijuana growers throughout the United States. GrowCo is not a licensed marijuana grower or retailer. GrowCo does not “touch the plant” and only provides growing infrastructure as a landlord for licensed marijuana grower tenants along with support and administrative services. In August 2014 we announced we were reserving 10 million of the GrowCo shares for distribution to holders of common stock as of four record dates (January 1, 2015; April 1, 2015; July 1, 2015 and October 1, 2015) after a registration statement for GrowCo common shares has been filed and declared effective, which has not yet occurred. Currently, GrowCo has approximately 35 million common shares outstanding. As of April 1, 2018, due to change of management and control, the Company no longer consolidates GrowCo.

●	Water Redevelopment: We formed Water Redevelopment Company, or Water Redev, in February 2017 to separate our water assets from the rest of our business and to enable additional raising of capital solely for the purpose of investing in our water assets. Water Redev is a subsidiary of Two Rivers and focuses on development and redevelopment of infrastructure for water management and delivery, as further described in “Our Water Operations” below.

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

As a result of that investigation, we made water management our top priority. We believe there are several opportunities to capitalize on water assets that we currently own or can acquire, in order to address serious storage and supply challenges faced by municipalities, ranches, farmlands and other commercial enterprises in the Arkansas River Basin. In order to address these opportunities, we have identified the following within the local communities we serve:

●	We will seek to address the need for municipal water storage.

●	We believe there are a variety of opportunities to lease, both short term and long term, our water assets.

●	We have identified underutilized land that, along with the water we own, can be leased for agriculture activities.

●	We plan to execute on a water supply agreement we entered into in January 2011, with a real estate development company in Huerfano County by beginning to supply raw water for water taps.

Our principal water rights include the following:

●	As noted in “Overview” above, we acquired control of HCIC in order to use its water rights and facilities to supply some of our farmland with irrigation water. The HCIC farmland became fallow in the mid-twentieth century when coal mines in Huerfano County, Colorado, were shut down. The coal mines had continuously pumped water from the Vermejo/Trinidad Formation, which contained a renewable underground aquifer that is fed by Sangre de Cristo Mountains snowmelt. The U.S. Geological Service estimates that the Raton Vermejo Basin, where we have water rights, contains an estimated 12 trillion gallons or 36 million acre-feet of relatively untapped, clean and renewable water. HCIC owns the Cucharas and Huerfano Valley Reservoirs and two ditch systems located in Pueblo County, Colorado. The HCIC ditch systems have the right to distribute water over approximately 30,000 acres in Pueblo County, Colorado.

Two Rivers Water & Farming Company	2018 Financials	Page 2

●	The Orlando water rights include the senior-most direct flow water right on the Huerfano River, or #1 priority, along with the #9 priority and miscellaneous junior water rights. The seniority of those water rights allowed the production of crops during most of the recent drought years. The Orlando assets also include the Orlando reservoir, which is situated on the Huerfano branch of the Huerfano River and has a storage capacity of 3,100 acre-feet.

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

We own the following surface water rights:

Structure	Elevation	Priority No.	Appropriation Date	Consumptive Use	Decreed Amount
Butte Valley Ditch	5,909 ft	1	5/15/1862	360 A.F.	1.2 cfs
Butte Valley Ditch		9	5/15/1865		1.8 cfs
Butte Valley Ditch		86	5/15/1886		3.0 cfs
Butte Valley Ditch		111	5/15/1886		3.0 cfs
Robert Rice Ditch	5,725 ft	19	3/01/1867	131 A.F.	3.0 cfs
Orlando Canal No. 3	5,911 ft		10/19/1906
Huerfano Valley Ditch	4,894 ft	120	2/2/1888	2,891 A.F.	42.0 cfs
Huerfano Valley Ditch		342	5/1/1905		18.0 cfs

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

Two Rivers Water & Farming Company	2018 Financials	Page 3

Storage Rights and Infrastructure

The following table presents our holdings of storage water rights:

Structure	Elevation	Priority No.	Appropriation Date	Average Annual Yield (A.F.)	Decreed Amount (A.F.)	Estimate of Current Effective Storage (A.F.)
Huerfano Valley Reservoir	4,702 ft	6	2/2/1888	1,424	2,017	1,000
Cucharas Valley Reservoir	5,570 ft	66	3/14/1906	3,055	31,956	Current no-fill restriction*
Cucharas Valley Reservoir**	5,705 ft	66c**	3/14/1906		34,404
Orlando Reservoir # 2	5,911 ft	349	12/14/1905	1,800	3,110	1,500

*	See description below regarding litigation.
**	This is a conditional right while the engineering and construction of structures are completed to perfect a water right, in this case to physically store the water. The conditional right establishes a seniority date but allows time for completion of the project. Conditional rights are reviewed every six years by the water court to confirm that progress is being made on the effort to perfect the right. When a conditional water right is perfected, which can be done incrementally in the case of storage, the water right becomes absolute. In addition, the Cucharas Valley Reservoir has Conditional rights to 34,404 A.F. of additional storage.

The Company, the State of Colorado (Office of the State Engineer and the local Division Engineer), and neighboring water rights holders have been involved in litigation in the Colorado Division 2 Water Court concerning water rights and claims by the State concerning an existing dam in Huerfano County, Colorado, and a demand by the State to breach the dam structure. (Two Rivers Water and Farming Co. vs. Welton Land and Water Co., Pueblo Water Court). As part of the litigation, Two Rivers sought to have certain water rights demands by the neighboring water rights holders deemed wasteful. The Company has withdrawn this suit with prejudice, and the Welton Land and Water Co. have been awarded $204,000 in legal fees that remain unpaid, which we have recognized in accrued expenses.

In the quarter ending March 31, 2016, Two Rivers entered into a stipulation agreement with the State, settling the State’s claims at that time. Under the stipulation agreement, Two Rivers agreed to take the existing dam structure down to the sediment level by March 31, 2018. Two Rivers was able to empty all the water in the Dam but was not able to meet the requirements of the agreement by March 31, 2018 due to lack of capital. On April 3, 2018, the State filed a motion for the issuance of a contempt of court citation against the Company, its then directors, and former director and CEO John McKowen, and certain other individuals for breach of the agreement seeking sanctions, imposition of a civil penalty of $100,000 and payment of legal fees. The Company and its then directors are contesting the sanctions sought in the contempt motion, based in part upon those sanctions being unnecessary and unduly punitive. Preliminary hearings for the defendants were held on May 10 and June 8, 2018. At the May 10, 2018 hearing it was determined that the State of Colorado could proceed with its action. At the June 8 hearing, a trial date of December 17, 2018 was set by the Court that was subsequently postponed to October 2019.

The Company intends to continue its efforts to seek funding so that it can comply with the agreement. In the three months ended December 31, 2018 the Colorado State Engineer (the “State”) began to take the existing dam down. This work was completed in January 2019. The State has estimated that the deconstruction work with associated fees and penalties is approximately $1,300,000. As of December 31, 2018 we have accrued a liability and other expenses of $1,800,000 for this work including a $185,000 fine to the County of Huerfano. At this time, the Company does not have funds to pay the State or the County the amounts due each but is actively seeking the required capital.

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

Two Rivers Water & Farming Company	2018 Financials	Page 4

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

Because our water rights and operating structures are located at succeeding elevations in the watershed, the system moves water supplies from point of diversion, through storage, to place of use primarily by means of gravity, making it more economical to operate than systems requiring energy to pump water for beneficial use.

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

Formation of Water Redevelopment

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

Based on findings from our water task force, we believe we have several opportunities to capitalize on water assets that we currently own or can acquire, in order to address serious storage and supply challenges faced by municipalities, ranches, farmlands and other commercial enterprises in the Arkansas River Basin. In order to address these opportunities, we have identified the following:

●	We will seek to address the need for both agricultural and municipal water storage. As discussed in the 2015 Colorado Water Plan and its Executive Summary Colorado has set a goal of attaining an additional 400,000 acre feet of storage by 2050. (Board)

●	We believe there are a variety of opportunities to lease, both short term and long term, our water assets.

●	We have identified underutilized land and water that we own that could be used to lease to agricultural operators including growers of marijuana and hemp.

Two Rivers Water & Farming Company	2018 Financials	Page 5

●	In January 2011, we entered into a water supply agreement to supply water resources for real estate development in Huerfano County, Colorado. In late 2019 we intend to begin the development and legal process to begin to deliver raw water to this development.

Agreement to Purchase Companies – Subsequent Event

On February 22, 2019, we entered into a share exchange agreement pursuant to which we agreed to acquire the 100% membership interest in Vaxa Global, LLC, or Vaxa, from Easby Land & Cattle Company, LLC, or Easby, in exchange for 30,000,000 shares of our common stock and an earn-out arrangement for up to 20,000,000 additional shares of our common stock.

Vaxa owns a 100% membership interest in each of Ekstrak Labs LLC, (“Ekstrak”), and Gramz Holdings, LLC, (“Gramz”). Vaxa has been operating since 2014. Ekstrak has been operating since 2017. Gramz has been operating since 2015.

●	Vaxa grows CBD hemp focused plants.

●	Ekstrak extracts CBD hemp oil.

●	Gramz produces and sells CBD extract in the form of both isolate and full-spectrum oil, compounds, such as Gramz Herbal Topical and Gramz Whole Plant Matrix Sublingual Drops, which has been developed to exploit the medicinal and therapeutic benefits of hemp.

If the proposed acquisition is completed, we expect Vaxa will expand their operations to grow hemp on land owned, and with water supplied, by Two Rivers. This will provide additional hemp products to Ekstrak and Gramz.

We will issue to Easby a total of 30,000,000 shares of common stock at closing. In addition, we may be required to issue additional shares pursuant to an earn-out covenant in the share exchange agreement. The number of earn-out shares will equal the lesser of the quotient of (a) 10 times the consolidated earnings before income taxes, depreciation and amortization, or EBITDA, of Vaxa (including Ekstrak and Gramz) for the year ending March 31, 2020 (or, if the parties agree to extend the required closing date to a date not later than July 15, 2020, the year ending June 30, 2020), divided by $1.00; and 20,000,000.

It is expected that the earn-out shares, if any, would be issued by May 2020 (or by August 2020, if the parties extend the closing date as described in the preceding sentence).

The closing must occur on or before April 15, 2019, unless otherwise agreed upon by the parties. It is anticipated that an extension will be necessary and both parties will agree to an extension. The closing is subject to standard conditions, as well as a requirement that we enter into an agreement with holders of outstanding preferred units of TR Capital Partners, LLC, or TRCP, pursuant to which all of the outstanding TRCP preferred units will be exchanged for shares of our common stock. We will seek to complete the exchange for TRCP preferred units in order to, among other things, significantly simplify our capital structure.

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

Two Rivers Water & Farming Company	2018 Financials	Page 6

The TR Capital Partners Limited Liability Company Agreement dated as of January 31, 2014 provides that holders of preferred units generally will be entitled to receive distributions each fiscal year in an amount equal to the lesser of 12% of the preferred unit holders’ aggregate capital contributions and net income, if any, over the 8% base return TR Capital for each fiscal year. Regardless of TR Capital’s operating results, however, preferred unit holders are entitled to a minimum distribution for each full fiscal year equal to 8% of their aggregate capital contributions, payable in equal quarterly installments. If net income for a fiscal year is less than 12% of the preferred unit holders’ aggregate capital contributions, the shortfall will not be payable in any subsequent fiscal year.

Pursuant to a binding letter of intent signed with potential outside strategic partners, the accrual of the 2% of TR Capital’s preferred unit holders distribution was suspended effective for the period beginning July 1, 2018.

Pursuant to an Exchange Agreement dated as of January 31, 2014 entered into with TR Capital and Two Rivers, any holder may surrender a TR Capital preferred unit to Two Rivers at any time for consideration consisting of (a) accrued but unpaid preferred distributions on the preferred unit through the exchange date, (b) one share of common stock and (c) a warrant to purchase an additional one-half share of common stock at a price of $2.10 per share. TR Capital may require (with limited exceptions) each of its outstanding preferred units to be surrendered to Two Rivers in exchange for such consideration at any time after January 31, 2017, at which (1) for a period of 20 trading days, at least 250,000 shares of common stock have been traded on a national securities exchange for a closing price of at least $3.00 and (b) a registration statement filed by us with the SEC is effective with respect to the shares of common stock, including shares purchasable pursuant to warrants, issuable upon such exchanges. Each warrant issued upon any such exchange generally will be exercisable at any time on or before January 31, 2019, subject to our right to redeem the warrant at any time after January 31, 2017, at which (A) for a period of 20 trading days, at least 250,000 shares of common stock have been traded on a national securities exchange for a closing price of at least $3.00 and (B)  a registration statement has been filed and is effective with respect to the shares of common stock issuable pursuant to such warrant. Under the Exchange Agreement, Two Rivers also granted holders of preferred units one-time demand registration rights under which Two Rivers may be required to file a registration statement covering shares of common stock (including shares subject to warrants) issued or issuable upon exchanges of TR Capital preferred units. As of April 4, 2019, Two Rivers could be required under Two Rivers to issue and deliver to holders of outstanding TR Capital preferred units, upon exchange, up to 26,294,200 shares of common stock together with warrants to purchase up to an additional 14,168,944 shares of common stock. If Two Rivers receives any TR Capital pursuant to exchanges under the Exchange Agreement, it would be entitled to receive distributions on those preferred units pro rata with other holders of preferred units.

In February 2019, a stock exchange agreement was signed with potential strategic partners that requires an agreement to be executed between the Company and TR Capital preferred units to exchange all preferred units into the Company’s common shares.

Following the completion of those transactions in September 2014, TR Capital and Two Rivers’ other direct and indirect subsidiaries (excluding HCIC Holdings, LLC and HCIC) entered into a series of related transactions as the result of which control and operation of those other subsidiaries and their businesses transferred to TR Capital, which is the operational division of Two Rivers.

On February 16, 2017, Two Rivers’ formed Water Redevelopment Company, a Colorado Corporation. For a more detailed description of ownership structure please refer to exhibit 21.1 filed herewith.

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

Two Rivers Water & Farming Company	2018 Financials	Page 7

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

Additionally, the large majority of Colorado’s population resides on the Front Range (east of the Continental Divide) while the large majority of the state’s precipitation falls on the Western Slope (west of the Divide). Over time, many communities, farms and enterprises developed trans-mountain diversions to bring more water to the Front Range. Precipitation on the Front Range, and water diverted from the Western Slope (meaning west of the Continental Divide), drain to the Mississippi River through the South Platte and Arkansas Rivers. Water on the Western Slope drains through the Colorado River. All of the state’s rivers are administered pursuant to interstate compacts with neighboring states. As a result of the variability of Colorado’s hydrology, its arrangements for diversions, storage and beneficial use, and its obligations to downstream states, Colorado has developed an integrated and complex water rights administration system.

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

To manage water uses according to the Prior Appropriation Doctrine, Colorado maintains both judicial oversight through regional water courts and administrative oversight through the Colorado State Engineer. Water rights claims are filed in the water courts, adjudicated as necessary to resolve any adverse claims, and then decreed though an enforceable judgment. The State Engineer is charged with administering the accorded priorities among the various water rights in each of the state’s river systems.

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

Two Rivers Water & Farming Company	2018 Financials	Page 8

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

The Arkansas River Basin Roundtable has only a few IPPs to meet the water supply gap identified in its basin. The most significant of the Arkansas Basin IPPs is the Southern Delivery System, a two-stage development project budgeted at $1.45 billion primarily funded by four regional water purveyors including Colorado Springs. Phase One of the 62-mile water supply pipeline began operations in 2016. The Southern Delivery System connects the U.S. Bureau of Reclamation’s Pueblo Reservoir on the Arkansas River, the point of delivery under the U.S. Bureau of Reclamation contracts, with the purveyors’ service areas.

Employees

At March 31, 2019, we had three full-time employees, of which two are employed at our Aurora headquarters and one works remotely from Pueblo and Huerfano County area as our ditch manager. None of our employees are covered by a collective bargaining agreement. We consider our relationship with our employees to be good.

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

Two Rivers Water & Farming Company	2018 Financials	Page 9

Item 1A.	Risk Factors

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

There is no assurance that we will generate revenues or profits. We have not been profitable in the past and had an accumulated deficit of approximately $95 million as of December 31, 2018. While for the year ended December 31, 2018 we recorded a net profit of approximately $2.7 million, we incurred an operational use of cash of approximately $1.1 million. Previously, we incurred net losses from continuing operations before taxes (excluding results from discontinued operations) of approximately $11.7 million in 2017.

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

Any default on mortgages relating to our water and land could have a material impact on our business.

Our water rights and land are subject to mortgages. If we default on a mortgage, we could lose the underlying assets. Further, the Company has provided collateral on some of its land and water assets to investors in GrowCo. Currently there is a complaint filed against GrowCo from a large holder of GrowCo’s $4 million secured note for non-payment.

The adequacy of our water supplies depends upon a variety of uncontrollable factors.

The adequacy of our water supplies for farmland leased to others and municipalities varies from year to year depending upon a variety of factors, including:

●	rainfall, runoff, flood control and availability of reservoir storage,
●	availability of water in the Arkansas River watersheds,
●	the amount of useable water stored in reservoirs and ground water basins,

Two Rivers Water & Farming Company	2018 Financials	Page 10

●	the amount of water used by our customers and others,
●	water quality, and
●	legal limitations on production, diversion, storage, conveyance and use.

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

Two Rivers Water & Farming Company	2018 Financials	Page 11

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

Changing economic conditions and the effect of such changes on accounting estimates could have a material impact on our results of operations.

The Company has also made a number of estimates and assumptions relating to the reporting of its assets and liabilities and the disclosure of contingent assets and liabilities to prepare its consolidated financial statements pursuant to the rules and regulations of the SEC and other accounting rulemaking authorities. Such estimates primarily relate to the valuation of stock options for recording equity-based compensation expense, allowances for doubtful accounts receivable, valuation allowances for deferred tax assets, legal matters and other contingencies, as applicable. As future events and their effects cannot be determined with precision, actual results could differ from these estimates. Changes in the economic climates in which the Company operates may affect these estimates and will be reflected in the Company’s financial statements in the event they occur. Such changes could result in a material impact on the Company’s results of operations.

Two Rivers Water & Farming Company	2018 Financials	Page 12

The requirements of being a public company may strain our resources and distract management.

As a result of filing the registration statement, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”). These requirements are extensive. The Exchange Act requires that we file annual, quarterly and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires that we maintain effective disclosure controls and procedures and internal controls over financial reporting.

We may incur significant costs associated with our public company reporting requirements and costs associated with applicable corporate governance requirements. We expect all of these applicable rules and regulations to significantly increase our legal and financial compliance costs and to make some activities more time consuming and costly. This may divert management’s attention from other business concerns, which could have a material adverse effect on our business, financial condition and results of operations. We also expect that these applicable rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors or as executive officers. We are currently evaluating and monitoring developments with respect to these rules, and we cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.

Ineffective internal controls could impact the Company’s business and operating results.

The Company’s internal control over financial reporting may not prevent or detect misstatements because of the inherent limitations of internal controls, including the possibility of human error, the circumvention or overriding of controls, poorly designed or ineffective controls, or fraud. Internal controls that are deemed to be effective can provide only reasonable assurance with respect to the preparation and fair presentation of the Company’s financial statements. If the Company fails to maintain the adequacy of its internal controls, including the failure to implement new or improve existing controls, or fails to properly execute or properly test these controls, the Company’s business and operating results could be negatively impacted and the Company could fail to meet its financial reporting obligations.

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

As of April 11, 2019, 50,350,180 shares of common stock were outstanding. If holders convert their TR Capital Partners, LLC preferred units into shares of common stock, we would issue up to an additional 29,754,782 shares of common stock. In addition, as of April 5, 2019, there were additional warrants outstanding to acquire 3,368,952 at prices between $0.32 to $1.00 per common share. As of December 31, 2018 there were a total of 2,879,215 options outstanding to purchase the Company’s common shares with strike prices between $0.13 to $1.25 per share. Investors in the preferred units of GrowCo Partners 1, LLC (GCP1) hold 7,377,019 preferred units. Each GCP1 preferred unit can be exchanged into one Company’s common share.

We need additional capital in the future to finance our operations, which we may not be able to raise or it may only be available on terms unfavorable to us or our stockholders, which may result in our inability to fund our working capital requirements and harm our operational results.

At December 31, 2018 we were critically low on cash, which was approximately $6,000. We have and expect to continue to have substantial capital expenditure and working capital needs. We do not now have funds sufficient to fund our operations at their current level for the next 12 months. We need to raise additional cash to fund our operations and implement our business plan. We are maintaining an on-going effort to locate sources of additional funding, without which we will not be able to remain a viable entity. If we are able to obtain the financing required to remain in business, eventually achieving operating profits will require substantially increasing revenues or drastically reducing expenses from their current levels or both. If we are able to obtain the required financing to remain in business, future operating results depend upon a number of factors that are outside of our control. The expected operating losses, coupled with a lack of liquidity, raise a substantial doubt about our ability to continue as a going concern. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders would be reduced, and these newly issued securities might have rights, preferences or privileges senior to those of existing stockholders.

Two Rivers Water & Farming Company	2018 Financials	Page 13

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

Two Rivers Water & Farming Company	2018 Financials	Page 14

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

We operate in the combined watershed area of the Huerfano River and Cucharas River in the Arkansas River Basin, an area encompassing approximately 1,500 square miles on the southern Front Range in Colorado. As of December 31, 2018, we managed a total of 6,265 acres of land that we acquired since 2009, as shown in the following table. The following table presents the number of acres we owned by usage as of the dates indicated:

	As of December 31,
	2018	2017
Irrigable farmland:
Farmed	-	-
Developed but not farmed	725	725
Undeveloped	1,647	1,920
Total irrigable land	2,372	2,645
Non-producing land:
Greenhouse development	157	157
Grazing land	3,097	3,097
Strategic water holdings	239	239
Other strategic holdings	400	400
Total non-producing land	3,893	3,893
Totals	6,265	6,538

The following table presents the number of acres we owned by location as of the dates indicated:

	As of December 31,
	2018	2017
El Paso	2,066	2,339
Huerfano	2,324	2,324
Pueblo	1,875	1,875
Totals	6,265	6,538

Two Rivers Water & Farming Company	2018 Financials	Page 15

ITEM 3.	LEGAL PROCEEDINGS

During 2018, the Company settled a lawsuit brought by a prior tenant of the GrowCo Partners 1, LLC greenhouse, Suncanna, LLC. The Company paid $50,000 to settle the Suncanna legal action.

Two Rivers, the State of Colorado (Office of the State Engineer and the local Division Engineer), and neighboring water rights holders have been involved in litigation concerning water rights and claims by the State concerning an existing dam in Huerfano County, Colorado, and a demand by the State to breach the dam structure. (Two Rivers Water and Farming Co. vs. Welton Land and Water Co., (Pueblo Water Court)). As part of the litigation, Two Rivers has sought to have certain water rights demands by the neighboring water rights holders deemed wasteful. In the quarter ending March 31, 2016, Two Rivers entered into a stipulation agreement with the State, settling the State’s claims, whereby Two Rivers agreed to take the existing dam structure down to the sediment level. Two Rivers was able to empty all the water in the Dam, but it was not be able to meet the requirements of the stipulation agreement by March 31, in part due to lack of capital. On April 3, 2018, Two Rivers was notified that the State had filed a motion for the issuance of a contempt of court citation based upon its failure to comply with the consent decree by March 31, 2018.

The State of Colorado also sued Mr. Harding (current CEO and acting CFO), the prior CFO, and the former directors of Two Rivers, former director and CEO John McKowen who had executed the agreement with the State for contempt for their failure to compel Two Rivers to carry out its obligations under the 2016 agreement. The five independent directors of Two Rivers resigned in November 2018. The case against Two Rivers and all the individuals is currently scheduled for trial starting October 28, 2019. The Company has accrued $1,800,000 as a liability to cover the cost of deconstruction and penalties and fines.

On August 8, 2017, a summons was issued in the Arapahoe County District Court on behalf of former board members Dennis Channer, Rockey Wells and John Stroh demanding Two Rivers pay $139,000 in attorneys’ fees owed to Ryley Carlock & Applewhite (“RCA”) for services rendered to the former board members at their behest while members of the board. The $139,000 is included in our accounts payable on the balance sheet. At present, the mater has been settled pending payments by Two Rivers to RCA.

On October 18, 2017, at the Company filed a lawsuit against former employees of the its DFP farming operation for alleged theft. We are in the process of gathering evidence of the theft and setting a court hearing date. A former employee of DFP has filed a counter claim against the Company, which amount is immaterial. Management believes that claims against former employees are in excess of any counter claims. A trial has been set for November 2019.

On January 19, 2018 Blue & Green, LLC (“Blue Green”) filed a complaint against GrowCo, Inc. claiming a default on payments by GrowCo to Blue Green under the terms of the GrowCo $2,115,000 promissory note held by Blue Green. The complaint is requesting immediate payment of the note, back due interest in excess of $300,000, and attorney fees. The Blue Green note is also secured by certain water and land property owned by Two Rivers. As a result of Blue Green’s action, the Company has recorded a contingent liability of $2,359,000, which represents a current appraisal of the assets pledged by the Company.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

Two Rivers Water & Farming Company	2018 Financials	Page 16

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

The following table sets forth the range of high and low bid quotations for common stock during each quarter of 2018 and 2017. The quotations were obtained from information published by FINRA and reflect inter-dealer prices, without retail mark-up, mark-down or commission and do not necessarily represent actual transactions.

2018	High	Low
Quarter ending December 31	$0.28	$0.10
Quarter ending September 30	$0.32	$0.105
Quarter ending June 30	$0.26	$0.14
Quarter ending March 31	$0.58	$0.20

2017
Quarter ending December 31	$0.52	$0.29
Quarter ending September 30	$0.82	$0.23
Quarter ending June 30	$0.64	$0.30
Quarter ending March 31	$0.81	$0.49

The last sale price of common stock on April 5, 2019 on the OTCQB market was $0.29 per share. As of December 31, 2018, there were approximately 254 holders of record. We estimate that there are approximately 6,000 beneficial shareholders. In many instances, a registered shareholder is a broker or other entity holding shares in street name for one or more customers who beneficially own the shares.

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

Two Rivers Water & Farming Company	2018 Financials	Page 17

These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for common stock, and investors therefore may find it more difficult to sell their common stock.

Recent Sales of Unregistered Securities

During the year ended December 31, 2018, Two Rivers had the following common stock transactions:

●	874,250 common stock to Black Mountain for a $100,000 in principal reduction in its note payable.
●	1,090,957 common stock issued to Spotfin Funding for financial services. These shares issued were expensed in the previous year.
●	14,840 common stock issued for a conversion from TR Capital into the Company’s common shares. These shares issued were expensed in the previous year.
●	118,000 common stock issued for a RSU exercise. The RSU expense was recognized in a previous year.
●	6,800,000 common stock issued for potential equity loans to be made in 2019.
●	2,196,154 common stock issued to Powderhorn/Silverback Securities for a partial payment on convertible debt.
●	900,000 common stock issued to Black Mountain for the final payment of $138,000 on its note payable.
●	475,452 common stock issued to Morningview for a principal reduction in its note payable.
●	14,900 common stock issued to three individuals assisting with investor relations.
●	200,000 common stock issued to an investor relations firm.
●	139,985 common stock issued to an investor for his conversion from TR Capital Partners, LLC.

All of the sales of unregistered securities were made in reliance upon Regulation D and Section 4(2) of the Securities Act of 1933. Cash received from the above transactions were used for general administrative purposes.

ITEM 6.	SELECTED FINANCIAL INFORMATION

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANICAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto and the other financial information included elsewhere in this report. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of any number of factors, including those set forth under “Risk Factors” and elsewhere in this report.

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

Since 2009, we have acquired strategic water assets and land in the Huerfano and Cucharas river basins in southeastern Colorado, thus the name Two Rivers. In October 2016 we began to focus on monetizing our assets by investing strategically in assets that we believe offer opportunities for significant future returns for our shareholders and by selling those assets we determine will not yield those returns. As the result of that process, the management of water has become our core business. Our water asset total drainage area spans over 1,500 square miles and drops in elevation from over 14,000 feet to 4,500 feet at the confluence of the Arkansas River, just east of Pueblo, Colorado. We operate in a natural, gravity fed water alluvial, which is the last undeveloped basin along the front range of Colorado. As our first water-focused project, we plan to develop this basin to properly manage the water contained therein and serve the community while providing returns to our investors. Our water development operations and strategy are described previously under “Our Water Operations.”

Two Rivers Water & Farming Company	2018 Financials	Page 18

Our principal investments since commencing operations in 2009, and the status of those investments following the implementation of our monetization strategy in 2016, are described below:

●	HCIC: From 2009 to 2010 we purchased 95% of the outstanding shares of Huerfano-Cucharas Irrigation Company, or HCIC, in a series of transactions for $24.2 million in cash, promissory notes and Two Rivers’ common stock. HCIC is a mutual ditch company formed in 1944, and we have used its water rights and facilities to supply some of our farmland with irrigation water. In the future, we will use these water rights to supply water to farmland we lease to others and to implement our new water strategy.

●	Additional Farmland: From 2009 to 2011 we acquired 2,753 acres of farmland served by HCIC’s ditch system for purchase prices totaling $1.4 million in cash and seller carry back financing. In 2012 we acquired 1,584 acres in Butte Valley for $509,000 in cash and seller carry back financing. In 2016, we returned 187 acres of Butte Valley land back to the holder of seller carry back financing in exchange for forgiveness on $187,000 of debt and associated accrued interest.

●	Orlando: In 2011 we acquired Orlando Reservoir No. 2 Company, LLC, or Orlando, for $3.45 million in cash, promissory notes and common stock. Our ownership of Orlando increases the reliability of water supplies for our farmland in the Huerfano and Pueblo river basins. We undertook a program to refurbish and restore Orlando’s diversion structure, storage reservoirs and conveyance system. During the period from November 2011 to February 2012, we constructed new outlet works, and in 2012 we reconstructed the diversion structure, which takes water from the Huerfano River for storage in the Orlando reservoir and then conveyance to irrigate our nearby leased farmland. Additional renovation projects will be completed as necessary to provide reliable water supplies for farmland we lease to others and community use.

●	DFP (discontinued operations): In 2012 we acquired Dionisio Farms & Produce, Inc., or DFP, for $3.4 million in cash and promissory notes. DFP, which has operated for more than 60 years, produces high-value fruits and vegetables as well as fodder crops. Through this acquisition, we obtained 146 acres of irrigable farmland, 146 shares of the Bessemer Ditch Irrigation Company, a senior water right holder on the main stem of the Arkansas River and 2 supplemental ground water wells. As part of the acquisition, we entered into leases for an additional 279 irrigable acres. In late 2016, based on three years of operational losses, we decided to sell DFP assets and wind down our produce growing and distribution business, and during the first quarter of 2017 we sold the DFP irrigated farmland and the associated DFP produce business that no longer served our strategic vision of water management

●	GrowCo (no longer consolidated as of April 1, 2018): We formed GrowCo, Inc., or GrowCo, in May 2014 for the purpose of constructing state-of-the-art computer-controlled greenhouses to be leased to licensed marijuana growers throughout the United States. GrowCo is not a licensed marijuana grower or retailer. GrowCo does not “touch the plant” and only provides growing infrastructure as a landlord for licensed marijuana grower tenants along with support and administrative services. In August 2014 we announced we were reserving 10 million of the GrowCo shares for distribution to holders of common stock as of four record dates (January 1, 2015; April 1, 2015; July 1, 2015 and October 1, 2015) after a registration statement for GrowCo common shares has been filed and declared effective, which has not yet occurred. These reserved shares are currently being held by GrowCo with GrowCo having voting rights until distribution. Currently, GrowCo has approximately 35 million common shares outstanding, of which, Two Rivers owns 10,000,000 shares. Due to Two Rivers’ loss of management control, effective April 1, 2018 Two Rivers no longer consolidates GrowCo and GrowCo’s related entities into Two Rivers’ consolidated financial statements. Two Rivers’ has fully reserved for its GrowCo investment. Two Rivers’ records its investment in GrowCo Partners 1, LLC (the owner of a greenhouse and associated warehouse) on the equity method of accounting.

●	Water Redev: We formed Water Redevelopment Company, or Water Redev, in February 2017 to separate our water assets from the rest of our business and to enable additional raising of capital solely for the purpose of investing in our water assets. Water Redev is a subsidiary of Two Rivers and focuses on development and redevelopment of infrastructure for water management and delivery, as further described in “Our Water Operations” below.

Two Rivers Water & Farming Company	2018 Financials	Page 19

Revenue

Water

During fiscal year 2017 we had negligible revenues from our water business as our new initiatives have not yet gained traction. We also experienced negligible water revenues in 2018 as we begin our reinvestment into our water assets. In 2019, we expect that revenue will be generated from the leasing of water from our storage facilities, the selling of water taps, and the leasing of land and water to agricultural users including marijuana and hemp growers.

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

Revenue from the first half of the greenhouse (GCP1-1) began accruing on December 1, 2016. For the year ended December 31, 2017, total lease revenue from GCP1-1 was $620,000. The second half of the greenhouse (GCP1-2) began accruing revenue on March 1, 2017. However, due to non-payment, Johnny Cannaseed evicted the GCP1-2 tenant in December 2017. Concurrently GCP1-2 remains unoccupied.

Effective February 1, 2018, the Johnny Canaseed lease was mutually terminated. This lease was replaced by a lease to Amerijuna LLC, effective February 1, 2018 and expiring August 31, 2020. Due to non-payment of rent, Amerijuana was evicted in July 2018. GCP1, the entire greenhouse and warehouse, was re-leased to a hemp focused tenant.

Due to Two Rivers’ loss of management control, effective April 1, 2018 Two Rivers no longer consolidates GrowCo and GrowCo’s related entities into Two Rivers’ consolidated financial statements. Two Rivers’ has fully reserved for its GrowCo investment. Two Rivers’ records its investment in GrowCo Partners 1, LLC (the owner of a greenhouse and associated warehouse) on the equity method of accounting.

Related Party Transactions

Pursuant to ASC 850 “Related Party Disclosure”, during the year ended December 31, 2018, management has evaluated related parties and all transactions associated with those and determined that no transactions exist which would require disclosure, except as disclosed below:

●	In August 2017, Mr. Harding loaned the Company $50,000 in the El Paso Land Notes.
●	In November 2018, the following board members resigned:

○	Samuel Morris Jr.
○	Michael Harnish
○	Chris Bragg
○	T. Keith Wiggins
○	James Cochran

●	In December 2018, the following board members were appointed until the next annual meeting of shareholders:

○	Thomas Williams
○	James Kylstad
○	Layne Downs

●	On December 1, 2018, the prior board of directors, Messrs. Harding, Morris, Wiggins, Bragg, Harnish and Cochran, paid, on behalf of Two Rivers, $44,800 ($6,400 per director) to purchase a tail policy on the prior directors and officers insurance. On December 10, 2018, these amounts were repaid in full including a total of $600 in interest.
●	On December 10, 2018 Wayne Harding, Company Chief Executive Officer provided a short-term loan to Two Rivers of $2,500. The loan is secured by the El Paso county land assets of the Two Rivers and carried an interest rate of 12%. The note remains outstanding.
●	On December 17, 2018, Wayne Harding provided a short-term loan to Two Rivers of $15,000. It has the same terms and security as the December 10, 2018 note. The note remains outstanding.
●	Mr. Harding loaned the Company $2,500 in January 2018.

Two Rivers Water & Farming Company	2018 Financials	Page 20

Results of Operations

Year ended December 31, 2018 compared to year ended December 31, 2017

For the year ended December 31, 2017 our revenues were predominantly derived from our greenhouse leasing activities. Effective April 1, 2018, we discontinued the consolidation of GrowCo and related entities that provided Leasing – Greenhouse revenue. For the year ended December 31, 2018 the majority of our $66,000 was from farm and grazing leases.

During the year ended December 31, 2018, expenses from operations were approximately $6,493,000 compared to approximately $9,070,000 for the year ended December 31, 2017. The decrease of $2,577,000 was primarily due to recognition of an impairment of our water infrastructure of $6,900,000 in 2017 partially offset by a recognition of $1,800,000 for the Cucharas #5 dam deconstruction by the State of Colorado with associated fees and penalties, a reserve on a loss on an equity offering of $1,632 and higher general and administrative expenses in 2018.

During the year ended December 31, 2018, other income was approximately $10,952,000 compared to expenses of approximately $2,583,000 for the year ended December 31, 2017. The difference of $13,535,000 was the result of a reduction of $980,000 in interest expense (largely due to the deconsolidation of GrowCo), a non cash recognition of a $12,773,000 from a gain from the deconsolidation of GrowCo and a $238,000 gain from sales of land, offset mostly by a $751,000 loss on the Company’s investment in GrowCo, $248,000 loss on debt extinguishment, and loss on conversion of debt of $88,000.

These figures produced a net income from continuing operations of approximately $4,525,000 for the year ended December 31, 2018 compared to a net loss of approximately $11,653,000 for the year ended December 31, 2017.

Loss due to discontinued operations from the GrowCo deconsolidation was approximately $810,000 for the year ended December 31, 2018. There was a loss from discontinue operations from DFP for the year ended December 31, 2017 of approximately $1,045,000.

Preferred distributions for the year ended December 31, 2018 was approximately $1,008,000 compared to approximately $863,000 for the year ended December 31, 2017.

Net loss attributable to noncontrolling interests was approximately $7,000 for the year ended December 31, 2018 compared to a loss of approximately $637,000 for the year ended December 31, 2017.

The above produced income to Two Rivers common shareholders of approximately $2,714,000 for the year ended December 31, 2018 compared to approximately $12,924,000 loss for the year ended December 31, 2017.

Liquidity and Capital Resources

Resources

We have expanded our operations relying on various funding mechanisms, including debt, convertible debt and equity capital. Since inception, we have raised and invested over $81 million to acquire, improve, integrate farm/water assets, launch related businesses, and support operations.

We believe with the anticipated influx of additional capital from strategic partners we will have sufficient capital to meet our anticipated cash needs for at least the next twelve months. In January and February 2019, the Company engaged in discussions with respect to strategic alternatives that would, among other things, strengthen and expand our business operations and enable the Company to raise additional capital. As disclosed in a Current Report on Form 8-K filed with the Securities and Exchange Commission on February 26, 2019, the Company entered into a share exchange agreement on February 21, 2019, that facilitated the Company’s receipt of working capital and provide strategic, vertically integrated hemp-focused businesses.

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

Two Rivers Water & Farming Company	2018 Financials	Page 21

We historically have funded our operations primarily from the following sources:

●	equity and debt proceeds through private placements of Parent Company and subsidiaries securities;
●	revenue generated from operations; and
●	loans and lines of credit.

At the present time we have no available line or letters of credit.

Cash flow from operations has not historically been sufficient to sustain our operations without the above additional sources of capital. As of December 31, 2018, we had cash and cash equivalents of approximately $6,000. Cash flow consumed by our operating activities totaled approximately $1,060,000 for the year ended December 31, 2018 compared to operating activities consuming approximately $2,898,000 for the year ended December 31, 2017.

As of December 31, 2018, we had approximately $64,000 in current assets and approximately $20,092,000 in current liabilities. A large portion of the current liabilities ($7,065,000) is from the HCIC seller carry back notes, some of which were due June 30, 2016. As of December 31, 2018, we are in default on the HCIC note payments. As a result, the entire amount of the notes has been classified as current. While there is no assurance, management believes it will be successful in restructuring these notes and bring them current. Currently the Company is working with an outside party to purchase the HCIC notes and restructure the debt.

Cash used in investing activities for the year ended December 31, 2018 was approximately $13,000, due to a net of $127,000 from the sale of property and equipment offset by $140,000 in purchasing of water assets. Cash provided in investing activities for the year ended December 31, 2017 was approximately $1,215,000. This was comprised of $1,721,000 from the sale of property and equipment offset by approximately $506,000 in construction in progress.

Cash produced in financing activities was approximately $1,065,000 for the year ended December 31, 2018 compared to a production of cash of approximately $1,547,000 for the year ended December 31, 2017. The decrease of approximately $482,000 was due to a reduction of securities offerings.

Requirements

In February 2017 we entered into a new lease with Parker Road Campus, LLC in Aurora, Colorado, for our corporate headquarters. This space is 1,554 square feet and monthly payments are $2,400. The lease terminates on March 31, 2020. The amounts due at the base rate for our new offices are as follows:

Period	Amount Due
2019	$29,000
2020	$7,000

Below is a table showing our anticipated principal payments due by periods.

	Less than 1 year	1-3 years	4+ years	Total
Long Term Debt Obligations	$8,162,000	$712,000	$461,000	$9,335,000
Capital Lease Obligations	-	-	-	-
Operating Lease Obligations	25,200	39,600	25,200	90,000
Purchase and Development Obligations	-	-	-	-
Other Long-term Obligations	-	-	-	-
Total	$8,187,200	$751,600	$486,200	$9,425,000

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

Two Rivers Water & Farming Company	2018 Financials	Page 22

Revenue Recognition

Leasing - Greenhouse

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

Revenue from the first half of the greenhouse (GCP1-1) began accruing on December 1, 2016. For the year ended December 31, 2017, total lease revenue from GCP1-1 was $620,000. The second half of the greenhouse (GCP1-2) began accruing revenue on March 1, 2017. However, due to non-payment, Johnny Cannaseed evicted the GCP1-2 tenant in December 2017.

Effective February 1, 2018, the Johnny Cannaseed lease was mutually terminated. This lease was replaced by a lease to Amerijuana LLC, effective February 1, 2018 and expiring August 31, 2020. Due to not receiving the full rental payments required by the Amerijuana, Amerijuana was evicted in July 2018. On March 2019 GCP1 entered into a new lease for the entire greenhouse and warehouse with a hemp-focused business.

Since April 1, 2018, it was determined that GrowCo, GrowCo Partners 1, LLC, and other GrowCo related entities no longer required consolidation into Two Rivers’ financial statements. The deconsolidation was performed in the quarter ended June 30, 2018 and retroactive to January 1, 2018.

Member Assessments

Once per year the HCIC board estimates HCIC’s expenses, less anticipated water revenues, and establishes an annual assessment per ownership share. One-half of the member assessment is recorded in the first quarter of the calendar year and the other one-half of the member assessment is recorded in the third quarter of the calendar year. Assessments paid by the Two Rivers to HCIC are eliminated in consolidation of the financial statements. Assessments paid by others are recorded as Other Income from operations.

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

Two Rivers also evaluates whether the issuance of the convertible instruments generates a beneficial conversion feature (“BCF”), which arises when a debt or equity security is issued with an embedded conversion option that is beneficial to the investor or in the money at inception because the conversion option has an effective strike price that is less than the market price of the underlying stock at the commitment date. Two Rivers would recognize the BCF by allocating the intrinsic value of the conversion option, which is the number of ordinary shares available upon conversion multiplied by the difference between the effective conversion price per share and the fair value of each ordinary share on the commitment date, to additional paid-in capital, resulting in a discount on the convertible preferred shares or debt instruments. The Company recognized BCF in the amount of $82,000 during the year ended December 31, 2018.

Stock Based Compensation

We account for share-based payments in accordance with FASB Accounting Standards Codification (“ASC”) 710-10-55. We use the Black-Scholes option valuation model to estimate the fair value of stock options and warrants issued under ASC 710-10-55. For the years ended December 31, 2018 and 2017, equity compensation in the form of stock options, warrants and grants of restricted stock that vested totaled $888,000 (including both Two Rivers and Water Redevelopment Company) and $467,000, respectively.

Two Rivers Water & Farming Company	2018 Financials	Page 23

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

Recently Issued Accounting Pronouncements

In August 2018, the Financial Accounting Standards Board (“FASB”) issued ASU 2018-13, Fair Value Measurement (Topic 820), “Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement”. The amendments in this Update modify certain disclosure requirements of fair value measurements and are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted. The Company is currently unable to determine the impact on its financial statements of the adoption of this new accounting pronouncement.

In March 2018, the FASB issued ASU No. 2018-05, Income Taxes (Topic 740) – “Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118” . The amendment provides guidance on accounting for the impact of the Tax Cuts and Jobs Act (the “Tax Act”) and allows entities to complete the accounting under ASC 740 within a one-year measurement period from the Tax Act enactment date. This standard is effective upon issuance. The Tax Act has several significant changes that impact all taxpayers, including a transition tax, which is a one-time tax charge on accumulated, undistributed foreign earnings. The calculation of accumulated foreign earnings requires an analysis of each foreign entity’s financial results going back to 1986. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

In February 2018, the FASB issued ASU No. 2018-02, “Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income”. The guidance permits entities to reclassify tax effects stranded in Accumulated Other Comprehensive Income as a result of tax reform to retained earnings. This new guidance is effective for annual and interim periods in fiscal years beginning after December 15, 2018. Early adoption is permitted in annual and interim periods and can be applied retrospectively or in the period of adoption. The Company is currently in the process of evaluating the impact of adoption on its consolidated financial statements.

In July 2017, the FASB issued Accounting Standards Update (“ASU”) “Income Statement – Reporting Comprehensive Income (Topic 220)”. This ASU deals with the reclassification of certain tax effects from Accumulated Other Comprehensive Income. The Company does not believe that there will be any significant financial impact due to prior taxable losses and our net operating loss carry forward.

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

In May 2017, the FASB issued ASU 2017-09, “Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting”, which clarifies when a change to the terms or conditions of a share-based payment award must be accounted for as a modification. The new guidance requires modification accounting if the fair value, vesting condition or the classification of the award is not the same immediately before and after a change to the terms and conditions of the award. The new guidance is effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017, with early adoption permitted. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

Two Rivers Water & Farming Company	2018 Financials	Page 24

In January 2017, the FASB issued ASU No. 2017-1, Business Combinations (Topic 805): Clarifying the Definition of a Business. The amendments in this update clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The amendments of this ASU are effective for public business entities for annual periods beginning after December 15, 2018, and interim periods within annual periods beginning after December 15, 2019. The amendments in this Update are to be applied prospectively on or after the effective date. Currently, the Company believes that this ASU has no impact on its financial statements and reporting; however, in the future it may have an impact on its financial statements with the adoption of this new accounting pronouncement.

Management does not believe that any other recently issued, but not effective, accounting standards if currently adopted would have a material effect on the accompanying consolidated financial statements.

Off Balance Sheet Arrangements

We have no significant off-balance sheet transactions, arrangements or obligations.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to the impact of interest rate changes and change in the market values of our real estate properties. We do not enter into derivatives or other financial instruments for trading or speculative purposes.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following consolidated financial statements specified by this Item, together with the reports thereon of Eide Bailly LLP, are presented following Item 15 of this Form 10-K:

●	Report of Independent Registered Public Accounting Firm.

●	Consolidated Balance Sheets as of December 31, 2018 and 2017.

●	Consolidated Statements of Operations for the years ended December 31, 2018 and 2017.

●	Consolidated Statements of Cash Flows for the years ended December 31, 2018 and 2017.

●	Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 2018 and 2017.

●	Notes to Consolidated Financial Statements.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

During the fiscal year ended December 31, 2016 and in the subsequent interim period through November 28, 2017, there were (a) no disagreements with Eide Bailly on any matters of accounting principles or practices, financial statement disclosure or auditing scope or procedure which disagreements, if not resolved to the satisfaction of Eide Bailly, would have caused Eide Bailly to make reference to the matter in their reports on the consolidated financial statements for such years and (b) no reportable events, as defined in Item 304(a)(1)(v) of Regulation S-K.

During the fiscal years ended December 31, 2017 and 2018 there were (a) no disagreements with M&K CPAs (“M&K”) on any matters of accounting principles or practices, financial statement disclosure or auditing scope or procedure which disagreements, if not resolved to the satisfaction of M&K, would have caused M&K to make reference to the matter in their reports on the consolidated financial statements for such years and (b) no reportable events, as defined in Item 304(a)(1)(v) of Regulation S-K.

Two Rivers Water & Farming Company	2018 Financials	Page 25

ITEM 9A.	CONTROLS AND PROCEDURES

Management’s Report on Disclosure Controls and Procedures

Under the supervision and with the participation of our senior management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Annual Report on Form 10-K (the “Evaluation Date”). Based on this evaluation, our chief executive officer and chief financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were not effective such that the information relating to us required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over the Company’s financial reporting. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002. Our management, with the participation of our principal executive officer and principal financial officer have conducted an assessment, including testing, using the criteria in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) (2013). Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. This assessment included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of December 31, 2018. The ineffectiveness of the Company’s internal control over financial reporting was due to the following material weaknesses, which are indicative of many small companies with small staff:

(i)	inadequate segregation of duties consistent with control objectives; and

(ii)	lack of multiple levels of supervision and review; and

(iii)	lack of written policies to govern related party transactions.

We believe that the weaknesses identified above have not had any material effect on our financial results. We are currently reviewing our disclosure controls and procedures related to these material weaknesses and expect to implement changes in the current fiscal year, including identifying specific areas within our governance, accounting and financial reporting processes to add adequate resources to potentially mitigate these material weaknesses.

Our management will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis and is committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

Because of its inherent limitations, internal controls over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Two Rivers Water & Farming Company	2018 Financials	Page 26

Management’s Remediation Plan

The weaknesses and their related risks are not uncommon in a company of our size because of the limitations in the size and number of staff. Due to our size and nature, segregation of all conflicting duties has not always been possible and may not be economically feasible.

However, we plan to take steps to enhance and improve the design of our internal control over financial reporting. During the period covered by this annual report on Form 10-K, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we plan to implement the following changes in the current fiscal year as resources allow:

(i)	Appoint additional qualified personnel to address inadequate segregation of duties and implement modifications to our financial controls to address such inadequacies; and
(ii)	We will attempt to implement the remediation efforts set out herein by the end of the 2019 fiscal year. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake.

Management believes that despite our material weaknesses set forth above, our financial statements for the year ended December 31, 2018 are fairly stated, in all material respects, in accordance with U.S. GAAP.

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

ITEM 9B.	OTHER INFORMATION

None.

Two Rivers Water & Farming Company	2018 Financials	Page 27

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

At December 31, 2018, our officers and directors were the individuals listed below:

Name	Age	Position
Wayne Harding	64	Chief Executive Officer, Chief Financial Officer and Chairman of the Board of Directors
Thomas Williams	58	Director, Secretary, Chair of Nominating, Governance and Compensation Committees
James Kylstad	66	Director, Chairman of Audit Committee
Layne Downs	65	Director

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

Layne Downs in the past 23 years has been a water broker and an appraiser water rights for a variety of cities, banks and estates. He has served as a water expert witness in court cases. As a water broker, Mr. Downs specializes in moving underground water from one diversion point to another. He has extensive knowledge in conveyance of water right deeds, beneficial use, artesian wells, proof of appropriation or permanent change along with adjudication of well rights.

Thomas Williams has over 30 years experience in the insurance industry. He has served in multiple roles in both originations and administration side of operations. Mr. Williams is currently an officer and director in a Bermuda-based insurance company. He is acting Vice Chairman of Capital Management of Bermuda, formally known as the Travelers of Bermuda one of the first chartered insurance companies in Bermuda. Additionally, he has formed three insurance operations. From 2008 to 2018, Mr. Williams served on the board of GEE Group, Inc., a public company traded on the NYSE American exchange. He chaired the nominating committee and was a member of the Corporate Governance Committee and Audit Committee.

James B. Kylstad has had an extensive 40-year career in banking, finance, public company management and reporting, mergers & acquisitions, and private capital investment. His work has included numerous start-ups, taking companies private to public, taking companies public to private, roll-ups, private sales, IPOs, and liquidations. During his career, Mr. Kylstad has been the Chairman of the Board, director and CEO of a number of public companies.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers and directors, and persons who own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership with the SEC. Officers and directors are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based on our review of copies of such reports received, and representations from certain reporting persons, we believe that, during the fiscal year ended December 31, 2018, all of the Section 16(a) filing requirements applicable to our officers and directors were filed in compliance with all applicable requirements.

Two Rivers Water & Farming Company	2018 Financials	Page 28

ITEM 11.	EXECUTIVE COMPENSATION

Executive Compensation

Summary Compensation Table

The following table sets forth certain information concerning compensation paid to each of the individuals who served as executive officers during 2018:

Name & Position	Year		Salary ($)	Bonus ($)	Stock Awards ($) (1)	Option Awards ($)	Non-equity incentive plan comp ($)	Non-qualified deferred comp earnings ($)	All other comp ($)	Total ($)
John McKowen,	2018		-	-	-	-	-	-	-	-
prior Chief Executive	2017		-	-	-	-	-	-	-	-
Officer, Chairman (3)	2016	(2)	192,164	-	-	-	-	-	12,361	204,525
Wayne Harding, Chief Executive	2018	(6,7)	168,750	-	-	-	-	-	10,800	179,550
Officer, Chief Financial	2017	(6)	131,250	-	-	92,000	-	-	10,800	234,050
Officer & Chairman (4)	2016	(5)	131,379	-	33,093	-	-	-	6,050	170,522
William Gregorak,	2018		17,313	-	-	-	-	-	-	17,313
Chief Financial	2017	(9)	120,000	2,790	-	22,000	-	-	4,800	149,590
Officer & Secretary (8)	2016		-	-	-	-	-	-	-	-

Notes:

(1)	Stock award compensation is based on stock options or RSUs granted, vested and issued during the year.
(2)	Other Compensation is the payment of the health insurance benefit by the Company ($2,361) and office allowance ($10,000).
(3)	Mr. McKowen resigned May 2016.
(4)	Mr. Harding was named CEO in June 2016 and became Chairman in September 2016
(5)	Other Compensation is the payment of the health insurance benefit by the Company ($6,050).
(6)	Other Compensation is the payment of the health insurance benefit by the Company ($10,800).
(7)	Mr. Harding is compensated at a base of $150,000 per year. The extra $18,750 is due to a timing difference pay between 2017 and 2018.
(8)	Mr. Gregorak was named CFO in March of 2017 and resigned on February 1, 2018.
(9)	Other Compensation is the payment of the health insurance benefit by the Company ($4,800).

Grants and Issuance of Plan-Based Awards for 2018 and 2017

For the year ended December 31, 2018, the Company do not issue any options to purchase the Company’s common shares to any officer or director.

For the year ended December 31, 2017, the Company issued 225,000 options for common shares to Wayne Harding, with 192,857 shares vesting by December 31, 2018.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth certain information as to unexercised restricted stock units held on December 31, 2018 by the named executive officers.

	Stock Awards
Name	Number of Options that have vested (#)	Market value of Options that have vested ($) (1)	Options that have not vested (#)	Market value of stock options that have not vested ($) (1)
Wayne Harding	892,857	151,786	32,143	5,464

(1) The closing price of our common stock on OTCQB on December 31, 2018 was $0.17

Two Rivers Water & Farming Company	2018 Financials	Page 29

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

The employment agreement provides that Mr. Harding will be entitled, in the event his employment is terminated during the term by the Company without cause (as defined) or by him for good reason (as defined), to (a) receive an amount in cash equal to six months’ base salary at the highest base salary in effect during the twelve months prior to termination plus the amount of the annual bonus, if any, paid to him for the preceding fiscal year, prorated to the termination date and (b) immediate vesting of all non-vested stock options. The agreement also provides for immediate vesting of all non-vested stock options in the event of a change in control, which generally is defined to be a sale or other disposition to a person, entity or group of 50% or more of our consolidated assets. The following table sets forth estimated compensation that would have been payable to Mr. Harding upon termination of employment, assuming termination took place on December 31, 2018, whether in connection with a change in control or otherwise. Mr. Harding held unvested options as of December 31, 2018, and therefore would have been entitled to additional compensation had a change in control occurred as of December 31, 2018.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL TABLE

Name	Acceleration of Compensation Upon Termination
Wayne Harding	$150,000

Director Compensation

The following table sets forth information concerning compensation paid to our outside directors for services during 2018:

Name	Fees earned or paid in cash	Stock options	Total
Samuel Morris (resigned Nov 2018)	$18,000	$138,488	$156,488
Michael Harnish (resigned Nov 2018)	$18,000	$236,052	$254,052
James Cochran (resigned Nov 2018)	$18,000	$173,188	$191,188
T. Keith Wiggins (resigned Nov 2018)	$18,000	$147,851	$165,851
Christopher Bragg (resigned Nov 2018)	$18,000	$192,438	$210,438
Thomas Williams (nominated Dec 2018)	$1,667	-	$1,667
James Kylstad (nominated Dec 2018)	$1,667	-	$1,667
Layne Downs (nominated Dec 2018)	$1,667	-	$1,667

From September 30, 2016 to August 31, 2017, each outside director received $1,000 for each meeting attended in person. Directors were also paid $4,000 per calendar quarter. At the annual meeting of the board of directors on September 7, 2017, the board voted to award each outside director options for 150,000 shares of common stock. These stock option shares vested 1/8 on the date granted with the balance equally over seven quarters commencing December 31, 2017. The chair of the audit committee received an additional 20,000 stock options per year. The chair of the compensation committee received an additional 10,000 stock options per year. Committee chair options vest half immediately, half in six months.

Two Rivers Water & Farming Company	2018 Financials	Page 30

At the September 7, 2017 board meeting, the Compensation Committee recommended, and the Board approved, to increase each independent director’s quarterly cash compensation from $4,000 per calendar quarter to $5,000 per calendar quarter.

For the year ended December 31, 2018, we incurred a total of approximately $983,000 in compensation to the Company’s independent directors listed above.

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

Two Rivers Water & Farming Company	2018 Financials	Page 31

Communicating with Independent Directors

The board of directors will give appropriate attention to written communications that are submitted by stockholders and will respond if and as appropriate. The director serving as chair of the compensation, governance and nominating committee, with the assistance of our Chief Financial Officer, is primarily responsible for monitoring communications from stockholders and for providing copies or summaries to the other directors as such director considers appropriate.

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

Compensation Committee Interlocks and Insider Participation

The members of the compensation committee are Thomas Williams and Layne Downs. Neither Mr. Williams nor Mr. Downs have ever been an officer or employee of our Company or any subsidiary of ours or had any relationship with us during 2018 requiring disclosure under Item 404 of Regulation S-K of the SEC.

Our executive officer has not served as a director or member of the compensation committee (or other committee serving an equivalent function) of any other entity, one of whose executive officers served as a member of our board of directors or our compensation committee.

Director Attendance at Board and Shareholder Meetings

The board of directors met formally multiple times during 2018, either in person or by teleconference. The board conducted numerous special board meetings during 2018. Each director attended at least 90% of the meetings of the board held in 2018 during the period in which such person was a director.

We do not have a policy regarding director attendance at our annual meetings of shareholders.

Board Committees

The board of directors has established an audit committee, a compensation, and a governance and nominating committee.

Audit Committee

Members of the audit committee are James Kylstad and Thomas Williams, each of whom is an independent director. Mr. Kylstad chairs the audit committee and serves as the audit committee financial expert.

The committee’s responsibilities include:

●	appointing, approving the compensation of, and assessing the independence of our registered public accounting firm;
●	overseeing the work of the registered public accounting firm, including through the receipt and consideration of certain reports from such firm;
●	reviewing and discussing our annual and quarterly financial statements and related disclosures with management and the registered public accounting firm;
●	monitoring our internal control over financial reporting, disclosure controls and procedures, and code of ethics, and overseeing risk management;

Two Rivers Water & Farming Company	2018 Financials	Page 32

●	establishing policies regarding hiring employees from the registered public accounting firm and procedures for the receipt and retention of accounting related complaints and concerns;
●	meeting independently with our registered public accounting firm and management; and
●	reviewing and approving or ratifying any related-person transactions.

The current and prior audit committee met four times during 2018 by teleconference. During 2018, each member of the audit committee attended all of the meetings of the committee held during the year. The audit committee charter is available at http://www.2riverswater.com/governance-documents/.

Compensation Committee

Members of the compensation nominating committee are Thomas Williams and Layne Downs. Mr. Williams chairs the compensation committee.

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

The Compensation Committee met once during 2018.

Nominating and Governance Committee

Members of the governance and nominating committee are Thomas Williams and Layne Downs. Mr. Williams chairs this committee.

The governance and nominating committee is responsible for identifying individuals whom the Committee believes are qualified to become Board members in accordance with the nominating criteria set forth below (the “Nominating Criteria”) and recommend that the Board select such individuals as nominees to stand for election at each Annual Meeting of Shareholders. In addition, the committee will annually evaluate the qualifications and performance of incumbent directors and determine whether to recommend them for re-election to the Board. In the case of a Board vacancy (including a vacancy created by an increase in the size of the Board), the committee is responsible for recommending to the Board in accordance with the nominating criteria an individual to fill such vacancy either through election by the Board or through election by shareholders. The Governance and Nominating Committee met once during 2018.

Summary of Committee Service

The following is a table showing board members involvement in each committee:

Name	Audit	Compensation	Nominating/Governance
Wayne Harding	M	-	-
Thomas Williams	M	C	C
James Kylstad	C	-	-
Layne Downs	-	M	M

M = Member C = Chair

Audit Committee Report

The audit committee has reviewed and discussed the audited consolidated financial statements of the Two Rivers and its subsidiaries for fiscal 2018 and has discussed these financial statements with the Two Rivers’ management and independent registered public accounting firm for fiscal 2018, M&K CPAs, LLP.

Two Rivers Water & Farming Company	2018 Financials	Page 33

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

M&K CPAs, LLP also provided the audit committee with the written communications required under regulations of the Public Company Accounting Oversight Board, including communications regarding the independence of the registered public accounting firm. The audit committee has discussed with M&K CPAs, LLP its independence from Two Rivers. The audit committee also considered whether the provision of other, non-audit related services referred to under the heading “Independent Registered Public Accounting Firm Fees and Other Matters” is compatible with maintaining the independence of the registered public accounting firm.

Based on its discussions with management and the independent registered public accounting firm, and its review of the representations and information provided by management and M&K CPAs, LLP, the audit committee recommended to the board of directors that the audited consolidated financial statements be included in the Two Rivers’ Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

AUDIT COMMITTEE

James Kylstad

Thomas Williams

The material in this audit committee report is not “soliciting material,” is not deemed “filed” with the SEC and is not to be incorporated by reference in any filing by Two Rivers under the Securities Act or the Securities Exchange Act, whether made before or after the date hereof, and irrespective of any general incorporation language in any such filing.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of common stock as of March 30, 2018, by:

●	each person, or group of affiliated persons, who is known by us to own beneficially more than five percent of the outstanding shares of common stock;
●	each of our directors and executive officers; and
●	all of our current directors and executive officers as a group.

The following table lists the percentage of shares beneficially owned based on 50,350,180 shares of common stock outstanding as of April 11, 2019, plus an additional 1,575,000 options issued that can be exercised by affiliated parties on or before May 30, 2019 (60 days after March 31, 2019). Except as otherwise indicated, all of the shares reflected in the table are common stock and all persons listed below have sole voting and investment power with respect to the shares beneficially owned by them, subject to applicable community property laws.

	Shares Beneficially Owned
Name of Beneficial Owner	Number	Percentage
Wayne Harding	1,533,089	3.3%
Thomas Williams	250,000	*
James Kylstad	250,000	*
Layne Downs	250,000	*
All directors and executive officer as a group (4 persons)	2,283,089	4.9%

* Less than 1%

Two Rivers Water & Farming Company	2018 Financials	Page 34

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

Since January 1, 2018 there have been the following related-party transactions, except for the compensation arrangements described under “Executive Compensation” and “Director Compensation”:

●	On December 1, 2018, the prior board of directors, Messrs. Harding, Morris, Wiggins, Bragg, Harnish and Cochran, paid, on behalf of Two Rivers, $44,800 ($6,400 per director) to purchase a tail policy on the prior directors and officers insurance. On December 10, 2018, these amounts were repaid in full including a total of $600 in interest.
●	On December 10, 2018 Wayne Harding, Company Chief Executive Officer provided a short-term loan to Two Rivers of $2,500. The loan is secured by the El Paso county land assets of the Two Rivers and carried an interest rate of 12%. The note remains outstanding.
●	On December 17, 2018, Wayne Harding provided a short-term loan to Two Rivers of $15,000. It has the same terms and security as the December 10, 2018 note. The note remains outstanding.

Our board contains four people, of which all are classified as independent members, except for Wayne Harding.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

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

In December the audit committee of the Company’s board of directors appointed M&K CPAs, PLLC (“M&K”) as its independent registered public accounting firm for the year ending December 31, 2017. The company signed an engagement letter with M&K on December 4, 2017. The Company has considered whether the provisions of audit services are compatible with maintaining M&K’s independence and concluded that M&K is independent. The audit committee has approved all of Eide Bailly’s and M&K’s fees.

The following table represents aggregate fees billed to us by Eide Bailly during 2018 and 2017.

	Year Ended December 31,
	2018	2017
Audit Fees	-	$82,863
Tax Fees	-	-
Other Fees	-	-

The following table represents aggregate fees billed to us by M&K CPAs LLP during 2018 and 2017.

	Year Ended December 31,
	2018	2017
Audit Fees	$46,100	$37,000
Tax Fees	-	-
Other Fees	-	-

Two Rivers Water & Farming Company	2018 Financials	Page 35

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following is a complete list of exhibits filed as part of this Form 10-K. Exhibit number corresponds to the numbers in the Exhibit table of Item 601 of Regulation S-K.

			Incorporated by Reference
Exhibit Number	Description of Exhibit	Filed Herewith	Form	Filing Date with SEC	Exhibit Number
3.1	Restated Articles of Incorporation of Two Rivers Water & Farming Company		10-K	March 25, 2013	3.1
3.2	By-laws of Two Rivers Water & Farming Company		10-K	March 25, 2016	3.1
10.1	Agreement and Plan of Merger dated as of September 14, 2010 among Two Rivers Water & Farming Company, TRWC, Inc. and Two Rivers Basin, LLC		8-K	September 22, 2010	2.1
10.2	Form of Promissory Note of Two Rivers Water & Farming Company		8-K	April 3, 2012	10.1
	Relating to Purchase Agreement regarding Orlando Reservoir No. 2:
10.3a	Purchase Agreement dated as of September 22, 2010 between The Orlando Reservoir No. 2 Company, LLC and TRWC, Inc.		10-K/A	August 29, 2012	10.2
10.3b	First Amendment dated as of October 14, 2010 between The Orlando Reservoir No. 2 Company, LLC and TRWC, Inc.		10-K/A	August 29, 2012	10.3
10.3c	Second Amendment dated as of November 17, 2010 between The Orlando Reservoir No. 2 Company, LLC and TRWC, Inc.		10-K/A	August 29, 2012	10.4
10.3d	Third Amendment dated as of November 19, 2010 between The Orlando Reservoir No. 2 Company, LLC and TRWC, Inc.		10-K/A	August 29, 2012	10.5
10.3e	Fourth Amendment dated as of January 28, 2011 between The Orlando Reservoir No. 2 Company, LLC and TRWC, Inc.		10-K/A	August 29, 2012	10.6
	Relating to acquisition of Orlando Membership Interest:
10.4a	Second Amendment dated as of September 7, 2011 among Orlando Reservoir No. 2 Company, LLC, Family Ranch Holdings, LLC, Two Rivers Water & Farming Company, TRWC, Inc., TRW Orlando Water Assets, LLC and Two Rivers Farms F-2, LLC		8-K	September 12, 2011	99.1
10.4b	Promissory Note dated as of September 7, 2011 of Orlando Reservoir No. 2 Company, LLC and TRW Orlando Water Assets, LLC issued to Family Ranch Holdings, LLC		8-K	September 12, 2011	99.2
10.5	Purchase and Supply Agreement dated as of September 21, 2011 between Aurora Organic Farms, Inc. and Two Rivers Water & Farming Company		8-K	September 22, 2011	99.1

Two Rivers Water & Farming Company	2018 Financials	Page 36

			Incorporated by Reference
Exhibit Number	Description of Exhibit	Filed Herewith	Form	Filing Date with SEC	Exhibit Number
	Relating to acquisition of assets of Dionisio Produce & Farms:
10.6a	Master Agreement dated as of April 12, 2012 among R&S Dionisio Real Estate and Equipment, LLC, Dionisio Produce & Farms, LLC, Russell L. Dionisio, Two Rivers Farms, LLC and TRWC, Inc.		8-K	June 16, 2012	99.2
10.6b	First Amendment dated as of April 12, 2012 to Master Agreement among R&S Dionisio Real Estate and Equipment, LLC, Dionisio Produce & Farms, LLC, Two Rivers Farms, LLC and TRWC, Inc.		8-K	June 16, 2012	99.3
10.6c	Second Amendment dated as of April 12, 2012 to Master Agreement among R&S Dionisio Real Estate and Equipment, LLC, Dionisio Produce & Farms, LLC, TR Bessemer, LLC and TRWC, Inc.		8-K	June 16, 2012	99.4
10.6d	Third Amendment dated as of April 12, 2012 to Master Agreement among R&S Dionisio Real Estate and Equipment, LLC, Dionisio Produce & Farms, LLC, TR Bessemer, LLC and TRWC, Inc.		8-K	June 16, 2012	99.5
10.6e	Second Closing dated as of November 2, 2012 to Master Agreement among R&S Dionisio Real Estate and Equipment, LLC, Dionisio Produce & Farms, LLC, Russell L. Dionisio, TR Bessemer, LLC and TRWC, Inc.		8-K	June 16, 2012	99.6
10.6f	Assignment of Trademark dated as of November 2, 2012 among R&S Dionisio Real Estate and Equipment, LLC, Dionisio Produce & Farms, LLC and TR Bessemer, LLC		8-K	June 16, 2012	99.7
10.6g	Bill of Sale dated as of November 2, 2012 among R&S Dionisio Real Estate and Equipment, LLC, Dionisio Produce & Farms, LLC, TR Bessemer, LLC and TRWC, Inc.		8-K	June 16, 2012	99.8
10.6h	Promissory Note dated as of November 2, 2012 of RR Bessemer, LLC issued to R&S Dionisio Real Estate and Equipment		8-K	June 16, 2012	99.9
10.6i	Assignment of Produce Contracts among R&S Dionisio Real Estate and Equipment, LLC, Dionisio Produce & Farms, LLC, TR Bessemer, LLC and TRWC, Inc.		8-K	June 16, 2012	99.10
10.6j	Lease Agreement dated as of November 2, 2012 among R&S Dionisio Real Estate and Equipment, LLC, Dionisio Produce & Farms, LLC, TR Bessemer, LLC and TRWC, Inc.		8-K	June 16, 2012	99.12
10.7	Series A Convertible Preferred Stock Purchase Agreement dated as of November 25, 2012 among Dionisio Farms & Produce, Inc., TRWC, Inc. and Investors		10-K	March 25, 2013	4.5
10.8	Conversion Agreement effective as of December 31, 2012 among Two Rivers Farms F-1, LLC, Two Rivers Water & Farming Company and Investors		10-K	March 25, 2013	4.6

Two Rivers Water & Farming Company	2018 Financials	Page 37

			Incorporated by Reference
Exhibit Number	Description of Exhibit	Filed Herewith	Form	Filing Date with SEC	Exhibit Number
10.9	Conversion Agreement effective as of December 31, 2012 among Two Rivers Farms F-2, LLC, Two Rivers Water & Farming Company and Investors		10-K	March 25, 2013	4.7
10.10	Conversion Agreement effective as of December 31, 2012 among Two Rivers Water & Farming Company and Investors		10-K	March 25, 2013	4.8
10.11	Commercial Lease Agreement dated as of August 29, 2014 between GrowCo, Inc. and Cool House Farms, LLC		8-K	September 4, 2014	10.1
10.12	Commercial Lease Agreement dated as of August 29, 2014 between GrowCo, Inc. and Mojo MJ, LLC		8-K	September 4, 2014	10.1
10.13	Real Estate Purchase Agreement dated as of September 16, 2014 between Two Rivers Water & Farming Company and Farmland Partners Inc.		8-K	September 18, 2014	10.1
	Relating to Financing of TR Capital Partners, LLC:
10.14a	Limited Liability Company Agreement dated as of January 31, 2014 among TR Capital Partners, LLC and the Members named therein		10-Q	May 14, 2014	10.1
10.14b	Membership Interest Purchase Agreement dated as of January 31, 2014 among TR Capital Partners, LLC and the Investors named therein		10-Q	May 14, 2014	10.2
10.14c	Exchange Agreement dated as of January 31, 2014 among TR Capital Partners, LLC, Two Rivers Water & Farming Company and the Holders named therein		10-Q	May 14, 2014	10.3
	Relating to 2005 Stock Option Plan:
†10.16	2005 Stock Option Plan		10-K	March 25, 2016	10.16
	Relating to 2011 Long-Term Stock Plan:
†10.17a	2011 Long-Term Stock Plan		10-K	March 25, 2016	10.17
†10.17b	Form of Restricted Stock Unit Award Agreement for Employees		10-K	March 25, 2016	10.17
†10.17c	Form of Restricted Stock Unit Award Agreement for Non-Employees		10-K	March 25, 2016	10.17
†10.19	Employment Agreement dated as of January 1, 2011 between John R. McKowen and Two Rivers Water & Farming Company		10-K	March 30, 2011	10.1
†10.20	Employment Agreement dated as of January 1, 2011 between Wayne Harding and Two Rivers Water & Farming Company		10-K	March 30, 2011	10.3
†10.21	Real estate lease between GrowCo Partners 1, LLC and Suncanna, LLC		10-K	March 30, 2016	10.3
16.1	Letter dated November 30, 2017 from Eide Bailly, LLP regarding change in certifying accountant		8-K	November 30, 2017	16.1
21.1	List of Subsidiaries of Two Rivers Water & Farming Company	X
23.1	Consent of M&K CPAs, LLP	X
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
*32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

†	Management contract or compensatory plan or arrangement.

*	The certification attached as Exhibit 32.1 that accompanies this Annual Report on Form 10-K is not deemed filed with the SEC and is not to be incorporated by reference into any filing of Two Rivers Water & Farming Company under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the filing date of this Form 10-K, irrespective of any general incorporation language contained in such filing.

Two Rivers Water & Farming Company	2018 Financials	Page 38

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 15, 2018	Two Rivers Water & Farming Company

/s/ Wayne Harding
Chief Executive Officer (Principal Executive Officer) & Chief Financial Officer (Principle Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: April 15, 2018

/s/ Wayne Harding
Wayne Harding President, Chief Executive Officer, Chief Financial Officer and Chairman of the Board

/s/ Thomas Williams
Thomas Williams Director

/s/ James Kylstad
James Kylstad Director

/s/ Layne Downs
Layne Downs Director

Two Rivers Water & Farming Company	2018 Financials	Page 39

TABLE OF CONTENTS

FINANCIAL STATEMENTS

Two Rivers Water & Farming Company	2018 Financials	Page F-1

TWO RIVERS WATER & FARMING COMPANY AND SUBSIDIARIES

REPORT OF THE INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Two Rivers Water & Farming Company

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Two Rivers Water & Farming Company (the Company) as of December 31, 2018 and 2017, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2018, and the related notes and schedules (collectively referred to as the financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 9 to the financial statements, the Company suffered a net loss from operations and negative cash flows from operations, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 9. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ M&K CPAS, PLLC

We have served as the Company’s auditor since 2017.

Houston, TX

April 15, 2019

Two Rivers Water & Farming Company	2018 Financials	Page F-2

TWO RIVERS WATER & FARMING COMPANY AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except for number of shares)

	December 31, 2018	December 31, 2017 (Derived from Audit)
ASSETS:
Current Assets:
Cash and cash equivalents	$6	$14
Accounts receivable, net	-	5
Accounts receivable, related party	-	19
Deposits and other current assets	58	32
Total Current Assets	64	70
Long Term Assets:
Property, equipment and software, net	20	160
Land	3,299	3,505
Water assets, net of impairments	24,891	25,016
Greenhouse & infrastructure, net	-	5,955
Construction in progress	-	3,361
Investment in GCP1	2,289	-
Other long-term assets	96	85
Total Long-Term Assets	30,595	38,082
TOTAL ASSETS	$30,659	$38,152

LIABILITIES & STOCKHOLDERS’ EQUITY:
Current Liabilities:
Accounts payable	$1,243	$1,553
Accrued liabilities	5,780	1,837
Current portion of notes payable, net of discount	8,099	17,419
Preferred dividend payable	4,970	3,968
Total Current Liabilities	20,092	24,777
Notes Payable, net of current portion	1,173	1,238
Total Liabilities	21,265	26,015
Commitments & Contingencies (Notes 4, 7, 9, 10)
Stockholders’ Equity:
Common stock, $0.001 par value, 200,000,000 shares authorized, 45,574,458 shares issued and outstanding at December 31, 2018 and 32,749,920 shares issued and outstanding at December 31, 2017	46	34
Preferred shares, $0.001 par value, 5,000,000 shares authorized, 64,935 shares issued and outstanding at December 31, 2018 and December 31, 2017.	252	252
Additional paid-in capital	81,186	77,267
Accumulated (deficit)	(94,454)	(97,168)
Total Two Rivers Water Company Shareholders’ Equity	(12,970)	(19,615)
Noncontrolling interest in subsidiaries	22,364	31,752
Total Stockholders’ Equity	9,394	12,137
TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$30,659	$38,152

The accompanying notes to consolidated financial statements are an integral part of these statements.

Two Rivers Water & Farming Company	2018 Financials	Page F-3

TWO RIVERS WATER & FARMING COMPANY AND SUBSIDIARIES

Consolidated Statements of Operations

(In thousands, except for Profit (Loss) per Share)

	Year Ended December 31,
	2018	2017
Revenue
Leasing - Greenhouse	$-	$620
Other	66	72
Total Revenue	66	692
Direct cost of revenue	-	(33)
Gross Margin	66	659

Operating Expenses:
General and administrative	2,970	2,409
Dam demolition expense	1,800	-
Loss on equity offering	1,632	-
Asset impairment	-	6,900
Depreciation and amortization	91	420
Total operating expenses	6,493	9,729
Loss from Operations	(6,427)	(9,070)
Other Income (Expense)
Interest expense	(980)	(2,616)
Gain (loss) on disposal of assets	238	-
Loss on debt modification	(248)	-
Loss on debt conversions	(88)	-
Other income	8	33
Gain on de-consolidation of GrowCo	12,773	-
Loss on investment in GrowCo	(751)	-
Total other income (expense)	10,952	(2,583)
Net Profit (Loss) from Continuing Operations before Taxes	4,525	(11,653)
Income tax (provision) benefit	-	-
Net Profit (Loss) from Continuing Operations After Taxes	4,525	(11,653)
Net (Loss) from Deconsolidation and Discontinued Operations	(810)	(1,045)
Net Profit (Loss) before Preferred Dividends and Non-Controlling Interest	3,715	(12,698)
Preferred distributions	(1,008)	(863)
Net loss attributable to noncontrolling interest	7	637
Net Profit (Loss) Attributable to Common Shareholders	$2,714	$(12,924)
Profit (Loss) Per Common Share - Basic	$0.08	$(0.40)
Profit (Loss) Per Common Share - Dilutive	$0.07	$(0.40)
Weighted Average Shares Outstanding:
Basic	35,139	32,118
Dilutive	37,408	32,118

The accompanying notes to consolidated financial statements are an integral part of these statements.

Two Rivers Water & Farming Company	2018 Financials	Page F-4

TWO RIVERS WATER & FARMING COMPANY AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2018	2017
Cash Flows from Operating Activities:
Net profit (loss), before NCI	$2,707	$(13,561)
Net loss from discontinued operations	810	-
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation & Amortization	91	421
Accretion of debt discount	250	469
Asset impairment	-	6,900
(Loss)/Gain from debt extinguishment	88	(337)
Loss on modification of convertible debt	248	-
Stock issued for services	1,668	-
Stock Option and Warrant expense	1,355	1,287
Gain on deconsolidation	(12,773)	-
Loss on investment in GrowCo	751	-
Loss (Gain) on write down of assets related to property and equipment	-	-
Loss (Gain) from disposal of assets	(238)	387
Net change in operating assets and liabilities:
Decrease in accounts receivable	5	32
Decrease in accounts receivable, related party	2	221
(Decrease) increase in deposits, prepaid expenses and other assets	(45)	25
Increase (decrease) in accounts payable	222	(619)
Increase in distribution payable to preferred shareholders	1,008	863
Increase in accrued liabilities and other	2,791	1,014
Net Cash Used in Operating Activities	(1,060)	(2,898)
Cash Flows from Investing Activities:
Purchase of property and equipment	-	-
Sale of property and equipment	127	1,721
Investment in water assets	(140)	-
Construction in progress	-	(506)
Net Cash (Used in) Provided Investing Activities	(13)	1,215
Cash Flows from Financing Activities:
Preferred membership offerings	-	93
Proceeds from sale of preferred membership units	-	252
Proceeds from warrant exercises	-	306
Proceeds from debt	1,607	2,456
Payment on notes payable	(542)	(1,560)
Net Cash Provided by Financing Activities	1,065	1,547
Net Increase in Cash & Cash Equivalents	(8)	(136)
Beginning Cash & Cash Equivalents	14	150
Ending Cash & Cash Equivalents	$6	$14

Continued on next page

Two Rivers Water & Farming Company	2018 Financials	Page F-5

Continued from previous page

	Year Ended December 31,
	2018	2017
Supplemental Disclosure of Cash Flow Information
Cash paid for interest, net of $-0- and $122 respectively capitalized into CIP	$203	$621
Conversion of debt, preferred shares into Two Rivers common stock	$449	$464
Land Exchanged for debt	$360	$-
Equipment Exchanged for debt	$-	$287
Conversion of TR Cap into Two Rivers common shares	$140	$70
Conversion of Accounts Payable into Water Redev preferred shares	$-	$100
Beneficial conversion feature on convertible notes payable	$82	$-

The accompanying notes to consolidated financial statements are an integral part of these statements

Two Rivers Water & Farming Company	2018 Financials	Page F-6

TWO RIVERS WATER & FARMING COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Years Ended December 31, 2018 and 2017

(In thousands)

	Voting Common Stock		WRC Preferred		Additional Paid-in	Accumulated	Non- Controlling	Stockholders’
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Interest	Equity
Balances, December 31, 2016	30,452	$31	-	-	$75,142	$(84,244)	$32,366	$23,295
Net Income (Loss) attributed to Two Rivers common shareholders	-	-	-	-	-	(12,924)	-	(12,924)
TR Cap Warrant Exchanges	1,417	1	-	-	305	-	-	306
RSU Issuance	139	-	-	-	-	-	-	-
Shares issued for TR Capital conversions	52	-	-	-	70	-	(70)	-
Stock Based Compensation	-	-	-	-	796	-	-	796
Water Redevelopment Company preferred offering	-	-	65	252	-	-	-	252
Stock issued in exchange for debt settlement	665	1	-	-	464	-	-	465
Non-controlling interest	-	-	-	-	-	-	(637)	(637)
Shares issued for services	25	1	-	-	150	-	-	151
Warrants issued for debt	-	-	-	-	331	-	-	331
GrowCo Shares issued to directors	-	-	-	-	9	-	-	9
GrowCo SuperUnits	-	-	-	-	-	-	93	93
Balances, December 31, 2017	32,750	$34	65	$252	$77,267	$(97,168)	$31,752	$12,137

Continued on next page

Two Rivers Water & Farming Company	2018 Financials	Page F-7

Continued from previous page

	Voting Common Stock		WRC Preferred		Additional Paid-in	Accumulated	Non- Controlling	Stockholders’
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Interest	Equity
Balances, December 31, 2017	32,750	$34	65	$252	$77,267	$(97,168)	$31,752	$12,137

Net Income attributed to Two Rivers common shareholders	-	-	-	-	-	2,714	-	2,714
Prior period adjustment preferred shares	-	-	-	-	(100)	-	-	(100)
Stock issued in exchange for debt settlement	4,446	5	-	-	533	-	-	538
Beneficial conversion feature on convertible debt	-	-	-	-	82	-	-	82
Loss on modification of convertible debt	-	-	-	-	248	-	-	248
Stock issued as stock loan	6,800	7	-	-	1,625	-	-	1,632
Shares issued for TR Capital conversions	155	-	-	-	140	-	(140)	-
Stock Based Compensation	-	-	-	-	1,306	-	-	1,306
Shares issued for services	1,306	-	-	-	36	-	-	36
RSU issuance	118	-	-	-	-	-	-	-
Warrant issuance	-	-	-	-	49	-	-	49
GrowCo deconsolidation	-	-	-	-	-	-	(9,241)	(9,241)
Non-controlling interest	-	-	-	-	-	-	(7)	(7)
Balances, December 31, 2018	45,575	$46	65	$252	$81,186	$(94,454)	$22,364	$9,394

The accompanying notes to consolidated financial statements are an integral part of these statements.

Two Rivers Water & Farming Company	2018 Financials	Page F-8

TWO RIVERS WATER & FARMING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2018 and 2017

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

Two Rivers Water & Farming Company	2018 Financials	Page F-9

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of Two Rivers, Huerfano-Cucharas Irrigation Company, TR Capital and its subsidaries: Two Rivers Farms, and Two Rivers Water. All significant inter-company balances and transactions have been eliminated in consolidation.

Under guidance in ASC 810-10-05-8 “Consolidation of VIEs” (Variable Interest Entities) the Company’s management has determined that GrowCo and its related entities, GCP1, GCP Super Units, GCP2, should no longer be consolidated for financial statement purposes. The Company now reports its ownership position under the equity method of accounting. Before the three months ended June 30, 2018, GrowCo and its related entities were consolidated. Once it was determined to no longer consolidate GrowCo and its related entities, deconsolidation accounting was performed.

Basis of Presentation

The consolidated financial statements and related disclosures have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The consolidated financial statements have been prepared using the accrual basis of accounting in accordance with Generally Accepted Accounting Principles (“GAAP”) of the United States.

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

Additionally, US GAAP (ASC 810-10-40) provides guidance on “Derecognition” of a previously consolidated entity or entities. Under this guidance, Two Rivers shall account for the deconsolidation of a subsidiary or derecognition of a group of assets specified in ASC 810-10-40-3A by recognizing a gain or loss in net income attributable to the parent, measured as the difference between:

a. The aggregate of all of the following:

1. The fair value of any consideration received. In Two Rivers case, no consideration was received.

Two Rivers Water & Farming Company	2018 Financials	Page F-10

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

Investment in GrowCo Partners 1, LLC (GCP1)

Due to the deconsolidation of GrowCo and its related entities, which include GCP1, the Company’s investment in GCP1 is now accounted for under the equity method. As of December 31, 2018, Two Rivers owns 34.56% of GCP1. For the year ended December 31, 2018, the Company recognized a $115,000 loss which also reduced the Company’s carrying value in its GCP1 investment.

Non-controlling Interest

Below is the detail of non-controlling interest shown on the condensed consolidated balance sheets.

Entity	Dec 31, 2018	Dec 31, 2017
TR Capital	$20,342,000	$20,482,000
HCIC	1,379,000	1,388,000
F-1	29,000	29,000
F-2	162,000	162,000
DFP	452,000	452,000
GrowCo	-	(850,000)
GrowCo Partners 1, LLC	-	3,621,000
GCP Super Units, LLC	-	5,016,000
TR Cap 20150630 Distribution, LLC	-	497,000
TR Cap 20150930 Distribution, LLC	-	460,000
TR Cap 20151231 Distribution, LLC	-	495,000
Total	$22,364,000	$31,752,000

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

Two Rivers Water & Farming Company	2018 Financials	Page F-11

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

Below is the breakdown of the non-controlling interest share of gains (losses):

Entity	Year ended December 31,
	2018	2017
TR Capital	$-	$-
HCIC (1)	7,000	7,000
F-1 (2)	-	-
F-2 (2)	-	-
DFP (2)	-	-
GrowCo	-	(644,000)
GrowCo Partners 1, LLC	-	-
GCP Super Units, LLC	-	-
TR Cap 20150630 Distribution, LLC	-	-
TR Cap 20150930 Distribution, LLC	-	-
TR Cap 20151231 Distribution, LLC	-	-
Water Redevelopment	-	-
Totals	$7,000	$(637,000)

Notes:

(1)	The Company owns 95% of HCIC.
(2)	The terms of the preferred shares in each subsidiary allows for a participatory additional preferred share dividend of 25% of the profits derived from the assets held by the subsidiary. This participatory dividend, if any, will be recorded as a non-controlling share of the income.

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

Two Rivers Water & Farming Company	2018 Financials	Page F-12

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

Accounts Receivable, Related Party

The Company carries its accounts receivable, net at management’s expectation of collection and past experience. As of December 31, 2018, and 2017, the Company did not have an allowance for doubtful accounts receivable based on past payment performance. The Accounts Receivable, Related Party for December 31, 2017, reflects amounts owed from an entity controlled by our prior CEO.

Capitalization of Interest

As of December 31, 2017, $897,000 in notes payable interest has been capitalized in the construction of greenhouse 1 and 2. There was no capitalization of interest during the year ended December 31, 2018.

Two Rivers Water & Farming Company	2018 Financials	Page F-13

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

Below is a summary of property and equipment:

Asset Type	Life in Years	Dec 31, 2018	Dec 31, 2017
Office equipment, furniture	5 – 7	$12,000	$12,000
Computers	3	46,000	46,000
Vehicles	5	25,000	92,000
Farm equipment	7 – 10	147,000	244,000
Buildings	27.5	10,000	10,000
Website	3	7,000	7,000
Subtotal		247,000	411,000
Less: Accumulated depreciation		(227,000)	(251,000)
Net book value		$20,000	$160,000

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

The Company’s land located in El Paso County, Colorado is being partially developed into 35 to 40 acre lots to be sold. For the year ended December 31, 2018 the Company recognized a gain of $238,000 from approximately $360,000 in land sales.

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

Two Rivers Water & Farming Company	2018 Financials	Page F-14

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

In 2018 the Company obtained two independent appraisals covering its water assets. The appraisals were in excess of the Company’s carrying value of it water rights and infrastructure.

Impairment of DFP Intangibles

In 2016, due to the discontinuance of DFP operations, we wrote off the full value of DFP intangibles (see Note 4).

Revenue Recognition

Effective January 1, 2018, the Company adopted ASC 606 — Revenue from Contracts with Customers. Under ASC 606, the Company recognizes revenue from the commercial sales of products, licensing agreements and contracts to perform pilot studies by applying the following steps: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to each performance obligation in the contract; and (5) recognize revenue when each performance obligation is satisfied. For the comparative periods, revenue has not been adjusted and continues to be reported under ASC 605 — Revenue Recognition. Under ASC 605, revenue is recognized when the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) the performance of service has been rendered to a customer or delivery has occurred; (3) the amount of fee to be paid by a customer is fixed and determinable; and (4) the collectability of the fee is reasonably assured.

There was no impact on the Company’s financial statements as a result of adopting Topic 606 for the twelve months ended December 31, 2018 and 2017.

Leasing Greenhouse

The lease between GrowCo Partners 1, LLC and its lessee is classified as an operating lease under ASC 840. However, due to the uncertainty of lease payments, for the year ended December 31, 2017, only the actual lease revenues received were recognized.

Farming

The Company had no revenues from farming for the year ended December 31, 2017. For the year ended December 31, 2018, the Company recognized approximately $18,000 in net crop share revenues. During 2018, the Company entered into a crop share arrangement for a percentage of a hemp crop produced on 4 acres of farm land at Butte Valley in Huerfano County, Colorado. A net payment of $18,000 for the Company’s share was received in the three months ended December 31, 2018.

Other

For the year ending December 31, 2018, the Company had approximately $48,000 in other revenues from grazing leases and member assessments. For the year ending December 31, 2017, the Company had approximately $72,000 in other revenues from grazing leases and member assessments.

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

Two Rivers Water & Farming Company	2018 Financials	Page F-15

Preferred Dividend payable

Preferred dividend payable represents dividends payable to holders of preferred units of TR Capital, approximately $4,937,000 as of December 31, 2018 and preferred dividends owed to holders of the Water Redevelopment Company preferred shares of approximately $33,000.

Beginning on July 1, 2018, the Company terminated the accrual of the preferred dividends payable to TR Capital preferred members due to a binding letter of intent executed with an outside strategic partner.

Income Taxes

The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, the Company has determined the deferred tax assets and liabilities on the basis of the differences between the financial statement and tax basis of assets and liabilities by using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

The Company recognizes deferred tax assets to the extent that it believes that these assets are more likely than not to be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. If the Company determines that it would be able to realize our deferred tax assets in the future in excess of their net recorded amount, it would make an adjustment to the deferred tax asset valuation allowance, which would reduce the provision for income taxes.

The Company records uncertain tax positions in accordance with ASC 740 on the basis of a two-step process in which (1) it determines whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, it recognizes the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority.

The Company recognizes interest and penalties related to unrecognized tax benefits on the income tax expense line in the accompanying consolidated statement of operations. As of December 31, 2018, no accrued interest or penalties are included on the related tax liability line in the balance sheet.

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

The dilutive effect of the outstanding 3,058,500 options, and 17,537,896 warrants at December 31, 2018 and December 31, 2017, have an exercise price in excess of the Company’s closing price of $0.17/share as of December 28, 2018; therefore these shares have not been included in the determination of diluted earnings per share since, under ASC 260 they would anti-dilutive. However, during the quarter ending March 31, 2019, existing convertible debt was converted into 2,269,198 of the Company’s common shares. Therefore, these additional shares are added to the basic shares for the nine months ended December 31, 2018.

Recently Issued Accounting Pronouncements

In August 2018, the Financial Accounting Standards Board (“FASB”) issued ASU 2018-13, Fair Value Measurement (Topic 820), “Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement”. The amendments in this Update modify certain disclosure requirements of fair value measurements and are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted. The Company is currently unable to determine the impact on its financial statements of the adoption of this new accounting pronouncement.

Two Rivers Water & Farming Company	2018 Financials	Page F-16

In March 2018, the FASB issued ASU No. 2018-05, Income Taxes (Topic 740) – “Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118” . The amendment provides guidance on accounting for the impact of the Tax Cuts and Jobs Act (the “Tax Act”) and allows entities to complete the accounting under ASC 740 within a one-year measurement period from the Tax Act enactment date. This standard is effective upon issuance. The Tax Act has several significant changes that impact all taxpayers, including a transition tax, which is a one-time tax charge on accumulated, undistributed foreign earnings. The calculation of accumulated foreign earnings requires an analysis of each foreign entity’s financial results going back to 1986. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

In February 2018, the FASB issued ASU No. 2018-02, “Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income”. The guidance permits entities to reclassify tax effects stranded in Accumulated Other Comprehensive Income as a result of tax reform to retained earnings. This new guidance is effective for annual and interim periods in fiscal years beginning after December 15, 2018. Early adoption is permitted in annual and interim periods and can be applied retrospectively or in the period of adoption. The Company is currently in the process of evaluating the impact of adoption on its consolidated financial statements.

In July 2017, the FASB issued Accounting Standards Update (“ASU”) “Income Statement – Reporting Comprehensive Income (Topic 220)”. This ASU deals with the reclassification of certain tax effects from Accumulated Other Comprehensive Income. The Company does not believe that there will be any significant financial impact due to prior taxable losses and our net operating loss carry forward.

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

In May 2017, the FASB issued ASU 2017-09, “Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting”, which clarifies when a change to the terms or conditions of a share-based payment award must be accounted for as a modification. The new guidance requires modification accounting if the fair value, vesting condition or the classification of the award is not the same immediately before and after a change to the terms and conditions of the award. The new guidance is effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017, with early adoption permitted. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-1, Business Combinations (Topic 805): Clarifying the Definition of a Business. The amendments in this update clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The amendments of this ASU are effective for public business entities for annual periods beginning after December 15, 2018, and interim periods within annual periods beginning after December 15, 2019. The amendments in this Update are to be applied prospectively on or after the effective date. Currently, the Company believes that this ASU has no impact on its financial statements and reporting; however, in the future it may have an impact on its financial statements with the adoption of this new accounting pronouncement.

Management does not believe that any other recently issued, but not effective, accounting standards if currently adopted would have a material effect on the accompanying consolidated financial statements.

NOTE 3 – DISCONTINUED OPERATIONS (DFP) AND DECONSOLIDATION (GROWCO)

DFP

During the fourth quarter of 2016, we decided to discontinue operations of our Dionisio Farms and Produce (DFP) subsidiary. We decided to sell all assets associated with this business due to the sustained losses incurred.

The loss from DFP discontinued operations presented in the statements of operations consist of the following for the year ended December 31, 2018 and December 31, 2017:

	December 31, 2018	December 31, 2017
Revenues	$-	$-
Cost of goods sold	-	-
General and administrative expenses	-	(993,000)
Depreciation and amortization	-	(1,000)
Interest	-	(43,000)
Other (gain (loss) on disposal of assets and intangibles)	-	(8,000)
Total	$-	$(1,045,000)

Two Rivers Water & Farming Company	2018 Financials	Page F-17

On March 3, 2017, the Company’s land and water assets associated with farming operations were auctioned off. Gross proceeds from the auction were $1,740,000 with net proceeds estimated to be $1,583,000. Proceeds were used to pay off secured debt first with any residual proceeds used to pay unsecured debt.

GrowCo and related entities

According to ASC 810-10-40-4 Two Rivers shall deconsolidate a subsidiary or derecognize a group of assets as of the date the parent ceases to have a controlling financial interest in that subsidiary or group of assets. Management determined this date was April 1, 2018 to deconsolidate GrowCo and GrowCo’s related entities.

Further, a primary beneficiary’s financial statements (i.e., Two Rivers) should reflect the consolidation of a Variable Interest Entity (“VIE”) for each reporting period until it is not required to consolidate the VIE. That is, upon the occurrence of a deconsolidation event, it is appropriate for the primary beneficiary to assume the event had occurred in a prior reporting period to enhance the comparability of financial statements. However, the primary beneficiary should evaluate whether the deconsolidated entity qualifies for discontinued operations treatment pursuant to ASC 205-20.

Accoring to ASC 205-20 for disposals other than by sale (e.g., abandonment, distribution or exchange for similar productive assets), the results of operations of a component of an entity would not be recorded as a discontinued operation until the period in which the long-lived asset or disposal group is either abandoned, distributed or exchanged, depending on the manner of disposal.

Effective April 1, 2018, the Company is no longer consolidating the financials of GrowCo and its related entities. The effect of deconsolidation created a one-time non-cash gain of $12,773,000 and a recognition of a loss from GrowCo deconsolidated operations of $810,000; broken down as follows:

	December 31, 2018	December 31, 2017
Revenues	$52,000	$-
General and administrative expenses	(89,000)	-
Depreciation and amortization	(61,000)	-
Interest	(1,092,000)	-
Non-controlling interest	380,000	-
Total	$(810,000)	$-

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

Two Rivers Water & Farming Company	2018 Financials	Page F-18

Construction in progress – GrowCo

Due to the deconsolidation of GrowCo in 2018, the balance in GrowCo’s work in progress was eliminated.

	Year ended December 31,
	2018	2017
Beginning balance	$3,361,000	$3,520,000
Additions	-	506,000
Finished and Transferred	-	(665,000)
Deconsolidation of GrowCo	$(3,361,000)	-
Ending Balance	$-	$3,361,000

NOTE 5 – NOTES PAYABLE

The Company elected to adopt early FASB ASU 2016-03, whereby debt issuance costs are recorded as a deduction from the carrying value of liability, and not recorded as an asset. The debt issuance costs are amortized using the effective interest method which, in this situation, equals a straight-line method. For the years ended December 31, 2018 and 2017, the Company recognized an accretion of debt discount of $250,000 and $469,000, respectively.

For the year ended December 31, 2018 to Company recognized a loss of approximately $248,000 related to debt modification and extinguishment.

HCIC Seller Carry Back Notes

Beginning on September 17, 2009, Two Rivers began acquiring shares in HCIC and related land from a HCIC shareholder. As part of these acquisitions, many of the sellers financed notes payable with Two Rivers and HCIC. As of December 31, 2012, these loans totaled $7,364,000. The notes carry interest at 6% per annum, interest payable monthly, the principal amounts were due at various dates from March 31, 2013 through September 30, 2016 and are collateralized by HCIC share.

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

In May 2016, the Company negotiated another extension on holders representing $5,214,000 to extend the due date from June 30, 2016 to June 30, 2019. The extension reset the amortization period to 12 years, kept interest at 6% per year, and called for a 5% principal reduction in February 2017. Payments to all of the HCIC note holders are behind. The Company is in technical default on $6,323,000 of the HCIC carry back notes due to non-payment of interest and principle. Consequently, the entire amount of the notes has been classified as current.

For the year ended December 31, 2017, holders representing $3,181,000 of the notes held conversion rights into the Company’s common shares at $1.00 to $1.25. These conversions were cancelled and replaced by 5-year warrants at $3.00 per share. A total of 1,367,000 warrants were issued. The warrants issued had a fair value of $277,000 using the Black Scholes method of fair value determination.

Beginning in the fourth quarter of 2018, and still continuing, the Company is working with a third party interested in assuming the entire HCIC Seller Carry Back Notes along with all accrued interest. This third party has obtained non-binding letters of interest from the majority of the current HCIC Seller Carry Back Notes.

Colorado Water Conservation Loan (“CWCB”)

On March 5, 2012, the Company closed long-term financing with the Colorado Department of Natural Resources, Colorado Water Conservation Board in the amount of $1,185,000 (the “CWCB Loan”). This loan partially financed the rehabilitation of the Cucharas Reservoir to temporarily bring it into safety compliance with the Colorado State Engineers office. Further, the CWCB Loan assisted with the rehabilitation of the Orlando facilities through the installation of a new outlet gate/pipe. There was a $12,000 service fee due upon closing. This amount is being amortized over the expected life of the CWCB Loan, which is 20 years with interest fixed at 2.5% per annum. During the year ended December 31, 2016, the Company paid an additional $210,000 toward the CWCB Loan principal in order to release CWCB’s lien on 157 acres being used to build GrowCo greenhouses. As of December 31, 2018, and 2017, the amounts outstanding under the CWCB Loan totaled $690,000 and $748,000, respectively.

Two Rivers Water & Farming Company	2018 Financials	Page F-19

McFinney Agri-Finance LLC (McFinney) and Ellicot Second Mortgage (Ellicot)

On March 15, 2013, the Company purchased unimproved land in El Paso county, Colorado for a purchase price of $1,250,000. The company paid $620,000 (including closing costs and allocations) and financed $650,000 McFinney and $400,000 Ellicot, through private investors.

The terms of the McFinney financing is for monthly payments of principal and interest of $4,238 per month, a fixed interest rate of 6.8% per annum, with the remaining principal due on April 1, 2018, which was subsequently extended to April 1, 2019. The note is secured by a deed of trust on the 2,579 acres of land purchased and a guaranty of payment by the Company. As of December 31, 2018 the amount owed was $60,000. This note was paid in full on April 4, 2019.

On April 4, 2019, the principal and interest was paid in full.

GrowCo Note

On September 16, 2016, the Company entered into a note with GrowCo, Inc. based on calculations of amounts due to GrowCo based on GrowCo overpaying overhead of Two Rivers for GrowCo funds. It was due December 31, 2018. The amount is being disputed by GrowCo along with the requested interest. The Company has recognized a balance due of $390,000. The note states interest at 6%, but GrowCo is requesting interest at 22.5%. As of December 31, 2018, the Company has recognize a balance due of $390,000. Management of Two Rivers and GrowCo are in ongoing discussions to determine the amount owed and the interest rate charged.

Powderhorn/Silverback Note

During the three months ended December 31, 2018, the Powderhorn Note was sold to Silverback Securities, by Powderhorn, with no financial impact on the Company nor changes to the note. The remaining payments on this note was paid through the issuance of 2,196,154 of the Company’s common shares and recognized a beneficial conversion expense of approximately $12,000. As of December 31, 2018, the balance is approximately $203,000 and recognized an approximate $248,000 loss due a modification to the Powderhorn Note. As of March 31, 2019 this note was paid in full.

Morningview Financial Convertible Note

On May 4, 2018 the Company entered into a convertible promissory note with Morningview Financial, LLC (“Morningview”) for $105,000. After November 4, 2018, if the note remains outstanding, Morningview has the right to convert its note at a variable conversion price which is 60% of the Company’s common shares lowest market price during a prior 15-day trading period. Company issued 475,452 shares to pay this note and recognized a beneficial conversion expense of approximately $70,000. As of March 31, 2019, this note was paid in full.

El Paso Land Notes

In August 2017, the Company borrowed $275,000 pledging a second lien on property the Company owns in El Paso County Colorado. This loan pays 18%/annum interest and is to be repaid through the sale of 35 to 40 acre lots. The repayment is based on 25% of the net proceeds from sales. For the year ended December 31, 2018, approximately $6,000 was paid on these notes. As of December 31, 2018, the balance is approximately $269,000. The stated maturity date is August 1, 2019. Mr. Wayne Harding, the Company’s CEO, invested $50,000 in these notes.

WRC Convertible Note

For the year ended December 31, 2017, Water Redevelopment Company (WRC) issued convertible notes which are due note April 1, 2020. It carries interest at 12% per annum and is secured by a security interest in the water supply agreement between the Company and a real estate developer in the area of the Orlando/Butte Valley facilities. This note, at the option of the holder, can be converted into one share of WRC preferred shares for each $4.23 of principal balance and accrued interest. There was no beneficial conversion expense recognmized. At December 31, 2018, the principle balance was $500,000.

Butte Valley Land Notes

In May 2018 the Company enter into a $200,000 note with an existing investor to provide working capital funds. This note is secured by certain land owned by the Company referred to Butte Valley (located in Huerfano County, Colorado). Under the terms of this note, 50% of the crop share income payable to the Company from crop share arrangements would be paid to the investor as a payment toward interest and principle due. The Company received permission from the note holder to not make the crop share payment in 2018. This note was due on November 11, 2018. The Company is in the process of obtaining an extension to the due date. As of December 31, 2019, the principla balance was $200,000.

Black Mountain Note

This note was entered into on April 26, 2017. It is an original issuance discount note with the face principal amount of $330,000 and gross cash paid at closing of $300,000. In the three months ended December 31, 2018 this note was paid in full. During the year ended December 31, 2018, the Company issued 900,000 of its common shares and recorded a loss of approximately $89,000 on the debt extinguishment.

Investors Fiduciary LLC

On July 23, 2018, the Company entered into a convertible promissory note with Investors Fiduciary LLC (and related parties) for a bridge loan up to $2,000,000. As of December 31, 2018, $551,000 has been drawn on this note. The note carries interest at 20% per annum and is secured by the Company’s unencumbered 2,456.5 shares in the Huerfano Cucharas Irrigation Company. The holder has a right to convert principal and any accrued interest into the Company’s common shares at a rate of $0.14/share. On July 23, 2018, the Company’s common stock closed at $0.117/share. Therefore, the Company did not record a beneficial conversion feature.

Two Rivers Water & Farming Company	2018 Financials	Page F-20

Below is a summary of the Company’s long-term debt:

	December 31, 2018			December 31, 2017
Note	Principal Balance	Accrued Interest	Discount	Principal Balance	Interest rate	Security
HCIC seller carry back	$6,323,000	$742,000	$-	$6,301,000	6%	Shares in the Mutual Ditch Company
CWCB	690,000	-	-	748,000	2.5%	Certain Orlando and Farmland assets
McFinney Agri-Finance	60,000	-	-	441,000	6.8%	2,400 acres of pasture land in Ellicott Colorado
GrowCo note	390,000	12,000	-	-	6%	None
GrowCo $4M notes	-	-	-	4,000,000	22.5%	Various land and water assets
GrowCo $1.5M exchange note	-	-	-	100,000	22.5%	Various land and water assets
GrowCo $6M exchange note	-	-	-	1,855,000	22.5%
GrowCo $7M exchange note	-	-	-	3,132,000	10-22.5%
GrowCo $2M exchange note	-	-	-	1,520,000	10-22.5%
Bridge loan Harding	15,000	-	-	13,000	18%	Potential conversion into Ellicott Land security
Powderhorn/Silverback convertible note	203,000	2,000	(13,000)	-	12%	Third lien on Ellicott land
Morningview Financial note	75,000	7,000	(50,000)	-	18.0%	Unsecured
El Paso Land notes	271,000	56,000	-	275,000	12.0%	Second lien on Ellicott land
WRC convertible notes	500,000	67,000	-	300,000	12.0%	Lien on water supply agreement
Butte Valley Land notes	200,000	47,000	-	-	18%	Butte Valley Land
Equipment loans	57,000	3,000	-	122,000	5 - 8%	Equipment
Black Mountain	-	-	-	300,000	12%	Unsecured
Investors Fiduciary LLC	551,000	32,000	-	-	-	Shares of HCIC
Total	9,335,000	$968,000	$(63,000)	19,107,000
Less: note discounts	(63,000)			(450,000)
Less: Current portion net of discount	(8,099,000)			(17,419,000)
Long term portion	$1,173,000			$1,238,000

Two Rivers Water & Farming Company	2018 Financials	Page F-21

Current portion long term debt:	December 31, 2018
HCIC seller carry back	$6,323,000
CWCB	54,000
McFinney Agri-Finance	60,000
Harding Bridge Loan	15,000
Powderhorn note	203,000
Morningview note	75,000
GrowCo note	390,000
Investor Land notes	271,000
Equipment loans	20,000
Butte Valley Land notes	200,000
Investors Fiduciary notes	551,000
Total	8,162,000
Less discount	(63,000)
$8,099,000

Schedule of principal payment due by year:

Year Ending December 31,	Total
2019	$8,162,000
2020	576,000
2021	75,000
2022	61,000
2023 & Beyond	461,000
Total	$9,335,000

NOTE 6 – INFORMATION ON BUSINESS SEGMENTS

We organize our business segments based on the nature of the products and services offered. Currently, we focus on the Farms and Water business with Two Rivers Water & Farming Company as the Parent company. Therefore, we report our segments by these lines of businesses: Farms and Water. Water contains our Water Business (HCIC and Orlando). Our Parent category is not a separate reportable operating segment. Segment allocations may differ from those on the face of the income statement. In 2017, the pior farming operations were discontinued; however, we we continue to report with a Farming Business since we are expanding our farming business in 2019.

In the following tables of financial data, the total of the operating results of these business segments is reconciled, as appropriate, to the corresponding consolidated amount. There are some corporate expenses that were not allocated to the business segments, and these expenses are contained in the “Total Operating Expenses” under Parent.

Two Rivers Water & Farming Company	2018 Financials	Page F-22

Operating results for each of the segments of the Company are as follows (in thousands):

	Year Ended December 31, 2018					Year Ended December 31, 2017
	Parent	Farms	Green- house	Water	Total	Parent	Farms	Green- house	Water	Total
Revenue	$18	$-	$-	$48	$66	$-	$-	$620	$72	$692
Less: direct cost of revenue	-	-	-	-	-	-	-	-	33	33
Gross Margin	18	-	-	48	66	-	-	620	39	659
Expenses
Total Operating Expenses	(2,873)	-	-	(3,620)	(6,493)	(752)	-	(501)	(8,145)	(9,398)
Total Other Income (Expense)	11,470	-	-	(518)	10,952	(530)	-	(2,016)	(368)	(2,914)
Net (Loss) from Operations Before Income Taxes	8,615	-	-	(4,090)	4,525	(1,282)	-	(1,897)	(8,474)	(11,653)
Income Taxes (Expense)/Credit	-	-	-	-	-	-	-	-	-	-
Net (Loss) from Operations	8,615	-	-	(4,090)	4,525	(1,282)	-	(1,897)	(8,474)	(11,653)
Net (Loss) from Discontinued Operations	-	-	(810)	-	(810)	-	(1,045)	-	-	1,045)
Preferred dividends	(986)	-	-	(22)	(1,008)	(369)	-	(478)	(16)	(863)
Non-controlling interest	7	-	-	-	7	-	-	644	(7)	637
Net (Loss)	$7,636	$-	$(810)	$(4,112)	$2,714	$(1,651)	$(1,045)	$(1,731)	$(8,497)	$(12,924)
Segment Assets	$10,530	$-	$-	$20,129	$30,659	$766	$-	$9,433	$27,953	$38,152

Two Rivers Water & Farming Company	2018 Financials	Page F-23

NOTE 7 - EQUITY TRANSACTIONS

Common Stock

The Company has authorized 200,000,000 shares of common stock with a par value of $0.001. The total issued common stock as of December 31, 2018, was 45,574,458 common shares.

During the year ended December 31, 2018, Two Rivers had the following common stock transactions:

●	874,250 common stock to Black Mountain for a $100,000 in principal reduction in its note payable and the Company recognized a loss of approximately $29,000.
●	1,090,957 common stock issued to Spotfin Funding for financial services. These shares issued were expensed in the previous year.
●	14,840 common stock issued for a conversion from TR Capital into the Company’s common shares. These shares issued were expensed in the previous year.
●	118,000 common stock issued for a RSU exercise. The RSU expense was recognized in a previous year.
●	6,800,000 common stock issued for potential equity loans to be made in 2019. Since it is anticipated that the loans will not be fund, the fair value of the 6,800,000 shares issued upon the closing price at issuance at $0.247/share, $1,632,000 has been expensed.
●	2,196,154 common stock issued to Powderhorn/Silverback Securities for a partial payment on convertible debt. No loss on conversion was recognized as converted within the terms of the note agreement. A loss of approximately $248,000 was recognized due to the note modification.
●	900,000 common stock issued to Black Mountain for the final payment of approximately $138,000 on its note payable. A loss of approximately $60,000 was recognized.
●	475,452 common stock issued to Morningview for a principal reduction in its note payable. There was no gain or loss recognized.
●	14,900 common stock issued to three individuals assisting with investor relations. An expense of approximately $2,000 was recognized.
●	200,000 common stock issued to an investor relations firm. An expense of $34,000 was recognized.
●	139,985 common stock issued to an investor for his conversion from TR Capital Partners, LLC. No gain or loss was recognized.

During the year ended December 31, 2017, Two Rivers had the following common stock transactions:

●	issued 1,417,000 shares for early warrant exercises;
●	issued 52,260 shares for conversions by TR Capital preferred units;
●	issued 25,200 shares for investor relations services;
●	issued 139,000 from an RSU exercise, and
●	issued 665,000 shares in exchange for debt.

Stock Incentive Plans

The Company previously had a 2005 Stock Option Plan (“2005 Plan”) that was superseded by the Two Rivers 2011 Long-Term Stock Incentive Plan (“2011 Plan”). Upon the Company’s shareholder adoption of the 2011 Plan, the 2005 Plan stopped issuance of any further grants, except for grants previously committed by agreement.

Under the 2005 Plan, we have the following stock options issued and outstanding:

Company Relationship	Options	Date of Grant	Vesting Date	Performance Requirement	Expiration Date	Exercise Price	Exercised to Date
Consultant	600,000	Various	Various	Satisfied	Various	$0.70	-

There were no options issued under the 2005 Plan for the years ending December 31, 2018 and 2017.

Two Rivers Water & Farming Company	2018 Financials	Page F-24

A summary of the Two Rivers 2005 Option Plan (“2005 Plan”) is as follows:

	Shares	Weighted Average Exercise Price
Outstanding December 21, 2016	1,989,867	$1.25
Granted (1)	600,000	0.70
Cancelled (1)	(600,000)	1.25
Expired	(1,389,867)	1.25
Exercised	-	-
Outstanding December 31, 2017	600,000	0.70
Granted	-	-
Cancelled	-	-
Expired	-	-
Exercised	-	-
Outstanding December 31, 2018	600,000	$0.70
Options Exercisable, December 31, 2018	600,000	$0.70

Note (1): 600,000 options were extended and repriced from $1.25/share to $0.70/share

For the year ended December 31, 2017, the Company extended 600,000 options that were due to expire in 2016 and 2017 to expiration dates in 2018 and 2019. This extension resulted in $52,000 of expense being recorded in 2017.

For the year ended December 31, 2017, the Company extended the same 600,000 options and reset the strike price from $1.25/share to $0.70/share and extended the expiration to occur in 2021 and 2022. This extension resulted in $85,000 of expense being recorded in 2017.

Under the 2011 Plan, we have the following stock options issued and outstanding:

Company Relationship	Options	Date of Grant	Vesting Date	Performance Requirement	Expiration Date	Exercise Price	Exercised to Date
CEO	825,000	Various	Various	Ongoing	2026-2017	Variable	-
Directors - prior	1,173,215	Various	Various	Satisfied	Various	$0.53	-
Employees	131,000	Various	Various	Ongoing	Jun-’26	$0.53	-
Others	150,000	Various	Various	Satisfied	Various	Variable	-
Total	2,279,215

Option Valuation Process

The fair value of each option award is estimated on the date of grant. To calculate the fair value of options, the Company uses the Black-Scholes model employing the following variables:

	2018	2017
Expected stock price volatility	224%	142%
Risk-free interest rate	1.3%	0.83%
Expected option life (years)	5.00	5.00
Expected annual dividend yield	0%	0%

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

Two Rivers Water & Farming Company	2018 Financials	Page F-25

A summary of the Two Rivers 2011 Long-Term Stock Incentive Plan (“2011 Plan”) is as follows:

Shares
Outstanding December 31, 2016	4,173,448
Granted	1,211,500
Cancelled	(1,993,948)
Expired	(25,000)
Issued/Exercised	(118,500)
Outstanding December 31, 2017	3,247,540
Granted	-
Cancelled	(779,285)
Expired	(178,500)
Issued/Exercised	-
Outstanding December 31, 2018	2,289,755
Exercisable, December 31, 2018	1,618,357

The option expense from both the 2011 and 2005 Plans were $888,000 and $467,000 for the years ended December 31, 2018 and 2017, respectively.

The Company can issue stock awards and options for nonemployee services. If stock is granted, the Company values the stock using an average of the closing price of the Company’s stock over the period that the service was rendered. If options are granted, the Company uses the Black-Scholes model for determining fair value (see above).

Warrants

As of December 31, 2018, the Company has outstanding the following warrants to purchase common stock:

Grantee	Company Relationship	Shares	Date of Grant	Vesting Date	Expiration Date	Exercise Price
Investor Group	Investors	300,000	Feb-12	Mar-12	(1)	$1.00
TR Capital Partners preferred members	Investors	14,168,944	Jul-05	Jul-05	Jan-19	$2.10
GrowCo Exchange Note	Creditor	700,000	Apr-16	Apr-16	May-21	$0.50
Wellington Shields	Financial Advisor	15,000	Apr-17	Apr-17	Apr-22	$0.58
Black Mountain	Creditor	390,634	Apr-17	Apr-17	Apr-22	$0.27
El Paso Land note holders	Creditor	275,000	Aug-17	Aug-17	Aug-22	$0.35
Black Mountain	Creditor	146,000	Sep-17	Sep-17	Sep-22	$1.00
Wellington Shields (2)	Financial Advisor	42,318	Feb-18	Feb-18	Feb-23	$0.32
Powderhorn (3)	Creditor	1,500,000	May-18	May-18	May-21	$0.35
		17,537,896

(1)	These warrants are priced at the same price per share as the next equity offering and expire one year after the completion of the next equity offering.
(2)	Wellington Shield warrants were issued for capital raise assistance. Using a Black Scholes model the expense was immaterial and not recorded.
(3)	Powderhorn warrants were part of the loan received from Powderhorn. Using a Black Scholes model the expense was $229,000 which is amortized over a 3 year period.

For the years ended December 31, 2018 and 2017, warrant expense totaled $50,000 and $331,000, respectively.

Two Rivers Water & Farming Company	2018 Financials	Page F-26

NOTE 8 – INCOME TAXES

On December 22, 2017, the U.S. enacted the Tax Cuts and Jobs Act (the “Act”), which significantly changed U.S. tax law. The Act lowered the Company’s U.S. statutory federal income tax rate from 35% to 21% effective January 1, 2018, while also imposing a deemed repatriation tax on previously deferred foreign income. The Act also created a new minimum tax on certain future foreign earnings. The impact of the Act decreased the Company’s deferred tax asset related to the Company’s net operating loss by approximately $6,500,000 and decreased the Company’s valuation allowance by approximately $6,500,000 resulting in no impact to the Company’s financials.

We record tax positions as liabilities in accordance with ASC 740 and adjust these liabilities when our judgement changes as a result of the evaluation of new information not previously available. Because of the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from our current estimate of the recognized tax benefit liabilities. These differences will be reflected as increases or decreases to income tax expense in the period in which new information is available. As of December 31, 2018, and 2017 we have not recorded any uncertain tax positions in our financial statements.

Book loss reconciliation to estimated taxable income is as follows (in thousands):

		2018	2017
Book loss		$2,714	$(12,924)
Tax adjustments:
Stock based compensation		$1,306	$956
Stock compensation exercised		$32	$-
Impairments		$-	$6,900
Capital expenses		$2,964	$2,629
Meals & entertainment		$-	$-
Warrant Expense		$50	$331
Gain on deconsolidation of GrowCo		$(12,773)	$-
Loss on disposal on debt modification		$336	$-
Depreciation		$91	$(617)
Amortization	$		$(14)
Estimate of taxable income		$(5,280)	$(4,425)

We will recognize future accrued interest and penalties related to unrecognized tax benefits in income tax expense if incurred. At December 31, 2018 and December 31, 2017, we had no unrecognized tax benefits in income tax expense.

Our income tax returns are no longer subject to Federal tax examinations by tax authorities for years before 2014 and state examinations for years before 2014.

The components of the deferred tax asset are as follows (in thousands):

	2018	2017
Current deferred tax asset:
Net operating loss carryforwards	$(13,124)	$(18,309)
Capital loss	(6)	(10)
Bargain purchase	417	643
RSU & stock option expense	(1,835)	(2,349)
Fixed Assets and Intangibles	(212)	(327)
Charitable Contributions	(3)	(5)
Bad Debt	-	-
Total cumulative deferred tax assets	(14,763)	(18,339)

Valuation allowance	14,763	18,339
Effective income tax asset	$-	$-

Income tax provision is summarized below (in thousands):

	2018	2017
Current expense (benefit)
Federal	$-	$-
State	-	-
Total current	-	-
Deferred expense (benefit)
Federal	(3,992)	(4,600)
State	(570)	(414)
Total deferred	(4,562)	(5,014)
Less: Valuation allowance	4,562	5,014
Total	$-	$-

For the years ended December 31, 2018 and December 31, 2017, the deferred tax asset of $14,763,000 and $18,384,000, respectively, has a valuation allowance of $14,763,000 and $18,384,000, respectively, since management has determined the tax benefit cannot be reasonably assured of being used in the near future. The net operating loss carryforward, if not used, will begin to expire in 2029, and is severely restricted as per the Internal Revenue Code if there is a change in ownership.

Two Rivers Water & Farming Company	2018 Financials	Page F-27

The following is a summary of the combined net operating loss carryforward (in thousands):

	Federal	Colorado
December 31, 2017	$48,460	$49,460
December 31, 2018	5,280	5,280
Balance	$53,740	$54,740

Future realization of the tax benefits of existing temporary differences and net operating loss carryforwards ultimately depends on the existence of sufficient taxable income within the carryforward period.  As of December 31, 2018, and 2017, the Company performed an evaluation to determine whether a valuation allowance was needed.  The Company considered all available evidence, both positive and negative, which included the results of operations for the current and preceding years. The Company also considered whether there was any currently available information about future years.  Because long-term contracts are not a significant part of the Company’s business, future results cannot be reliably predicted by considering past trends or by extrapolating past results.  Moreover, the Company’s earnings are strongly influenced by national economic conditions and have been volatile in the past.  Considering these factors, the Company determined that it was not possible to reasonably quantify future taxable income.  The Company determined that it is more likely than not that all of the deferred tax assets will not be realized.  Accordingly, the Company maintained a full valuation allowance as of December 31, 2018 and 2017.

The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations for both federal taxes and the many states in which we operate or do business in. ASC 740 states that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, on the basis of the technical merits.

We recognize interest and penalties related to unrecognized tax benefits on the income tax expense line in the accompanying consolidated statement of operations. As of December 31, 2018, and 2017, no accrued interest or penalties are included on the related tax liability line in the consolidated balance sheet.

The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal and state jurisdictions, where applicable.  There are currently no pending tax examinations. The Company’s tax years are still open under statute from December 31, 2014, to the present. Earlier years may be examined to the extent that the net operating loss carryforwards from those earlier years are used in future periods. The resolution of tax matters is not expected to have a material effect on the Company’s consolidated financial statements.

NOTE 9 – GOING CONCERN

The consolidated financial statements have been prepared assuming the Company will continue as a going oncern. The Company has not generated significant revenues and has incurred net losses (including significant non-cash expenses) of approximately $12,924,000 during the years ended December 31, 2017. The Company also consumed $1,140,000 in operating activities for its year ended December 31, 2018. At December 31, 2018, the Company has a working capital deficit and an accumulated deficit of approximately $20,228,000 and $94,454,000, respectively. The HCIC seller carry back debt and the GrowCo notes are in technical default.

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

Since December 31, 2018 to March 31, 2019 the Company has collected the following amounts:

●	$60,000 from Investors Fiduciary;
●	$2,500 from Wayne Harding, and
●	$47,000 from a closing of two lots of our El Paso land properties.

We are in the process of securing additional debt financing on the land and water assets that we own that are unencumbered and from our potential strategic partners.

Additionally, we continue to reduced our general and administrative expenses and cash required for our operations.

Management Plans

The Company has open discussions with a group of potential strategic investors that include Vaxa, Ekstrak Labs, and Gramz to provide additional working capital.

We believe that the actions discussed above are probable of occurring and mitigating the substantial doubt raised by our historical operating results. We believe the actions will satisfy our estimated liquidity needs 12 months from the issuance of the financial statements. However, we cannot predict, with certainty, the outcome of our actions to generate liquidity, including the availability of additional financing, or whether such actions would generate the expected liquidity as currently planned. There is, however, no assurance that the Company will be able to raise any additional capital through any type of offering on terms acceptable to the Company, as existing cash on hand will be insufficient to finance operations over the next twelve months.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

GrowCo $4M Notes Guaranty

During the period ended December 31, 2015, GrowCo issued $4,000,000 in secured promissory notes to 17 individual investors. The notes have a security interest in the land, water and improvements on the 40 acres where GrowCo Partners 1 has its greenhouse and associated warehouse. The notes pay 22.5% in annual interest, with interest paid monthly, and are due April 1, 2020. GrowCo cannot prepay the notes; however, noteholders have the right to call the notes at the first anniversary, or thereafter, of each note with a 60-day notice to the Company. Due to the past due interest owed to the secured $4M Note holders, these notes are in technical default.

On January 19, 2018, Blue & Green, LLC (“Blue Green”) filed a complaint against GrowCo claiming a default on payments by GrowCo to Blue Green under the terms of the $4 million GrowCo $2,115,000 promissory note held by Blue Green. The complaint requested immediate payment of the note, back due interest in excess of $300,000, and attorney fees.

Two Rivers Water & Farming Company	2018 Financials	Page F-28

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

Operating Leases

In January 2016, the Company entered into a new lease with the Colorado Center in Denver Colorado for the corporate headquarters. The space is 1,775 square feet and monthly payments of $3,900, with minor escalations and common area maintenance charges. The lease terminates on June 30, 2018. On March 1, 2017 the Company entered into a sub-lease agreement with our related party McGrow for these office facilities. McGrow did not fulfill its sub-lease agreement. In 2018, Two Rivers paid Colorado Center $24,000 as a penalty for early lease termination.

In February 2017 we entered into a new lease with Parker Road Campus, LLC in Aurora, Colorado, for our corporate headquarters. This space is 1,554 square feet and monthly payments of $2,201 which began on April 1, 2017. The lease terminates on March 31, 2020. The amounts due at the base rate are as follows:

Period	Amount Due
2019	$28,000
2020	$7,000
2021	-

Defined Contribution Plan

Two Rivers does not have a defined contribution plan.

Employment Agreements

Effective January 1, 2011, the Company entered into an employment agreement with Wayne Harding, as Chief Executive Officer and Chairman. The initial term of the contract was one year, which renews automatically for successive one-year terms unless and until either party delivers notice of termination within 30 days of the expiration of the then current term. The original employment agreement was modified in 2017.

The Board determines annual incentive compensation at the Board’s sole discretion. If there is a change of control, Mr. Harding is entitled to an accelerated option vesting.

Prior Board of Directors Litigation

On August 8, 2017, a summons was issued in the Arapahoe County District Court on behalf of former board members Dennis Channer Rockey Wells and John Stroh demanding the Company pay $139,000 in attorneys’ fees owed to Ryley Carlock & Applewhite (“RCA”) for services rendered to the former board members at their behest while members of the board. The Company has agreed to pay $139,000 to RCA on behalf of Channer, Wells and Stroh. The $139,000 is included in our accounts payable on the balance sheet.

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

Two Rivers Water & Farming Company	2018 Financials	Page F-29

State of Colorado Litigation

Two Rivers, the State of Colorado (Office of the State Engineer and the local Division Engineer), and neighboring water rights holders have been involved in litigation concerning water rights and claims by the State concerning an existing dam in Huerfano County, Colorado, and a demand by the State to breach the dam structure. (Two Rivers Water and Farming Co. vs. Welton Land and Water Co., (Pueblo Water Court)). As part of the litigation, Two Rivers has sought to have certain water rights demands by the neighboring water rights holders deemed wasteful. In the quarter ending March 31, 2016, Two Rivers entered into a stipulation agreement with the State, settling the State’s claims, whereby Two Rivers agreed to take the existing dam structure down to the sediment level. Two Rivers was able to empty all the water in the Dam, but it was not be able to meet the requirements of the stipulation agreement by March 31, in part due to lack of capital. On April 3, 2018, Two Rivers was notified that the State had filed a motion for the issuance of a contempt of court citation based upon its failure to comply with the consent decree by March 31, 2018.

The State of Colorado also sued Mr. Harding (current CEO and acting CFO), the prior CFO, and the former directors of Two Rivers, former director and CEO John McKowen who had executed the agreement with the State for contempt for their failure to compel Two Rivers to carry out its obligations under the 2016 agreement. The five independent directors of Two Rivers resigned in November 2018. The case against Two Rivers and all the individuals is currently scheduled for trial starting October 28, 2019. The Company has accrued $1,800,000 as a liability to cover the cost of deconstruction and penalties and fines.

NOTE 11 – RELATED PARTY TRANSACTIONS

Pursuant to ASC 850 “Related Party Disclosure”, during the year ended December 31, 2018, management has evaluated related parties and all transactions associated with those and determined that no transactions exist which would require disclosure, except as disclosed below:

●	In August 2017, Mr. Harding loaned the Company $50,000 in the El Paso Land Notes.
●	On December 1, 2018, the prior board of directors, Messrs. Harding, Morris, Wiggins, Bragg, Harnish and Cochran, paid, on behalf of Two Rivers, $44,800 ($6,400 per director) to purchase a tail policy on the prior directors and officers insurance. On December 10, 2018, these amounts were repaid in full including a total of $600 in interest.
●	On December 10, 2018 Wayne Harding, Company Chief Executive Officer provided a short-term loan to Two Rivers of $2,500. The loan is secured by the El Paso county land assets of Two Rivers and carried an interest rate of 12%. The note remains outstanding.
●	On December 17, 2018, Wayne Harding provided a short-term loan to Two Rivers of $15,000. It has the same terms and security as the December 10, 2018 note. The note remains outstanding.
●	Mr. Harding loaned the Company $2,500 in January 2018.

NOTE 12 – SUBSEQUENT EVENTS

Pursuant to FASB ASC 855, management has evaluated all events and transactions that occurred from December 31, 2018 through the date of issuance of these financial statements. During this period, the Company did had the following significant subsequent events, except as disclosed below.

●	On January 30, 2019 the three independent board members were each granted 250,000 options, with a strike price of $0.13/share, vesting immediately, with a 10-year term.
●	During the three months ended March 31, 2019, Mr. Wayne Harding was paid $2,500 toward a note payable. Subsequently Mr. Harding loan an additional $2,500 to the Company.
●	On March 6, 2019, Vaxa provided $60,000 to the Company as an increase to the note payable to Investors Fiduciary note.
●	The Company issued the following common shares:

○	3,040,350 common shares to fully pay the Powderhorn/Silverback note;
○	1,179,817 common shares to fully pay the Morningview Financial note
○	555,555 to an investor relations firm.

●	On April 10, 2019, the Company received $100,000 in the form of a note from Investors Fiduciary.

Two Rivers Water & Farming Company	2018 Financials	Page F-30