Form 10-Q
period 2019-03-31
TWO RIVERS WATER & FARMING Co
filed 2019-05-14
CIK 1302946

UNIted States

SeCURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to ____________

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

Yes [  ] No [X]

As of May 10, 2019, there were 50,350,180 shares outstanding of the registrant’s Common Stock.

2

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TWO RIVERS WATER & FARMING COMPANY AND SUBSIDIARIES

Interim Condensed Consolidated Financial Statements

For the Quarterly Period Ended March 31, 2019

TWO RIVERS WATER & FARMING COMPANY AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except for number of shares)

	March 31, 2019 (unaudited)	December 31, 2018 (Derived from Audit)
ASSETS:
Current Assets:
Cash and cash equivalents	$3	$6
Deposits and other current assets	63	58
Total Current Assets	66	64
Long Term Assets:
Property, equipment and software, net	15	20
Land	3,299	3,299
Water assets	24,883	24,891
Investment in GCP1	2,244	2,289
Other long term assets	97	96
Total Long Term Assets	30,538	30,595
TOTAL ASSETS	$30,604	$30,659

LIABILITIES & STOCKHOLDERS’ EQUITY:
Current Liabilities:
Accounts payable	$1,294	$1,243
Accrued liabilities	5,959	5,780
Current portion of notes payable, net of discount	7,957	8,099
Preferred dividend payable	4,976	4,970
Total Current Liabilities	20,186	20,092
Notes Payable, net of current portion	1,138	1,173
Total Liabilities	21,324	21,265
Commitments & Contingencies (Notes 4, 7, 8)
Stockholders’ Equity:
Common stock, $0.001 par value, 200,000,000 shares authorized, 50,350,180 shares issued and outstanding at March 31, 2019 and 45,574,458 shares issued and outstanding at December 31, 2018	51	46
Preferred shares, $0.001 par value, 5,000,000 shares authorized, 64,935 shares issued and outstanding at March 31, 2019 and December 31, 2018	252	252
Additional paid-in capital	81,770	81,186
Accumulated (deficit)	(95,157)	(94,454)
Total Two Rivers Water Company Shareholders’ Equity	(13,084)	(12,970)
Noncontrolling interest in subsidiaries	22,364	22,364
Total Stockholders’ Equity	9,280	9,394
TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$30,604	$30,659

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

TWO RIVERS WATER & FARMING COMPANY AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(In Thousands, except Per Share Data)

(Unaudited)

	Three Months Ended March
	2019	2018
Revenue
Leasing - Greenhouse	$-	$52
Other	14	7
Total Revenue	14	59
Direct cost of revenue	-	-
Gross Margin	14	59
Operating Expenses:
General and administrative	448	766
Depreciation and amortization	16	104
Total operating expenses	464	870
Loss from Operations	(450)	(811)
Other Income (Expense)
Interest expense	(220)	(1,389)
Gain (loss) on disposal of assets	19	-
Loss on debt modification	-	80
Other income	-	18
Loss on investment in GrowCo Partners 1, LLC	(46)	-
Total other income (expense)	(247)	(1,291)
Net Loss from Continuing Operations before Taxes	(697)	(2,102)
Income tax (provision) benefit	-	-
Net Loss from Continuing Operations After Taxes	(697)	(2,102)
Net Loss from Deconsolidation and Discontinued Operations	-	-
Net Loss before Preferred Dividends and Non-Controlling Interest	(697)	(2,102)
Preferred distributions	(6)	(498)
Net loss attributable to noncontrolling interest	-	383
Net Loss Attributable to Common Shareholders	$(703)	$(2,217)
Loss Per Common Share - Basic:	$(0.01)	$(0.07)
Loss Per Common Share - Basic and Dilutive:	$(0.01)	$(0.07)
Weighted Average Shares Outstanding:
Basic	49,146	32,937
Dilutive	49,146	32,937

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

TWO RIVERS WATER & FARMING COMPANY AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In Thousands)

(Unaudited)

	Three Months Ended March 31,
	2019	2018
Cash Flows from Operating Activities:
Net loss, before NCI	$(703)	$(2,600)
Net loss from discontinued operations	-	-
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation & amortization	16	104
Accretion of debt discount	63	124
Stock issued for services	72	-
Stock Option and Warrant expense	230	373
Loss (Gain) from disposal of fixed assets	(19)	(80)
Net change in operating assets and liabilities:
Decrease (increase) in accounts receivable, related party	-	9
Decrease (increase) in deposits, prepaid expenses and other assets	58	(1)
Increase in accounts payable	36	70
Increase in distribution payable to preferred shareholders	6	498
Increase in accrued liabilities and other	178	1,159
Net Cash Used in Operating Activities	(63)	(344)
Cash Flows from Investing Activities:
Purchase of property and equipment	(3)	-
Sale of property and equipment	-	36
Investment in water assets	-	(71)
Net Cash Used in Investing Activities	(3)	(35)
Cash Flows from Financing Activities:
Proceeds from debt	63	564
Payment on notes payable	-	(176)
Net Cash Provided by Financing Activities	63	388
Net Increase in Cash & Cash Equivalents	(3)	9
Beginning Cash & Cash Equivalents	6	14
Ending Cash & Cash Equivalents	$3	$23

Continued on next page

6

Continued from previous page

	Three Months Ended March 31,
	2019	2018
Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$1	$91
Conversion of debt, preferred shares into Two Rivers common stock	$287	$50
Equipment Exchanged for debt	$14	$-
Land Exchanged for debt	$-	$108

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

TWO RIVERS WATER & FARMING COMPANY AND SUBSIDIARIES

Consolidated Statement of Changes in Stockholders’ Equity

(In Thousands)

(Unaudited)

	Voting Common Stock		WRC Preferred		Additional Paid-in	Accumulated	Non- Controlling	Stockholders’
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Interest	Equity

Balances, December 31, 2017	32,750	$34	65	$252	$77,267	$(97,168)	$31,752	$12,137

2018 Q1
Net Income (Loss) attributed to Two Rivers common shareholders	-	-	-	-	-	(2,217)	-	(2,217)
Stock Based Compensation	-	-	-	-	373	-	-	373
Prior period adjustment preferred shares	-	-	-	-	(100)	-	-	(100)
Stock issued in exchange for debt settlement	374	-	-	-	40	-	-	40
Non-controlling interest	-	-	-	-	-	-	(383)	(383)
Balances, March 31, 2018	33,124	$34	65	$252	$77,590	$(99,385)	$31,369	$9,860

Balances, December 31, 2018	45,575	$46	65	$252	$81,186	$(94,454)	$22,364	$9,394

Net Income (Loss) attributed to Two Rivers common shareholders	-	-	-	-	-	(703)	-	(703)
Stock issued in exchange for debt settlement	4,220	4	-	-	283	-	-	287
Stock Based Compensation	-	-	-	-	228	-	-	228
Shares issued for services	555	1	-	-	71	-	-	72
Warrant issuance	-	-	-	-	2	-	-	2
Balances, March 31, 2019	50,350	$51	65	$252	$81,770	$(95,157)	$22,364	$9,280

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

TWO RIVERS WATER & FARMING COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2019 and March 31, 2018

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

Overview

In 2009, we began acquiring and developing irrigated farmland and associated water rights and infrastructure. As of March 31, 2019, we own approximately 7,076 gross acres. Gross acres owned showed a net increase of 646 acres from 6,430 gross acres at December 31, 2018 due the addition of 1,000 acres owned by Huerfano Cucharas Irrigation Company that was previously not reported netted by the elimination of 354 acres from the deconsolidation of GrowCo.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of Two Rivers, Huerfano-Cucharas Irrigation Company, TR Capital and its subsidiaries: Two Rivers Farms, and Two Rivers Water. All significant inter-company balances and transactions have been eliminated in consolidation.

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Item 210 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by U.S. GAAP for complete financial statements, although the Company believes that the disclosures made are adequate to make the information not misleading. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation for the periods presented have been included as required by Regulation S-X, Rule 10-01. Operating results for the three months ended March 31, 2019 are not necessarily indicative of the results that may be expected for the year ended December 31, 2019. It is suggested that these condensed consolidated financial statements be read in conjunction with the Company’s consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the Securities and Exchange Commission on April 15, 2019.

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

With the above guidance, during the year ended December 31, 2018 the Company determined that the effect of the deconsolidation of GrowCo produced a gain of $12,773,000 which is a non cash adjustment. This amount consists of elimination of the noncontrolling interest in GrowCo of $8,859,000 and $3,914,000 from the removal of GrowCo’s assets and liabilities. The $3,914,000 represented the amount of GrowCo liabilities over GrowCo’s assets.

Investment in GrowCo Partners 1, LLC (GCP1)

Due to the deconsolidation of GrowCo and its related entities, which include GCP1, the Company’s investment in GCP1 is now accounted for under the equity method.

Non-controlling Interest

Below is the detail of non-controlling interest shown on the condensed consolidated balance sheets.

Entity	Mar 31, 2019	Dec 31, 2018
TR Capital	$20,342,000	$20,342,000
HCIC	1,379,000	1,379,000
F-1	29,000	29,000
F-2	162,000	162,000
DFP	452,000	452,000
GrowCo	-	-
GrowCo Partners 1, LLC	-	-
GCP Super Units, LLC	-	-
TR Cap 20150630 Distribution, LLC	-	-
TR Cap 20150930 Distribution, LLC	-	-
TR Cap 20151231 Distribution, LLC	-	-
Total	$22,364,000	$22,364,000

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

Below is a summary of premises and equipment:

Asset Type	Life in Years	March 31, 2019	December 31, 2018
Office equipment, furniture	5 – 7	$12,000	$12,000
Computers	3	46,000	46,000
Vehicles	5	25,000	25,000
Farm equipment	7 – 10	147,000	147,000
Buildings	27.5	10,000	10,000
Website	3	7,000	7,000
Subtotal		247,000	247,000
Less: Accumulated depreciation		(232,000)	(227,000)
Net book value		$15,000	$20,000

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

The Company’s land located in El Paso County, Colorado is being partially developed into 35 to 40 acre lots to be sold. For the year ended December 31, 2018 the Company recognized a gain of $238,000 from approximately $360,000 in land sales. For the three months ended March 31, 2019, there were no sales of the Company’s El Paso County land.

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

Impairments

Property and Equipment

Once per year we review all property, equipment and software owned by the Company and compare the net book value of such assets with the fair market value of each piece of equipment having a net book value greater than $5,000. If it is determined that the net book value is greater than the fair market value, an impairment will be recorded. If impairment is necessary, a loss on the value of the affected asset will be recorded, and the impairment will not be reversed in future periods.

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

For the year ended December 31, 2018 and the three months ended March 31, 2019, the Company did not recognioze any impairments.

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

There was no impact on the Company’s financial statements as a result of adopting Topic 606 for the three months ended March 31, 2019 and 2018.

Farming

For the three months ended March 31, 2019 the Company had approximately $0 in net crop share revenues. For the three months ended March 31, 2018, the Company recognized approximately $0 in net crop share revenues. During 2018, the Company entered into a crop share arrangement for a percentage of a hemp crop produced on 4 acres of farm land at Butte Valley in Huerfano County, Colorado. A net payment of $18,000 for the Company’s share was received in the three months ended December 31, 2018.

Other

For the three months ending March 31, 2019, the Company had approximately $14,000 in other revenues from grazing leases and member assessments. For the three months ending March 31, 2018, the Company had approximately $0 in other revenues from grazing leases and member assessments.

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

Dam Demolition Expense

During the year ended December 31, 2018 a court date has been set for a hearing of the State of Colorado’s legal action to compel the Company to demolish Cucharas #5 reservoir. A contingent liability, with an offsetting expense of $1,800,000 has been recognized.

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

Preferred Dividend Payable

Preferred dividend payable represents dividends payable to holders of preferred units of TR Capital, approximately $4,937,000 as of March 31, 2019 and preferred dividends owed to holders of the Water Redevelopment Company preferred shares of approximately $39,000.

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

The Company recognizes interest and penalties related to unrecognized tax benefits on the income tax expense line in the accompanying consolidated statement of operations. As of March 31, 2019, no accrued interest or penalties are included on the related tax liability line in the balance sheet.

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

The dilutive effect of the outstanding 3,058,500 options, and 17,537,896 warrants at December 31, 2018, have an exercise price in excess of the Company’s closing price of $0.17/share as of December 28, 2018; therefore these shares have not been included in the determination of diluted earnings per share since, under ASC 260 they would be anti-dilutive. However, during the quarter ending March 31, 2019, existing convertible debt was converted into 2,269,198 of the Company’s common shares. Therefore, these additional shares are added to the basic shares for the period ended December 31, 2018.

The three months ended March 31, 2019 produced a net loss to the Company’s sharehoders. Therefore, the dilutive effect of the outstanding RSUs, options, and warrants has not been included in the determination of diluted earnings per share since, since under ASC 260 they would anti-dilutive.

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

In February 2016, the FASB issued ASU 2016-02, “Leases” Topic 842, which amends the guidance in former ASC Topic 840, Leases. The new standard increases transparency and comparability most significantly by requiring the recognition by lessees of right-of-use (“ROU”) assets and lease liabilities on the balance sheet for all leases longer than 12 months. Under the standard, disclosures are required to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. For lessees, leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement. The Company adopted the new lease guidance effective January 1, 2019. The Company only has one lease in effect; its office lease located in Aurora Colorado. The lease rate is less than $3,000/month and expires on March 31, 2020. The Company is more likely than not to renew this lease and is not obligated to renew the lease. The office lease is insignificant to the financial presentation of the Company, therefore, it is not shown on the Company’s financial statements. The Company has adopted the modified retrospective approach therefore the Company has no plans of restating prior periods and that there is no asset or liability currently.

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

Gain on Disposal of Assets

During the three months ended March 31, 2019 and March 31, 2018, we sold sub-divided, unimproved lots of land located in El Paso County Colorado and recognized a gain of $-0- and $80,000, respectively. For the three months ended March 31, 2019, we recognized approximately $19,000 gain from sale of equipment.

NOTE 4 – NOTES PAYABLE

Below is a summary of the Company’s consolidated long term debt:

	March 31, 2019			December 31, 2018
Note	Principal Balance	Accrued Interest	Discount	Principal Balance	Interest rate	Security
HCIC seller carry back	$6,323,000	$832,000	$-	$6,323,000	6%	Shares in the Mutual Ditch Company
CWCB	681,000	10,000	-	690,000	2.5%	Certain Orlando and Farmland assets
McFinney Agri-Finance	54,000	-	-	60,000	6.8%	2,400 acres of pasture land in Ellicott Colorado
GrowCo note	390,000	18,000	-	390,000	6%	None
GrowCo $4M notes	-	-	-	-	22.5%	Various land and water assets
GrowCo $1.5M exchange note	-	-	-	-	22.5%	Various land and water assets
GrowCo $6M exchange note	-	-	-	-	-
GrowCo $7M exchange note	-	-	-	-	10-22.5%
GrowCo $2M exchange note	-	-	-	-	-
Bridge loan Harding	18,000	-	-	15,000	18%	Potential conversion into Ellicott Land security
Powderhorn/Silverback convertible note	-	-	-	203,000	12%	Third lien on Ellicott land
Morningview Financial note	-	-	-	75,000	18.0%	Unsecured
El Paso Land notes	271,000	68,000	-	271,000	12.0%	Second lien on Ellicott land
WRC convertible notes	500,000	78,000	-	500,000	12.0%	Lien on water supply agreement
Butte Valley Land notes	200,000	-	-	200,000	18%	Butte Valley Land
Equipment loans	47,000	-	-	57,000	5 - 8%	Equipment
Black Mountain	-	-	-	-	12%	Unsecured
Investors Fiduciary LLC	611,000	60,000	-	551,000	-	Shares of HCIC
Total	9,095,000	$1,066,000	$-	9,335,000
Less: note discounts	-			(63,000)
Less: Current portion net of discount	7,957,000			(8,099,000)
Long term portion	1,138,000			$1,173,000

NOTE 5 – Information on Business Segments

We organize our business segments based on the nature of the products and services offered. Currently, we focus on the Farms and Water business with Two Rivers Water & Farming Company as the Parent company. Therefore, we report our segments by these lines of businesses: Farms and Water. Water contains our Water Business (HCIC and Orlando). Our Parent category is not a separate reportable operating segment. Segment allocations may differ from those on the face of the income statement. In 2017, the prior farming operations were discontinued; however, we continue to report with a Farming Business since we are expanding our farming business in 2019.

In the following tables of financial data, the total of the operating results of these business segments is reconciled, as appropriate, to the corresponding consolidated amount. There are some corporate expenses that were not allocated to the business segments, and these expenses are contained in the “Total Operating Expenses” under Parent.

Operating results for each of the segments of the Company are as follows (in thousands):

	Three Months Ended March 31, 2019					Three Months Ended March 31, 2018
	Parent	Farms	Greenhouse	Water	Total	Parent	Farms	Greenhouse	Water	Total
Revenue	$14	$-	$-	$-	$14	$-	$-	$52	$7	$59
Less: direct cost of revenue	-	-	-	-	-	-	-	-	-	-
Gross Margin	14	-	-	-	14	-	-	52	7	59
Expenses
Total Operating Expenses	(150)	-	-	(314)	(464)	(490)	-	(150)	(230)	(870)
Total Other Income (Expense)	(137)	-	-	(110)	(247)	(16)	-	(1,092)	(183)	(1,291)
Net Loss from Operations Before Income Taxes	(273)	-	-	(424)	(697)	(506)	-	(1,190)	(406)	(2,102)
Income Taxes (Expense)/Credit	-	-	-	-	-	-	-	-	-	-
Net Loss from Operations	(273)	-	-	(424)	(697)	(506)	-	(1,190)	(406)	(2,102)
Net Loss from Discontinued Operations	-	-	-	-	-	-	-	-	-	-
Preferred dividends	-	-	-	(6)	(6)	(493)	-	-	(5)	(498)
Non-controlling interest	-	-	-	-	-	-	-	380	3	383
Net Loss	$(273)	$-	$-	$(430)	$(703)	$(999)	$-	$(810)	$(408)	$(2,217)
Segment Assets	$10,484	$-	$-	$20,120	$30,604	$718	$-	$9,338	$28,000	$38,056

NOTE 6 – EQUITY TRANSACTIONS

The Company has authorized 200,000,000 shares of common stock with a par value of $0.001. The total issued common stock as of March 31, 2019, was 0 common shares.

During the three months ended March 31, 2019, Two Rivers issued the following common stock:

●	1,179,817 shares issued to Morningview as a $75,000 principal paydown plus interest, which represents the debt being fully paid at March 31, 2019, which did not produce a loss due to the converstion was made under the terms of the convertible debt agreement;
●	3,040,350 shares issued to Powderhorn/Silverback as a $127,665 principal paydown plus interest, which represents the debt being fully paid at March 31, 2019, which did not produce a loss due to the converstion was made under the terms of the convertible debt agreement, and
●	555,560 shares issued to an investor relations firm. The shares issued were valued at $0.1283/share with a corresponding expense of approximately $71,000.

During the three months ended March 31, 2018, Two Rivers issued 374,250 common stock to Black Mountain for a $100,000 in principle reduction in its Note Payable.

During the three months ended March 31, 2019, Two Rivers recognized approximately $228,000 in stock based compensation to its employees and directors.

During the three months ended March 31, 2018, Two Rivers recognized $373,000 in stock based compensation to its employees and directors.

NOTE 7 – GOING CONCERN

The consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has not generated significant revenues and has a net loss of $703,000 during the three months ended March 31, 2019. Actual cash consumed from our operations during the three months ended March 31, 2019 was $63,000. At March 31, 2019, the Company had a working capital deficit of $20,120,000 and an accumulated deficit of approximately $95,157,000, respectively. The HCIC seller carry back debt are in technical default.

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

Since March 31, 2019 to May 10, 2019 the Company has collected the following amounts:

●	$100,000 from Investors Fiduciary, and
●	$47,000 from a closing of two lots of our El Paso land properties.

We are in the process of securing additional debt financing on the land and water assets that we own that are unencumbered and from our potential strategic partners.

Additionally, we continue to reduce our general and administrative expenses and cash required for our operations.

Management Plans

The Company has open discussions with a group of potential strategic investors that include Vaxa, Ekstrak Labs, and Gramz to provide additional working capital.

We believe that the actions discussed above are probable of occurring and mitigating the substantial doubt raised by our historical operating results. We believe the actions will satisfy our estimated liquidity needs 12 months from the issuance of these financial statements. However, we cannot predict, with certainty, the outcome of our actions to generate liquidity, including the availability of additional financing, or whether such actions would generate the expected liquidity as currently planned. There is, however, no assurance that the Company will be able to raise any additional capital through any type of offering on terms acceptable to the Company, as existing cash on hand will be insufficient to finance operations over the next twelve months.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

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

Operating Leases

In January 2016, the Company entered into a new lease with the Colorado Center in Denver Colorado for the corporate headquarters. The space is 1,775 square feet and monthly payments of $3,900, with minor escalations and common area maintenance charges. The lease terminated on June 30, 2018. On March 1, 2017, the Company entered into a sub-lease agreement with our related party McGrow for these office facilities. McGrow did not fulfill its sub-lease agreement. In 2018, Two Rivers paid Colorado Center $24,000 as a penalty for early lease termination.

In February 2017, we entered into a new lease with Parker Road Campus, LLC in Aurora, Colorado, for our corporate headquarters. This space is 1,554 square feet and monthly payments of $2,201 which began on April 1, 2017. The lease terminates on March 31, 2020. The amounts due at the base rate are as follows:

Period	Amount Due
2019	$28,000
2020	$7,000
2021	-

In February 2016, the FASB issued ASU 2016-02, “Leases” Topic 842, which amends the guidance in former ASC Topic 840, Leases. The new standard increases transparency and comparability most significantly by requiring the recognition by lessees of right-of-use (“ROU”) assets and lease liabilities on the balance sheet for all leases longer than 12 months. Under the standard, disclosures are required to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. For lessees, leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement. The Company adopted the new lease guidance effective January 1, 2019. The Company only has one lease in effect; its office lease located in Aurora Colorado. The lease rate is less than $3,000/month and expires on March 31, 2020. The Company is more likely than not to renew this lease and is not obligated to renew the lease. The office lease is insignificant to the financial presentation of the Company, therefore, it is not shown on the Company’s financial statements. The Company has adopted the modified retrospective approach therefore the Company has no plans of restating prior periods and that there is no asset or liability currently.

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

NOTE 9 – RELATED PARTY

There were no related party transactions during the three months ended March 31, 2019 except as disclosed below.

Mr. Harding loaned the Company $2,500 in January 2019.

NOTE 10 – SUBSEQUENT EVENTS

Pursuant to ASC 855, management has evaluated all events and transactions that occurred from March 31, 2019 through the date of issuance of these financial statements. During this period, we had the following significant subsequent events:

●	On Aprill 3, 2019, the Company closed on the sale of two lots in El Paso County Colorado for $116,000 gross sales price. This transaction paid the McFinney Agri-Finance note in full.
●	On April 10, 2019, the Company received $100,000 in the form of a note from Investors Fiduciary.
●	On May 10, 2019, the Company entered into a letter of intent with a financing source for a $500,000 convertible loan.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless the context requires otherwise, references in this Form 10-Q to “we,” “our,” “us” and similar terms refer to Two Rivers Water & Farming Company and its subsidiaries.

Note about Forward-Looking Statements

This Form 10-Q contains forward-looking statements, such as statements relating to our financial condition, results of operations, plans, objectives, future performance and business operations. These statements relate to expectations concerning matters that are not historical facts. These forward-looking statements reflect our current views and expectations based largely upon the information currently available to us and are subject to inherent risks and uncertainties. Although we believe our expectations are based on reasonable assumptions, they are not guarantees of future performance and there are a number of important factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements, including the risks described in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2018. By making these forward-looking statements, we do not undertake to update them in any manner except as may be required by our disclosure obligations in filings we make with the Securities and Exchange Commission under the Federal securities laws. Our actual results may differ materially from our forward-looking statements.

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

The following table presents our holdings of storage water rights:

	Elevation	Priority No.		Appropriation Date	Average Annual Yield (A.F.)	Decreed Amount (A.F.)	Estimate of Current Effective Storage (A.F.)
Huerfano Valley Reservoir	4,702 ft	6		2/2/1888	1,424	2,017	1,000
Cucharas Valley Reservoir	5,570 ft	66		3/14/1906	3,055	31,956	Current no-fill restriction*
Cucharas Valley Reservoir**	5,705 ft	66	c**	3/14/1906		34,404
Orlando Reservoir # 2	5,911 ft	349		12/14/1905	1,800	3,110	1,500

*	See State of Colorado litigation.
**	This is a conditional right while the engineering and construction of structures are completed to perfect a water right, in this case to physically store the water. The conditional right establishes a seniority date but allows time for completion of the project. Conditional rights are reviewed every six years by the water court to confirm that progress is being made on the effort to perfect the right. When a conditional water right is perfected, which can be done incrementally in the case of storage, the water right becomes absolute. In addition, the Cucharas Valley Reservoir has Conditional rights to 34,404 A.F. of additional storage.

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

Results of Operations

For the Three Months Ended March 31, 2019, compared to the Three Months Ended March 31, 2018

During the three months ended March 31, 2019, we recorded revenues of approximately $14,000, compared to approximately $59,000 in the three-month period ended March 31, 2018. The decrease of $45,000 was due to $52,000 from our greenhouse operations, which are no longer consolidated.

Operating expenses during the three months ended March 31, 2019 and 2018 were approximately $464,000 and $870,000, respectively. The decrease of $406,000 was primarily due to the Company no longer consolidating the operating expenses from GrowCo.

Other expenses for the three months ended March 31, 2019 and 2018 were approximately $247,000 and $1,291,000 respectively. The decrease of $1,044,000 is mostly due to the decrease of interest expense of $1,169,000 due to the Company no longer consolidating the GrowCo.

During the three months ended March 31, 2019 and 2018, we recognized a loss from continuing operations of $697,000 and $2,102,000, respectively.

During the three months ended March 31, 2019 and 2018, we recognized preferred distributions of approximately $6,000 and $498,000. The reduction is due to the Company, effective July 2018, no longer recording an accrual for the TR Captial’s preferred distribution.

As the result of the foregoing, the net loss attributed to our common shareholders, after recognizing preferred distributions and income attributed to non-controlling interest, for the three months ended March 31, 2019 was $703,000, compared to a loss of $2,217,000 for the three months ended March 31, 2018.

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

Cash flow from operations has not historically been sufficient to sustain our operations without the above additional sources of capital. As of March 31, 2019, we had cash and cash equivalents of approximately $3,000. Cash flow consumed by our operating activities totaled approximately $63,000 for the three months ended March 31, 2019 compared to operating activities consuming approximately $344,000 for the three months ended March 31, 2018.

As of March 31, 2019, we had approximately $66,000 in current assets and approximately $20,186,000 in current liabilities. A large portion of the current liabilities of $7,155,000 is from the HCIC seller carry back notes, some of which were due June 30, 2016. As of March 31, 2019, we are in default on the HCIC note payments. As a result, the entire amount of the notes has been classified as current. While there is no assurance, management believes it will be successful in restructuring these notes and bring them current. Currently the Company is working with an outside party to purchase the HCIC notes and restructure the debt.

Cash used by investing activities was approximately $3,000 for the three months ended March 31, 2019 compared to cash used by investing activities of approximately $35,000 for the three months ended March 31, 2018.

Cash produced in financing activities was approximately $63,000 for the three months ended March 31, 2019 compared to a production of cash of approximately $388,000 for the three months ended March 31, 2018. During the three months ended March 31, 2018, we completed our Powderhorn financing and reduced $176,000 in principal on our existing debt.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to the impact of interest rate changes and change in the market values of our real estate properties and water assets. Because we had no market risk sensitive instruments outstanding as of March 31, 2019, it was determined that there was no material market risk exposure to our consolidated financial position, results of operations, or cash flows as of such date. We do not enter into derivatives or other financial instruments for trading or speculative purposes.

ITEM 4. CONTROLS AND PROCEDURES

Management’s Evaluation of Disclosures Controls and Procedures

Our management, comprised of our chief executive officer (CEO) and chief financial officer (CFO), (presently the same person fills both officer roles), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based on that evaluation, and taking the matters described below into account, the Company’s CEO and CFO and have concluded that our disclosure controls and procedures over financial reporting were not effective during reporting period ended March 31, 2019.

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

On April 1, 2019, we hired a contract financial consultant to evaluate our internal controls and prepare processes to strengthen our internal controls.

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

ITEM 1A. RISK FACTORS

The risks described in Item 1A. Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2018, could materially and adversely affect our business, financial condition and results of operations. Those risk factors do not identify all risks that we face, and operations could also be affected by factors that are not presently known to us or that we currently consider to be immaterial to our operations.

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

TWO RIVERS WATER & FARMING COMPANY

Date: May 14, 2019	By:	/s/ Wayne Harding
Wayne Harding
Chief Executive Officer and acting Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of Principal Executive Officer and acting Chief Financiall Officer pursuant to Section 302 of the Sarbanes-Oxley Act
32.1	Certification of Principal Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

