Form 10-Q
period 2019-06-30
TWO RIVERS WATER & FARMING Co
filed 2019-08-13
CIK 1302946

UNIted States

SeCURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

or

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

Yes [  ] No [X]

As of August 12, 2019, there were 81,689,643 shares outstanding of the registrant’s Common Stock.

2

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TWO RIVERS WATER & FARMING COMPANY AND SUBSIDIARIES

Interim Condensed Consolidated Financial Statements

For the Quarterly Period Ended June 30, 2019

TWO RIVERS WATER & FARMING COMPANY AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except for number of shares)

	June 30, 2019 (Unaudited)	December 31, 2018 (Derived from Audit)
ASSETS:
Current Assets:
Cash and cash equivalents	$146	$6
Deposits and other current assets	63	58
Total Current Assets	209	64
Long Term Assets:
Property, equipment and software, net	10	20
Land	3,252	3,299
Water assets	24,900	24,891
Investment in GCP1	2,218	2,289
Other long term assets	98	96
Total Long Term Assets	30,478	30,595
TOTAL ASSETS	$30,687	$30,659

LIABILITIES & STOCKHOLDERS’ EQUITY:
Current Liabilities:
Accounts payable	$1,292	$1,243
Accrued liabilities	6,128	5,780
Current portion of notes payable, net of discount	8,005	8,099
Preferred dividend payable	4,982	4,970
Total Current Liabilities	20,407	20,092
Notes Payable, net of current portion	1,068	1,173
Total Liabilities	21,475	21,265
Commitments & Contingencies (Notes 4, 7, 8, 10)
Stockholders’ Equity:
Common stock, $0.001 par value, 200,000,000 shares authorized, 51,151,408 shares issued and outstanding at June 30, 2019 and 45,574,458 shares issued and outstanding at December 31, 2018	52	46
Preferred shares, $0.001 par value, 5,000,000 shares authorized, 64,935 shares issued and outstanding at June 30, 2019 and December 31, 2018.	252	252
Additional paid-in capital	82,324	81,186
Accumulated (deficit)	(95,780)	(94,454)
Total Two Rivers Water Company Shareholders’ Equity	(13,152)	(12,970)
Noncontrolling interest in subsidiaries	22,364	22,364
Total Stockholders’ Equity	9,212	9,394
TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$30,687	$30,659

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

TWO RIVERS WATER & FARMING COMPANY AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(In Thousands, except Per Share Data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenue
Land leasing and other	$23	$10	$37	$17
Total Revenue	23	10	37	17
Direct cost of revenue	-	-	-	-
Gross Margin	23	10	37	17
Operating Expenses
General and administrative	389	500	837	1,177
Dam demolition expense	-	-	-	-
Loss on equity offering	-	-	-	-
Asset impairment	-	-	-	-
Depreciation and amortization	16	15	32	58
Total operating expenses	405	515	869	1,235
Profit (Loss) from Operations	(382)	(505)	(832)	(1,218)
Other Income (Expense)
Interest expense	(308)	(222)	(528)	(519)
Gain (loss) on disposal of assets and intangibles	66	(3)	85	77
Loss on debt modification	-	-	-	-
Gain on debt settlement	33	-	33	-
Other income	-	(7)	-	11
Gain on de-consolidation of GrowCo	-	12,773	-	12,773
Loss on investment in GrowCo Partners 1, LLC	(26)	(617)	(72)	(617)
Total other income (expense)	(235)	11,924	(482)	11,725
Net Profit (Loss) from Continuing Operations before Taxes	(617)	11,419	(1,314)	10,507
Income tax (provision) benefit	-	-	-	-
Net Profit (Loss) from Continuing Operations After Taxes	(617)	11,419	(1,314)	10,507
Net (Loss) from Deconsolidation and Discontinued Operations	-	-	-	(810)
Net Profit (Loss) before Preferred Dividends and Non-Controlling Interest	(617)	11,419	(1,314)	9,697
Preferred distributions	(6)	(498)	(12)	(996)
Net loss attributable to noncontrolling interest	-	(3)	-	-
Net Profit (Loss) Attributable to Common Shareholders	$(623)	$10,918	$(1,326)	$8,701
Profit (Loss) Per Common Share - Basic:	$(0.01)	$0.33	$(0.03)	$0.26
Profit (Loss) Per Common Share - Basic and Dilutive:	$(0.01)	$0.33	$(0.03)	$0.26
Weighted Average Shares Outstanding:
Basic	50,779	33,394	49,967	33,165
Dilutive	50,779	33,512	49,967	33,283

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

TWO RIVERS WATER & FARMING COMPANY AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In Thousands)

(Unaudited)

	Six Months Ended June 30,
	2019	2018
Cash Flows from Operating Activities:
Net loss, before NCI	$(1,326)	$8,701
Net loss from discontinued operations	-	810
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation & Amortization	32	58
Accretion of debt discount	156	131
(Gain) from debt extinguishment	(33)	-
(Gain) on modification of convertible debt	(8)	-
Stock issued for services	72	-
Stock Option and Warrant expense	269	745
Gain on deconsolidation	-	(12,773)
Loss on investment in GrowCo	71	617
(Gain) from disposal of fixed assets	(85)	(80)
Net change in operating assets and liabilities:
Decrease (increase) in accounts receivable, related party	-	2
Decrease in deposits, prepaid expenses and other assets	(2)	(28)
Increase (decrease) in accounts payable	65	97
Increase in distribution payable to preferred shareholders	12	997
Increase in accrued liabilities and other	352	147
Net Cash Used in Operating Activities	(425)	(576)
Cash Flows from Investing Activities:
Purchase of property and equipment	(31)	-
Sale of property and equipment	47	60
Investment in water assets	-	(80)
Net Cash Used in Investing Activities	16	(20)
Cash Flows from Financing Activities:
Proceeds from debt	643	1,026
Payment on notes payable	(94)	(408)
Net Cash Provided by Financing Activities	549	618
Net Increase in Cash & Cash Equivalents	140	22
Beginning Cash & Cash Equivalents	6	14
Ending Cash & Cash Equivalents	$146	$36

Continued on next page

6

Continued from previous page

	Six Months Ended June 30,
	2019	2018
Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$35	$110
Conversion of debt, preferred shares into Two Rivers common stock	$287	$50
Land Exchanged for debt	$58	$108
Debt discount from beneficial conversion feature	$516	$-
Cashess exercise of warrants	$1	$-
Equipment exchanged for debt	$14	$-

The accompanying notes to condensed consolidated financial statements are an integral part of these statements

TWO RIVERS WATER & FARMING COMPANY AND SUBSIDIARIES

Consolidated Statement of Changes in Stockholders’ Equity

(In Thousands)

(Unaudited)

	Voting Common Stock		WRC Preferred		Additional Paid-in	Accumulated	Non- Controlling	Stockholders’
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Interest	Equity
Balances, December 31, 2017	32,750	$34	65	$252	$77,267	$(97,168)	$31,752	$12,137

Net Income (Loss) attributed to Two Rivers common shareholders	-	-	-	-	-	8,701	-	8,701
Prior period adjustment preferred shares	-	-	-	-	(100)	(2)	-	(102)
Stock issued in exchange for debt settlement	374	0	-	-	49	-	-	49
Shares issued for TR Capital conversions	15	-	-	-	-	-	-	-
Stock Based Compensation	-	-	-	-	745	-	-	745
Shares issued for services	524	-	-	-	(1)	-	-	(1)
Warrant issuance	-	-	-	-	10	-	-	10
Non-controlling interest	-	-	-	-	-	-	(383)	(383)
GrowCo deconsolidation	-	-	-	-	-	-	(8,858)	(8,858)
Balances, June 30, 2018	33,663	$34	65	$252	$77,970	$(88,469)	$22,511	$12,298

Balances, December 31, 2018	45,575	$46	65	$252	$81,186	$(94,454)	$22,364	$9,394

Net Income (Loss) attributed to Two Rivers common shareholders	-	-	-	-	-	(1,326)	-	(1,326)
Stock issued in exchange for debt settlement	4,220	4	-	-	283	-	-	287
Beneficial conversion feature on convertible debt	-	-	-	-	516	-	-	516
Stock Based Compensation	-	-	-	-	229	-	-	229
Shares issued for services	555	1	-	-	71	-	-	72
Warrant exercise	801	1	-	-	(1)	-	-	-
Warrant issuance	-	-	-	-	40	-	-	40
Balances, June 30, 2019	51,151	$52	65	$252	$82,324	$(95,780)	$22,364	$9,212

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

TWO RIVERS WATER & FARMING COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Six Months Ended June 30, 2019 and June 30, 2018

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

Since October 2016, we have refocused on monetizing our assets through asset sales and reinvestment. We have determined to sell assets that we have determined will not yield significant future returns to our shareholders and invest strategically in the assets that we believe will. We plan to take net proceeds, if any, from these sales and continue to invest in our water and water infrastructure.

In May 2014, we formed GrowCo, Inc., a wholly owned subsidiary of Two Rivers through the issuance of 20,000,000 shares of common stock. On August 1, 2014, we announced that we were placing 10,000,000 GrowCo shares in a trust to be distributed to Two Rivers’ common shareholders. As of June 30, 2018, the Company owned 10,000,000 GrowCo shares out of reported shares outstanding of 34,343,000, or 29.12%. The reported outstanding shares were provided to the Company by GrowCo’s management.

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

Water Redevelopment Company

We formed Water Redevelopment Company (“Water Redev”) in February 2017 for the purpose of separating our water assets from the rest of our business and to facilitate the raising of additional capital for the purpose of investing in our water assets. Water Redevelopment Company is a subsidiary of Two Rivers and focuses on development and redevelopment of infrastructure for water management and delivery. Water Redevelopment’s first area of focus is in the Huerfano-Cucharas river basin in southeastern Colorado.

Vaxa Entities

On July 31, 2019, Two Rivers completed its acquisition of a 100% interest in Vaxa Global, LLC and its two subsidiaries Ekstrak Labs, LLC and Gramz Holdings, LLC (together the “Vaxa Entities”) from Easby Land & Cattle Company, LLC, in exchange for 30,000,000 Two Rivers’ common shares plus an additional 20,000,000 Two Rivers’ common shares subject to an earn-out performance by the Vaxa Entities over a 12 month period.

Vaxa Global, LLC

Vaxa Global, LLC farms and distributes Canadian originated patented-processed hemp for biomass sale and CBD extraction within the United States to states that are approved to extract CBD. Vaxa hemp is 100% organic, non-GMO, solvent free, THC free and 100% food-grade edible. Vaxa originated from one of the first industrial hemp distributors/farmers/manufactures in Canada into the US.

Ekstrak Labs, LLC

Ekstrak Labs, LLC is an emerging company in isolate extraction. Eskstrak plans to build state-of-the-art facilities with machinery that is proven to deliver optimal extraction results. Eskstrak is developing joint venture partnerships for brand diversification into various products and creating product lines for affiliated brands through white label wholesale products.

Gramz Holdings, LLC

Gramz Holdings, LLC is a supplier of Nature’s Whole Spectrum™, natural whole plant compounds in consumer products designed to maintain the composition of the plant’s natural source and state. Gramz™ was founded to respect the potential medicinal and therapeutic value of hemp’s whole plant composition. Gramzs™ products include Gramz Whole Plant Matrix™ Sublingual Drops and Gramz Herbal Topical, with R&D in progress for additional products for both humans and pets.

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Item 210 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by U.S. GAAP for complete financial statements, although the Company believes that the disclosures made are adequate to make the information not misleading. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation for the periods presented have been included as required by Regulation S-X, Rule 10-01. Operating results for the three and six months ended June 30, 2019 are not necessarily indicative of the results that may be expected for the year ended December 31, 2019. It is suggested that these condensed consolidated financial statements be read in conjunction with the Company’s consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the Securities and Exchange Commission on April 15, 2019.

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

Additionally, US GAAP (ASC 810-10-40) provides guidance on “Derecognition” of a previously consolidated entity or entities. Under this guidance, Two Rivers shall account for the deconsolidation of a subsidiary or derecognition of a group of assets specified in ASC 810-10-40-3A by recognizing a gain or loss in net income attributable to the parent, measured as the difference between:

a. The aggregate of all of the following:

1. The fair value of any consideration received. In Two Rivers’ case, no consideration was received.

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

Non-controlling Interest

Below is the detail of non-controlling interest shown on the condensed consolidated balance sheets.

Entity	June 30, 2019	Dec 31, 2018
TR Capital	$20,342,000	$20,342,000
HCIC	1,379,000	1,379,000
F-1	29,000	29,000
F-2	162,000	162,000
DFP	452,000	452,000
Total	$22,364,000	$22,364,000

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

Below is a summary of premises and equipment:

Asset Type	Life in Years	June 30, 2019	December 31, 2018
Office equipment, furniture	5 – 7	$12,000	$12,000
Computers	3	46,000	46,000
Vehicles	5	9,000	25,000
Farm equipment	7 – 10	147,000	147,000
Buildings	27.5	10,000	10,000
Website	3	7,000	7,000
Subtotal		231,000	247,000
Less: Accumulated depreciation		(221,000)	(227,000)
Net book value		$10,000	$20,000

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

The Company’s land located in El Paso County, Colorado is being partially developed into 35 to 40 acre lots to be sold. For the year ended December 31, 2018 the Company recognized a gain of $238,000 from approximately $360,000 in land sales. For the three months ended June 30, 2019, we sold two lots totaling 78 acres for a gross sales price of $116,000, recognized a gain of approximately $68,000. This transaction provided cash of approximately $47,000, paid in full the first mortgage of the el Paso land note for approximately $58,000, and direct expenses of sale of approximately $11,000.

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

In 2018, the Company obtained two independent appraisals covering its water assets. The appraisals were in excess of the Company’s carrying value of it water rights and infrastructure.

For the year ended December 31, 2018 and the six months ended June 30, 2019, the Company did not recognize any impairments.

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

There was no impact on the Company’s financial statements as a result of adopting Topic 606 for the three and six months ended June 30, 2019 and 2018.

Farming

For the three and six months ended June 30, 2019 the Company had approximately $0 in net crop share revenues. For the three and six months ended June 30, 2018, the Company recognized approximately $0 in net crop share revenues. During 2018, the Company entered into a crop share arrangement for a percentage of a hemp crop produced on 4 acres of farm land at Butte Valley in Huerfano County, Colorado. A net payment of $18,000 for the Company’s share was received in the three months ended December 31, 2018

Other

For the three and six months ending June 30, 2019, the Company had approximately $0 in other revenues from grazing leases and member assessments. For the three and six months ending June 30, 2018, the Company had approximately $0 in other revenues from grazing leases and member assessments.

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

Dam Demolition Expense

During the year ended December 31, 2018 a court date has been set for a hearing of the State of Colorado’s legal action to compel the Company to demolish Cucharas #5 reservoir. A contingent liability, with an offsetting expense of $1,800,000 has been recognized. In July, 2019, the Company reached a settlement with the State of Colorado, whereby the Company will pay approximately $922,000 plus interest to the State of Colorado in exchange for a full settlement of the above legal action. The Company anticipates recognizing a reduction of this contingent liability from $1,800,000 to approximately $922,000, along with additional non-cash gains of approximately $50,000 from the negotiations and resolution of previously recorded accounts payable, on Two Rivers’ financial reports dated September 30, 2019.

Debt and Equity

The Company follows beneficial conversion feature guidance in ASC 470-20, which applies to convertible stock as well as convertible debt. A beneficial conversion feature is defined as a nondetachable conversion feature that is in the money at the commitment date. The beneficial conversion feature guidance requires recognition of the conversion option’s in-the-money portion, the intrinsic value of the option, in equity, with an offsetting reduction to the carrying amount of the instrument. The resulting discount is amortized as interest over the life of the instrument, if a stated maturity date exists, or to the earliest conversion date, if there is no stated maturity date. If the earliest conversion date is immediately upon issuance, the expense must be recognized at inception. When there is a subsequent change to the conversion ratio based on a future occurrence, the new conversion price may trigger the recognition of an additional beneficial conversion feature on occurrence.

On May 21, 2019, the Company entered into a convertible promissory note with an investor of the Company in the amount of $262,500. The note bears 10% interest and is payable in full on May 21, 2020. The Company has recorded a beneficial conversion feature of $258,000, which is recorded as a discount on the note payable and being amortized over the life of the note. As of June 30, 2019 the balance of the beneficial conversion feature is approximately $234,000.

On May 21, 2019, the Company entered into a convertible promissory note with an investor of the Company in the amount of $262,500. The note bears 10% interest and is payable in full on May 21, 2020. The Company has recorded a beneficial conversion feature of approximately $258,000, which is recorded as a discount on the note payable and being amortized over the life of the note. As of June 3, 2019, the balance of the beneficial conversion feature is approximately $234,000.

Preferred Dividend Payable

Preferred dividend payable represents dividends payable to holders of preferred units of TR Capital, approximately $4,937,000 as of June 30, 2019 and preferred dividends owed to holders of the Water Redevelopment Company preferred shares of approximately $45,000.

Beginning on July 1, 2018, the Company terminated the accrual of the preferred dividends payable to TR Capital preferred members due to a binding letter of intent executed with an outside strategic partner.  Addionally, TR Capital has not declared dividends due the Company’s financial condition.

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

The Company recognizes interest and penalties related to unrecognized tax benefits on the income tax expense line in the accompanying consolidated statement of operations. As of June 30, 2019, no accrued interest or penalties are included on the related tax liability line in the balance sheet.

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

Recently Issued Accounting Pronouncements

In March 2019 - the Financial Accounting Standards Board (“FASB”) Update 2019-01—Leases (Topic 842): Codification Improvements. The transition and effective date provisions for this Update apply to Issue 1 and Issue 2 in the Update.  They do not apply to Issue 3 in the Update because the amendments for that Issue are to the original transition requirements in Topic 842. The amendments in this Update amend Topic 842. That Topic has different effective dates for public business entities and entities other than public business entities. The effective date of those amendments is for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years for any of the following:

1) A public business entity

2) A not-for-profit entity that has issued, or is a conduit bond obligor for, securities that are traded, listed, or quoted on an exchange or an over-the-counter market

3) An employee benefit plan that files financial statements with the U.S. Securities and Exchange Commission (SEC).

For all other entities, the effective date is for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early application is permitted. An entity should apply the amendments as of the date that it first applied Topic 842, using the same transition methodology in accordance with paragraph 842-10-65-1(c). Management has determined to not adopt this application early. Further, it will have a minimal impact on the Company’s financial statements.

In August 2018, FASB issued ASU 2018-13, Fair Value Measurement (Topic 820), “Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement”. The amendments in this Update modify certain disclosure requirements of fair value measurements and are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted. The Company is currently unable to determine the impact on its financial statements of the adoption of this new accounting pronouncement.

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

Gain on Disposal of Assets

During the three and six months ended June 30, 2019 and June 30, 2018, we sold sub-divided, unimproved lots of land located in El Paso County Colorado and recognized a gain of approximately $68,000 and $80,000, respectively. For the six months ended June 30, 2019, we recognized approximately $85,000 gain from sale and disposal of equipment.

NOTE 4 – NOTES PAYABLE

Below is a summary of the Company’s consolidated long term debt:

	June 30, 2019			December 31, 2018
Note	Principal Balance	Accrued Interest	Discount	Principal Balance	Interest rate	Security
HCIC seller carry back	$6,323,000	$927,000	$-	$6,323,000	6%	Shares in the Mutual Ditch Company
CWCB	622,000	7,000	-	690,000	2.5%	Certain Orlando and Farmland assets
McFinney Agri-Finance	-	-	-	60,000	6.8%	2,400 acres of pasture land in Ellicott Colorado
GrowCo note	390,000	23,000	-	390,000	6%	None
Bridge loan Harding	7,000	1,000	-	15,000	18%	Potential conversion into Ellicott Land security
Auctus Bridge Loan	262,500	3,000	234,000	203,000	12%	Third lien on Ellicott land
Morningview Bridge Loan	262,500	3,000	234,000	75,000	18.0%	Unsecured
El Paso Land notes	271,000	63,000	-	271,000	12.0%	Second lien on Ellicott land
WRC convertible notes	500,000	90,000	-	500,000	12.0%	Lien on water supply agreement
Butte Valley Land notes	192,000	83,000	-	200,000	18%	Butte Valley Land
Equipment loans	-	-	-	57,000	5 - 8%	Equipment
Investors Fiduciary LLC	711,000	95,000	-	551,000	-	Shares of HCIC
Total	9,541,000	$1,295,000	$468,000	9,335,000
Less: note discounts	(468,000)			(63,000)
Less: Current portion net of discount	(8,005,000)			(8,099,000)
Long term portion	$1,068,000			$1,173,000

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

Operating results for each of the segments of the Company are as follows (in thousands):

	Six Months Ended June 30, 2019					Six Months Ended June 30, 2018
	Parent	Farms	Green-house	Water	Total	Parent	Farms	Green-house	Water	Total
Revenue	$29	$-	$-	$8	$37	$5	$-	$-	$12	$17
Less: direct cost of revenue	-	-	-	-	-	-	-	-	-	-
Gross Margin	29	-	-	8	37	5	-	-	12	17
Expenses
Total Operating Expenses	(409)	-	-	(460)	(869)	(698)	-	-	(526)	(1,224)
Total Other Income (Expense)	(232)	-	-	(250)	(482)	12,014	-	-	(300)	11,714
Net (Loss) from Operations Before Income Taxes	(612)	-	-	(702)	(1,314)	11,321	-	-	(814)	10,507
Income Taxes (Expense)/Credit	-	-	-	-	-	-	-	-	-	-
Net (Loss) from Operations	(612)	-	-	(702)	(1,314)	11,321	-	-	(814)	10,507
Net (Loss) from Discontinued Operations	-	-	-	-	-	-	-	(810)	-	(810)
Preferred dividends	-	-	-	(12)	(12)	(985)	-	-	(11)	(996)
Non-controlling interest	-	-	-	-	-	-	-	-	-	-
Net (Loss)	$(612)	$-	$-	$(714)	$(1,326)	$10,336	$-	$(810)	$(825)	$8,701
Segment Assets	$10,534	$-	$-	$20,153	$30,687	$10,750	$-	$-	$20,152	$30,902

NOTE 6 – EQUITY TRANSACTIONS

The Company has authorized 200,000,000 shares of common stock with a par value of $0.001. The total issued common stock as of June 30, 2019, was 51,151,408 common shares.

During the six months ended June 30, 2019, Two Rivers issued the following common stock:

●	1,179,817 shares issued to Morningview as a $75,000 principal paydown plus interest, which represents the debt being fully paid at June 30, 2019 and which did not produce a loss because the conversion was made under the terms of the convertible debt agreement;
●	3,040,350 shares issued to Powderhorn/Silverback as a $127,665 principal paydown plus interest, which represents the debt being fully paid at June 30, 2019 and which did not produce a loss because the conversion was made under the terms of the convertible debt agreement;
●	555,560 shares issued to an investor relations firm. The shares issued were valued at $0.1283/share with a corresponding expense of approximately $71,000;
●	545,455 shares issued to Silverback for a cashless exercise of warrants; and
●	255,231 to Black Mountain for a cashless exercise of warrants.

During the six months ended June 30, 2018, Two Rivers issued 374,250 common stock to Black Mountain for a $100,000 principle reduction in its Note Payable.

During the six months ended June 30, 2019, Two Rivers recognized $269,000 in stock based compensation to its employees and directors.

During the six months ended June 30, 2018, Two Rivers recognized $373,000 in stock based compensation to its employees and directors.

NOTE 7 – GOING CONCERN

The consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has not generated significant revenues and has a net loss of $1,326,000 during the six months ended June 30, 2019. Actual cash consumed from our operations during the six months ended June 30, 2019 was $481,000. At June 30, 2019, the Company had a working capital deficit of $20,198,000 and an accumulated deficit of approximately $95,780,000, respectively. The HCIC seller carry back debt are in technical default.

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

Since June 30, 2019 to August 13, 2019 the Company has collected $50,000 from entities related to Gerald Anderton, Sr. Chairman of the Board of Two Rivers Water & Farming Company as of July 30, 2019.

We are in the process of working with the Vaxa Entities and its funders to continue to fund Two Rivers operations. There is no assurances that this additional funding will occur.

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

Period	Amount Due
July 1 – December 31, 2019	$16,000
2020	$7,000
2021	-

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

NOTE 9 – RELATED PARTY

During the six months ended June 30, 2019 Mr. Harding loaned the Company $2,500 in January 2019. Additionally, the Company made repayments of approximately $11,000 for loans provided to the Company during the six months ended June 30, 2019.

NOTE 10 – SUBSEQUENT EVENTS

Pursuant to ASC 855, management has evaluated all events and transactions that occurred from June 30, 2019 through the date of issuance of these financial statements. During this period, we had the following significant subsequent events:

●	During the year ended December 31, 2018 a court date has been set for a hearing of the State of Colorado’s legal action to compel the Company to demolish Cucharas #5 reservoir. A contingent liability, with an offsetting expense of $1,800,000 has been recognized. In July, 2019, the Company reached a settlement with the State of Colorado, whereby the Company will pay approximately $922,000 plus interest to the State of Colorado in exchange for a full settlement of the above legal action. The Company anticipates recognizing a reduction of this contingent liability from $1,800,000 to approximately $922,000, along with additional non-cash gains of approximately $50,000 from the negotiations and resolution of previously recorded accounts payable, on Two Rivers’ financial reports dated September 30, 2019.

●	Additional Two Rivers common shares were issued as follows:

○	14,840 issued for a conversion from TR Capital; and

○	523,395 issued to Black Mountain for a warrant exercise.

●	Appointment and Election of Board Member

At a Two Rivers Water & Farming Company Board meeting on July 29, 2019, Mr. Gerald Anderton Sr. was appointed by unanimous consent to the Company’s board to serve until the next annual meeting of shareholders and Mr. Anderton accepted the appointment.

On July 30, 2019, Mr. Anderton was elected as Chairman of the Board of Two Rivers Water & Farming Company by unanimous consent.

For further information, refer to the Form 8-K filed by the Company on July 31, 2019

●	Acquisition of Vaxa Global, LLC and subsidiaries

On July 31, 2019, we completed our previously announced acquisition of Vaxa Global, LLC, or Vaxa, from Easby Land & Cattle Company, LLC, or Easby, pursuant to a share exchange agreement dated February 21, 2019, which we refer to as the Purchase Agreement. Under the terms of the Purchase Agreement, we acquired the 100% membership interest in Vaxa in exchange for 30,000,000 shares of our common stock and an earn-out arrangement for up to 20,000,000 additional shares of our common stock.

At the closing on July 31, 2019, we issued to Easby a total of 30,000,000 shares of common stock. In addition, we may be required to issue additional shares of common stock pursuant to an earn-out covenant in the share exchange agreement. The number of earn-out shares will equal the lesser of:

○	the quotient of 10 times the consolidated earnings before income taxes, depreciation and amortization, or EBITDA, of Vaxa for the twelve months ending June 30, 2020, divided by $1.00; and

○	20,000,000.

It is expected that the earn-out shares, if any, would be issued by August 2020.

Vaxa owns a 100% membership interest in each of Ekstrak Labs LLC, or Ekstrak, and Gramz Holdings, LLC, or Gramz. Vaxa grows hemp plants for cannabidiol, or CBD, extraction. Ekstrak extracts CBD hemp. Gramz™ produces and sells CBD extract in the form of both isolate and full-spectrum oil, compounds, such as Gramz Herbal Topical and Gramz Whole Plant Matrix Sublingual Drops, which have been developed to capitalize on the medicinal and therapeutic benefits of hemp.

We intend to expand Vaxa’s operations to grow hemp on land that we own, using water that we supply. This will, in turn, provide additional hemp products to Ekstrak and Gramz™.

For further information, refer to the Form 8-K filed by the Company on August 1, 2019

●	Bridge Note from Gerald Anderton

On August 6, 2019, we received $50,000 from Gerald Anderton as a bridge note. Mr. Anderton currently serves on Two Rivers’ Board and as Chairman of the Board.

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

The following table presents our holdings of storage water rights:

	Elevation	Priority No.		Appropriation Date	Average Annual Yield (A.F.)	Decreed Amount (A.F.)	Estimate of Current Effective Storage (A.F.)
Huerfano Valley Reservoir	4,702 ft	6		2/2/1888	1,424	2,017	1,000
Cucharas Valley Reservoir	5,570 ft	66		3/14/1906	3,055	31,956	Current no-fill
Cucharas Valley Reservoir**	5,705 ft	66c	**	3/14/1906		34,404	restriction*
Orlando Reservoir # 2	5,911 ft	349		12/14/1905	1,800	3,110	1,500

*	See State of Colorado litigation.

**	This is a conditional right while the engineering and construction of structures are completed to perfect a water right, in this case to physically store the water. The conditional right establishes a seniority date but allows time for completion of the project. Conditional rights are reviewed every six years by the water court to confirm that progress is being made on the effort to perfect the right. When a conditional water right is perfected, which can be done incrementally in the case of storage, the water right becomes absolute. In addition, the Cucharas Valley Reservoir has Conditional rights to 34,404 A.F. of additional storage.

Purchase of Vaxa Entities

On July 31, 2019, Two Rivers completed its acquisition of and 100% Vaxa Global, LLC; Ekstrak Labs, LLC; and Gramz Holdings, LLC (together the “Vaxa Entities”) from Easby Land & Cattle Company, LLC, in exchange for 30,000,000 Two Rivers’ common shares and a potential to issued an additional 20,000,000 Two Rivers’ common shares subject to an earn-out performance by the Vaxa Entities over a 12 month period.

Results of Operations

For the Three Months Ended June 30, 2019, compared to the Three Months Ended June 30, 2018

During the three months ended June 30, 2019, we recorded revenues of approximately $23,000, compared to approximately $10,000 in the three-month period ended June 30, 2018. The increase of $13,000 was due to additional farm and grazing lease revenue.

Operating expenses during the three months ended June 30, 2019 and 2018 were approximately $405,000 in expenses and $515,000, respectively. The decrease of $110,000 was primarily due to the Company reducing its general and administrative expenses.

Other income and expenses for the three months ended June 30, 2019 and 2018 were approximately $235,000 in expenses and $11,924,000 in income respectively. The net increase of $12,159,000 is mostly due to the recognition of the GrowCo deconslition of $12,773,000 less the Company’s recognition of a loss of $617,000 under the equity method of its investment in GrowCo Partners 1, LLC.

During the three months ended June 30, 2019 and 2018, we recognized a loss from continuing operations of $617,000 and a profit from continuing operations of $11,419,000, respectively.

During the three months ended June 30, 2019 and 2018, we recognized preferred distributions of approximately $6,000 and $498,000. The reduction is due to the Company, effective July 2018, no longer recording an accrual for the TR Capital’s preferred distribution. We also recognized a $3,000 net loss attributed to noncontrolling interest for the three months ended June 30, 2018.

As the result of the foregoing, the net loss attributed to our common shareholders for the three months ended June 30, 2019 was $623,000, compared to a profit of $10,918,000 for the three months ended June 30, 2018.

For the Six Months Ended June 30, 2019, compared to the Six Months Ended June 30, 2018

During the six months ended June 30, 2019, we recorded revenues of approximately $37,000, compared to approximately $17,000 in the six-month period ended June 30, 2018. The increase of $20,000 was due to additional farm and grazing lease revenue.

Operating expenses during the six months ended June 30, 2019 and 2018 were approximately $869,000 and $1,235,000, respectively. The decrease of $366,000 was primarily due to the Company reducing its general and administrative expenses.

Other income and expenses for the six months ended June 30, 2019 and 2018 were approximately $482,000 in expenses and $11,725,000 in income respectively. The net increase of $12,207,000 is mostly due to the recognition of the GrowCo deconsolidation of $12,773,000 less the Company’s recognition of a loss of $617,000 under the equity method of its investment in GrowCo Partners 1, LLC.

During the six months ended June 30, 2019 and 2018, we recognized a loss from continuing operations of $1,314,000 and a profit from continuing operations of $10,507,000, respectively.

During the six months ended June 30, 2019 and 2018, we recognized preferred distributions of approximately $12,000 and $996,000. The reduction is due to the Company, effective July 2018, no longer recording an accrual for the TR Capital’s preferred distribution.

As the result of the foregoing, the net loss attributed to our common shareholders, after recognizing preferred distributions and income attributed to non-controlling interest, for the six months ended June 30, 2019 was $1,326,000 loss, compared to a profit of $8,701,000 for the three months ended June 30, 2018.

Liquidity and Capital Resources

Resources

We have expanded our operations relying on various funding mechanisms, including debt, convertible debt and equity capital. Since inception, we have raised and invested over $82 million to acquire, improve, integrate farm/water assets, launch related businesses, and support operations.

We believe with the anticipated influx of additional capital from strategic partners we will have sufficient capital to meet our anticipated cash needs for at least the next twelve months. In January and February 2019, the Company engaged in discussions with the Vaxa Group that would, among other things, strengthen and expand our business operations and enable the Company to raise additional capital. This merger/combination closed on July 31, 2019. It is anticipated that this merger has, and will, facilitate the Company’s receipt of working capital and provide strategic, vertically integrated hemp-focused businesses.

Our future working capital requirements will depend on many factors, including the expansion of farming and water projects. To the extent our cash, cash equivalents and cash flows from operating activities are insufficient to fund our future activities, we may need to raise additional funds through public or private equity or debt financing. We also may need to raise additional funds in the event we determine in the future to affect one or more acquisitions of businesses, technologies and products. If additional funding is required, we may not be able to affect an equity or debt financing on terms acceptable to us or at all.

We historically have funded our operations primarily from the following sources:

●	proceeds of private placements of equity, equity-related and debt securities of Two Rivers Water & Farming Company and subsidiaries;
●	cash flow generated from operations; and
●	loans and lines of credit.

At the present time we have no available line or letters of credit.

Cash flow from operations has not historically been sufficient to sustain our operations without the above additional sources of capital. As of June 30, 2019, we had cash and cash equivalents of approximately $146,000. Cash flow consumed by our operating activities totaled approximately $425,000 for the six months ended June 30, 2019 compared to operating activities consuming approximately $576,000 for the six months ended June 30, 2018.

As of June 30, 2019, we had approximately $209,000 in current assets and approximately $20,407,000 in current liabilities. A large portion of the current liabilities ($7,250,000) is from the HCIC seller carry back notes, some of which were due June 30, 2016. As of June 30, 2019, we are in default on the HCIC note payments. As a result, the entire amount of the notes has been classified as current. While there is no assurance, management believes it will be successful in restructuring these notes and bring them current. Currently the Company is working with an outside party to purchase the HCIC notes and restructure the debt.

Cash generated by investing activities was approximately $16,000 for the six months ended June 30, 2019 compared to cash used by investing activities of approximately $20,000 for the six months ended June 30, 2018.

Cash produced in financing activities was approximately $549,000 for the six months ended June 30, 2019 compared to a production of cash of approximately $618,000 for the six months ended June 30, 2018.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to the impact of interest rate changes and change in the market values of our real estate properties and water assets. Because we had no market risk sensitive instruments outstanding as of June 30, 2019, it was determined that there was no material market risk exposure to our consolidated financial position, results of operations, or cash flows as of such date. We do not enter into derivatives or other financial instruments for trading or speculative purposes.

ITEM 4. CONTROLS AND PROCEDURES

Management’s Evaluation of Disclosures Controls and Procedures

Our management, comprised of our chief executive officer (CEO) and chief financial officer (CFO), (presently the same person fills both officer roles), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based on that evaluation, and taking the matters described below into account, the Company’s CEO and CFO and have concluded that our disclosure controls and procedures over financial reporting were not effective during reporting period ended June 30, 2019.

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

In July, 2019, the Company reached a settlement with the State of Colorado, whereby the Company will pay approximately $922,000 plus interest to the State of Colorado in exchange for a full settlement of the above legal action. The Company anticipates recognizing a reduction of this contingent liability from $1,800,000 to approximately $922,000, along with additional non-cash gains of approximately $50,000 from the negotiations and resolution of previously recorded accounts payable, on Two Rivers’ financial reports dated September 30, 2019.

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

TWO RIVERS WATER & FARMING COMPANY

Date: August 12, 2019	By:	/s/ Wayne Harding
Wayne Harding
Chief Executive Officer and acting Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

