Form 10-Q
period 2019-09-30
TWO RIVERS WATER & FARMING Co
filed 2019-11-25
CIK 1302946

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

000-51139

(Commission file number)

Two Rivers Water & Farming Company

(Exact name of registrant as specified in its charter)

Colorado	13-4228144
(State of Incorporation)	(I.R.S. Employer Identification No.)

3025 S. Parker Road, Suite 140, Aurora, CO 80014

(Address of principal executive offices) (Zip Code)

(303) 222-1000

(Registrant’s telephone number, including area code)

Not applicable

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]
Emerging growth company [X]

If an emerging growth company, indicate by the check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:87,145,235 shares as of November 22, 2019.

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TWO RIVERS WATER & FARMING COMPANY AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except for number of shares)

(Unaudited)

	September 30, 2019	December 31, 2018
	(Unaudited)	(Derived from Audit)
ASSETS:
Current Assets:
Cash and cash equivalents	$401	$6
Accounts receivable, related party	17	0
Deposits and other current assets	63	58
Total Current Assets	481	64
Long Term Assets
Property, equipment and software, net	5	20
Land	3,252	3,299
Water assets	24,891	24,891
Supply rights	480	-
Investment in GCP1	2,192	2,289
Goodwill	14,100	-
Other long term assets	98	96
Total Long Term Assets	45,018	30,595
TOTAL ASSETS:	$45,499	$30,695

LIABILITIES & STOCKHOLDERS’ EQUITY:
Current Liabilities:
Accounts payable	$1,305	$1,243
Accrued liabilities	5,963	5,780
Current portion of notes payable, net of discount	9,329	8,099
Preferred dividend payable	4,988	4,970
Total Current Liabilities	21,585	20,092
Notes payable, net of current portion	868	1,173
Total Liabilities	22,453	21,265
Commitments & Contingencies (Notes 4,7,9,10)
Stockholders’ Equity:
Common stock, $0.001 par value, 200,000,000 shares authorized, 83,195,939 shares issued and outstanding at September 30, 2019 and 45,574,458 shares issued and outstanding at December 31, 2018	84	46
Preferred shares, $0.001 par value, 5,000,000 shares authorized, 64,935 shares issued and outstanding at September 30, 2019 and December 31, 2018.	252	252
Additional paid-in capital	95,942	81,186
Accumulated (deficit)	(95,596)	(94,454)
Total Two Rivers Water & Farming Company Stockholders’ Equity	682	(12,970)
Noncontrolling interest in subsidiaries	22,364	22,364
Total Stockholders’ Equity	23,046	9,394
TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$45,499	$30,659

The accompanying notes to consolidated financial statements are an integral part of these statements

TWO RIVERS WATER & FARMING COMPANY AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(In thousands, except for number of shares)

(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2019	2018	2019	2018
Revenue:
Sales	$3	$-	$3	$-
Distribution Rights	100	-	100	-
Land leasing	-	-	34	-
Other	5	5	8	-
Total Revenue	108	5	145	22
Direct cost of revenue	-	-	-	-
Gross Margin	108	5	145	22
Operating Expenses
General and administrative	312	661	1,149	1,838
Dam demolition expense	(825)	1,800	(825)	1,800
Depreciation and amortization	16	17	48	75
Total operating expenses	(497)	2,478	372	3,713
Profit (Loss) from Operations	605	(2,473)	(227)	(3,691)
Other Income (Expense)
Interest expense	(390)	(217)	(918)	(736)
Gain (loss) on disposal of assets and intangibles	-	37	85	114
Loss on debt settlement	-	-	33	-
Other income	1	4	1	15
Gain on de-consolidation of GrowCo	-	-	-	12,773
Loss on investment in GrowCo Partners 1, LLC	(26)	-	(98)	(617)
Total other income (expense)	(415)	(176)	(897)	11,549
Net Profit (Loss) from Continuing Operations Before Taxes	190	(2,649)	(1,124)	7,858
Income tax (provision) benefit	-	-	-	-
Net Profit (Loss) from Continuing Operations After Taxes	190	(2,649)	(1,124)	7,858
Net (Loss) from Deconsolidation and Discontinued Operations	-	-	-	(810)
Net Profit (Loss) before Preferred Dividends and Non-Controlling Interest	190	(2,649)	(1,124)	7,048
Preferred distributions	(6)	(6)	(18)	(1,002)
Net loss attributable to non-controlling interest	-	-	-	-
Net Profit (Loss) Attributable to Common Shareholders	184	(2,655)	(1,142)	6,046
Profit (Loss) Per Common Share - Basic:	0.00	(0.08)	(0.02)	0.18
Profit (Loss) Per Common Share – Basic and Dilutive:	0.00	(0.08)	(0.02)	0.16
Weighted Average Shares Outstanding:
Basic	71,006	34,256	57,057	33,529
Dilutive	85,867	34,256	57,057	37,149

The accompanying notes to consolidated financial statements are an integral part of these statements

TWO RIVERS WATER & FARMING COMPANY AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	2019	2018
Cash Flows from Operating Activities:
Net loss, before NCI	$(1,142)	$6,046
Net loss from discontinued operations	-	810
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	48	75
Accretion of debt discount	313	178
Loss (Gain) from debt extinguishment	(33)	-
Loss of modification of convertible debt	(8)	-
Stock issued for services	144	-
Stock option and warrant exercise	290	1,220
Gain on deconsolidation	-	(12,773)
Loss of investment in GrowCo	98	617
Loss (Gain) from disposal of fixed assets	(85)	(114)
Net change in operating assets and liabilities
Decrease (Increase) in accounts receivable, related party	(4)	2
Decrease in deposits, prepaid expenses and other assets	(2)	(47)
Increase (decrease) in accounts payable	77	93
Increase in distribution payable to preferred shareholders	18	1,002
Increase in accrued liabilities and other	(503)	2,067
Net Cash Used in Operating Activities	(789)	(824)
Cash Flows from Investing Activities:
Purchase of property and equipment	(33)	-
Sale of property and equipment	47	72
Investment in water assets	-	(102)
Acquisition	9	-
Net Cash Used in Investing Activities	23	(30)
Cash Flows from Financing Activities:
Borrowings on debt – related party	20	-
Proceeds from debt	1,235	1,426
Payment on notes payable	(94)	(532)
Net Cash Provided by Financing Activities	1,161	894
Net Increase in Cash & Cash Equivalents	395	40
Beginning Cash & Cash Equivalents	6	14
Ending Cash & Cash Equivalents	401	54

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$-	$196
Shares issued in exchange for debt	$357	$-
Conversion of debt, preferred shares into Two Rivers common stock	$287	$100
Land exchanged for debt	$58	$-
Equipment exchanged for debt	$14	$-
Debt discount from beneficial conversion feature	$516	$-
Cashless exercise of warrants	$1	$1

The accompanying notes to consolidated financial statements are an integral part of these statements

TWO RIVERS WATER & FARMING COMPANY AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(In thousands)

(Unaudited)

	Voting Common Stock		Water Redev. Preferred		Additional Paid-in	Accumulated	Non-Controlling	Stockholders’
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Interest	Equity
Balances December 31, 2017	32,750	$34	65	$252	$77,267	$(97,168)	$31,752	$12,137

Net Income attributed to Two Rivers common shareholders	-	-	-	-	-	6,046	-	6,046
Prior period adjustment preferred shares	-	-	-	-	(100)	-	-	(100)
Stock issued in exchange for debt settlement	874	2	-	-	98	-	-	100
Shares issued for TR Capital conversions	15	-	-	-	-	-	-	-
Stock-based compensation	-	-	-	-	1,190	-	-	1,190
Shares issued for services	1,091	0	-	-	(1)	-	-	(1)
RSU issuance	118	0	-	-	(0)	-	-	-
Warrant issuance	-	-	-	-	30	-	-	30
Non-controlling interest	-	-	-	-	-	-	(383)	(383)
GrowCo deconsolidation	-	-	-	-	-	-	(8,858)	(8,858)
Balances, September 30, 2018	34,848	$36	65	$252	$78,484	$(91,122)	$22,511	$10,161

Balances December 31, 2018	45,575	$46	65	$252	$81,186	$(94,454)	$22,364	$9,394

Net Income attributed to Two Rivers common shareholders	-	-	-	-	-	(1,142)	-	(1,142)
Stock issued in exchange for debt settlement	4,220	4	-	-	283	-	-	287
Beneficial conversion feature on convertible debt	-	-	-	-	516	-	-	516
Stock-based compensation	-	-	-	-	230	-	-	230
Shares issued for services	755	1	-	-	143	-	-	144
Warrant exercise	1,324	2	-	-	(2)	-	-	-
Warrant issuance	-	-	-	-	60	-	-	60
Refundable shares issued for debt	1,322	1	-	-	356	-	-	357
Shares issued for acquisition	30,000	30	-	-	13,170	-	-	13,200
Balances September 30, 2019	83,196	$84	65	$252	$95,942	$(95,596)	$22,364	$23,046

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

On January 29, 2014, the board of directors approved a plan to reorganize our subsidiaries in a more integrated manner based on functional operations. We formed a new company, TR Capital Partners, LLC or TR Capital, which issued all of its common units to Two Rivers Water & Farming Capital. TR Capital then initiated the transactions described below under “Placement of Preferred Units”. Following the completion of those transactions in September 2014, TR Capital and our other direct and indirect subsidiaries (excluding HCIC Holdings, LLC and Huerfano-Cucharas Irrigation Company) entered into a series of related transactions as the result of which assets and operations of such other subsidiaries transferred to TR Capital. As a result of those transactions, TR Capital owns all of the operations formerly conducted by those subsidiaries.

Overview

In 2009, we began acquiring and developing irrigated farmland and associated water rights and infrastructure. As of September 30, 2019, we own approximately 7,076 gross acres. Gross acres owned showed a net increase of 811 acres from 6,265 gross acres at December 31, 2018 due the addition of acreage owned by Huerfano Cucharas Irrigation Company that was previously not reported.

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

Since October 2016, we have refocused on monetizing our assets through asset sales and reinvestment. We plan to sell assets that we have determined will not yield significant future returns to our shareholders and invest strategically in the assets that we believe will. We plan to take net proceeds, if any, from these sales and continue to invest in our water and water infrastructure.

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

The Company requested from GrowCo management financial information to complete the Company’s June 30, 2018 financials. On July 17, 2018 the Company was notified by GrowCo’s management that GrowCo would not provide the requested financial information. This event triggered the Company’s management to re-examine the consolidation and VIE (variable interest entity) rules under US GAAP. Management concluded that as of April 1, 2018 the consolidation of GrowCo and GrowCo’s related entities was no longer required under US GAAP.

Water Redevelopment Company

We formed Water Redevelopment Company (“Water Redev”) in February 2017 for the purpose of separating our water assets from the rest of our business and to facilitate raising additional capital to invest in our water assets. Water Redevelopment Company is a subsidiary of Two Rivers and focuses on development and redevelopment of infrastructure for water management and delivery. Water Redevelopment’s primary area of focus is in the Huerfano-Cucharas river basin in southeastern Colorado. Although no final decision has been reached, we are considering various alternatives and proposals for financing and restructuring Water Redev including a spin-off to shareholders, direct funding and partial or full rights sales.

Vaxa Entities

On July 31, 2019, Two Rivers completed its acquisition of a 100% interest in Vaxa Global, LLC and its two wholly-owned subsidiaries, Ekstrak Labs, LLC and Gramz Holdings, LLC (together the “Vaxa Entities”), from Easby Land & Cattle Company, LLC, in exchange for 30,000,000 Two Rivers’ common shares plus an additional 20,000,000 Two Rivers’ common shares subject to an earn-out performance by the Vaxa Entities over a 12 month period. The number of earn-out shares will equal the lesser of:

●	The quotient of 10 times the consolidated earnings before income taxes, depreciation and amortization, or EBITDA, of Vaxa for the twelve months ending June 30, 2020, divided by $1.00; and

●	20,000,000.

It is expected that the earn-out shares, if any, would be issued by August 2020.

We intend to expand Vaxa’s operations to grow hemp on land that we own, using water that we supply. This will, in turn, provide additional hemp products to Ekstrak and Gramz™.

In September 2019, Vaxa entered into an agreement to purchase over $700,000 in extraction and processing equipment, and all seeds, clone and biological assets, as well as the 2019 hemp crop from Butte Valley farm, from Montverde Partners, LLC (“Montverde”), in exchange for 3,000,000 shares of our common stock which were contributed by Easby Land & Cattle, LLC. Monteverde is a joint venture partner of Vaxa in the Butte Valley hemp farming operation near Walsenburg, Colorado. The transaction closed in October 2019.

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

Under guidance in ASC 810-10-05-8 “Consolidation of VIEs” (Variable Interest Entities) the Company’s management has determined that GrowCo and its related entities, GCP1, GCP Super Units, GCP2, should no longer be consolidated for financial statement purposes. The Company now reports its ownership position under the equity method of accounting. Prior to June 30, 2018, GrowCo and its related entities were consolidated.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Item 210 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by U.S. GAAP for complete financial statements, although the Company believes that the disclosures made are adequate to make the information not misleading. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation for the periods presented have been included as required by Regulation S-X, Rule 10-01. Operating results for the three and nine months ended September 30, 2019 are not necessarily indicative of the results that may be expected for the year ended December 31, 2019. It is suggested that these condensed consolidated financial statements be read in conjunction with the Company’s consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the Securities and Exchange Commission on April 15, 2019.

Deconsolidation of GrowCo, Inc.

Even though the Company no longer consolidates GrowCo and GrowCo’s related entities into the Company’s financials, Management has determined that the Company is a guarantor of GrowCo’s $4M Secured Notes. The Company did not sign these notes as a guarantor but has provided collateral owned by the Company with a 2018 appraised value of $2,359,000. Since Two Rivers’ Management desires to present a conservative representation of its financial information it has determined to set the probability of collection against its collateral at 100% of the recent appraised value. The Company has recorded a contingent liability of $2,359,000 and offset this amount as an increase in the Company’s investment in GCP1 (ASC 460-10-55-23c).

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

Non-controlling Interest

Below is the detail of non-controlling interest shown on the condensed consolidated balance sheets.

Entity	September 30, 2019	Dec 31, 2018
TR Capital	$20,342,000	$20,342,000
HCIC	1,379,000	1,379,000
F-1	29,000	29,000
F-2	162,000	162,000
DFP	452,000	452,000
Total	$22,364,000	$22,364,000

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

Below is a summary of premises and equipment:

Asset Type	Life in Years	September 30, 2019	December 31, 2018
Office equipment, furniture	5 – 7	$12,000	$12,000
Computers	3	46,000	46,000
Vehicles	5	9,000	25,000
Farm equipment	7 – 10	147,000	147,000
Buildings	27.5	10,000	10,000
Website	3	7,000	7,000
Subtotal		231,000	247,000
Less: Accumulated depreciation		(226,000)	(227,000)
Net book value		$5,000	$20,000

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

The Company’s land located in El Paso County, Colorado, is being partially developed into 35 to 40 acre lots to be sold. For the year ended December 31, 2018 the Company recognized a gain of $238,000 from approximately $360,000 in land sales. For the nine months ended September 30, 2019, we sold two lots totaling 78 acres for a gross sales price of $116,000, recognized a gain of approximately $68,000. This transaction provided cash of approximately $47,000, paid in full the first mortgage of the El Paso land note for approximately $58,000, and direct expenses of sale of approximately $11,000. In the three months ended September 30, 2019, there were no land sales.

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

In conjunction with the acquisition of Vaxa, the Company recognized goodwill of approximately $14,100,000 based on the issuance of 30,000,000 shares at the closing share price ($0.44) on the date of acquisition (July 31, 2019) plus net liabilities acquired (See NOTE 8).

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

For the year ended December 31, 2018 and the nine months ended September 30, 2019, the Company did not recognize any impairments.

Revenue Recognition

Effective January 1, 2018, the Company adopted ASC 606 — Revenue from Contracts with Customers. Under ASC 606, the Company recognizes revenue from the commercial sales of products, land, licensing agreements and farming contracts by applying the following steps: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to each performance obligation in the contract; and (5) recognize revenue when each performance obligation is satisfied. For the comparative periods, revenue has not been adjusted and continues to be reported under ASC 605 — Revenue Recognition. Under ASC 605, revenue is recognized when the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) the performance of service has been rendered to a customer or delivery has occurred; (3) the amount of fee to be paid by a customer is fixed and determinable; and (4) the collectability of the fee is reasonably assured.

There was no impact on the Company’s financial statements as a result of adopting Topic 606 for the three and nine months ended September 30, 2019 and 2018.

Farming

For the three and nine months ended September 30, 2019 the Company had approximately $0 in net crop share revenues. For the three and nine months ended September 30, 2018, the Company recognized approximately $0 in net crop share revenues. During 2018, the Company entered into a crop share arrangement for a percentage of a hemp crop produced on 4 acres of farm land at Butte Valley in Huerfano County, Colorado. A net payment of $18,000 for the Company’s share was received in the three months ended December 31, 2018

Vaxa generates revenue from hemp farming operations, distribution agreements and CBD consumer product sales. For the nine months ended September 30, 2019, Vaxa generated approximately $103,000 in revenue. Prior to the acquisition, Vaxa entered into a farm lease with the Company to run a pilot hemp farming operation in Butte Valley on property that the Company owned.

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

Dam Demolition Expense

During the year ended December 31, 2018 a court date has been set for a hearing of the State of Colorado’s legal action to compel the Company to demolish Cucharas #5 reservoir. A contingent liability, with an offsetting expense of $1,800,000 has been recognized. In July 2019, the Company reached a settlement with the State of Colorado, whereby the Company will pay approximately $1,000,000 plus interest to the State of Colorado in exchange for a full settlement of the above legal action. The Company recognized a reduction of this contingent liability from $1,800,000 to approximately $1,000,000, along with additional non-cash gains of approximately $25,000 from the negotiations and resolution of previously recorded accounts payable, on Two Rivers’ in these financial statements. In the three months ending September 30, 2019, the Company made payments of approximately $82,000 to the State of Colorado in compliance with the payment terms of the settlement agreement. The balance of the accrued expense for the settlement was approximately $893,000 on September 30, 2019.

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

On May 21, 2019, the Company entered into a convertible promissory note with an investor of the Company in the amount of $262,500. The note bears 10% interest and is payable in full on May 21, 2020. The Company has recorded a beneficial conversion feature of $258,000, which is recorded as a discount on the note payable and being amortized over the life of the note. As of September 30, 2019 the balance of the beneficial conversion feature is approximately $168,000.

On May 21, 2019, the Company entered into a convertible promissory note with an investor of the Company in the amount of $262,500. The note bears 10% interest and is payable in full on May 21, 2020. The Company has recorded a beneficial conversion feature of approximately $258,000, which is recorded as a discount on the note payable and being amortized over the life of the note. As of September 30, 2019, the balance of the beneficial conversion feature is approximately $168,000.

On September 19, 2019 the Company entered into a convertible promissory note with an investor of the Company in the amount of $575,000. The note bears 12% interest and is payable in full on March 19, 2020. The note is convertible after 180 days so no beneficial conversion feature was recognized. The Company recognized a total original issue discount amount of approximately $413,000 on the note consisting of a fixed amount of $58,000 and $356,000 for shares issued. Approximately 83% of the shares issued by the Company ($297,000 of the note discount) are returnable to the Company if the note is repaid on or before the maturity date.

Preferred Dividend Payable

Preferred dividend payable represents dividends payable to holders of preferred units of TR Capital, approximately $4,937,000 as of September 30, 2019 and preferred dividends owed to holders of the Water Redevelopment Company preferred shares of approximately $51,000.

Beginning on July 1, 2018, the Company terminated the accrual of the preferred dividends payable to TR Capital preferred members due to a binding letter of intent executed with an outside strategic partner. Additionally, TR Capital has not declared dividends due the Company’s financial condition.

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

The Company recognizes interest and penalties related to unrecognized tax benefits on the income tax expense line in the accompanying consolidated statement of operations. As of September 30, 2019, no accrued interest or penalties are included on the related tax liability line in the balance sheet.

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

The dilutive effect of the outstanding 3,058,500 options, and 17,537,896 warrants at December 31, 2018, have an exercise price in excess of the Company’s closing price of $0.17/share as of December 28, 2018; therefore these shares have not been included in the determination of diluted earnings per share since, under ASC 260 they would be anti-dilutive. As of September 30, 2019, the total number of warrants outstanding were 5,948,730, including 4,225,778 issued to Black Mountain which have an exercise price of $0.07878/share.

The common shares used in the computation of basic and diluted net income (loss) per share are reconciled as follows:

	Nine Months Ended September 30,
	2019	2018
Weighted average number of shares outstanding – basic	71,006,000	57,057,000
Dilutive effect of convertible debt	8,912,000	-
Dilutive effect of warrant exercise	5,949,000	-
Weighted average number of shares outstanding – diluted	85,867,000	57,057,000

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

In March 2018, the FASB issued ASU No. 2018-05, Income Taxes (Topic 740) – “Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118”. The amendment provides guidance on accounting for the impact of the Tax Cuts and Jobs Act (the “Tax Act”) and allows entities to complete the accounting under ASC 740 within a one-year measurement period from the Tax Act enactment date. This standard is effective upon issuance. The Tax Act has several significant changes that impact all taxpayers, including a transition tax, which is a one-time tax charge on accumulated, undistributed foreign earnings. The calculation of accumulated foreign earnings requires an analysis of each foreign entity’s financial results going back to 1986. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

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

In February 2016, the FASB issued ASU 2016-02, “Leases” Topic 842, which amends the guidance in former ASC Topic 840, Leases. The new standard increases transparency and comparability most significantly by requiring the recognition by lessees of right-of-use (“ROU”) assets and lease liabilities on the balance sheet for all leases longer than 12 months. Under the standard, disclosures are required to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. For lessees, leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement. The Company adopted the new lease guidance effective January 1, 2019. The Company only has one lease in effect; its office lease located in Aurora Colorado. The lease rate is less than $3,000/month and expires on March 31, 2020. The Company is more likely than not to renew this lease and is not obligated to renew the lease. The office lease is insignificant to the financial presentation of the Company; therefore, it is not shown on the Company’s financial statements. The Company has adopted the modified retrospective approach therefore the Company has no plans of restating prior periods and that there is no asset or liability currently.

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

Gain on Disposal of Assets

During the nine months ended September 30, 2019 and 2018, we sold sub-divided, unimproved lots of land located in El Paso County Colorado and recognized a gain of approximately $68,000 and $80,000, respectively. For the nine months ended September 30, 2019, we recognized approximately $85,000 gain from sale and disposal of equipment.

NOTE 4 – NOTES PAYABLE

Below is a summary of the Company’s consolidated long-term debt:

	September 30, 2019			December 31, 2018
Note	Principal Balance	Accrued Interest	Discount	Principal Balance	Interest rate	Security
HCIC seller carry back	$6,323,000	$1,050,000	$-	$6,323,000	6%	Shares in the Mutual Ditch Company
CWCB	622,000	11,000	-	690,000	2.5%	Certain Orlando and Farmland assets
GrowCo note	390,000	29,000	-	390,000	6%	None
Bridge loan Harding	7,000	1,000	-	15,000	12%	Added to lien on Ellicott land
El Paso Land notes	271,000	76,000	-	271,000	12%	Second lien on Ellicott land
Easby Credit Line (Vaxa), related party	486,000	8,000	-	-	-	Unsecured
Promissory Note (Vaxa)	250,000	-	-	-	-	Biomass material
Investors Fiduciary, related party	786,000	133,000	-	551,000	20%	Shares of HCIC
Auctus Convertible Note	262,500	9,000	168,000	-	10%	Unsecured
Morningview Convertible Note	262,500	9,000	168,000	-	10%	Unsecured
Labry’s Convertible Note	575,000	2,000	388,000	-	12%	Unsecured
WRC convertible notes	300,000	101,000	-	500,000	12%	Lien on water supply agreement
Butte Valley Land notes	400,000	101,000	-	200,000	18%	Butte Valley Land
McFinney Agri-Finance	-	-	-	60,000	6.8%	2,400 acres of land in Ellicott Colorado
Powderhorn/Silverback note	-	-	-	203,000	12%	Third lien on Ellicott land
Equipment loans	-	-	-	57,000	5-8%	Equipment
Morningview Financial note	-	-	-	75,000	18%	Unsecured
Total	10,935,000	$1,530,000	$(724,000)	9,335,000
Less: note discounts	(724,000)			(63,000)
Less: Current portion net of discount	(9,343,000)			(8,045,000)
Long term portion	$868,000			$1,227,000

NOTE 5 – SHORT-TERM CONVERTIBLE NOTE PAYABLE

On September 24, 2019, we entered into an agreement (“Agreement”) with an accredited investor (“Note Holder”) to provide a net of $457,500 in short term working capital. Two Rivers intends to use these funds for the payment of certain debts, payments on accounts and working capital.

The face value of the convertible debt is $575,000 with a purchase price of $517,500, a 6-month term and an interest rate of 10% per annum. The debt is convertible at a per common stock price at the lower of 70% multiplied by the 10-day trailing market price of Two Rivers’ common shares (representing a discount rate of 30%) or $0.30/share. The Convertible note is subject to other terms and conditions.

Two Rivers issued 1,101,532 shares of its common stock (the “Returnable Shares”) to the Note Holder, as well as an additional 220,306 shares of Common Stock (the “Commitment Shares”), subject to the terms and conditions of the Agreement and the Note, pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933. If Two Rivers pays the convertible debt prior to 180 days from the date of the convertible note, the Returnable Shares shall be returned by the Note Holder to Two Rivers. If Two Rivers fails to pay the convertible note by that date, the Note Holder may retain the Returnable Shares.

In August 2019, Investors Fiduciary, LLC loaned $75,000 to the Company under the existing credit line to bring the balance to approximately $786,000 as of September 30, 2019. The credit line contains a conversion feature at a rate of $0.14 per share. Investors Fiduciary is controlled by Greg Harrington, CEO of the Company and Gerald Anderton, Sr., Chairman of the Board of the Company is an investor.

On May 24, 2019, we entered into separate securities purchase agreements with two investors pursuant to which we received $480,000 in cash, which we intend to use for the payment of outstanding indebtedness and accounts payable and for working capital. Pursuant to the securities purchase agreements, we issued convertible promissory notes, having a total principal amount of $525,000. Each of the notes has a one-year term and bears interest at the rate of 10% per annum. We sold the notes for an aggregate purchase price of $525,000, less $45,000 for payment for legal fees and original issue discount. Each of the notes is convertible into common stock at a price equal to 60% of the trailing market price of common stock (representing a discount of 40%). The minimum conversion price for each note is $0.20 per share unless and until such time, if any, as we do not make a principal and interest payment when due with respect to the note.

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

Operating results for each of the segments of the Company are as follows (in thousands):

	Nine Months Ended September 30, 2019				Nine Months Ended September 30, 2018
	Parent	Vaxa	Water	Total	Parent	Greenhouse	Water	Total
Revenue	$34	$103	$8	$145	$10	$-	$12	$22
Less: Direct Cost of Revenue	-	-	-	-	-	-	-	-
Gross Margin	34	103	8	145	10	-	12	22
Expenses
Total Operating Expenses	(611)	(14)	253	(372)	(886)	-	(997)	(1,883)
Total Other Income (Expense)	(484)	7	(420)	(897)	11,928	-	(2,209)	9,719
Net Income (Loss) from Operations Before Income Taxes	(1,061)	96	(159)	(1,124)	11,052	-	(3,194)	7,858
Income Taxes (Expense) Credit	-	-	-	-	-	-	-	-
Net Income (Loss) from Operations	(1,061)	96	(159)	(1,124)	11,052	-	(3,194)	7,858
Net Income (Loss) from Discontinued Operations	-	-	-	-	-	(810)	-	(810)
Preferred dividends	-	-	(18)	(18)	(986)	-	(16)	(1,002)
Non-controlling interest	-	-	-	-	-	-	-	-
Net Income (Loss)	$(1,061)	$96	$(177)	$(1,142)	$10,066	$-	$(3,210)	$6,046
Segmented Assets	$24,856	$24,856	$20,131	$45,500	$10,746	$-	$20,175	$30,921

NOTE 7 – EQUITY TRANSACTIONS

The Company has authorized 200,000,000 shares of common stock with a par value of $0.001. The total issued common stock as of September 30, 2019, was 83,195,969 common shares.

During the nine months ended September 30, 2019, Two Rivers issued the following common stock:

●	1,179,817 shares issued to Morningview as a $75,000 principal paydown plus interest, which represents the debt being fully paid at June 30, 2019 and which did not produce a loss because the conversion was made under the terms of the convertible debt agreement;
●	3,040,350 shares issued to Powderhorn/Silverback as a $127,665 principal paydown plus interest, which represents the debt being fully paid at June 30, 2019 and which did not produce a loss because the conversion was made under the terms of the convertible debt agreement;
●	555,560 shares issued to an investor relations firm. The shares issued were valued at $0.1283/share with a corresponding expense of approximately $71,000;
●	545,455 shares issued to Silverback for a cashless exercise of warrants;
●	255,231 shares issued to Black Mountain for a cashless exercise of warrants;
●	14,840 shares issued for a conversion from TR Capital;
●	523,395 shares issued to Black Mountain for a cashless exercise of warrants;
●	30,000,000 shares issued to Easby Land & Cattle Company, LLC. The shares were valued at $0.44/share or approximately $13,200,000;
●	185,000 shares issued to a chief financial officer firm. The shares issued were valued at $0.27/share with a corresponding expense of approximately $50,000;
●	139,985 shares issued for a conversion from TR Capital; and
●	1,321,838 shares issued to Labrys Fund, LP (see Note 5).

During the nine months ended September 30, 2018, Two Rivers issued 374,250 common stock to Black Mountain for a $100,000 principal reduction in its Note Payable.

During the nine months ended September 30, 2019, Two Rivers recognized $289,000 in stock based compensation to its employees and directors.

During the nine months ended September 30, 2018, Two Rivers recognized $373,000 in stock based compensation to its employees and directors.

During the nine months ended September 30, 2019, the Company recorded a total of $516,000 in beneficial conversion features related to Convertible Promissory Notes.

On May 21, 2019, the Company entered into a convertible promissory note with an investor of the Company in the amount of $262,500. The note bears 10% interest and is payable in full on May 21, 2020. The Company has recorded a beneficial conversion feature of approximately $258,000, which is recorded as a discount on the note payable and being amortized over the life of the note. As of September 30, 2019, the balance of the beneficial conversion feature is approximately $168,000.

NOTE 8 – ACQUISITION OF VAXA GLOBAL

On July 31, 2019, the Company closed on the purchase of all the membership interests in Vaxa Global, LLC (“Vaxa”) and its two wholly-owned subsidiaries from the sole member Easby Land & Cattle, LLC (“Easby”). Greg Harrington, the managing member of Easby became the CEO of the Company and a member of the Board of Directors in September 2019. Vaxa is in the business of hemp farming, extraction and manufactured consumer CBD products. The closing occurred pursuant to a Share Exchange Agreement between the Company and Easby on February 22, 2019, as amended.

Pursuant to the Share Exchange Agreement, the Company issued a total of 30,000,000 shares of common stock to Easby at the closing for the Vaxa membership interests. There was no cash consideration paid for the acquisition. The Purchase Price for the acquisition, $13,200,000 was calculated using the closing price Two Rivers common stock on the date of closing, $0.44/share, multiplied by 30,000,000 shares.

In addition to the shares issued at closing, the Company may be required to issue additional shares of common stock pursuant to an earn-out covenant in the share exchange agreement. The number of earn-out shares will equal the lesser of:

i.)	the quotient of 10 times the consolidated earnings before income taxes, depreciation and amortization, or EBITDA, of Vaxa for the twelve months ending June 30, 2020, divided by $1.00; and

ii.)	20,000,000.

It is expected that the earn-out shares, if any, would be issued by August 2020. There was no valuation applied to the earnout on the acquisition date due to the historical performance of Vaxa and the Company’s expectation of the likelihood of material earnings during the window. The earnout valuation will be reviewed quarterly until its expiration in June 2020.

The acquisition date estimated fair value of the consideration transferred totaled $13,200,000, which consisted of the following:

Cash paid	$0
Common Stock Issued	13,200,000
Total Purchase Price	$13,200,000

Net Assets Acquired	$511,000
Net Liabilities & Retained Earnings	(1,411,000)
Goodwill	14,100,000
Total Purchase Price	$13,200,000

The primary asset of Vaxa at the time of acquisition was an exclusive distribution agreement with a Canadian grower and supplier of cannabidiol-rich hemp biomass. The agreement was from its inception in December 2017 runs for a five-year term. The agreement calls for fixed payments of $700,000 for the exclusive supply rights at competitive fixed prices. Vaxa had recognized the value of the agreement as intangible asset and is amortizing the value over the 5 year period. The balance, net of amortization, on the time of acquisition was approximately $480,000.

During the preliminary purchase price allocation period, which may be up to one year from the business combination date, the Company may record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. After the preliminary purchase price allocation period, the Company may record adjustments to assets acquired or liabilities assumed subsequent to the purchase price allocation period in its operating results in the period in which the adjustments were determined.

Pro forma results

The following table sets forth the audited pro forma results of the Company as if the acquisition was effective on the first day of each period presented. These combined results are not necessarily indicative of the results that may have been achieved had the companies always been combined.

	Six Months	Twelve Months
	Ending	Ending
	Jun 30, 2019	Dec 31, 2018
	(unaudited)	(unaudited)
Revenue	$70,000	$66,000
Net Income (Loss)	$(1,608,000)	$1,820,000
Basic Net Income (Loss) per share	$(0.02)	$0.03
Diluted Net Income (Loss) per share	$(0.02)	$0.03
Weighted average shares – basic	79,967	65,139
Weighted average shares – diluted	79,967	67,408

NOTE 9 – GOING CONCERN

The consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has not generated significant revenues and has a net loss of $1,142,000 during the nine months ended September 30, 2019. Cash consumed from our operations during the nine months ended September 30, 2019 was $789,000. At September 30, 2019, the Company had a working capital deficit of $21,104,000 and an accumulated deficit of approximately $95,596,000. The HCIC seller carry back debt are in technical default.

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

Operating Leases

In January 2016, the Company entered into a new lease with the Colorado Center in Denver Colorado for the corporate headquarters. The space is 1,775 square feet and monthly payments of $3,900, with minor escalations and common area maintenance charges. The lease terminated on June 30, 2018. On March 1, 2017, the Company entered into a sub-lease agreement with its related party McGrow for its office facilities. McGrow did not fulfill its sub-lease agreement. In 2018, Two Rivers paid Colorado Center $24,000 as a penalty for early lease termination.

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

Employment Agreements

Since January 1, 2011, the Company has entered into a series of employment agreements with Wayne Harding in various capacities including Chief Financial Officer initially and later as Chief Executive Officer and Chairman. The initial term of the contract was one year, which renews automatically for successive one-year terms unless and until either party delivers notice of termination within 30 days of the expiration of the then current term. The original employment agreement was modified in 2017. On September 10, 2019, Harding resigned his positions as Chief Executive Officer and Member of the Board of Directors effective September 30, 2019. On September 10, 2019, Harding and the Company entered into a Management Services Agreement effective October 1, 2019 with a four month renewable term.

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

DFP Litigation

On October 18, 2017, at the Company filed a lawsuit against former employees of the its DFP farming operation for alleged theft. We are in the process of gathering evidence of the theft and setting a court hearing date. A former employee of DFP has filed a counter claim against the Company, which amount is immaterial. Management believes that claims against former employees are in excess of any counter claims. The counter claim on the lawsuit was settled in November 2019 and the Company will pursue an insurance claim for the theft losses.

NOTE 11 – RELATED PARTY

During the nine months ended September 30, 2019 Mr. Harding loaned the Company an additional $2,500. During the same period, the Company made repayments of approximately $11,000 leaving an outstanding balance of approximately $7,000 at September 30, 2019.

In August 2019, the Company received $75,000 in Bridge loans from Gerald Anderton which were added to the balance of the Credit Agreement with Investors Fiduciary, LLC. Mr. Anderton is an investor in Investors Fiduciary and currently serves on Two Rivers’ Board and as Chairman of the Board. Greg Harrington, Chief Executive Officer of the Company is the controlling shareholder of Investors Fiduciary.

NOTE 12 – SUBSEQUENT EVENTS

Pursuant to ASC 855, management has evaluated all events and transactions that occurred from September 30, 2019 through the date of issuance of these financial statements. During this period, we had the following significant subsequent events:

●	On November 7, 2019, Two Rivers entered into an agreement (“Agreement”) with the Note Holder, an accredited investor, to provide a net of $315,000 in short term working capital. Two Rivers intends to use these funds for the payment of certain debts, payments on accounts and working capital.

The face value of the convertible debt is $394,500 with a purchase price of $354,600, a 6-month term and an interest rate of 12% per annum. The debt is convertible at a price equal to the lower of (1) 70% multiplied by the lowest closing bid price or trading price (whichever is lower) of Two Rivers’ common shares during the 10 trading days immediately preceding the conversion date (representing a discount rate of 30%) and (2) $0.30 per share. The convertible note is subject to other terms and conditions.

Two Rivers issued 1,083,791 shares of its common stock (the “Returnable Shares”) to the Note Holder, as well as an additional 200,000 shares of Common Stock (the “Commitment Shares”), subject to the terms and conditions of the Agreement and the Note, pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933. If Two Rivers pays the convertible debt prior to 180 days from the date of the convertible note, the Returnable Shares shall be returned by the Note Holder to Two Rivers. If Two Rivers fails to pay the convertible note by that date, the Note Holder may retain the Returnable Shares.

●	On October 18, 2019, Black Mountain completed the cashless exercise of 2,665,505 shares of Common Stock.

●	In September 2019, Vaxa entered into an agreement to purchase over $700,000 in extraction and processing equipment, and all seeds, clone and biological assets, as well as the 2019 hemp crop from Butte Valley farm, from Montverde Partners, LLC (“Montverde”), in exchange for 3,000,000 shares of our common stock which were contributed by Easby Land & Cattle, LLC. Monteverde is a joint venture partner of Vaxa in the Butte Valley hemp farming operation near Walsenburg, Colorado. The transaction closed in October 2019.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

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

We own the following surface water rights:

Structure	Elevation	Priority No.	Appropriation Date	Consumptive Use	Decreed Amount
Butte Valley Ditch	5,909 ft	1	5/15/1862	360 A.F.	1.2 cfs
Butte Valley Ditch		9	5/15/1865		1.8 cfs
Butte Valley Ditch		86	5/15/1886		3.0 cfs
Butte Valley Ditch		111	5/15/1886		3.0 cfs
Robert Rice Ditch	5,725 ft	19	3/01/1867	131 A.F.	3.0 cfs
Orlando Canal No. 3	5,911 ft		10/19/1903
Huerfano Valley Ditch	4,894 ft	120	2/2/1888	2,891 A.F.	42.0 cfs
Huerfano Valley Ditch		342	5/1/1905		18.0 cfs

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

The following table presents our holdings of storage water rights:

	Elevation	Priority No.	Appropriation Date	Average Annual Yield (A.F.)	Decreed Amount (A.F.)	Estimate of Current Effective Storage (A.F.)
Huerfano Valley Reservoir	4,702 ft	6	2/2/1888	1,424	2,017	1,000
Cucharas Valley Reservoir	5,570 ft	66	3/14/1906	3,055	31,956	Current no-fill restriction[1]
Cucharas Valley Reservoir	5,705 ft	66c2	3/14/1906		34,404
Orlando Reservoir #2	5,911 ft	349	12/14/1905	1,800	3,110	1,500

Purchase of Vaxa Entities

On July 31, 2019, we completed our acquisition of Vaxa Global, LLC (“Vaxa”) from Easby Land & Cattle Company, LLC pursuant to a share exchange agreement dated February 21, 2019 (the “Purchase Agreement”). Under the terms of the Purchase Agreement, we acquired 100% of the membership interest in Vaxa in exchange for 30,000,000 shares of our common stock and an earn-out arrangement for up to 20,000,000 additional shares of our common stock. The number of earn-out shares will equal the lesser of:

●	The quotient of 10 times the consolidated earnings before income taxes, depreciation and amortization, or EBITDA, of Vaxa for the twelve months ending June 30, 2020, divided by $1.00; and
●	20,000,000.

It is expected that the earn-out shares, if any, would be issued by August 2020.

Vaxa owns a 100% membership interest in each of Ekstrak Labs LLC and Gramz Holdings, LLC.

●	Vaxa grows hemp plants for cannabidiol, or CBD, extraction;
●	Ekstrak extracts CBD hemp; and
●	GramzTM produces and sells CBD extract in the form of both isolate and full-spectrum oil, compounds, such as Gramz Herbal Topical and Gramz Whole Plant Matrix Sublingual Drops, which have been developed to capitalize on the medicinal and therapeutic benefits of hemp.

We intend to expand Vaxa’s operations to grow hemp on land that we own, using water that we supply. This will, in turn, provide additional hemp products to Ekstrak and Gramz™.

1 See State of Colorado litigation.

2 This is a conditional right while the engineering and construction of structures are completed to perfect a water right, in this case to physically store the water. The conditional right establishes a seniority date but allows time for completion of the project. Conditional rights are reviewed every six years by the water court to confirm that progress is being made on the effort to perfect the right. When a conditional water right is perfected, which can be done incrementally in the case of storage, the water right becomes absolute. In addition, the Cucharas Valley Reservoir has Conditional rights to 34,404 A.F. of additional storage.

Results of Operations

For the Three Months Ended September 30, 2019, compared to the Three Months Ended September 30, 2018

During the three months ended September 30, 2019, we recorded revenues of approximately $108,000, compared to approximately $5,000 in the three-month period ended September 30, 2018. The increase of $103,000 was due to Vaxa acquisition.

Operating expenses during the three months ended September 30, 2019 and 2018 were approximately $328,000 and $678,000, respectively, excluding the dam demolition expense. The decrease of $350,000 was primarily due to the Company reducing its general and administrative expenses.

Other income and expenses for the three months ended September 30, 2019 and 2018 were approximately $415,000 and $176,000, respectively. The net increase of $239,000 in expenses was primarily the result of increased interest expense and a lack of gain on asset sales.

During the three months ended September 30, 2019 and 2018, we recognized a profit from continuing operations of $190,000 and a loss from continuing operations of $2,649,000, respectively.

During the three months ended September 30, 2019 and 2018, we recognized preferred distributions of approximately $6,000 and $6,000 for the accrued dividends on the preferred stock of Water Redevelopment.

As the result of the foregoing, the net profit attributed to our common shareholders for the three months ended September 30, 2019 was $184,000, compared to a net loss of $2,655 for the three months ended September 30, 2018.

In December 2018, a contingent liability was established regarding the State of Colorado’s legal action to compel the Company to demolish Cucharas #5 reservoir. In that period, the Company recognized an expense of $1,800,000. In July 2019, the Company reached a settlement with the State of Colorado, whereby the Company will pay approximately $1,000,000 plus interest to the State of Colorado in exchange for a full settlement of the above legal action. In the three months ending September 30, 2019, the Company recognized a gain of $825,000 from the reduction of this contingent liability from $1,800,000 to approximately $1,000,000, along with additional non-cash gains of approximately $25,000 from the negotiations and resolution of previously recorded accounts payable, on Two Rivers’ in these financial statements.

For the Nine Months Ended September 30, 2019, compared to the Nine Months Ended September 30, 2018

During the nine months ended September 30, 2019, we recorded revenues of approximately $145,000, compared to approximately $22,000 in the nine-month period ended September 30, 2018. The increase of $123,000 was due to the Vaxa acquisition.

Operating expenses during the nine months ended September 30, 2019 and 2018 were approximately $1,197,000 and $1,913,000, respectively. The decrease of $716,000 was primarily due to the Company reducing its general and administrative expenses.

Other income and expenses for the nine months ended September 30, 2019 and 2018 were approximately $897,000 in expenses and $11,549,000 in income, respectively. The net increase of $12,446,000 is mostly due to the recognition of the GrowCo deconsolidation.

During the nine months ended September 30, 2019 and 2018, we recognized a loss from continuing operations of $1,124,000 and a profit from continuing operations of $7,858,000, respectively.

During the nine months ended September 30, 2019 and 2018, we recognized preferred distributions of approximately $18,000 and $1,002,000. The reduction is due to the Company ceasing to record an accrual for the TR Capital’s preferred distribution as of July 2018.

As the result of the foregoing, the net loss attributed to our common shareholders, after recognizing preferred distributions and income attributed to non-controlling interest, for the nine months ended September 30, 2019 was $1,142,000 loss, compared to a profit of $6,046,000 for the nine months ended September 30, 2018.

Liquidity and Capital Resources

Resources

We have expanded our operations relying on various funding mechanisms, including debt, convertible debt and equity capital. Since inception, we have raised and invested over $96 million to acquire, improve, integrate farm/water assets, launch related businesses, and support operations.

We believe with the anticipated influx of additional capital from strategic partners we will have sufficient capital to meet our anticipated cash needs for at least the next twelve months. In January and February 2019, the Company engaged in discussions with the Vaxa Group that would, among other things, strengthen and expand our business operations and enable the Company to raise additional capital. This acquisition of Vaxa closed on July 31, 2019. It is anticipated that this acquisition has, and will, facilitate the Company’s receipt of working capital and provide strategic, vertically integrated hemp-focused businesses.

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

Cash flow from operations has not historically been sufficient to sustain our operations without the above additional sources of capital. As of September 30, 2019, we had cash and cash equivalents of approximately $401,000. Cash flow used in our operating activities totaled approximately $789,000 for the nine months ended September 30, 2019 compared to operating activities using approximately $824,000 for the nine months ended September 30, 2018.

As of September 30, 2019, we had approximately $481,000 in current assets and approximately $21,585,000 in current liabilities. A large portion of the current liabilities ($7,373,000) is from the HCIC seller carryback notes, some of which were due June 30, 2016. As of September 30, 2019, we continue to be in default on the HCIC note payments. As a result, the entire amount of the notes has been classified as current.

Cash provided by investing activities was approximately $23,000 for the nine months ended September 30, 2019 compared to cash used in investing activities of approximately $30,000 for the nine months ended September 30, 2018.

Cash provided by financing activities was approximately $1,161,000 for the nine months ended September 30, 2019 compared to cash provided of approximately $894,000 for the nine months ended September 30, 2018.

Due to our financial condition, we have had to resort to borrowing under short-term convertible notes, which have high financing costs associated with them. On September 24, 2019, we executed a convertible promissory note in the principal amount of $575,000 had a purchase price of $517,500, a 6-month term, and an interest rate of 10% per annum. Net proceeds were approximately $457,500. The debt is convertible at a per common stock price at the lower of 70% multiplied by the 10-day trailing market price of Two Rivers’ common shares (representing a discount rate of 30%) or $0.30/share. We issued 1,101,532 shares of our common stock (the “Returnable Shares”) to the note holder, as well as an additional 220,306 shares of Common Stock (the “Commitment Shares”), subject to the terms and conditions of the securities purchase agreement and the note, pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933. If Two Rivers pays the convertible debt prior to 180 days from the date of the convertible note, the Returnable Shares shall be returned by the note holder to Two Rivers. If Two Rivers fails to pay the convertible note by that date, the note holder may retain the Returnable Shares.

On November 7, 2019, we entered into a similar convertible note arrangement to provide a net of $315,000 in short term working capital. The face value of the convertible debt is $394,500 with a purchase price of $354,600, a 6-month term and an interest rate of 12% per annum. The debt is convertible at a price equal to the lower of (1) 70% multiplied by the lowest closing bid price or trading price (whichever is lower) of Two Rivers’ common shares during the 10 trading days immediately preceding the conversion date (representing a discount rate of 30%) and (2) $0.30 per share. We issued 1,083,791 shares of our common stock (the “Returnable Shares”) to the note holder, as well as an additional 200,000 shares of Common Stock (the “Commitment Shares”), subject to the terms and conditions of the securities purchase agreement and the note, pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933. If Two Rivers pays the convertible debt prior to 180 days from the date of the convertible note, the Returnable Shares shall be returned by the Note Holder to Two Rivers. If Two Rivers fails to pay the convertible note by that date, the Note Holder may retain the Returnable Shares.

We intend to use these funds for the payment of certain debts, payments on accounts and working capital.

Going Concern

The consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has not generated significant revenues and has a net loss of $1,142,000 during the nine months ended September 30, 2019. Cash consumed from our operations during the nine months ended September 30, 2019 was $789,000. At September 30, 2019, the Company had a working capital deficit of $21,104,000 and an accumulated deficit of approximately $95,596,000. The HCIC seller carry back debt are in technical default.

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

In conjunction with the acquisition of Vaxa, the Company recognized goodwill of approximately $14,100,000 based on the issuance of 30,000,000 shares at the closing share price ($0.44) on the date of acquisition (July 31, 2019) plus net liabilities acquired (See NOTE 8).

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to the impact of interest rate changes and change in the market values of our real estate properties and water assets. Because we had no market risk sensitive instruments outstanding as of September 30, 2019, it was determined that there was no material market risk exposure to our consolidated financial position, results of operations, or cash flows as of such date. We do not enter into derivatives or other financial instruments for trading or speculative purposes.

ITEM 4. CONTROLS AND PROCEDURES

Management’s Evaluation of Disclosures Controls and Procedures

Our management, comprised of our chief executive officer (CEO) and chief financial officer (CFO), (presently the same person fills both officer roles), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based on that evaluation, and taking the matters described below into account, the Company’s CEO/CFO has concluded that our disclosure controls and procedures over financial reporting were not effective during reporting period ended September 30, 2019.

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

Based upon our evaluation of internal controls, the Company’s management determined that the Company’s controls over financial reporting were not adequate to ensure complex accounting calculations were performed correctly. As such, the Company’s CEO/CFO has concluded that the Company’s disclosure controls and procedures contain a material weakness as of the end of the period covered by this Report. Because of the material weaknesses identified, a reasonable possibility exists that a material misstatement in our consolidated financial statements will not be prevented or detected on a timely basis. While our internal controls are established and followed, it is clear by the identified weaknesses that they were not operating as they should be. Management believes that this was the case due to our limited staff along with time constraints and staff turnover. However, our CEO/CFO, who is also our Principal Accounting Officer, believes that the financial statements included in this quarterly report on Form 10-Q present, in all material respects, our financial position, results of operations and cash flows for the periods presented, in conformity with U.S. GAAP.

Plan for Remediation of Material Weaknesses

The remediation effort outlined below is intended to address the identified material weaknesses in internal control over financial reporting.

Once significant additional capital is raised, we plan to hire a qualified Chief Financial Officer. A short-term task of the new CFO will be to do a formal assessment of our internal controls.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

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

The State of Colorado also sued Mr. Harding (current CEO and acting CFO), the prior CFO, and the former directors of Two Rivers, former director and CEO John McKowen who had executed the agreement with the State for contempt for their failure to compel Two Rivers to carry out its obligations under the 2016 agreement. The five independent directors of Two Rivers resigned in November 2018. The case against Two Rivers and all the individuals had been scheduled for trial starting October 28, 2019. The Company has accrued $1,800,000 as a liability to cover the cost of deconstruction and penalties and fines.

In July 2019, the Company reached a settlement with the State of Colorado, whereby the Company will pay approximately $922,000 plus interest to the State of Colorado in exchange for a full settlement of the above legal action. The Company anticipates recognizing a reduction of this contingent liability from $1,800,000 to approximately $922,000, along with additional non-cash gains of approximately $50,000 from the negotiations and resolution of previously recorded accounts payable, on Two Rivers’ financial reports dated September 30, 2019.

Lawsuit against former employees

On October 18, 2017, at the Company filed a lawsuit against former employees of its DFP farming operation for alleged theft. We are in the process of gathering evidence of the theft and setting a court hearing date. A former employee of DFP has filed a counter claim against the Company, which amount is immaterial. Management believes that claims against former employees are in excess of any counter claims. The counter claim on the lawsuit was settled in November 2019 and the Company will pursue an insurance claim for the theft losses.

Blue & Green litigation

On January 19, 2018 Blue & Green, LLC (“Blue Green”) filed a complaint against GrowCo, Inc. claiming a default on payments by GrowCo to Blue Green under the terms of the GrowCo $2,115,000 promissory note held by Blue Green. The complaint is requesting immediate payment of the note, back due interest in excess of $300,000, and attorney fees. The Blue Green note is also secured by certain water and land property owned by Two Rivers. As a result of Blue Green’s action, the Company has recorded a contingent liability of $2,359,000, which represents a current appraisal of the assets pledged by the Company. The Company understands that GrowCo is currently in a bankruptcy proceeding.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended September 30, 2019 we issued and sold the unregistered securities set forth in the table below.

Date	Persons or Class of Persons	Securities	Consideration
July 12, 2019	TR Capital Preferred	14,840 shares of Common Stock	TR Capital Conversion
July 17, 2019	Black Mountain Equities	523,395 shares of Common Stock	Cashless exercise of warrant for previous financing
July 31, 2019	Easby Land & Cattle Company, LLC	30,000,000 shares of Common Stock	100% of Vaxa Global, LLC valued at $13,200,000
August 9, 2019	TR Capital Preferred	139,985 shares of Common Stock	TR Capital Conversion
August 14, 2019	Andrew Norstrud	185,000 shares of Common Stock	Professional services valued at $49,950
September 23, 2019	Labrys Fund, LP	1,321,838 shares of Common Stock	Financing costs valued at $355,000

We relied upon the exemption from registration contained in Section 4(a)(2) under the Securities Act, as the securities were sold only to investors, sophisticated as to the business of the Company, without the use of general solicitation or advertising. No underwriters or placement agents were used and no commissions were paid in the above stock transactions. A restrictive legend was placed on the certificates evidencing the securities issued in the above transactions.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Regulation S-K Number	Document
2.1	Share Exchange Agreement dated February 22, 2019, between Two Rivers Water & Farming Company and Easby Land & Cattle Company, LLC (1)
10.1	Convertible Promissory Note dated September 19, 2019 to Labrys Fund, LP (2)
10.2	Securities Purchase Agreement dated September 19, 2019 between Two Rivers Water & Farming Company and Labrys Fund, LP (2)
31.1	Rule 13a-14(a) Certification of Greg Harrington
32.1	Certification of Greg Harrington Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	Financial statements from the Quarterly Report on Form 10-Q of Two Rivers Water & Farming Company for the quarterly period ended September 30, 2019, formatted in XBRL: (i) the Balance Sheets; (ii) the Statements of Operations; (iii) the Statements of Cash Flows; and (iv) the Notes to Financial Statements (5)

(1)	Filed as an exhibit to the Current Report on Form 8-K filed February 26, 2019.
(2)	Filed as an exhibit to the Current Report on Form 8-K filed September 26, 2019.
(3)	In accordance with Rule 406T of Regulation S-T, the information in these exhibits shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TWO RIVERS WATER & FARMING COMPANY

Dated: November 25, 2019	By:	/s/ Greg Harrington
Greg Harrington, Chief Executive Officer and Chief Financial Officer

